Form 10-Q
period 1995-09-30
FEDERAL TRUST CORP
filed 1995-11-09
CIK 842640

==============================================================================

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                               FORM 10-Q

                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

     For the Nine Months Ended                  Commission File Number:
   -----------------------------              ---------------------------
         SEPTEMBER 30, 1995                             33-27139


                        FEDERAL TRUST CORPORATION
            (Exact name of registrant as specified in its charter)

               FLORIDA                                  59-2935028
   -----------------------------              ---------------------------
   (State or other jurisdiction                      (I.R.S. Employer
         of incorporation)                          Identification No.)


                             1270 ORANGE AVENUE
                         WINTER PARK, FLORIDA 32789
                     -----------------------------------
                   (Address of principal executive offices)
                 Registrant's telephone number: (407) 645-5550
                     -----------------------------------
                            FEDTRUST CORPORATION
                         (Former name of registrant)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such quarterly reports), and (2) has been subject to such filing requirements for the past 90 days:

                           YES   X          NO
                              -------         -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

  Common Stock, par value $.01 per share                   2,239,928
------------------------------------------        ----------------------------
                   (class)                        Outstanding at September 30,
                                                              1995

==============================================================================

                 FEDERAL TRUST CORPORATION AND SUBSIDIARIES


                                    INDEX


PART I.  FINANCIAL INFORMATION

 ITEM 1.   FINANCIAL STATEMENTS                                PAGE
                                                               ----
   Consolidated Condensed Balance Sheets
     September 30, 1995 (unaudited) and December 31, 1994.....   2

   Consolidated Condensed Statements of Operations for the
     Three months and Nine months ended September 30, 1995
     and 1994 (unaudited).....................................   3

   Consolidated Condensed Statements of Cash Flows for the
     Three months and Nine months ended September 30, 1995
     and 1994 (unaudited).....................................   4

   Notes to Consolidated Condensed Financial Statements
     (unaudited)..............................................  5-12


 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
    CONDITION AND RESULTS OF OPERATIONS......................  13-24


PART II.  OTHER INFORMATION

 Signatures..................................................   25

                    FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                         PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                      Consolidated Condensed Balance Sheets
                                   (UNAUDITED)

                                                 September 30, 1995        December 31, 1994
                                                 ------------------        -----------------
                 ASSETS

 Cash                                                      311,008                  743,785
 Interest bearing deposits                               3,557,662                6,860,604
 Securities available for sale                                  -                        -
 Investment securities (estimated market
   value of $21,823,861 in 1995 and
   $20,336,175 in 1994)                                 24,277,211               24,300,989
 Loans receivable, net (net of allowance
   for loan losses of $2,363,332 in 1995
   and $1,769,073 in 1994)                             116,682,437              111,182,894
 Accrued interest receivable - Loans                       841,837                  664,784
 Accrued interest receivable - Securities                  158,665                  563,254
 Federal Home Loan Bank of Atlanta stock,
 at cost                                                 1,853,200                1,975,000
 Notes receivable                                               -                        -
 Loan Sale Proceeds receivable                                  -                 2,491,359
 Real Estate owned, net                                  3,082,552                2,891,479
 Property and equipment, net                             1,331,191                1,461,777
 Prepaid expenses and other assets                       1,897,429                  820,838
                                                       -----------              -----------
     Total                                             153,993,192              153,956,763
                                                       ===========              ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY

 Deposit accounts and accrued interest on deposits     109,904,043              101,528,318
 Official Checks                                         1,000,433                  473,944
 Federal Home Loan Bank advances                        31,100,000               39,500,000
 Debentures                                                420,000                  420,000
 Advance payments for taxes and insurance                1,044,413                  436,809
 Accrued expenses and other liabilities                    578,843                  579,872
                                                       -----------              -----------
     Total Liabilities                                 144,047,732              142,938,943
                                                       -----------              -----------

 Stockholders' equity
   Common stock, $.01 par value, 5,000,000 shares
      authorized; 2,256,505 shares issued and
      outstanding at September 30, 1995 and
      December 31, 1994                                     22,565                   22,565
 Additional paid -in capital                            11,143,659               11,143,659
 Retained earnings                                      (1,097,258)                      -
 Unrealized loss on investment securities available
      available for sale, net                              (46,981)                 (71,879)
 Treasury stock (16,577 shares of common stock, at
      cost at September 30, 1995 and December
      31, 1994)                                            (76,525)                 (76,525)
                                                       -----------              -----------
     Total stockholders equity                           9,945,460               11,017,820
                                                       -----------              -----------

     Total Liabilities and Stockholders' Equity        153,993,192              153,956,763
                                                       ===========              ===========

 See accompanying Notes to Consolidated Condensed Financial Statements.

                FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                  Consolidated Statements of Operations

       For Three Months and Six Months Ended September 30, 1995 and 1994
                                (Unaudited)


                                                                   Three Months                 Nine Months
                                                                 Ended September 30,          Ended September 30,
                                                               -----------------------      -----------------------
                                                                  1995         1994            1995        1994
                                                                  ----         ----            ----        ----
   INTEREST INCOME:
        Loans                                                  $ 2,292,285   1,957,910        6,696,610  5,621,468
        Securities                                                 291,818     384,237        1,107,997  1,343,065
        Interest-bearing deposits and other                         64,302     161,628          256,943    250,286
                                                               -----------   ---------        ---------  ---------
             Total interest income                               2,648,405   2,503,775        8,061,550  7,214,819
                                                               -----------   ---------        ---------  ---------
   INTEREST EXPENSE:
        Deposit accounts                                         1,653,261   1,002,133        4,594,359  2,612,890
        Federal Home Loan Bank advances and other borrowings       446,743     506,544        1,400,034  1,394,874
                                                               -----------   ---------        ---------  ---------
             Total interest expense                              2,100,004   1,508,677        5,994,393  4,007,764
                                                               -----------   ---------        ---------  ---------

   NET INTEREST INCOME                                             548,401     995,098        2,067,157  3,207,055
   Provision for loan losses                                        41,902          -           774,225     37,533
                                                               -----------   ---------        ---------  ---------
   NET INTEREST INCOME AFTER PROVISION                             506,499     995,098        1,292,932  3,169,522
                                                               -----------   ---------        ---------  ---------
   OTHER INCOME:
        Fees and service charges                                    31,254      35,990          108,774    136,597
        Rents                                                       29,787         598          125,906        598
        Gain on sale of assets                                      51,372       8,780          193,806     10,376
        Unrealized gain on investment securities                        -       21,710               -      21,710
        Other miscellaneous                                         18,582       5,650           53,484     20,369
                                                               -----------   ---------        ---------  ---------
             Total other income                                    130,995      72,728          481,970    189,650
                                                               -----------   ---------        ---------  ---------

   OTHER EXPENSES:
        Employee compensation & benefits                           367,857     378,861        1,174,632  1,098,945
        Occupancy and equipment                                    169,753     164,006          514,117    431,589
        Data procession expense                                     18,625      14,421           55,227     72,986
        Professional fees                                          273,562      97,916          626,026    376,295
        FDIC Insurance                                              79,066      57,034          224,997    150,905
        Other miscellaneous                                        352,986     294,843          855,467    614,401
                                                               -----------   ---------        ---------  ---------
             Total other expense                                 1,261,849   1,007,081        3,450,466  2,745,121
                                                               -----------   ---------        ---------  ---------

   NET INCOME BEFORE INCOME TAX                                   (624,355)     60,745       (1,675,564)   614,051
   Income tax                                                     (224,769)     20,957         (603,204)   211,847
                                                               -----------   ---------        ---------  ---------
   NET INCOME                                                     (399,586)     39,788       (1,072,360)   402,204
                                                               -----------   ---------       ----------  ---------
   PER SHARE AMOUNTS:
        Earnings per share                                          (0.178)      0.018           (0.048)      0.19
                                                                ----------   ---------        ---------  ---------
        Cash dividends per share                                     0.000       0.030            0.000       0.09
                                                                ----------   ---------        ---------  ---------
        Weighted average number of shares outstanding            2,239,928   2,239,928        2,239,928  2,083,436
                                                               ===========   =========        =========  =========

 See accompanying Notes to Consolidated Financial Statements.

                 FEDERAL TRUST CORPORATION AND SUBSIDIARIES

               Consolidated Condensed Statements of Cash Flows

            For the Nine Months Ended September 30, 1995 and 1994
                                (UNAUDITED)

                                                                                     1995             1994
                                                                                     ----             ----
 CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                  (1,072,360)        402,204
      Adjustments to reconcile net income to net cash provided by (used in)
           operating activities:
      Depreciation & amortization of property & equipment                            145,731          92,461

      Amortization (net) of premiums, fees & discounts on loans & securities         254,980         329,597
      (Increase) Decrease in prepaid expenses & other assets                       1,076,591         (39,317)
      Increase (Decrease) in accrued expenses & other liabilities                    (10,086)       (412,964)
      Provision for allowance on real estate owned                                   158,220              -
      Provision for loan losses                                                      774,225          37,533
      (Increase) Decrease in accrued interest receivable                             227,536         256,351
      (Increased) Decrease in loan sale proceeds receivable                        2,491,359              -
      Increase (Decrease) in official checks                                         526,489        (174,084)
      Increase (Decrease) in accrued interest on deposit accounts                      9,057          14,761
                                                                                  ----------       ---------
          Net cash provided by (used in) operating activities                      4,581,742         506,542
                                                                                  ----------       ---------

 CASH FLOWS FROM INVESTING ACTIVITIES:
      Principal collected on notes receivable                                             -           21,412
      Acquisition of office properties and equipment                                 (15,145)        220,728
      Sale (Purchase) of Federal Home Loan Bank of Atlanta stock                     121,800         540,300
      Proceeds collected from loan sales                                           2,726,652              -
      (Acquisition) of real estate owned                                            (191,073)       (504,189)
      Sale of securities, available for sale                                              -       12,170,844
      Principal collected on securities held to maturity                              23,778              -
      Principal collected on loans                                                18,718,714      10,689,512
      Loans originated or purchased                                              (30,285,516)    (34,154,975)
                                                                                  ----------       ---------
           Net cash used in investing activities                                  (8,900,790)    (11,016,368)
                                                                                  ----------       ---------

 Cash flows from financing activities:
      Proceeds from common stock                                                          -        1,013,532
      Increase (Decrease) in deposits, net                                         8,375,725      19,394,561
      Increase (Decrease) in Federal Home Loan Bank advances                      (8,400,000)     (9,800,000)
      Increase (Decrease) in other borrowings                                             -               -
      Dividends                                                                           -         (203,114)
      Net increase in advance payments by borrowers for taxes & insurance            607,604         799,030
                                                                                  ----------       ---------
           Net cash provided by financing activities                                 583,329      11,204,009
                                                                                  ----------       ---------
 Increase in cash and cash equivalents                                            (3,735,719)        694,183
 Cash and cash equivalents at beginning of period                                  7,604,389       7,311,032
                                                                                  ----------       ---------
 Cash and cash equivalents at end of period                                        3,868,670       8,005,215
                                                                                  ==========       =========

 See accompanying Notes to Consolidated Condensed Financial Statements.

                 FEDERAL TRUST CORPORATION AND SUBSIDIARIES

        Notes to Consolidated Condensed Financial Statements (unaudited)


1.   GENERAL

Federal Trust Corporation ("Company" or "Holding Company") was organized in February 1989 for the purpose of becoming the unitary savings and loan holding company of Federal Trust Bank ("Bank"), a federally chartered stock savings bank then headquartered in Amelia Island, Florida. The Company's and the Bank's headquarters are currently located in Winter Park, Florida. The Company is currently conducting business as a unitary savings and loan holding company, and its principal asset is all of the capital stock of the Bank. As a unitary holding company, the Company has greater flexibility than the Bank to diversify and expand its business activities, either through newly formed subsidiaries or through acquisitions.

The Company's primary investment is the ownership of the Bank. The Bank is chartered as a federal stock savings bank and is primarily engaged in the business of obtaining funds in the form of deposits and Federal Home Loan Bank ("FHLB") advances and investing such funds in permanent loans on residential and to a lesser extent commercial real estate primarily in Florida, in various types of construction and other loans and in investment securities. The Holding Company presently operates two non-bank subsidiaries, Federal Trust Properties Corp. ("FTPC"), a real estate holding and development company, organized December 12, 1994, which owns two office buildings in Amelia Island, Florida and a residential site in Augusta, Georgia; and 1270 Leasing, Co. ("1270 LC"), a real estate leasing entity organized May 27, 1994, which leases the Holding Company's office located in Winter Park, Florida. Prior to June 30, 1993, the Company operated three other subsidiaries, First Coast Financial Corporation ("FCFC"), a residential mortgage broker, FC Construction Services Corp. ("FCCSC"), a small commercial construction and consulting company and FedTrust Building Corporation ("FTBC"), the owner of the First Coast Plaza office complex. The stock of FCFC and the assets of FCCSC and FTBC were sold in June and July, 1993 and the corporate entity of FCCSC and FTBC were dissolved in December, 1993.

The balance sheet as of September 30, 1995 and December 31, 1994 and the statements of operations for the three-month and nine-month periods ended September 30, 1995 and 1994 and the statement of cash flows for the nine-month period ended September 30, 1995 and 1994 include the accounts and operations of the Company and all subsidiaries. All material intercompany accounts and transactions have been eliminated.

In the opinion of management of the Company, the accompanying consolidated condensed financial statements contain all adjustments (principally consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1995, the results of operations for the nine-month period ended September 30, 1995 and 1994 and cash flows for the nine-month period ended September 30, 1995 and 1994. The results of operations for the nine-month period ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10 - K for the year ended December 31, 1994.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PER SHARE AMOUNTS:
Earnings per share has been computed by dividing net earnings by the weighted average number of shares outstanding during the period.

     (continued)                    5

                 FEDERAL TRUST CORPORATION AND SUBSIDIARIES

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                (continued)

REAL ESTATE:
Real estate acquired through foreclosure is recorded at the lower of cost (unpaid loan balance plus foreclosure expenses) or net realizable value at the time of acquisition. Net realizable value is based on current appraisals reduced by an estimate of net holding costs, including interest and selling expenses, for the period the property is expected to be held prior to sale.

3.   LOANS

The Financial Accounting Standards Board (FASB) has issued Standard No. 114, "Accounting by Creditors for Impairment of a Loan," which requires that all creditors value all specifically reviewed loans for which it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement at the present value of expected cash flows, market price of the loan, if available, or the fair value of the underlying collateral. Expected cash flows are required to be discounted at the loan's effective interest rate. FASB 114 does not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. Loans collectively reviewed by the Bank for impairment include all residential, consumer, and non-residential loans that are less than 90 days delinquent, excluding loans which are individually reviewed based on specific information or events, such as the condition of the collateral. The Standard is required for fiscal years beginning after December 15, 1994.

The FASB also has issued Standard No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," that amends FASB Standard No. 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan and by requiring additional disclosures about how a creditor recognizes interest income related to impaired loans. This Standard is to be implemented concurrently with Standard No. 114.

On January 1, 1995, the provisions of Standards No. 114 and 118 were adopted. The adoption of the Standards required no increase to the allowance for loan losses and had no impact on net income in the first six months of 1995.

As a matter of policy, the Bank classifies all loans 90 days or more past due as non-performing and does not accrue interest on these loans and reverses all accrued and unpaid interest, however, a non-performing loan is not considered impaired if all amounts due including contractual interest are expected to be collected. When the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal. When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement first to interest income and then to principal. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been forgone. Further cash receipts are recorded as recoveries of any amounts previously charged off.

A loan is also considered impaired if its terms are modified in a troubled debt restructuring after January 1, 1995. For these accruing impaired loans, cash receipts are typically applied to principal and interest receivable in accordance with the terms of the restructured loan agreement. Interest income is recognized on these loans using the accrual method of accounting. As of September 30, 1995, there were no accruing impaired loans of this type.

At September 30, 1995, Impaired loans amounted to $9.708 million. Included in the allowance for loan losses is $1.603 million related to the impaired loans. The Bank measures impairment on collateralized loans using the fair value of the collateral, and on unsecured loans using the present value of expected future cash flows discounted at the loan's effective interest rate. At September 30, 1995 all impaired loans were evaluated on the fair value method.


     (continued)                    6

                 FEDERAL TRUST CORPORATION AND SUBSIDIARIES

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                (continued)

In the first nine months of 1995, the average recorded investment in impaired loans was $6.604 million and $217.7 thousand of interest income was recognized on loans while they were impaired. All of this income was recognized using a cash basis method of accounting.

4.   ALLOWANCE FOR LOSSES

ALLOWANCE FOR LOAN LOSSES: The following is an analysis of the activity in the allowance for loan losses for the periods presented:


                                               Three Months                             Nine Months
                                            Ended September 30,                      Ended September 30,
                                        ----------------------------            -------------------------------
                                           1995              1994                   1995              1994
                                           ----              ----                   ----              ----
 Balance at beginning of period          2,378,838         1,768,949              1,974,950         1,850,000
 Provision for loan losses                  41,902                -                 774,225            37,533
 Transfer (to) from REO                         -                 -                (283,774)          (84,992)
 Less Charge-offs                          (58,988)               -                (103,649)          (33,592)
 Plus recoveries                             1,580               124                  1,580               124
                                       -----------       -----------            -----------       -----------
 Balance at end of period                2,363,332         1,769,073              2,363,332         1,769,073
                                       ===========       ===========            ===========       ===========
 Loans Outstanding                      116,682,43       118,016,160            116,682,437       118,016,160
 Ratio of charge-offs to Loans
      Outstanding                             .05%              .00%                   .09%              .03%
 Ratio of allowance to Loans
      Outstanding                            2.26%             1.50%                  2.03%             1.50%


A provision for loan losses is generally charged to operations based upon management's evaluation of the potential losses in its loan portfolio. However, in May 1995, the OTS directed the Bank to increase its reserves for loan and REO losses by $730,000. The increase was primarily the result of the classification of the first mortgages on two loans on which the Bank has a second mortgage position. Also, additional reserves were required on two performing commercial loans whose classification was downgraded as a result of financial information received from the borrower in the second quarter of 1995. During the third quarter ended September 30, 1995, management added $41,902 to the provision based on its evaluation of the loan portfolio.

5. SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INVESTING AND FINANCING ACTIVITIES

                                            Nine Months Ended September 30,
                                           ---------------------------------
                                              1995                  1994
                                              ----                  ----
     Cash paid during the period for:
        Interest expense                    3,899,475             3,502,954
        Income taxes                           15,053               502,592



     (continued)                    7

                 FEDERAL TRUST CORPORATION AND SUBSIDIARIES

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                (continued)



6. REAL ESTATE ACQUIRED THROUGH FORECLOSURE, OTHER REPOSSESSED ASSETS AND ALLOWANCE FOR REAL ESTATE LOSSES

REAL ESTATE ACQUIRED THROUGH FORECLOSURE AND OTHER REPOSSESSED ASSETS: The following is an analysis of the activity in real estate acquired through foreclosure and other repossessed assets for the periods presented:


                                         Three Months                    Nine Months
                                     Ended September 30,             Ended September 30,
                                   -----------------------         -----------------------
                                       1995         1994            1995           1994
                                       ----         ----            ----           ----
 Balance at beginning of period     3,438,661    1,473,727        3,322,529        565,422
 Acquired through foreclosure         379,118      112,620        2,572,836      1,120,925
 Add: Capitalized Costs                39,187           -            53,343             -
 Less: Sale of real estate           (561,178)    (435,644)      (2,072,144)      (535,644)
 Less: Chargeoffs                    (213,236)          -          (794,012)            -
 Less: Allowance for losses                -      (81,092)               -         (81,092)
                                    ---------   ---------         ---------      ---------
 Balance at end of period           3,082,552   1,069,611         3,082,552      1,069,611
                                    =========   =========         =========      =========

ALLOWANCE FOR REAL ESTATE LOSSES: The following is an analysis of the activity in allowance for real estate losses for the periods presented:


                                         Three Months                    Nine Months
                                     Ended September 30,             Ended September 30,
                                   -----------------------         -----------------------
                                       1995         1994            1995           1994
                                       ----         ----            ----           ----
 Balance at beginning of period           123      81,092           216,050         25,454
 Provision for REO losses             158,220      47,647           158,220         71,306
 Transferred (to) from Mortgage
 Loans                                     -           -            283,774         84,992
 Add: Recoveries                           -           -                246             -
 Less: Charge-offs                   (158,343)    (47,647)         (658,290)      (100.660)
                                    ---------   ---------         ---------      ---------
 Balance at end of period                   0      81,092                 0         81,092
                                    ---------   ---------         ---------      ---------


     (continued)                    8

                 FEDERAL TRUST CORPORATION AND SUBSIDIARIES

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                (continued)

7.   INVESTMENT SECURITIES

                                                     At September 30, 1995
                                                 ------------------------------
 AVAILABLE FOR SALE:
 None

 HELD TO MATURITY:                                Book Value        Market Value
                                                  ----------        ------------
 FHLB Floating Rate Note, 4.480% due 3/10/97         491,705             492,656
 FHLB Floating Rate Note, 4.930% due 3/16/98         486,678             481,406
 FHLB Floating Rate Note, 3.000% due 6/17/98         981,430             915,313
 FHLB Floating Rate Note, 3.000% due 6/25/98       1,717,398           1,632,969
 FHLB Floating Rate Note, 3.080% due 7/15/98       1,500,000           1,384,688
 FHLB Floating Rate Note, 3.080% due 7/15/98       1,500,000           1,384,688
 FHLB Floating Rate Note, 3.237% due 7/28/98       3,350,000           3,094,563
 FHLB Floating Rate Note, 4.433% due 7/30/03      14,250,000          12,437,578
                                                  ----------          ----------
                                         Total    24,277,211          21,823,861
                                                  ==========          ==========

The Company does not have any investment securities classified as Available for Sale, however, on January 1, 1994, the adoption date for SFAS 115, the company classified securities with a book value of $3,752,662 as Available for Sale. Subsequently on April 1, 1994, these investment securities were classified as Held To Maturity, and pursuant to SFAS 115, were transferred at their current market value and the unrealized loss as of the date of transfer is being accreted into income over the remaining life of the securities.

8.   DEBENTURES

The balance in "Debentures" at September 30, 1995 and December 31, 1994 consists of $420,000 in debentures with a 5 year maturity due in 1996 and an interest rate of 10% per annum. The debentures are callable at any time and interest is payable annually.

9.   ADVANCES FROM FEDERAL HOME LOAN BANK

The following is an analysis of the advances from the Federal Home Loan Bank:

             AMOUNTS OUTSTANDING AT SEPTEMBER 30, 1995:

             Maturity Date    Rate      Amount           Type
             -------------    ----      ------           ----
                 10/02/95    7.00%    $  500,000     Variable rate
                 10/17/95    6.23%     5,000,000     Fixed rate
                 10/31/95    7.00%     5,200,000     Variable rate
                 11/30/95    5.86%     1,900,000     Fixed rate
                 11/30/95    7.00%     3,500,000     Variable rate
                 12/15/95    6.36%     5,000,000     Fixed rate
                 09/15/96    5.83%     5,000,000     Fixed rate
                 09/15/98    6.12%     5,000,000     Fixed rate
                             -----    ----------
                   Total     6.37%    31,100,000
                             =====    ==========

     (continued)                    9

                 FEDERAL TRUST CORPORATION AND SUBSIDIARIES

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                (continued)


Variable rate advances reprice daily and may be repaid at any time without penalty. Fixed rate advances incur a prepayment penalty if repaid prior to maturity, and the interest rate is fixed for the term of the advance.

     AMOUNTS OUTSTANDING AT:

           Month-end         Rate     Amount
           ---------         ----     ------
           4/30/95           6.34%    30,100,000
           5/31/95           6.36%    28,100,000
           6/30/95           6.43%    28,600,000
           7/31/95           6.30%    24,648,000
           8/31/95           6.44%    30,445,000
           9/30/95           6.55%    27,113,000

During the six-month period ended September 30, 1995, average advances outstanding totaled $28.2 million at an average rate of 6.40%.

Advances from the FHLB are collateralized by loans and securities that totaled approximately $35.90 million and $14.25 million, respectively.

10.  ACQUISITIONS

On April 3, 1992, the Bank acquired certain assets and liabilities of First Federal Savings and Loan Association of Seminole County, F.A. from the RTC. The Bank acquired approximately $77,988,000 of loans and assumed $120,227,000 in deposits and other liabilities. In addition, the Bank paid a net premium of approximately $2,056,269 to the RTC and First Guaranty Mortgage Corporation in connection with the acquisition. The Bank has amortized $1,529,741 of the premium as of September 30, 1995 as an adjustment to interest income. The acquisition was accounted for as a purchase.

11.  SUPERVISION

The Bank is a federally-chartered savings bank and its deposit accounts are insured by the Savings Association Insurance Fund ("SAIF") which is administered by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is subject to examination and regulation by the Office of Thrift Supervision ("OTS") and the FDIC.

The OTS completed its regular examination of both the Company and the Bank in June 1995. The OTS found that except for one technical violation wherein the Bank renewed a loan that had matured, the Company and the Bank had complied with their respective cease and desist orders which were entered into on October 3, 1994 ("Orders"). Management consented to the issuance of the Orders, without admitting or denying that grounds for such Orders existed.

In the 1995 examination, the OTS instructed the Holding Company's Board to take action on certain operational concerns which management of the Company is currently addressing. Management is examining the Company's general operations in order to find ways to reduce overhead and expenses, including a review of employee

     (continued)                    10

                 FEDERAL TRUST CORPORATION AND SUBSIDIARIES

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                (continued)

compensation. One of the outcomes from this review has been the elimination of the position of controller/treasurer which has been assumed by the Bank's Chief Financial Officer. Management is also developing a plan to raise additional capital to meet the Company's and the Bank's anticipated future needs. In light of the Company's projected losses for the coming fiscal year, the Company has reconsidered its dividend policy. The Board has decided to suspend the payment of dividends for the calendar year 1995 to ensure that sufficient funds are maintained to absorb any projected losses and to promptly pay any tax refunds that might be due to the Bank pursuant to the Tax Sharing Agreement between the Company and the Bank. In addition to these actions, the Holding Company's Board was also instructed to: (I) provide the OTS with quarterly financial reports and notification of new activities by the Holding Company, including quarterly summary reports describing the activities and progress on the HUD approved apartment projects; (ii) provide the OTS with information on certain asset sales; (iii) require outside bids to be obtained for services provided to the Holding Company in excess of $10,000; and (iv) refund the Bank for any tax refunds. The Holding Company has complied and submitted reports and other documentation in response to these requests.

Since the issuance of the Supervisory Agreement, management of the Bank has been strengthened with the addition of a new Chief Financial Officer, a new Chief Lending Officer and a Senior Problem Asset Officer. The Board and Management of the Holding Company believe that the Bank's management is taking the necessary corrective measures to ensure that the Bank is being operated properly and that the level of classified assets are being carefully monitored and managed in order to provide for the steady reduction of classified assets. Management is committed to taking whatever steps it deems necessary to have the Bank Order lifted as soon as possible.

The Order under which the Holding Company is operating essentially provides that the Company cannot receive dividends from the Bank without prior approval from the OTS or request or allow the Bank to pay for expenses directed to the Company. It should be noted that in keeping with OTS regulations, the Holding Company has always filed a written notice with the OTS concerning any requests for capital distributions from the Bank and has received written approval in each instance. In accordance with the Holding Company Order, any inter-company employee costs are governed by a management services agreement which provides for the reimbursement for the cost of employees who work for both the Bank and the Company. Finally, the Company must continue to have a standing Compliance Committee comprised of outside directors who are responsible for monitoring and reporting to the Board of Directors the Company's level of compliance with the Order. The Compliance Committee meets with management every quarter to review the Company's adherence to the Order. The Board of Directors then submits a quarterly compliance certification to the OTS. The Holding Company has complied, and is currently in compliance, with each of these provisions.

The Bank's Order contains 27 directives which are primarily directed toward regulatory compliance issues, such as lending, limitations, establishment of real estate lending standards, proper maintenance of records, appraisals, strengthening of the Bank's policies for underwriting, administration, collection and foreclosure of loans, as well as taking steps to avoid the appearance of conflicts of interest with affiliated persons. Management of the Bank has taken corrective action to address these concerns, including: further amendments to the Bank's loan policies and procedures; taking a more aggressive approach toward collection of delinquent loans and foreclosing proceedings; and emphasis on loan documentation and better record keeping. The remaining items of the Order which deal with other issues, had been addressed and were complied with at the time the Order was entered into. The Order also contained similar provisions to that of the Holding Company's Order in that the Bank cannot make a capital distribution to the Company without prior approval. The Bank is also required to have a standing Compliance Committee consisting of outside directors which meets quarterly and is responsible for monitoring and reporting to the Board of Directors on the Bank's compliance with the Order. The Bank's Board of Directors is then required to certify to the OTS on a quarterly basis that the Bank was in compliance with the Order. The Bank has complied, and is currently in compliance, with each

     (continued)                    11

                 FEDERAL TRUST CORPORATION AND SUBSIDIARIES

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                (continued)

of the foregoing provisions. As an additional measure to ensure compliance with the Bank's Order, the Bank has contracted with a company specializing in the review of systems of internal control and operating procedures for financial institutions.

In the Bank's recent OTS examination the OTS cited additional corrective actions that needed to be addressed by the Bank's Board. No formal regulatory action, however, was deemed necessary. While the OTS acknowledged that the Bank is considered a "well-capitalized" institution under the OTS regulation, the Board has been directed to develop and submit a capital plan to increase the Bank's capital position, along with a written plan to reduce the Bank's interest rate risk. The Board was also instructed to establish a liquidity level above the minimum 5% regulatory requirement. In response, the Board has established a range of between 8% and 10% as a minimum liquidity level for the Bank. Additionally, the Board was instructed to fill the current board vacancy with a local outside director and to make every effort to increase the number of directors beyond the required minimum to further strengthen the composition of the existing Board. The Bank expects to add two additional directors to its Board prior to calendar year end 1995.
 Finally, after reaching a consensus with the OTS examiners, the Bank has increased its allowance for reserve for loan losses from $1,745,000 to $2,475,000.

Management expects that the interest income of the Bank will be limited, as long as the Bank's Order and current growth limitations remain in place. Under the growth limitations, the Bank cannot increase its total assets during any quarter in excess of an amount equal to net interest credited on deposit liabilities during the quarter. Based upon the results of the 1995 examination, the Bank intends to make a request to the OTS to have the growth limitations lifted. Management does not believe that the Holding Company or the Bank Orders, or the current growth limitations on the Bank, will have a material impact on the financial condition of the Holding Company or the Bank.

12.  STOCK OPTIONS

 On May 5, 1993, the Board of Directors of the Company approved a Stock Option Plan for Directors. The Plan provides that a maximum of 176,968 shares of common stock (the "Option Shares") will be made available to directors and former directors of the Company. Options for all the Option Shares were issued on May 6, 1993 to 13 present and former directors. The options are for a term of ten (10) years from the date of grant. The Options were issued at an exercise price of $6.40 per share determined at the time of issuance to be the fair market value of the underlying Common Stock subject to the Option on the date the Option was granted. The options held by an active director are canceled immediately if such director is removed for "cause" as defined in the Plan.

                 FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Bank's net earnings have been adversely affected by the rise in interest rates that has occurred during 1994 and 1995, due to its negative GAP position, as its liabilities have repriced sooner than, and in greater amounts than, its assets. As a result, the Bank's cost of funds has increased faster than the yields earned on its assets, resulting in a decrease in its interest rate spread and lower earnings. The Bank has continued to concentrate on increasing its portfolio of adjustable rate loans and, as interest rates have begun to decline in 1995, is increasing its efforts to lengthen the maturities of its liabilities in order to reduce its negative GAP position and the impact of higher interest rates in the future. Should interest rates begin to rise before the Bank is able to further reduce its negative GAP, the Bank's earnings would be adversely affected.

In addition, the Bank has had to increase its loss reserves as a result of a higher level of non-performing loans. Although management believes that the level of non-performing assets should begin decreasing in future periods, unforeseen economic conditions and other circumstances beyond the Bank's control could result in material additions to the loss reserves in future periods if the level of non-performing assets increases. The Bank does anticipate additions to the loss reserves in future periods as part of the normal course of business, as the Bank's assets, consisting primarily of loans, are continually evaluated and the loss allowances are adjusted to reflect the potential losses in the portfolio on an ongoing basis.

The Company has projected losses for the remainder of, and for the full year of 1995, based on the loss for the first nine months resulting from the increase in the Bank's loss reserves, the continuing impact of current interest rates on the Bank's net interest margin, and the projection of reduced yields on the Bank's portfolio of structured notes resulting from the current yield curve in which the spread between short term and longer term interest rates is narrow.

GENERAL

Federal Trust Corporation ("Federal Trust" or "Company" or "Holding Company"), formerly FedTrust Corporation, was incorporated as a unitary savings and loan holding company in August 1988. Federal Trust was capitalized on February 28, 1989 and acquired all outstanding common stock of Federal Trust Bank, a federally chartered savings bank (the "Bank"), formerly First Coast Savings Bank, F.S.B., in exchange for all the outstanding shares of the Company. Five shares of the Company's common stock was exchanged for each four shares of the Bank's common stock on that date. The acquisition of the Bank was accounted for as a pooling of interests. The Bank is currently the primary operating subsidiary of the Company and began operations on May 3, 1988.

Federal Trust presently operates two non-bank subsidiaries, Federal Trust Properties Corp. ("FTPC"), a real estate holding and development company, organized December 12, 1994, which owns two office buildings in Amelia Island, Florida and a residential site in Augusta, Georgia, and 1270 Leasing Co. ("1270 LC"), a real estate entity organized May 27, 1994, which leases the Holding Company's office located in Winter Park, Florida. Three former subsidiaries, First Coast Financial Corporation ("FCFC"), a mortgage broker, FC Construction Services Corp. ("FCCSC"), a commercial construction company and FedTrust Building Corporation ("FTBC"), which operated office buildings in Amelia Island, Florida were all disposed of during fiscal year 1993. The assets of FCCSC and FTBC were sold on July 31, 1993 and the companies were dissolved in December 1993. The stock of FCFC was sold on June 30, 1993. Operations of these subsidiaries were not significant to the consolidated entity.

Federal Trust acquired FCFC on February 17, 1989.  The acquisition of FCFC
was accounted for as a purchase and goodwill of $193,585 resulted.   The
Company sold the stock of FCFC on June 30, 1993 for $200,000 comprised of

     (continued)                    13

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (continued)

$1,000 in cash and a $199,000 note secured by FCFC stock payable over ten
(10) years. No loss was reported on the sale. Subsequent to the sale, the operations of the company and its profitability declined and the purchaser was unable to make the required payments on the note held by Federal Trust Corporation (FTC). In December 1994, the purchaser defaulted on the note and FTC's subsidiary FTPC acquired the personal property consisting of furniture and equipment valued at $12,410. FTPC chose not to acquire the stock of FCFC, as it had determined that the operations of the company had essentially ceased and could not be restarted without an investment of significant resources, if at all. The Company recognized a loss on the note in the amount of $187,028.

Federal Trust also formed FCCSC, a commercial construction company, during 1989. FCCSC actively marketed its services during 1989 by building and selling an office building, and during 1990 by buying and selling an office building site, developing and licensing plans for residential townhouse units, and providing technical and consulting services to a real estate contractor/developer, and in 1991 by continuing to provide significant technical and consulting services to real estate contractors and developers. During 1992, FCCSC continued to license plans for residential townhouse units, but no significant marketing of services of FCCSC occurred in 1992 or during 1993. In July 1993, the Company sold substantially all of the assets held by FCCSC to two unrelated third parties and ceased operations of FCCSC and the company was dissolved. During 1994, the purchaser of a portion of FCCSC's assets defaulted on its note which had been assigned to FTC and, in December 1994, FTPC, to whom FTC had assigned the note, acquired Georgia property through a deed in lieu of foreclosure and a Note through a voluntary assignment.

The Company previously operated FTBC, whose primary business was the ownership of commercial rental property comprising the office complex where the Amelia Island offices of the Company were located. In December 1992, the building which housed the bank was conveyed to the Bank, which sold the property to another bank as part of the sale of its Amelia Island deposits and branch office. In July 1993, the remaining property was sold by FTBC to an unrelated third party and Federal Trust ceased operations of FTBC and the company was dissolved. During 1994, the purchaser of the remaining property defaulted on its notes, which had been assigned to FTC, and, in December 1994, FTPC, to whom FTC had assigned the notes, acquired the property through a deed in lieu of foreclosure and the deferred gain was offset against the secured promissory note.

On November 20, 1992 the Board of Directors authorized a five-for-four stock split for stockholders of record on November 30, 1992. All per share amounts have been restated to give effect to this split.

ASSET/LIABILITY MANAGEMENT

The operating results of the Company depend primarily on the Bank's net interest income, which is the difference between interest income on interest-earning assets, primarily single-family residential loans, and interest expense on interest-bearing liabilities, consisting of deposits, FHLB advances, debentures and other borrowings. Net interest income is determined by (I) the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities ("interest rate spread") and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. The Bank's interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. In addition, the Company's net earnings are also affected by the level of non-performing loans and real estate owned, as well as the level of its non-interest income, including loan related fees, and its non-interest expenses, such as salaries and employee benefits, occupancy and equipment costs and provisions for losses on real estate owned and income taxes.

The Bank's one year GAP position at June 30, 1995, the most recent report available, was -37%, as compared to -38% at March 31, 1995 and -22% at December 31, 1994. The primary reason for the increase in the one year GAP has been

     (continued)                    14

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (continued)


the shorter maturities of the Bank's liabilities which has resulted from an increase in shorter term deposits due to the preferences of the Bank's customers during a rising interest rate environment. As interest rates have risen in 1994 and 1995, the Bank's negative GAP has resulted in lower earnings due to the narrowing of the Bank's net interest spread. Should interest rates continue to rise the Bank's net interest income will continue to be adversely affected as a result of its negative GAP, however, should interest rates decline the Bank's net interest income will improve, as the rates paid on its liabilities will fall faster than the rates earned on its assets. In the most recent OTS examination, the Board was directed to develop and submit a plan to reduce the Bank's interest rate risk, as a result of the Bank's sensitivity to rising interest rates and the continued decline in its net interest spread. See "Supervision."

In order to minimize the potential for adverse effects of material and prolonged increases in interest rates on the Company's results of operations, the Bank has an Interest Rate Risk Management Policy, which is reviewed and approved by the Board of Directors on an annual basis. The policy provides
I) for management to manage the assets and liabilities of the Bank to protect earnings over the interest rate cycle, ii) the maximum allowable percentage changes in net interest income and net portfolio value over eight interest rate scenarios (+100, +200, +300, +400 and -100, -200, -300, -400 basis points), iii) for the Asset/Liability Management Committee ("ALCO"), and iv) for quarterly reporting to the Board of Directors. The ALCO monitors the Bank's interest rate risk position and manages the asset and liability mix in order to better match the maturities and repricing terms of the Bank's interest-earning assets and interest-bearing liabilities. Since the latter half of 1993 the ALCO has focused primarily on (I) emphasizing the origination and purchase of single-family residential adjustable-rate mortgage loans ("ARMs"), (ii) extending the term of the Bank's deposits and borrowings and (iii) maintaining an adequate amount of liquid assets (cash and interest-earning assets). As a result the Bank has continued to originate and purchase ARM loans throughout this period, and has extended deposits to longer terms whenever possible through its pricing practices. While the bank has had some success in these efforts, it has not been able to achieve a level of success great enough to improve its negative GAP position.
 Until such time as the Bank is able to reduce its negative GAP position, it will be subject to a declining net interest spread when interest rates are rising. As interest rates have begun to decline in the second and third quarters of 1995, the bank has increased its efforts to lengthen liabilities and shall continue to do so.

     (continued)                    15

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (continued)

The following table sets forth information about rates and yields:


                                                              Yields and Rates at
                                               --------------------------------------------------
                                                 September 30,    December 31,    September 30,
                                                     1995            1994             1994
                                                     ----            ----             ----
       Yields on:
            Loan portfolio                           7.97%           7.67%           7.43%
            Other interest-earning assets            4.23%           6.63%           6.84%
                                                     -----           -----           -----
                 Interest-earning assets             7.18%           7.44%           7.30%

        Cost of:
            Deposits                                 5.96%          4.93%           4.26%
            FHLB advances and other                  6.55%          5.87%           5.66%
                                                     -----          -----           -----
            Interest-bearing liabilities             6.08%          5.17%           4.66%
                                                                    -----           -----

       Interest rate spread                          1.10%          2.27%           2.64%
                                                     =====          =====           =====

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Like other financial institutions, the Bank must ensure that sufficient funds are available to meet deposit withdrawals, loan commitments, investment needs and expenses. Control of the Bank's cash flow requires the anticipation of deposit flows and loan payments. The Bank's primary sources of funds are deposit accounts, FHLB advances and principal and interest payments on loans.

The Bank requires funds in the short-term to finance ongoing operating expenses, pay liquidating deposits, purchase temporary investments in securities and invest in loans. The Bank funds short-term requirements through short-term advances from the FHLB, the sale of temporary investments, deposit growth and loan principal payments. The Bank requires funds in the long-term to invest in loans for its portfolio, purchase fixed assets and provide for the liquidation of deposits maturing in the future. The Bank funds its long-term requirements with proceeds from maturing loans, the sale of loans, the sale of investments in securities, deposits, long-term advances from the FHLB and the sale of real estate. In addition, management has no plans to significantly change long-term funding requirements.

During the nine-month period ended September 30, 1995, the Company used funds primarily from principal collected on loans, $18,718,714; net deposit inflows, $8,375,725, proceeds from loan sale receivable, $2,491,359; and proceeds from loan sales, $2,726,652, to fund the origination or purchase of loans, $30,285,516; decreases in FHLB advances, $8,400,000; and decreases in cash and cash equivalents, $3,735,719. As of September 30, 1995, the Bank had outstanding FHLB advances of $31,100,000. Management believes that in the future funds will be obtained from the above sources

At September 30, 1995, loans-in-process, or closed loans scheduled to be funded over a future period of time, totaled $1,180,922. Loans committed, but not closed, totaled 1,295,929 and available lines of credit totaled $752. During the nine-month period ended September 30, 1995, the Bank acquired $30.042 million in primarily domestic residential

     (continued)                    16

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (continued)


mortgage loans. The Company anticipates that other loan acquisitions will occur in the future. Funding for these amounts is expected to be provided by the sources described above.

The Company last declared a dividend to its stockholders on September 30, 1994, which was paid on November 14, 1994. As a result of the net losses that have been incurred by the Company since the fourth quarter of 1994, no additional dividends have been declared and the Board of Directors has decided to suspend the payment of dividends for calendar year 1995. In addition, although the Company does not require OTS approval for the granting of dividends, the Bank is prohibited from granting dividends without OTS approval and Bank does not anticipate the payment of dividends to the Company for calendar year 1995. The payment of dividends in subsequent years will depend on general economic conditions, the overall performance of the Company, and the capital needs of the Company.

ACQUISITIONS

On April 3, 1992, the Bank acquired certain assets and liabilities of First Federal Savings and Loan Association of Seminole County, F.A. from the RTC. The Bank acquired approximately $77,988,000 of loans and assumed $120,227,000 in deposits and other liabilities. In addition, the Bank paid a net premium of approximately $2,056,269 to the RTC and First Guaranty Mortgage Corporation in connection with the acquisition. The Bank has amortized $1,529,741 of the premium as of September 30, 1995 as an adjustment to interest income. The acquisition was accounted for as a purchase.

LIQUIDITY

As a member of the Federal Home Loan Bank system, the Bank is required to maintain a daily average balance of liquid assets equal to a specified percentage (currently 5%) of net withdrawable deposit accounts and borrowings payable in one year or less. Federal regulations also require that each member institution maintain short-term liquid assets of at least 1% of its net withdrawable deposit accounts and borrowings payable in one year or less. Generally, the Bank's management seeks to maintain its liquid assets at comfortable levels above the minimum requirements imposed by its regulators. At September 30, 1995, average liquidity was 9.18%.

The Asset/Liability Management Committee of the Bank meets regularly and, in part, reviews liquidity levels to ensure that funds are available as needed.

CREDIT RISK

The Bank's primary business is the origination and acquisition of loans to families and businesses. That activity entails potential credit losses, the magnitude of which depends on a variety of economic factors affecting borrowers which are beyond the control of the Bank. While the Bank has instituted guidelines and credit review procedures to protect it from avoidable credit losses, some losses may inevitably occur.

Short-term balloon mortgage loans are sometimes used to allow borrowers the option of waiting until interest rates are more favorable for a long term fixed rate loan. If interest rates rise, these loans may require renewals if borrowers fail to qualify for a long term fixed rate loan at maturity and there is no assurance that a borrower's income will be sufficient to service the renewal. Management recognizes the risks associated with this type of lending and believes that the policies and procedures it applies to such loans lowers the general risk.

     (continued)                    17

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (continued)

SUPERVISION

The Bank is a federally-chartered savings bank and its deposit accounts are insured by the Savings Association Insurance Fund ("SAIF") which is administered by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is subject to examination and regulation by the Office of Thrift Supervision ("OTS") and the FDIC.

The OTS completed its regular examination of both the Company and the Bank in June 1995. The OTS found that except for one technical violation wherein the Bank renewed a loan that had matured, the Company and the Bank had complied with their respective cease and desist orders which were entered into on October 3. 1994 ("Orders"). Management consented to the issuance of the Orders, without admitting or denying that grounds for such Orders existed.

In the 1995 examination, the OTS instructed the Holding Company's Board to take action on certain operational concerns which management of the Company is currently addressing. Management is examining the Company's general operations in order to find ways to reduce overhead and expenses, including a review of employee compensation. One of the outcomes from this review has been the elimination of the position of controller/treasurer which has been assumed by the Bank's Chief Financial Officer. Management is also developing a plan to raise additional capital to meet the Company's and the Bank's anticipated future needs. In light of the Company's projected losses for the coming fiscal year, the Company has reconsidered its dividend policy. The Board has decided to suspend the payment of dividends for the calendar year 1995 to ensure that sufficient funds are maintained to absorb any projected losses and to promptly pay any tax refunds that might be due to the Bank pursuant to the Tax Sharing Agreement between the Company and the Bank. In addition to these actions, the Holding Company's Board was also instructed to: (I) provide the OTS with quarterly financial reports and notification of new activities by the Holding Company, including quarterly summary reports describing the activities and progress on the HUD approved apartment projects; (ii) provide the OTS with information on certain asset sales; (iii) require outside bids to be obtained for services provided to the Holding Company in excess of $10,000; and (iv) refund the Bank for any tax refunds. The Holding Company has complied and submitted reports and other documentation in response to these requests.

Since the issuance of the Supervisory Agreement, management of the Bank has been strengthened with the addition of a new Chief Financial Officer, a new Chief Lending Officer and a Senior Problem Asset Officer. The Board and Management of the Holding Company believe that the Bank's management is taking the necessary corrective measures to ensure that the Bank is being operated properly and that the level of classified assets are being carefully monitored and managed in order to provide for the steady reduction of classified assets. Management is committed to taking whatever steps it deems necessary to have the Bank Order lifted as soon as possible.

The Order under which the Holding Company is operating essentially provides that the Company cannot receive dividends from the Bank without prior approval from the OTS or request or allow the Bank to pay for expenses directed to the Company. It should be noted that in keeping with OTS regulations, the Holding Company has always filed a written notice with the OTS concerning any requests for capital distributions from the Bank and has received written approval in each instance. In accordance with the Holding Company Order, any inter-company employee costs are governed by a management services agreement which provides for the reimbursement for the cost of employees who work for both the Bank and the Company. Finally, the Company must continue to have a standing Compliance Committee comprised of outside directors who are responsible for monitoring and reporting to the Board of Directors the Company's level of compliance with the Order. The Compliance Committee meets with management every quarter to review the Company's adherence to the Order. The Board of Directors then submits a quarterly compliance certification to the OTS. The Holding Company has complied, and is currently in compliance, with each of these provisions.

     (continued)                    18

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (continued)

The Bank's Order contains 27 directives which are primarily directed toward regulatory compliance issues, such as lending, limitations, establishment of real estate lending standards, proper maintenance of records, appraisals, strengthening of the Bank's policies for underwriting, administration, collection and foreclosure of loans, as well as taking steps to avoid the appearance of conflicts of interest with affiliated persons. Management of the Bank has taken corrective action to address these concerns, including: further amendments to the Bank's loan policies and procedures; taking a more aggressive approach toward collection of delinquent loans and foreclosing proceedings; and emphasis on loan documentation and better record keeping. The remaining items of the Order which deal with other issues, had been addressed and were complied with at the time the Order was entered into. The Order also contained similar provisions to that of the Holding Company's Order in that the Bank cannot make a capital distribution to the Company without prior approval. The Bank is also required to have a standing Compliance Committee consisting of outside directors which meets quarterly and is responsible for monitoring and reporting to the Board of Directors on the Bank's compliance with the Order. The Bank's Board of Directors is then required to certify to the OTS on a quarterly basis that the Bank was in compliance with the Order. The Bank has complied, and is currently in compliance, with each of the foregoing provisions. As an additional measure to ensure compliance with the Bank's Order, the Bank has contracted with a company specializing in the review of systems of internal control and operating procedures for financial institutions.

In the Bank's recent OTS examination the OTS cited additional corrective actions that needed to be addressed by the Bank's Board. No formal regulatory action, however, was deemed necessary. While the OTS acknowledged that the Bank is considered a "well-capitalized" institution under the OTS regulation, the Board has been directed to develop and submit a capital plan to increase the Bank's capital position, along with a written plan to reduce the Bank's interest rate risk. The Board was also instructed to establish a liquidity level above the minimum 5% regulatory requirement. In response, the Board has established a range of between 8% and 10% as a minimum liquidity level for the Bank. Additionally, the Board was instructed to fill the current board vacancy with a local outside director and to make every effort to increase the number of directors beyond the required minimum to further strengthen the composition of the existing Board. The Bank expects to add two additional directors to its Board prior to calendar year end 1995.
 Finally, after reaching a consensus with the OTS examiners, the Bank has increased its allowance for reserve for loan losses from $1,745,000 to $2,475,000.

Management expects that the interest income of the Bank will be limited, as long as the Bank's Order and current growth limitations remain in place.
Under the growth limitations, the Bank cannot increase its total assets during any quarter in excess of an amount equal to net interest credited on deposit liabilities during the quarter. Based upon the results of the 1995 examination, the Bank intends to make a request to the OTS to have the growth limitations lifted. Management does not believe that the Holding Company or the Bank Orders, or the current growth limitations on the Bank, will have a material impact on the financial condition of the Holding Company or the Bank.

     (continued)                    19

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (continued)

CAPITAL REQUIREMENTS

The Bank is required to meet certain minimum regulatory capital requirements. The following table presents a summary of the capital requirements for adequately capitalized banks, the Bank's capital and the amounts in excess as of September 30, 1995:


                                                     At September 30, 1995
                                --------------------------------------------------------------------
                                    Tangible                  Core                  Risk-Based
                                ------------------      ------------------      --------------------
                                                      (Dollars in Thousands)

                                          Percent                 Percent                   Percent
                                Amount   of Assets      Amount   of Assets      Amount     of Assets
                                ------   ---------      ------   ---------      ------     ---------
         Regulatory Capital      8,263       5.44%       8,263       5.44%       9,135       11.20%
         Requirement             2,280       1.50%       4,560       3.00%       6,524        8.00%
                                 -----       -----       -----       -----       -----        -----
         Excess                  5,983       3.94%       3,703       2.44%       2,611        3.20%


IMPACT OF INFLATION AND CHANGING PRICES

The financial statements and related data presented herein have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP"), which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates.

IMPACT OF ACCOUNTING REQUIREMENTS

In December 1991, FASB issued Statement of Financial Accounting No. 107
("SFAS No. 107") which extends existing fair value disclosure practices for some instruments by requiring all entities to disclose the fair value of financial instruments, both assets and liabilities, recognized and not recognized, in the statement of financial position, for which it is practicable to estimate fair value. This Statement is effective for financial statements issued for fiscal years ending after December 15, 1992 for institutions with greater than $150 million in assets and is effective for institutions with less than $150 million in assets for fiscal years ending after December 15, 1993, and will be applicable to the Company in 1995.

On May 31, 1993, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan". This Statement applies to all creditors (not just financial institutions) and amends FASB Statements Nos. 5, "Accounting for Contingencies," and 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings". It prescribes the recognition criterion for loan impairment and the measurement methods for certain impaired loans and loans whose terms are modified in troubled-debt Restructurings (a "restructured loan"). Statement 114 is effective for financial statements issued for fiscal years beginning after December 15, 1994; therefore, it is required to be implemented in the first quarter of 1995 for calendar year companies.

     (continued)                    20

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (continued)

In October, 1994, the Financial Accounting Standards Board issued SFAS No. 118, "ACCOUNTING FOR IMPAIRMENT OF A LOAN-INCOME RECOGNITION OF DISCLOSURES." Statement 118 amends FASB Statement No. 114, to allow a creditor to use existing methods for recognizing interest income on impaired loans. This statement amends the disclosure requirements in Statement 114 to require information about the recorded investment in certain impaired loans and about how a creditor recognizes interest income related to those impaired loans. This statement is effective for financial statements for fiscal years beginning after December 15, 1994 and is applicable to the Company in 1995.

In October, 1994, the Financial Accounting Standards Board issued SFAS No. 119, "DISCLOSURE ABOUT DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE FINANCIAL INSTRUMENTS." Statement 119 requires disclosures abut derivative financial instruments, futures, forward, swap and options contracts, and other financial instruments with similar characteristics. It amends existing requirements of FASB Statement No. 119 and FASB Statement No. 107. This statement is effective for financial statements issues for fiscal year ending after December 15, 1994, except for entities with less than $150 million in total assets. For those entities, this statement is effective for financial statements issued for fiscal year ending December 15, 1995. In 1994, the Bank made proper disclosure in the Company's accompanying financial statements in accordance with SFAS No. 119.

On March 31, 1995, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 121, "Accounting for the Impairment of long-lived Assets and for long-lived assets to be disposed of." This Statement establishes accounting standards for the impairment of long-lived assets, assets to be held and used for long-lived assets and certain identifiable intangibles to be disposed of. It requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. It also prescribes the value of these assets to be disposed be reported at the lower of carrying amount or fair value less cost to sell. Statement 121 is effective for financial statements issued for fiscal years beginning after December 15, 1995; therefore, it is required to be implemented in the first quarter of 1996 for calendar year companies as is the Company. Management does not expect this to have a significant impact on its financial statements.

On May 31, 1995, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights." This Statement amends FASB Statement No. 65, "Accounting for Certain Mortgage Banking Activities". This Statement requires that a mortgage banking enterprise assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. Statement 122 is effective prospectively for financial statements issued for fiscal years beginning after December 15, 1995; therefore, it is required to be implemented in the first quarter of 1996 for calendar year companies as is the Company. Management does not expect this to have a significant impact on its financial statements.

The Securities and Exchange Commission has requested that the FASB develop new accounting standards that could require financial institutions to carry all financial instruments at their fair market value. Implementation of the standard would more than likely produce significant volatility in the measurement of periodic net earnings and capital.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1995 AND 1994

GENERAL. The Company had a net loss for the three-month period ended September 30, 1995 of $399,586 or $.18 per share, compared to net earnings of $39,788 or $.02 per share for the same period in 1994. The decrease in net earnings was due primarily to the increase in the provision for loan losses, a decrease in net interest income, an increase in other expense, offset partially by an increase in other income and a decrease in income tax expense.

     (continued)                    21

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (continued)

INTEREST INCOME AND EXPENSE. Interest income increased to 2,648,405 for the three-month period ended September 30, 1995 from $2,503,775 for the same period in 1994. Interest income on loans increased to $2,292,285 in 1995 from $1,957,910 in 1994, primarily as a result of increased loans outstanding and an increase in the average yield on the loan portfolio. Interest income on the securities portfolio decreased by $92,419 for the three-month period ended September 30, 1995 over the same period in 1994, as a result of a decrease in the average yield on securities held. Other interest and dividends decreased $97,326 during the same three-month period in 1995 from 1994 as a result of a decrease in the average volume of other interest-bearing assets. Management expects the rates earned on the portfolios to fluctuate with general market conditions.

Interest expense increased to $2,100,004 during the three-month period ended September 30, 1995 from $1,508,677 for the same period in 1994 primarily due to an increase in the average rate paid on such deposits and FHLB advances. Interest on deposits increased to $1,653,261 in 1995 from $1,002,133 in 1994 and interest on FHLB advances decreased to $446,743 in 1995 from $506,544 in 1994. Management expects to continue to use FHLB advances when the proceeds can be invested wisely.

PROVISIONS FOR LOAN LOSSES. A provision for loan losses is generally charged to operations based upon management's evaluation of the potential losses in its loan portfolio. During the quarter, management added $41,902 to the provision for loan losses based on its evaluation of the loan portfolio. The Bank's total provision for loan losses was $531,483 during 1994, $589,861 during 1993, $140,000 in 1992 and $117,000 in 1991. Net charge-offs on loans have totaled $57,408 during the three-month period ended September 30, 1995, no charge-offs during the three-month period ended September 30, 1994, $31,361 for 1993, $37,232 for 1992 and $60,637 for 1991. There were no charge-offs prior to 1991. Total non-performing loans at September 30, 1995 were $2,959,456 compared to $3,491,328 at June 30, 1995. The allowance for loan losses at September 30, 1995 was $2,363,332 or 79.86% of non-performing loans and 2.26% of net loans receivable.

TOTAL OTHER INCOME. Other income increased from $72,728 for the three-month period ended September 30, 1994 to $130,995 for the same period in 1995. The increase in other income is primarily due to increases in rental income of $29,189 on the commercial rental property repossessed by the Company, and gains on the sale of repossessed assets and loans of $42,592. Fees and service charges decreased $4,736 for the same period in 1995 primarily because of a decrease in the fees and charges earned by the Bank. Other miscellaneous income increased by $12,932 for the same period in 1995 due primarily to increased other loan income.

TOTAL OTHER EXPENSE. Other expense increased to $1,261,849 the three-month period ended September 30, 1995 from $1,007,081 for the same period in 1994. The increase in 1995 was the result of increased occupancy and equipment expenses, data processing expense, professional fees, FDIC Insurance expense, and other miscellaneous expenses, offset partially by decreased compensation expense. Compensation decreased to $367,857 in 1995 from $378,861 in 1994. Occupancy and equipment expense increased from $164,006 in 1994 to $169,753 in 1995 primarily due to additional space rented. Data processing expense increased by $4,204 as a result of an increase in the number of customer accounts at the bank. FDIC Insurance expense increased by $22,032 as a result of increased deposits in the bank. Other miscellaneous expense increased by $58,143 primarily due to the costs associated with repossessed assets. Professional fees increased by $175,646 primarily as a result of increased legal costs associated with non-performing loans. Management expects professional fees and other miscellaneous expenses to decrease as non-performing loans are resolved and repossessed assets are disposed of.


     (continued)                    22

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (continued)

COMPARISON OF THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1995 AND 1994

GENERAL. The Company had a net loss for the nine-month period ended September 30, 1995 of $1,072,360 or $.48 per share, compared to net earnings of $402,204 or $.19 per share for the same period in 1994. The decrease in net earnings was due primarily to the increase in the provision for loan losses, a decrease in net interest income, an increase in other expense, partially offset by an increase in other income and a decrease in income tax expense.

INTEREST INCOME AND EXPENSE. Interest income increased to $8,061,550 for the nine-month period ended September 30, 1995 from $7,214,819 for the same period in 1994. Interest income on loans increased to $6,696,610 in 1995 from $5,621,468 in 1994, primarily as a result of an increase in the average yield on the loan portfolio. Interest income on the securities portfolio decreased by $235,068 for the nine-month period ended September 30, 1995 over the same period in 1994, as a result of a decrease in the average yield on securities owned. Other interest and dividends increased $6,657 during the same nine-month period in 1995 as a result of an increase in the average volume of other interest-bearing assets. Management expects the rates earned on the portfolios to fluctuate with general market conditions

Interest expense increased to $5,994,393 during the nine-month period ended September 30, 1995 from $4,007,764 for the same period in 1994 primarily due to an increase in the average rate paid on deposits and FHLB advances. Interest on deposits increased to $4,594,359 in 1995 from $2,612,890 in 1994 and interest on FHLB advances increased to $1,400,034 in 1995 from $1,394,874 in 1994. Management expects to continue to use FHLB advances when the proceeds can be invested wisely.

PROVISIONS FOR LOAN LOSSES. A provision for loan losses is generally charged to operations based upon management's evaluation of the potential losses in its loan portfolio. However, in May, 1995, the OTS directed the Bank to increase its reserves for loan and REO losses by $730,000. The increase was primarily the result of the classification of the first mortgages on two loans on which the Bank has a second mortgage position. Also, additional reserves were required on two commercial loans whose classification was downgraded. For the nine months ended September 30, 1995, the Bank has added a total of $774,225 to the provision for loan losses. The Bank's total provision for loan losses was $531,483 during 1994, $589,861 during 1993, $140,000 in 1992 and $117,000 in 1991. Net charge-offs on loans have totaled $102,069 during the nine-month period ended September 30, 1995, $33,468 during the nine month period ended September 30, 1994, $31,361 for 1993, $37,232 for 1992 and $60,637 for 1991. There were no charge-offs prior to 1991. Total non-performing loans at September 30, 1995 were $2,959,456 compared to $6,373,024 at December 31, 1994. The allowance for loan losses at September 30, 1995 was $2,363,332 or 79.86% of non-performing loans and 2.26% of net loans receivable.

TOTAL OTHER INCOME. Other income increased from $189,650 for the nine-month period ended September 30, 1994 to $481,970 for the same period in 1995. The increase in other income is primarily due to increases in rental income, a gain on the sale of assets, and an increase in other miscellaneous income, partially offset by a decrease in fees and service charges earned by the bank and a decrease in unrealized gains on investment securities. Rents and other miscellaneous income increased by $125,308 and $33,115, respectively, for the same period in 1995 due to the rental income collected on a commercial rental property repossessed by the Company and increased other loan income. Fees and service charges decreased $27,823 from the same period in 1994. Gains on the sale of assets increased by $183,430 as the result of gains on the sale of repossessed assets and gains on loans sold.

TOTAL OTHER EXPENSE. Other expense increased to $3,450,466 for the nine-month period ended September 30, 1995 from $2,745,121 for the same period in 1994. The increase in 1995 was the result of increased compensation expenses, occupancy and equipment expenses, professional fees, FDIC Insurance expense and other miscellaneous expenses, offset partially by decreased data processing expense. Compensation increased to $1,174,632 in 1995 from $1,098,945 in 1994

     (continued)                    23

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (continued)

primarily because increased staffing levels. Occupancy and equipment expense increased to $514,117 in 1995 from $431,589 primarily due to additional space rented. Professional fees increased by $249,731 primarily due to the legal costs associated with non-performing loans. FDIC Insurance expense increased by $74,092 as a result of increased deposits in the bank. Other miscellaneous expense increased by $241,066 primarily due to the costs associated with repossessed assets. Management expects professional fees and other miscellaneous expenses to decrease as non-performing loans are resolved and repossessed assets are disposed of.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FEDERAL TRUST CORPORATION
                                             (Registrant)


Date: November 7,1995               By: /s/ AUBREY H. WRIGHT, JR.
      ---------------               --------------------------------------
                                       Aubrey H. Wright, Jr.,
                                       Chief Financial Officer and duly
                                       authorized Officer of the Registrant