Form 10-K
period 1995-12-31
FEDERAL TRUST CORP
filed 1996-04-01
CIK 842640

                       SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549-1004


                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995      Commission File Number 33-27139


                            FEDERAL TRUST CORPORATION
             (Exact name of registrant is specified in its charter)

      Florida                                                        59-2935028
- -------------------                                                -------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

1270 Orange Avenue
Winter Park, Florida                                                     32789
- ---------------------                                                 ----------
(Address of principal                                                 (Zip Code)
executive office)

       Registrant's telephone number, including area code:  (407) 645-5550

        Securities registered pursuant to Section 12(b) of the Act:  None

        Securities registered pursuant to Section 12(g) of the Act:  None

The Registrant's voting common stock is not regularly or actively traded on any established market and there are no regularly quoted bid and asked price for the registrant's voting common stock. The number of shares of Common Stock outstanding as of March 15, 1996 was 2,239,928. The number of shares of the voting common stock held by non-affiliates of the registrant was 1,460,915.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.   YES   X     NO
                       -------    ------

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      NONE

                                     PART I

                                ITEM 1.  BUSINESS

GENERAL

Federal Trust Corporation ("Federal Trust" or the "Company" or the "Holding Company") was organized in February 1989 for the purpose of becoming the unitary savings and loan holding company of Federal Trust Bank (the "Bank"), a federally chartered stock savings bank then headquartered in Amelia Island, Florida. Federal Trust's and the Bank's headquarters are currently located in Winter Park, Florida. Federal Trust is currently conducting business as a unitary savings and loan holding company, and its principal asset is all of the capital stock of the Bank. As a unitary holding company, Federal Trust has greater flexibility than the Bank to diversify and expand its business activities, either through newly formed subsidiaries or through acquisitions.

Federal Trust's primary investment is the ownership of the Bank. The Bank is chartered as a federal stock savings bank and is primarily engaged in the business of obtaining funds in the form of deposits and Federal Home Loan Bank ("FHLB") advances and investing such funds in permanent loans on residential and to a lessor extent commercial real estate primarily in Florida, in various types of construction and other loans and in investment securities. The Holding Company presently operates two non-bank subsidiaries, Federal Trust Properties Corp. ("FTPC") , a real estate holding and development company, organized December 12, 1994, which owned two office buildings in Amelia Island, Florida until December, 1995 and a residential site in Augusta, Georgia; and 1270 Leasing Co. ("1270 LC"), a real estate leasing entity organized May 27, 1994, which leases the Holding Company's office located in Winter Park, Florida.
Prior to June 30, 1993, Federal Trust operated three other subsidiaries, First Coast Financial Corporation ("FCFC"), a residential mortgage broker, FC Construction Services Corp. ("FCCSC"), a small commercial construction and consulting company and FedTrust Building Corporation ("FTBC"), the owner of the First Coast Plaza office complex. The stock of FCFC and the assets of FCCSC and FTBC were sold in June and July, 1993 and the corporate entities of FCCSC and FTBC were dissolved in December, 1993.

The Federal Deposit Insurance Corporation ("FDIC"), an agency of the United States Government, insures through the Savings Association Insurance Fund ("SAIF") all depositors of the Bank up to $100,000 in accordance with the rules and regulations of the FDIC. The Bank is subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision ("OTS") and the FDIC, which is intended primarily for the benefit of depositors. See "Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Federal Trust is a legal entity separate from the Bank. The principal sources of Federal Trust's revenues on an unconsolidated basis are earnings on its investments and dividends from the Bank. Various regulatory restrictions and tax considerations limit directly or indirectly the amount of dividends the Bank can pay to Federal Trust. Currently no dividends can be paid to Federal Trust by the Bank without the specific approval of the OTS. In addition, federal law restricts the Bank in the making of investments in or loans to Federal Trust or its affiliates. See "Regulation."

Federal Trust's executive offices are located at 1270 Orange Avenue, Winter Park, Florida 32789 and its telephone number is (407) 645-5550. As used herein, references to "Federal Trust and the Bank" may include Federal Trust and its consolidated subsidiaries (primarily the Bank) unless the context otherwise indicates.

The Bank is primarily engaged in the bulk purchase of loans and other assets, the origination of one-to-four family residential mortgage loans, residential construction loans, multi-family loans, commercial real estate loans, land acquisition and development loans, as well as consumer loans. The Bank originates loans within its market area, defined generally as north and central Florida and well known out of state regions. The Bank also invests in U.S. Government securities, federal funds and other debt securities as well as mortgage-backed securities as appropriate. Funding for these activities is primarily from customer deposits, FHLB advances and other borrowings as well as normal amortization and prepayments from its loan portfolio.

Traditional thrift institutions are changing rapidly. Consumer-oriented services historically provided by banks are now offered by thrift institutions. The Bank's current operating strategy focuses on banking strategies which include loan origination, bulk loan/asset purchases and core deposit generation in its local community. Variable rate, short-term loans and adjustable rate loans are offered to help the Bank manage its interest rate spreads. Also, the Bank enhances its profitability by attracting deposits without a network of branch offices thus gaining increased operating efficiency. The mortgage lending emphasis is on bulk loan purchases, as well as, the origination of residential loans in its market area. Management intends, to the extent possible, to control interest rates paid on deposits; however, outside factors such as economic, environmental, competitive and liquidity needs will have an effect on the cost of deposits. The Bank's principal sources of earnings are currently interest on real estate mortgage loans, investments, and overnight deposits, fees on checking accounts and sales of loans. Its principal expenses are interest paid on deposits, FHLB advances and operating expenses.

MARKET AREA AND COMPETITION

The bank is located in Winter Park, a city of 24,000 residents, located approximately 7 miles northeast of downtown Orlando. Winter Park is in the heart of the greater metropolitan Orlando area which encompasses Orange, Seminole, Lake, and Osceola counties in central Florida. The total population of the four county area is estimated at 1.359 million in 1994, with the majority in Orange and Seminole counties. The bank's primary market area is northeast Orange county and southwest Seminole county, although its customers come from the entire four county area. Although best known as a tourist destination, with approximately 20 million visitors a year, the area has become a center for industries such as electro-optics and lasers, computer simulated training, computer networking and data management. In addition, motion picture production, professional and amateur sports and distribution make the local economy more diverse each year. The area is also home to the University of Central Florida with an enrollment of 25,000, one of the fastest growing schools in the state university system, as well as Valencia Community College and Seminole Community College whose combined enrollment exceeds 80,000. Winter Park is home to Rollins College, the oldest college in Florida founded in 1885. The greater metropolitan Orlando area is projected to be one of the fastest growing areas in the United States through the year 2000, at which time the area is projected to be the 27th largest market in the country.

The Bank experiences substantial competition in attracting and retaining deposits and in lending funds. The primary factor in competing for deposits is interest rates. Direct competition for deposits comes from other thrift institutions and commercial banks. Additional significant competition for deposits comes from corporate and government securities and money market funds. The primary factors in competing for loans are interest rates and loan origination points. The Bank is currently competing aggressively, due to the current level of interest rates, for the origination of construction and permanent residential mortgage loans. Competition for origination of real estate loans normally comes from other thrift institutions, commercial banks, mortgage bankers, insurance companies and real estate investment trusts.

In addition to competition from other thrifts, the Bank faces significant competition from other financial services organizations. Commercial banks continue to compete for loans and deposits, while finance companies and credit unions compete in the important areas of consumer lending and deposit gathering. Additionally, nontraditional financial service providers such as brokerages, mutual funds and insurance companies have intensified competition for savings and investment dollars in recent years.

Consolidation within the banking industry, and in particular within Florida, has been dramatic. As of September 30, 1995, the four largest banking institutions in the state controlled approximately 54% of the bank deposits. In 1980, the four largest controlled less than 33% of the deposits. This consolidation should result in more rational pricing, with rates and fees more closely matching the actual costs of providing products and services.

Geographic deregulation also has had a material impact on the banking industry. While the most common forms of interstate statutes have either regional limitations or reciprocity requirements, a growing number of states allow unrestricted entry. Florida is a member of a regional compact which permits entry by financial institutions headquartered in certain other southeastern states and the District of Columbia.

LENDING ACTIVITIES

GENERAL. The primary lending activity of the Bank is the acquisition and origination of conventional loans for the purchase or construction of residential real property, which loans are secured by first liens on such property. Conventional loans are loans which are not insured by the Federal Housing Administration ("FHA") or partially guaranteed by the Veterans Administration ("VA"). Within this category, the largest portion of the Bank's loans are made to homeowners on the security of single-family dwellings. The Bank has also, to a lesser extent, made commercial real estate and consumer loans.

LOAN PORTFOLIO COMPOSITION. The Bank's net loan portfolio, which is total loans (excluding mortgage-backed securities) plus premiums paid for loans purchased less loans in process, unearned discounts and loan origination fees and allowance for loan losses, totaled $112.91 million at December 31, 1995, representing 81.2% of total assets at such date. At December 31, 1995, the Bank's total loan portfolio (excluding mortgage-backed securities) amounted to $115.3 million ("total loan portfolio").

Single-family residential loans comprise the largest group of loans in the Bank's loan portfolio, amounting to $97.5 million or 84.6% of the total loan portfolio at December 31, 1995, of which approximately 96.9% are first mortgage loans and includes $4.03 million in loans for the construction of single-family homes and $1.08 million which are either insured by the Federal Housing Administration ("FHA") or partially guaranteed by the Department of Veterans Administration ("VA"). The percentage of the Bank's loan portfolio consisting of single-family residential real estate loans has remained stable during the past few years.

In addition, commercial real estate loans, including multi-family residential and land loans, amounted to $14.6 million or 12.66% of the total loan portfolio
at December 31, 1995.   Commercial real estate loans consist of $1.50 million of
loans secured by multi-family residential property, $11.04 million of loans secured by other non-residential property and $2.06 million of loans secured by undeveloped land as of December 31, 1995. The percentage of the Bank's loan portfolio consisting of such loans has, in the past five years, ranged from 19.54% of the total loan portfolio, in 1990, to 12.66% of the total loan portfolio in 1995. At December 31, 1995, consumer and other loans, consisting of installment loans and savings account loans, amounted to $0.5 million or 0.43% of the total loan portfolio.








                [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK.]

The following table sets forth information concerning the Bank's loan portfolio by type at the dates indicated.


                                                                           AT DECEMBER 31,
                                -------------------------------------------------------------------------------------------------
                                        1995                1994                 1993               1992               1991
                                ------------------   -----------------    -----------------  ------------------   ---------------
                                        Percent of          Percent of              Percent             Percent        Percent of
                                Amount       Total   Amount      Total    Amount   of Total  Amount    of Total   Amount    Total
                                -------      -----   -------     -----    ------      -----  ------    --------   ------    -----


Mortgage loans:
    Permanent                    108,929     94.4%   103,659     92.2%    88,886     91.9%   114,639    92.37%    73,413    92.25%
    Construction                   4,026      3.5%     1,342      1.2%     1,661      1.7%     3,610     2.91%     2,332     2.93%
                                 -------     -----   -------     -----    ------     -----   -------    ------    ------    ------
        Total mortgage loans     112,955     97.9%   105,001     93.4%    90,547     93.6%   118,249    95.28%    75,745    95.18%

Loan on deposit accounts             180      0.2%       191      0.2%       191      0.2%       374     0.30%       166     0.21%
Commercial loans                     537      0.5%       891      0.8%       724      0.7%     1,251     1.01%     1,081     1.36%
Lines of credit                    1,259      1.1%     2,385      2.1%     4,744      4.9%     3,082     2.48%     1,194     1.50%
Consumer & other loans               343      0.3%       312      0.3%       398      0.4%       848     0.68%     1,394     1.75%
In substance foreclosure               0      0.0%     3,592      3.2%       108      0.1%       298     0.24%         -         -
                                 -------     -----   -------     -----    ------     -----   -------    ------    ------    ------
        Total loans              115,274    100.0%   112,372    100.0%    96,712    100.0%   124,102    100.0%    79,580    100.0%

Premium on loans purchased           987               1,460               1,128               1,923               1,194
Less:
    Loans in process               1,190                 525                 478                 981               2,158
    Unearned discounts &
     loan origination fees           104                 149                 138                 172                 164
    Loans held for sale                -                   -                   -               1,105                   -
    Allowance for loan losses      2,061               1,925               1,850               1,291                 359
                                 -------             -------             -------             -------              ------

Net loans                        112,906             111,183              95,374             122,476              78,093
                                 -------             -------             -------             -------              ------
                                 -------             -------             -------             -------              ------

CONTRACTUAL REPAYMENTS. Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of loans is substantially less than their average contractual terms because of prepayments. In addition, due-on-sale clauses on loans generally give the Bank the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgages are substantially higher than current mortgage loan rates. As of December 31, 1995, the Bank had $4.03 million in construction loans, all of which mature in one year or less. Thirty-four percent (34%) of such loans have fixed rates and 66% have adjustable rates. Also, as of December 31, 1995, the Bank had no commercial loans with maturities of one year or less, $0.52 million in commercial loans with maturities due after one year through five years and $0.02 million with maturities due after five years. Seventy-six percent (76%) of such loans have fixed rates and 24% have adjustable rates.

ORIGINATION, PURCHASE AND SALE OF LOANS. The Bank generally originates loans on real estate located in its primary lending area of central Florida. The Bank has authority within regulatory limitations to originate loans secured by real estate throughout the United States and has exercised this authority on a limited basis.

Historically, Florida has experienced a rate of population growth in excess of national averages. However, the real estate development and construction industries in Florida have been sensitive to cyclical changes in economic conditions and the demand for and supply of residential units. The Bank's real estate mortgage loan origination activities will be affected by changes in the real estate development and construction industries.

The Bank's residential real estate loan volume has been primarily purchased since 1992. Residential mortgage loan originations by the Bank are attributable to depositors, other existing customers, advertising and referrals from real estate brokers, mortgage brokers and developers. Consumer loan originations by the Bank are attributable largely to depositors and walk-in customers and
referrals.   Commercial real estate loan originations are also attributable largely to brokers, walk-in customers, and referrals. All of the Bank's loan applications are evaluated by the Bank's staff at the main office to ensure compliance with the Bank's underwriting standards. See "Lending Activities - Loan Portfolio Composition - Loan Underwriting Policies."

The Bank's residential mortgage loans generally are originated to ensure compliance with documentation and underwriting standards which permit their sale to Fannie Mae and other investors in the secondary market. The Bank does not originate all loans for its portfolio and has engaged in the sale of whole loans and participations.

The following table sets forth for the Bank total loans originated, purchased, sold and repaid during the periods indicated.


                                                                     YEAR ENDED DECEMBER 31,
                                                -------------------------------------------------------------------
                                                   1995           1994           1993           1992           1991
                                                -------        -------        -------        -------        -------
                                                                   (In Thousands of Dollars)

Originations:
 Real Estate Loans:
 Loans on existing property                       3,354          3,739          5,600          4,586          3,380
 Construction loans                                 186          1,466          1,500          2,891         12,539
 Commercial loans                                   100            148          1,196            369         12,921
 Lines of credit                                     74            154            933          2,143              -
 Consumer & other loans                              47             54            275            123          2,103
                                                 ------         ------         ------         ------         ------
  Total loans originated                          3,761          5,561          9,504         10,112         30,943
Purchases:                                       29,005         32,913         22,880         77,988         32,193
                                                 ------         ------         ------         ------         ------
 Total loans originated & purchased              32,766         42,474         32,384         88,100         63,136

Sales and principal reduction
 Loans sold                                      (2,561)        (4,620)       (30,422)       (12,480)        (1,076)
 Principal on loan reductions                   (27,296)       (22,194)       (30,127)       (27,396)       (19,130)
                                                 ------         ------         ------         ------         ------
  Total loans sold & principal reductions       (29,857)       (26,814)       (60,549)       (39,876)       (20,206)
                                                                ------         ------         ------         ------

Increase (decrease) in loans receivable
 (before net items)                               2,909         15,660        (28,165)        48,224         42,930
                                                 ------         ------         ------         ------         ------
                                                 ------         ------         ------         ------         ------


LOAN UNDERWRITING POLICIES. The Bank's lending activities are subject to the Bank's underwriting standards and loan origination procedures prescribed by the Bank's Board of Directors and its management. Detailed loan applications are obtained to determine the borrower's ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. Property valuations are performed by independent outside appraisers approved by the Bank's Board of Directors.

AMOUNT AND TYPE OF LOAN. Loans are approved at various management levels, including the Board of Directors of the Bank, depending on the amount of the loan. Conforming single family real estate loans in an amount up to and including $203,150 require the approval of the Chief Lending Officer or President of the Bank. All real estate loans in excess of $203,150 require the approval of the Bank's Loan Committee or Board of Directors. All commercial real estate loans require approval of the Bank's Loan Committee or Board of Directors.

GENERAL LENDING POLICIES. For real estate loans, it is the Bank's policy to have a mortgage creating a valid lien on real estate and to obtain a title insurance policy which ensures the validity and priority of the lien. Borrowers must also obtain hazard insurance policies prior to closing, and when the property is in a flood plain as designated by the Department of Housing and Urban Development, flood insurance policies. Most borrowers are also required to advance funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which the Bank makes disbursements for items such as real estate taxes.

The Bank is permitted to lend up to 100% of the appraised value of the real property securing a mortgage loan. However, if the amount of a conventional residential loan (including a construction loan originated in connection with the making of a permanent loan) originated or refinanced exceeds 90% of the appraised value, the Bank is required by federal regulations to obtain private mortgage insurance on that portion of the principal amount of the loan that exceeds 80% of the appraised value of the property. The Bank will originate a single-family residential mortgage loan with up to a 95% loan-to-value ratio if the required private mortgage insurance is obtained. Loans over 95% loan to value ratio, if originated, would be under special community support program or one of the Federal Housing Administration, Veterans Administration, or Farmers Home guarantee or insurance programs. The loan-to-value ratio on second mortgage loans does not exceed 80%, including the amount of the first mortgage on the loan, unless the second mortgage loan is covered by mortgage insurance. With respect to residential construction loans, the Bank will lend up to 95% of the appraised value of the property on an as completed basis. The Bank generally limits the loan-to-value ratio on multi-family and commercial real estate mortgage loans to 75%.

The maximum amount which the Bank could have loaned to one borrower and the borrower's related entities at December 31, 1995 was approximately $1.11 million. The Bank currently has two loan relationships in excess of this amount. See "Regulation."

Federal regulations also permit the Bank to invest, in the aggregate, up to four times its capital in loans secured by non-residential or commercial real estate. At December 31, 1995, this limit allowed the Bank to invest in non-residential or commercial real estate loans in an aggregate amount up to $29.66 million. Loans in the Bank's loan portfolio secured by non-residential or commercial real estate totaled $13.10 million at such date.

Interest rates charged by the Bank on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

RESIDENTIAL REAL ESTATE LENDING. The Bank historically has been and continues to be primarily an originator and/or buyer of single-family residential real estate loans secured by properties located in the southeastern United States. The Bank currently originates fixed-rate residential mortgage loans and adjustable rate residential mortgage loans (ARMs) for terms of up to 30 years. At December 31, 1995, $97.5 million or 84.6% of the Bank's total loan portfolio consisted of single-family residential real estate loans. As of such date, approximately $73.4 million or 75.3% of such loans were ARMs and $24.1 million or 24.7% of such loans were fixed-rate in nature.

The residential ARMs currently offered by the Bank have interest rates which adjust every year based upon the rate on a one-year Treasury Securities Index plus a margin. The amount of any increase or decrease in the interest rate is typically limited to 2% per year, with a limit of 6% over the life of the loan. The Bank may offer ARMs with different annual and life of loan interest change limits, shorter or longer adjustment periods and different base indices as may be appropriate to meet market demand, the needs of the Bank's portfolio, and the Bank's interest rate risk management goals. Although the Bank occasionally offers discounts of one to two percentage points on the interest rate on its ARMs during the first year of the mortgage loan for competitive reasons, generally it determines a borrower's ability to pay at the interest rate which would be in effect at the second year's rate. These loans are not currently convertible to fixed rate terms although convertible ARMs may be originated in the future.

Adjustable-rate mortgage loans reduce the risks to the Bank concerning changes in interest rates, but involve other risks because as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates.

The Bank continues to originate fixed-rate residential mortgage loans. Most of these loans have 30-year amortization terms, but some are originated with 15-year terms at a commensurately lower interest rate. These loans are originated to ensure compliance with documentation and underwriting standards which permit their sale to FNMA and other institutional investors in the secondary market, although historically, the Bank has not sold such loans. Such loans also include "due on sale" clauses which provide the Bank with the contractual right, when appropriate, to deem the loan immediately due and payable in the event that the borrower transfers ownership of the property without the Bank's consent. It is the Bank's policy to enforce due-on-sale provisions or to require that the interest rate be adjusted to the current market rate when ownership is transferred.

COMMERCIAL AND MULTI-FAMILY RESIDENTIAL REAL ESTATE LENDING AND LAND LOANS. The commercial and multi-family residential real estate loans originated by the Bank are primarily secured by small office buildings, apartment buildings, small strip shopping centers and restaurants, and amounted to $12.54 million or 10.88% of the total loan portfolio at December 31, 1995. These loans are generally for a term of up to 25 years and are generally originated with an interest rate that adjusts every year based on a one-year Treasury Securities Index or Wall Street prime plus a margin. The Bank does not generally offer fixed-rate commercial real estate or multi-family loans.

Commercial real estate lending entails significant additional risk as compared with residential property lending. The payment experience on such loans is typically dependent on the successful operation of the real estate project. These risks can be significantly impacted by supply and demand conditions in the market for office and retail space, and as such, may be subject to a greater
extent to adverse conditions in the economy generally.   The Bank generally
limits itself to borrowers with demonstrated financial capacity and verified debt repayment experience on agreed upon loan terms. Further, the Bank seeks to ensure that the property securing an income property loan will generate sufficient cash flow to adequately cover operating expenses and debt service payments. To this end, permanent commercial and multi-family residential real estate loans are generally made at a loan-to-value ratio of 75% or less. In underwriting these loans, consideration is given to the property's operating history, future operating projections, current and projected occupancy, position in the local and regional market, location and physical condition. The underwriting analysis also includes credit checks and a review of the financial condition of the borrower. A narrative appraisal report prepared by an outside appraiser qualified by The State of Florida and a reputable appraisal organization such as The Appraisal Institute, is commissioned by the Bank to substantiate property values for every commercial real estate loan transaction. These appraisal reports are reviewed by the Bank's lending personnel prior to the closing of the loan to assure compliance with OTS appraisal standards and policies.

During 1994 the Bank originated land acquisition and development loans. As of December 31, 1995, the Bank had $2.06 million in loans secured by land which is undeveloped or in the process of development. The Bank also originates multifamily residential real estate, commercial real estate and business loans. Management estimates such lending will continue to constitute between 5% and 10% of the Bank's total loan portfolio in the future.

CONSTRUCTION LENDING. The Bank offers adjustable and fixed-rate residential construction loans, to owners wishing to construct their primary residence and to selected local developers with whom the Bank is familiar, to build single-family dwellings in the Bank's primary market area on both a pre-sold and speculative basis. To a lesser extent, the Bank also offers loans for the construction of owner-occupied, single-family dwellings outside the Bank's primary market area. Loans to individuals are originated in connection with the permanent loan on the property and usually have a construction term of six months ("construction-permanent loan"). Speculative loans to builders are also originated. A loan is considered speculative when at the time of construction there is no end buyer for the single-family residential property being constructed. The typical term for this type of loan is six months with interest only payments due during such time. The Bank reviews the financial capacity of the builder, the historical relationship with such builder and present market conditions before approving speculative loans, and speculative loans to one builder are generally limited to a specific dollar amount in the aggregate. Advances to individuals and builders are made on a percentage of completion basis, typically consisting of four to six draws. At December 31, 1995, construction loans amounted to $4.03 million or 3.5% of the total loan portfolio.

Prior to making a commitment to fund a construction loan, the Bank requires an appraisal of the property by an appraiser approved by the Board of Directors. Bank policy requires that a loan officer of the Bank or an outside inspector specifically designated for such purpose inspect each project prior to each disbursement of funds during the term of the construction loan.

Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment.
In addition, repayment on construction loans to builders of single-family homes depends on the supply of and demand for such products.

CONSUMER AND OTHER LENDING. The Bank offers consumer loans in order to provide a broader range of financial services to its customers and because the shorter terms and normally higher interest rates on such loans help the Bank maintain a profitable spread between its average loan yield and its cost of funds. The Bank offers home improvement and home equity loans and loans secured by deposit accounts. On consumer loans originated, the Bank's underwriting standards include a determination of the applicant's payment history on other debts and an assessment of the borrower's ability to meet existing obligations and payments on the proposed loan. The Bank's consumer loans are primarily offered to existing customers.

The Bank began originating second mortgage loans, including home improvement and home equity loans, in 1988. The amount of such loans totaled $2.98 million or 2.58% of the Bank's total loan portfolio at December 31, 1995. Second mortgage loans are originated and/or purchased for up to 80% of the appraised value, less the amount of any existing prior liens on the property. The loans have a maximum term of fifteen years, and the interest rate is dependent upon the term of the loan, the creditworthiness of the borrower and the collateral.

Loans secured by deposit accounts at the Bank are originated for up to 90% of the account balance, with a hold placed on 10% more than the amount borrowed restricting the withdrawal of the account balance at least up to the amount borrowed. The interest rate on such loans is typically equal to 2% above the deposit account rate. These loans have remained relatively stable as a percentage of the Bank's total loan portfolio and amounted to $180,194 or 0.2% of the total loan portfolio at December 31, 1995.

Under federal law, the Bank may make secured and unsecured consumer loans in an aggregate amount up to 30% of the institution's total assets. The 30% limitation does not include home equity loans (loans secured by the equity in the borrower's residence but not necessarily for the purpose of improvement), home improvement loans or loans secured by deposit accounts.

Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more credit risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. In addition, consumer lending collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness and personal bankruptcy. In most cases, any repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of improper repair and maintenance of the underlying security. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. The Bank believes that the generally higher yields earned on consumer loans compensate for the increased credit risk associated with such loans.

LOAN FEE INCOME. In addition to interest earned on loans, the Bank receives income through fees in connection with loan originations, loan modifications, late payments and for miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and type of loans originated, which, in turn, is dependent on prevailing mortgage interest rates and their effect on the demand for loans in the market served by the Bank.

Loan fees typically are charged at the time of loan origination and may be a flat fee or a percentage of the amount loaned. The Bank typically receives fees of up to 1.5 points (one point being equivalent to 1% of the principal amount of the loan) in connection with the origination of mortgage loans (including construction-permanent loans). All loan origination fees are deferred and taken into income over the contractual life of the loan using a level yield method.
If a loan is prepaid or refinanced, all remaining deferred fees with respect to such loan are taken into income at such time.

The accounting for non-refundable fees and costs associated with originating and acquiring loans is governed by Statement of Financial Accounting Standards ("SFAS") 91, promulgated by the Financial Accounting Standards Board ("FASB"). SFAS 91 requires that loan origination fees be offset against certain related direct loan origination costs and that the resulting net amount be deferred and amortized over the life of the related loans as an adjustment to the yield of such related loans. In addition, commitment fees are required to be offset against related direct costs, and the resulting net amount is recognized either over the life of the related loans as an adjustment to the yield, if the commitment is exercised, or upon expiration of the commitment, if the commitment expires unexercised.

NON-PERFORMING LOANS AND REAL ESTATE OWNED. When a borrower from the Bank fails to make a required payment on a loan, the Bank attempts to collect the payment by contacting the borrower. If a payment on a loan has not been received by the fifteenth day from the payment due date, notices are made at that time, with follow-up contacts made thereafter. In most cases, the delinquencies are cured promptly. If the delinquency exceeds 90 days and is not cured through the Bank's normal collection procedures, the Bank will institute more formal measures to remedy the default, including the commencement of foreclosure proceedings. The Bank will attempt to negotiate with the delinquent borrower to establish a satisfactory payment schedule.

If foreclosure is effected, the property is sold at a public auction in which the Bank may participate as a bidder. If the Bank is the successful bidder, the acquired real estate property is then included in the Bank's "real estate owned" account until it is sold. The

Bank is permitted under federal regulations to finance sales of real estate owned by "loans to facilitate," which may involve more favorable interest rates and terms than generally would be granted under the Bank's underwriting guidelines. At December 31, 1995, the Bank had no loans to facilitate.

Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. As a matter of policy, the Bank does not accrue interest on loans past due 90 days or more.

Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired, it is recorded at the lower of cost or fair value at the date of acquisition and any write-down resulting there from is charged to the allowance for losses on loans.







              [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

The following table sets forth for the Company certain information regarding non-accrual loans and real estate owned, including in-substance foreclosures, the ratio as such loans and real estate owned to total assets as of the date indicated, and certain other related information. The Bank did not have any troubled debt restructuring or accruing loans more than 90 days delinquent at any of the dates presented.


                                                                          December 31,
                                                 ------------------------------------------------------------------
                                                   1995           1994           1993           1992           1991
                                                 ------         ------         ------         ------         ------
                                                                    (In Thousands of Dollars)


Non-accrual loans:
  Residential:
    Construction and land loans                   2,035          1,025          1,081            342             56
    Permanent loans (1-4 units)                     807          1,029            704            748            159
    All other mortgage loans                        416            650          1,310            853             96
  Commercial loans                                    -              -              -             64              -
  Consumer and other loans                           69             77             30             53              -
  In-substance foreclosures                           0          3,592            108            298              -
                                                 ------         ------         ------         ------         ------
    Total non-accrual loans                       3,327          6,373          3,233          2,358            311
                                                 ------         ------         ------         ------         ------
                                                 ------         ------         ------         ------         ------
    Total non-accrual loans to total loans         2.9%           5.7%           3.3%           1.9%           0.4%
                                                 ------         ------         ------         ------         ------
                                                 ------         ------         ------         ------         ------
    Total non-accrual loans to total assets        2.4%           4.1%           2.2%           1.7%           0.3%
                                                 ------         ------         ------         ------         ------
                                                 ------         ------         ------         ------         ------
    Total allowance for loss to total
      non-accrual loans                           61.9%          31.0%          57.2%          60.3%         115.4%
                                                 ------         ------         ------         ------         ------
                                                 ------         ------         ------         ------         ------

Real estate owned:
  Real estate acquired by foreclosure             3,276          2,891            565            892            338
    Total real estate owned                       3,276          2,891            565            892            338
                                                 ------         ------         ------         ------         ------
                                                 ------         ------         ------         ------         ------
    Total non-accrual loans and real
      estate owned to total assets                4.7%           6.0%           2.6%           2.3%           0.7%
                                                 ------         ------         ------         ------         ------
                                                 ------         ------         ------         ------         ------

If the non-accrual loans at December 31, 1995 had been current in accordance with their original terms for the entire year (or from the date of origination if originated during such period), the total interest income on such loans for the period ended December 31, 1995 would have been increased approximately $381,000. The Bank had $1.2 million in non-accruing construction and land loans at December 31, 1995 consisting of one land acquisition and development project.

The $1.08 million of non-accruing single-family residential permanent loans at December 31, 1995 consists of 17 loans. Such loans have an average loan balance of approximately $63,293 and no loan exceeds $201,011.

The Bank had one non-accruing other mortgage loan at December 31, 1995 in the amount of $415,544.

At December 31, 1995, the Bank had real estate owned of $3,275,758 acquired by foreclosure and $887,754 of in-substance foreclosures. The $4,163,512 of total real estate owned and in-substance foreclosures consist of fourteen single family properties with an average balance of $70,241, four developed building lots with an average balance of $43,127, one commercial real estate building with a balance of $1,126,250, two vacant land properties zoned commercial with an average balance of $518,794, two acquisition and development projects with an average balance of $417,395 and one mobile home with a balance of $9,000. At December 31, 1995, FTPC had real estate owned consisting of a parcel of vacant residential land with a balance of $17,351.

ALLOWANCE FOR LOSSES ON LOANS

The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the allowance when management believes that the collectibility of the principal is unlikely. The allowance is an estimated amount that management believes will be adequate to absorb losses inherent in the loan portfolio and commitments to extend credit, based on evaluations of its collectibility. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, specific problem loans and commitments, and current and anticipated economic conditions that may affect the borrower's ability pay. While management uses the best information available to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions.

In accordance with SFAS No. 114, as amended by SFAS No. 118, the Bank records impairment in the value of its loan as an addition to the allowance for loan losses. Any changes in the value of impaired loans due to the passage of time or revisions in estimates are reported as adjustments to provision expense in the same manner in which impairment initially was recognized. Adoption of SFAS No. 114, as amended by SFAS No. 118, had no impact on the level of the overall allowance for loan losses or on operating results, and does not affect the Bank's policies regarding write-offs, recoveries or income recognition.

Regulatory examiners may require the Bank to recognize additions to the allowance based upon their judgment about the information available to them at the time of their examination.




             [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK.]

The following table sets forth information with respect to activity in the Bank's allowance for loan losses during the periods indicated.


                                                                   Year Ended December 31,

                                                   1995           1994           1993           1992           1991

                                                                  (In Thousands of Dollars)

Average loans outstanding, net                  116,612        108,771        109,063        124,107         55,995
                                                -------        -------        -------        -------        -------
Allowance at beginning of year                    1,975          1,850          1,292            359             84
Charge offs:
  Conventional loans                                267              4             27             37              -
  Construction loans                                  -              -              -              -              -
  Commercial real estate loans                      440            440              -              -              -
  Consumer loans                                      -              5              5              -             61
                                                -------        -------        -------        -------        -------
    Total loans charged off                         707            409             32             37             61
                                                -------        -------        -------        -------        -------
Recoveries                                           14              3              -              -              -
  Net charge-offs                                   693            406             37             37             61
                                                -------        -------        -------        -------        -------
Provision for loan losses charged
  to operating expenses                             779            531            590            140            117
General reserves acquired as part
  of loan package purchases                           -              -              -            830            219
Allowance at end of year                          2,061          1,975          1,850          1,292            359
                                                -------        -------        -------        -------        -------

Ratio of net charge-offs to
  average loans outstanding                        0.6%           0.4%          0.03%          0.03%          0.11%
                                                -------        -------        -------        -------        -------
Ratio of allowance to period-end
  total loans, net                                1.83%          1.78%          1.94%          1.06%          0.46%
                                                -------        -------        -------        -------        -------
Period-end total loans, net                     112,906        111,183         95,374        122,177         78,094
                                                -------        -------        -------        -------        -------

The following table represents information regarding the Bank's total allowance for losses as well as the allocation of such amounts to the various categories of loans.


                                                                       Year Ended December 31,

                                   1995                   1994                 1993               1992                 1991

                                                                                                                          Percent of
                                       Percent of            Percent of          Percent of          Percent of            Loans to
                                        Loans to              Loans to            Loans to            Loans to               Total
                             Amount    Total Loans    Amount Total Loans  Amount Total Loans  Amount Total Loans  Amount     Loans
                             ------    -----------    ------ -----------  ------ -----------  ------ -----------  ------  ----------

                                                                      (In Thousands of Dollars)

Residential real estate
  loans                         585           0.51       607      0.54     1,359      1.40     1,000      0.80       100      0.12
Commercial real estate
  loans (Including multi-
  family & land loans)        1,041           0.90     1,160      1.03       414      0.43       292      0.24       209      0.27
Non-mortgage loans              435           0.38       208      0.19        77      0.08         -         -        50         0
                              -----          -----     -----     -----     -----     -----     -----     -----     -----     -----
Total allowance for
  loan losses                 2,061           1.79     1,975      1.76     1,850      1.91     1,292      1.04       359      0.46
                              -----          -----     -----     -----     -----     -----     -----     -----     -----     -----
                              -----          -----     -----     -----     -----     -----     -----     -----     -----     -----

MORTGAGE-BACKED SECURITIES AND MORTGAGE DERIVATIVES

During 1994, the Bank invested in a GNMA "Dollar Roll" consisting of a portfolio of mortgage-backed securities which were guaranteed as to principal and interest by the full faith and credit of the United States or insured or guaranteed by agencies of or corporations or entities chartered by the Federal government or have investment grade ratings issued by either of the top two rating agencies. The mortgage-backed securities owned by the Bank were insured or guaranteed by the Government National Mortgage Association ("GNMA"). The securities were purchased for a period of 20 days and were sold on July 9, 1994, and at December 31, 1994 and December 31, 1995, the Bank had no investment in mortgage-backed securities.



The following table sets forth mortgage-backed securities purchased, sold and repaid during the periods indicated:


                                                                   Year Ended December 31,
                                                 ------------------------------------------------------------------
                                                  1995           1994           1993           1992            1991
                                                 ------         ------         ------         ------         ------
                                                                  (In Thousands of Dollars)
Purchases                                             -          4,647          4,521              -              -
Sales                                                 -          4,124         (2,416)             -           (335)
Principal reductions, net                             -             13         (2,105)             -              -
                                                 ------         ------         ------         ------         ------
Increase (decrease) in
  mortgage-backed securities                          -              -              -              -            (81)
                                                 ------         ------         ------         ------         ------
                                                 ------         ------         ------         ------         ------


INVESTMENT ACTIVITIES

The Bank's investment portfolio currently consists of $15,918,376 in bonds issued by the Federal Home Loan Bank and $19,093 in Tax Certificates issued by Orange County, Florida. The Bank purchases securities to meet regulatory liquidity requirements, to invest excess funds resulting from excess liquidity and to leverage capital through the use of borrowed funds. Of the securities held at December 31, 1995, $9,589,344 have maturities of five (5) years or less which meet the liquidity requirements of the Office of Thrift Supervision.

The Bank's investment in obligations of U.S. government agencies consist of dual indexed bonds issued by the Federal Home Loan Bank. At December 31, 1995, the bonds had a market value of $15,918,376 and gross unrealized losses of $1,181,624. The bonds have a par value of $17,100,000 and pay interest based on the difference between two indices. The majority of the bonds, approximately $14,939,000 at December 31, 1995, pay interest at the 10 year constant maturity treasury rate less the 3 month or 6 month LIBOR rate plus a contractual amount ranging from 2.3% to 4.0%. The Bank purchased the bonds to offset some of its risk related to its portfolio of adjustable rate mortgages and, as such, subjects the Bank to a certain degree of market risk as the indices change with prevailing market interest rates. Generally, when short term interest rates are low and the yield curve is in a normal slope, i.e., long term interest rates higher than short term interest rates, the bonds will have a yield that is above the yields on other agency securities of three or six month maturities, however, the bank's portfolio of adjustable rate mortgage ("ARM") loans will have yields that are declining due to the adjustment on these loans being based on a short term index, primarily the one year CMT. When short term rates are high and the yield curve is flat or inverted, the bonds will have yields that are generally lower than the yields on other agency securities of three or six month maturities, however, the bank's ARM loans will have yields that are increasing since their adjustment is based on a short term index, primarily the one year CMT. As a result, the yields on the dual indexed bonds generally move in an inverse relationship to the movement in yields on the bank's ARM loans and as a result, offset some of the risk related to the movement of interest rates in the loan portfolio. The risk associated with changes in the indices is that when the yield curve is flat, the bonds will generally have yields that are below the yields on bonds that mature or reprice in three or six months unless the general level of rates is very low in which case the margin on the bonds would reduce or mitigate the effects of a flat yield curve. If the yield curve is inverted, the bonds will generally have below market yields. The Bank does not currently have any investments in hedges to offset the market risk for these securities. The effective rates earned for the portfolio of dual indexed bonds for 1993, 1994, and 1995 were 6.34%, 6.79%, and 5.43%, respectively. Market values for all securities were calculated using published prices or the equivalent at December 31, 1995.

Based on Office of Thrift Supervision (OTS) Thrift Bulletin 65 - Structured Notes, and other releases from the OTS, it is the opinion of management that the OTS would prefer that the institutions that they regulate not hold structured notes because many institutions do not clearly understand them, and the OTS has directed that the Bank refrain from purchasing any dual indexed bonds (see "Supervision"), although they continue to be a permissible investment for Thrifts.

At December 31, 1995 and 1994, the Bank had $7,000,000 and $22,850,000 (par
value), respectively, in investments securities pledged to the Federal Home Loan Bank as collateral under its short-term credit agreement with the Bank. On November 30, 1995 the bank reclassified its entire portfolio of Federal Home Loan Bank bonds from the held to maturity category to the available for sale category, in accordance with the guidance issued by the Financial Accounting Standards Board (FASB), which permittied the one-time opportunity to reassess the designations of all securities between November 15, 1995 and December 31, 1995. The transfer resulted in an increase in the unrealized loss on investment securities available for sale, net (of the effect of income taxes) account, a component of stockholders' equity, to $1,291,699 at November 30,1995. During December 1995, the bank sold $7,250,000, par value, of the Federal Home Loan Bank bonds maturing in 2003, at a gross loss of $942,500, which decreased the unrealized loss on investment securities available for sale, net (of the effect of income taxes) account in stockholder's equity to $779,872 at December 31, 1995.

As a member of the FHLB System, the Bank must maintain a minimum liquidity levels specified by the OTS which vary from time to time. The Bank complies with such requirement primarily by maintaining a significant amount of funds in interest-bearing deposits at the FHLB of Atlanta. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." Liquidity may increase or decrease depending upon the yields available on investment opportunities and upon management's judgment as to the attractiveness of such yields and its expectation of the level of yields that will be available in the future. The Bank also has an investment in the common stock of the FHLB of Atlanta in order to satisfy the requirement for membership in such FHLB.

The following table sets forth the carrying value of the Bank's total investments and liquidity as of the dates indicated.


                                                                                  December 31,
                                                ------------------------------------------------------------------
                                                  1995          1994           1993           1992            1991
                                                ----------------------       --------        -------         ------

                                                                           (In Thousands of Dollars)

Short-term investments:
  Interest-bearing deposits                         754          7,251          6,221          3,892          4,476
Debt securities:
  FHLB Notes                                     15,918         24,257         24,353              -              -
  Orange County tax certificates                     19             44            135              -              -
Mortgage-backed securities                            -              -              -              -              -
ARM mutual fund                                       -              -         12,048              -            335
Equity securities:
FHLB stock                                        1,853          1,975          2,815          1,878            150
                                                 ------         ------         ------         ------         ------
    Total investment portfolio                   18,544         33,527         45,572          5,770         10,393
                                                 ------         ------         ------         ------         ------
                                                 ------         ------         ------         ------         ------


SOURCES OF FUNDS

GENERAL. Deposits are the primary source of the Bank's funds for use in lending and for other general business purposes. In addition to deposits, the Bank obtains funds from normal loan amortization and prepayments and from operations. Contractual loan payments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general market interest rates and economic conditions. Borrowings are also used on a short-term basis to compensate for seasonal or other reductions in normal sources of funds. Borrowings may also be used on a longer term basis to support expanded lending or investment activities. At December 31, 1995, the Bank had $16 million in FHLB Advances outstanding which are due in one year or less.

DEPOSITS. Due to changes in regulatory and economic conditions in recent years, the Bank has increasingly emphasized deregulated fixed-rate certificate accounts and other types of deposits. The Bank has a number of different programs designed to attract both short-term and long-term deposits of the general public by providing an assortment of accounts and rates. These programs include statement savings accounts, NOW accounts, MMDAs and certificates of deposit currently ranging in terms from 91 days to 120 months.

The Bank's deposits are obtained from residents in its primary market area and nationwide via a computer network and the principal methods used by the Bank to attract "in market" deposit accounts include offering a wide variety of services and accounts, competitive interest rates and a convenient office location, including access to automated teller machines ("ATMs"). The Bank currently operates no ATM's but issues cards which have access to the Honor-Registered Trademark- and other shared ATM networks. The Bank utilizes very few brokered deposits and seeks negotiated rate certificates of deposit less than $100,000 through the CD Network-Registered Trademark- which electronically allows the Bank to display its rates on certificates to individual investors nationwide. Bank personnel then deal directly with investors who telephone or write for information concerning certificates of deposit.

The following table shows the distribution of, and certain other information relating to, the Bank's deposits by type as of the dates indicated.


                                                                             December 31,
                                  --------------------------------------------------------------------------------------------------
                                        1995               1994                 1993               1992                1991
                                  ------------------- ------------------  ------------------  ------------------  ------------------
                                           Percent of         Percent of          Percent of          Percent of          Percent of
                                  Amount    Deposits  Amount   Deposits   Amount   Deposits   Amount   Deposits   Amount   Deposits
                                  ------    --------  ------   --------   ------   --------   ------   --------   ------   --------

Non-interest bearing
  commercial checking accounts       209       0.2       257       0.3       776       1.2     1,556       1.6     1,114       1.9
Regular savings accounts           2,158       0.2     4,234       4.1     8,932      11.3    22,125      22.7    21,947      36.8
MMDA's                             6,602       6.0     9,247       9.8       822       1.1     1,204       1.2     1,250      21.1
NOW accounts                         675       0.6       852       0.8     1,213       1.5     4,235       4.4     1,907       3.2
                                 -------    ------    ------    ------    ------    ------    ------    ------    ------    ------
  Subtotal                         9,644       8.8    14,595      15.0    11,743      15.1    29,120      29.9    26,218      44.0
                                 -------    ------    ------    ------    ------    ------    ------    ------    -------   ------
Certificate of Deposit:
  2.00% to 3.99%                   1,219       1.1     5,431       5.3    39,857      46.7    21,206      21.7         -         -
  4.00% to 4.99%                   2,171       2.0    29,421      28.9    23,558      29.9    34,247      35.2         -         -
  5.00% to 5.99%                  54,847      50.2    29,165      28.5     4,845       6.1     9,555       9.8    12,236      20.5
  6.00% to 7.99%                  41,311      37.9    22,859      22.3     1,675       2.1     3,030       3.1    19,901      33.4
  8.00% to 9.99%                       -         -        46       0.0        50       0.1       263       0.3     1,221       2.1
                                 -------    ------    ------    ------    ------    ------    ------    ------    ------    ------

      Total Certificates
        of Deposit                99,548      91.2    86,922      85.0    66,985      84.9    68,301      70.1    33,410      56.0
                                 -------    ------    ------    ------    ------    ------    ------    ------    ------    ------

Total Deposits                   109,192     100.0   101,517     100.0    78,728     100.0    97,421     100.0    59,628     100.0
                                 -------    ------    ------    ------    ------    ------    ------    ------    ------    ------
                                 -------    ------    ------    ------    ------    ------    ------    ------    ------    ------


The following table shows the average amount of and the average rate paid on each of the following categories during the periods indicated.


                                                                           December 31,
                                -------------------------------------------------------------------------------------------------
                                      1995                 1994               1993                1992                 1991
                                -----------------    ----------------   -----------------   -----------------    ----------------
                                Average   Average    Average  Average   Average   Average   Average   Average    Average  Average
                                Balance     Rate     Balance    Rate    Balance     Rate    Balance     Rate     Balance    Rate
                                -------     ----     -------    ----    -------     ----    -------     ----     -------    ----

MMDA's, NOW and non-interest
   bearing commercial
   checking accounts               7,587     3.55%     8,385     3.19%     4,998     1.03%     7,349     2.10%     5,710     2.96%

Regular savings                    2,975     2.62%     6,375     3.32%    15,529     3.05%    25,782     3.98%    17,684     5.96%
Certificates of Deposit           99,716     5.90%    77,430     4.29%    58,402     4.26%    77,340     5.02%    30,485     6.90%
                                --------  --------  --------  --------  --------  --------  --------  --------  --------  --------

Total Deposits                   110,278     5.65%    92,190     4.12%    78,929     3.90%   110,471     4.59%    53,879     6.50%
                                --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
                                --------  --------  --------  --------  --------  --------  --------  --------  --------  --------

The variety of deposit accounts offered by the Bank has increased the Bank's ability to retain deposits and has allowed it to be competitive in obtaining new funds, although the threat of disintermediation (the flow of funds away from savings institutions into direct investment vehicles such as government and corporate securities) still exists. Newer types of accounts, however, have been more costly than traditional accounts during periods of high interest rates. The Bank's ability to attract and retain deposits and the Bank's cost of funds have been, and will continue to be, significantly affected by market conditions.

Management of the Bank periodically reviews rates offered by other savings institutions in its market area and will adjust the rates it offers to be competitive with such institutions. Due to the increase in customers and the Bank's adequate capital levels, the Bank has generally not had to price its deposit products higher than its competitors to attract deposits. The increases in deposits after interest credited of $37.7 million, $25.9 million and $17.8 million for the years ended 1992, 1991 and 1990, respectively, were due to an increase in the number of customers during each of the years and, during 1992, to the acquisition of a local savings institution, a portion of the deposits of which remained in the Bank. The $18.7 million decrease in 1993 resulted from the sale of the Bank's Amelia Island branch. During the year ended December 31, 1995, the Bank's deposits increased $7.6 million.

The following table sets forth the net deposit flows of the Bank during the periods indicated.


                                                                     Year Ended December 31,
                                                -------------------------------------------------------------------
                                                  1995           1994           1993           1992          1991
                                                -------        -------        -------        -------        -------
                                                                    (In Thousands of Dollars)
Net increase (decrease)
  before interest credited                       10,530         23,902        (18,585)        40,471         26,753
Less:
  Interest credited                               2,945          1,113            892          2,720            863
                                                -------        -------        -------        -------        -------
Net deposit increase (decrease)                   2,585         22,789        (18,693)        37,697         17,858
                                                -------        -------        -------        -------        -------
                                                -------        -------        -------        -------        -------


BORROWINGS. The Bank is permitted to obtain advances from the FHLB of Atlanta, upon the security of the capital stock of the FHLB of Atlanta it owns and certain of its home mortgage loans and other assets (principally, securities which are obligations of, or guaranteed by, the U.S. government or agencies thereof), provided certain standards related to creditworthiness have been met. Such advances may be made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities, and the FHLB of Atlanta prescribes the acceptable uses to which the advances pursuant to each program may be made as well as limitations on the size of such advances. Depending on the program, such limitations are based either on a fixed percentage of the Bank's regulatory capital or its liability for shares and deposits or on the FHLB's assessment of Federal Trust Bank's creditworthiness. The FHLB is required to review its credit limitations and standards at least once every six months. Prepayment of FHLB of Atlanta advances would incur prepayment penalties. At December 31, 1995, the Bank had $21.0 million in borrowings outstanding and at December 31, 1994, the bank had $39.5 million in borrowings outstanding.

The following is an analysis of the advances from the Federal Home Loan Bank:

Amounts Outstanding at December 31, 1995:


Maturity Date       Rate          Amount        Type
- -------------       ----          ------        ----
    1/2/96          6.10%       $  700,000      Variable Rate
   1/31/96          6.10%        3,300,000      Variable Rate
   1/27/96          5.76%        7,000,000      Fixed Rate
   9/15/96          5.83%        5,000,000      Fixed Rate
   9/15/98          6.12%        5,000,000      Fixed Rate
                    -----        ---------

     Total          5.93%      $21,000,000
                    -----      -----------
                    -----      -----------


Amounts Outstanding at December 31, 1994:


Maturity Date       Rate            Amount      Type
- -------------       ----            ------      ----
    1/3/95          6.88%      $ 1,500,000      Variable Rate
   1/24/95          5.94%        3,000,000      Fixed Rate
   2/14/95          6.31%        5,000,000      Fixed Rate
   3/30/95          6.88%        4,600,000      Variable Rate
   4/14/95          5.62%        5,000,000      Fixed Rate
   6/29/95          6.85%        3,400,000      Fixed Rate

   6/30/95          5.08%        2,000,000      Fixed Rate
   8/15/95          5.98%        5,000,000      Fixed Rate
  10/17/95          6.23%        5,000,000      Fixed Rate
  12/15/95          6.36%        5,000,000      Fixed Rate

     Total          6.22%     $ 39,500,000
                    -----     ------------
                    -----     ------------


Variable rate advances reprice daily and may be repaid at any time without penalty. Fixed rate advances incur a prepayment penalty if repaid prior to maturity, and the interest rate is fixed for the term of the advance.

Amounts Outstanding at:


                    1995                                              1994
- ---------------------------------------------       -------------------------------------------
Monthend            Rate             Amount         Monthend          Rate             Amount
- --------            ----             ------         --------          ----             ------
 1/31/95            6.21%          33,400,000        1/31/94          4.08%          37,500,000
 2/28/95            6.27%          34,400,000        2/28/94          4.09%          37,500,000
 3/31/95            6.29%          33,400,000        3/31/94          4.43%          37,000,000
 4/30/95            6.34%          30,100,000        4/30/94          4.45%          47,700,000
 5/31/95            6.36%          28,100,000        5/31/94          4.76%          44,000,000
 6/30/95            6.43%          28,600,000        6/30/94          5.44%          53,000,000
 7/31/95            6.33%          30,600,000        7/31/94          4.82%          41,000,000
 8/31/95            6.36%          27,700,000        8/31/94          5.14%          38,000,000
 9/30/95            6.37%          31,100,000        9/30/94          5.66%          45,500,000
10/31/95            6.19%          29,700,000       10/31/94          5.68%          38,000,000
11/30/95            6.23%          28,600,000       11/30/94          6.07%          38,000,000
12/31/95            5.93%          21,000,000       12/31/94          6.22%          39,500,000

During the twelve-month periods ended December 31, 1995 and December 31, 1994, average advances outstanding totaled $28.4 million and $41.6 million at an average rate of 6.30% and 4.93%, respectively.

Advances from the FHLB are collateralized by loans, securities, and FHLB stock that totaled approximately $35.3 million, $7.0, and $1.8 million, respectively at December 31, 1995.


EXPANSION PLANS

Management has no specific branch expansion plans for the Bank at this time; however, management is exploring the feasibility of opening a branch office in the future. The ability to branch is subject to approval by the OTS. The OTS considers factors such as earnings, capital, management and Community Reinvestment Activities prior to approving branch applications.

EMPLOYEES

At December 31, 1995, the Holding Company had 3 full-time employees and the Bank had 24 full-time and 1 part-time employees. Management considers its relations with its employees to be excellent.

Federal Trust currently maintains a comprehensive employee benefit program providing, among other benefits, hospitalization and major medical insurance, long-term disability insurance, life insurance, and education assistance. Such employee benefits are considered by management to be generally competitive with employee benefits provided by other major employers in Federal Trust's market areas. Federal Trust's employees are not represented by any collective bargaining group.

OTHER SUBSIDIARIES

FEDERAL TRUST PROPERTIES CORP. ("FTPC"). FTPC, a wholly-owned real estate holding and development subsidiary of the Company, was formed in December, 1994. FTPC owned two office buildings in Amelia Island, Florida, which it sold in December, 1995, and a residential site in Augusta, Georgia.

1270 LEASING CO. ("1270 LC"). 1270 LC, a wholly-owned real estate leasing subsidiary of the Company, was organized on May 27, 1994. 1270 LC leases the Holding Company's office located in Winter Park, Florida.

Set forth below is information on the Company's investment in subsidiaries:

Total Equity Investments at December 31, 1995
- ---------------------------------------------

     Federal Trust Bank                     $  6,674,271
     Federal Trust Properties Corp             1,089,911
     1270 Leasing Co                                 754
                                            ------------
           Total                            $  7,764,936
                                            ------------
                                            ------------


THRIFT SUBSIDIARIES

Current OTS regulations permit a thrift to invest up to 3% of its assets in service corporations, provided any investment in excess of 2% must serve primarily community, inner city or community development purposes. In addition, a thrift can invest up to 20% of its net worth in conforming loans to service corporations if net worth is equal to the minimum net worth requirement of the thrift and scheduled items do not exceed 2.5% of specified assets. The Bank has no subsidiaries.

LEGAL PROCEEDINGS

There are no material pending legal proceedings to which Federal Trust or the Bank or any other subsidiary of Federal Trust is a party or to which any of their property is subject.

ASSET SALES

SALE OF FIRST COAST FINANCIAL CORPORATION. Pursuant to a Purchase Agreement dated June 30, 1993, the Company sold all of the stock of First Coast Financial Corporation for $200,000 comprised of $1,000 in cash and a $199,000 note secured by FCFC stock payable over ten (10) years. No loss was reported on the sale. Subsequent to the sale, the operations of the company and its profitability declined and the purchaser was unable to make the required payments on the note held by Federal Trust Corporation (FTC). In December 1994, the purchaser defaulted on the note and FTC's subsidiary FTPC acquired the personal property consisting of furniture and equipment valued at $12,410. FTPC chose not to acquire the stock of FCFC, as it had determined that the operations of the company had essentially ceased and could not be restarted without an investment of significant resources, if at all. The Company recognized a loss on the note in the amount of $187,028.

SALE OF SUBSIDIARY ASSETS. A Purchase Agreement with Amelia Building Corporation ("ABC"), a South Carolina Corporation, was entered into by FCCSC in July, 1993 for the sale of (i) a multi-family building site located in Augusta, Georgia with a book value of $17,350 for a purchase price of $25,000, resulting in a gain on the sale of $7,650, and (ii) an Installment Note receivable and accrued interest, from a large multi-family apartment developer, in the amount of $68,250 for a purchase price of $43,250, resulting in a loss on the sale of $25,000. Both sales closed on July 31, 1993 and FCCSC agreed to finance $67,250 of the purchase price through a Secured Promissory Note payable in 5 years at an interest rate of 4.5% per annum with payments of interest payable annually. The Note was secured by the property located in Georgia and the Installment Note receivable. The $7,650 gain was deferred until such time as the Note would be substantially paid. FCCSC assigned the Secured Promissory Note to FTC, ceased operations, and the company was dissolved. During 1994, ABC defaulted on its note and, in December, 1994, FTPC, to whom FTC had subsequently assigned the Secured Promissory Note, acquired the Georgia property through a deed in lieu of foreclosure and the Note through a voluntary assignment.

A Purchase Agreement with ABC was also entered into by FTBC in July, 1993 for the sale of Buildings 100 and 300 and all of the common area located in First Coast Plaza, Amelia Island, Florida with a book value of $811,682 for a purchase price of $1,069,323, resulting in a gain on the sale of $257,641. The Bank then held a first mortgage on the property in the amount of $370,404. The sale closed on July 31, 1993 and ABC assumed the mortgage with the Bank and FTBC agreed to finance $697,919 of the remaining purchase price through a Secured Promissory Note payable in 5 years at an interest rate of 4.5% per annum with payments of interest payable annually. The Note was secured by the property located in First Coast Plaza. The $257,641 gain was deferred until such time as the Note would be substantially paid. FTBC assigned the Secured Promissory Note to FTC, ceased operations, and the company was dissolved. During 1994, ABC defaulted on its notes and, in December, 1994, FTPC, to whom FTC had subsequently assigned the Secured Promissory Note, acquired the property through a deed in lieu of foreclosure and the deferred gain was offset against the Secured Promissory Note. In 1994, Federal Trust recognized a loss on the disposition of subsidiaries in the amount of $15,361 in connection with the ABC transactions.

In December, 1995, FTPC sold Buildings 100 and 300 and all of the common area located in First Coast Plaza, Amelia Island, Florida with a book value of $677,605 for a purchase price of $583,334, resulting in a loss on the sale of $94,271. The properties were sold to an unaffiliated party for cash.

REGULATORY AND SUPERVISORY ACTIONS. On October 3, 1994, the OTS issued a Supervisory Order to Cease and Desist (the "Order") for the Bank. Management and the Board of Directors have committed to adhering to the terms of the Order. The Order provides for the Board of Directors to: develop, adopt and adhere to policies and procedures to strengthen the Bank's underwriting, administration, collection and foreclosure efforts; review and revise underwriting policies and procedures to comply with regulatory requirements; record minutes to the loan committee and grant loans only on terms approved by the committee and document the recipient of proceeds of the loan; develop and implement a written plan to collect, strengthen and reduce the risk of loss for all real estate owned and for certain loans at risk and secured by real estate; comply with policies and procedures requiring written inspection of development and construction loans; pay no more than market rate, determined by a rent study approved by the OTS for lease of the Bank's offices; make no payment of taxes owed by a person affiliated with the Bank; seek services agreement for work performed for the Holding Company by the Bank; develop and submit for approval a three year business plan; comply with loans to one borrower policy; pay no dividend without consent of the OTS; appoint a compliance committee; refrain from purchasing dual indexed bonds. In addition, the OTS issued a separate Order for the Company requiring: the Holding Company shall not request dividends from the Bank without written permission from the OTS; the Holding Company reimburse the Bank for the Holding Company's expenses, develop a management services agreement with the Bank which provides for the reimbursement for employees who work for both the Bank and the Holding Company; appoint a compliance committee to report to the Board of Directors as to the Holding Company's compliance with the Order. See "Regulation".

                                    TAXATION
FEDERAL

Federal Trust files a consolidated calendar tax year federal income tax return on behalf of itself and its subsidiaries. In previous years, the Bank reported its income and expenses using the cash method of accounting and the other companies used the accrual method. During 1993, the Bank was required to switch to the accrual method of accounting inasmuch as its average annual gross receipts for the prior three tax years exceeded $5 million.

Thrift institutions are generally taxed in the same manner as other corporations. Unlike other corporations, however, qualifying savings institutions such as the Bank that meet certain definitional tests relating to the nature of their supervision, income, assets and business operations are allowed to establish a reserve for bad debts and are permitted to deduct additions to that reserve on "qualifying real property loans" using one of two alternatives.

"Qualifying real property loans" are, in general, loans secured by interests in improved real property. For each tax year, a qualifying institution may compute the addition to its bad debt reserve for qualifying real property loans using the more favorable of the following methods: (i) a method based on the institution's actual loss experience (the "experience method") or (ii) a method based on a specified percentage of an institution's taxable income (the "percentage of taxable income method"). The addition to the reserve for non-qualifying real property loans must be computed under the experience method.

The Bank computes its additions to its reserve for losses on qualifying real property loans using the method that provides it with the maximum tax benefits available. Under percentage of taxable income method, a qualifying institution may deduct up to a maximum of 8% of its taxable income computed without regard to bad debt deductions (reduced by the amount of its addition to reserves for losses on non-qualifying loans for the taxable year). The net effect of the percentage of taxable income method deduction is that the maximum effective federal income tax rate on income computed without regard to actual bad debts for qualifying institutions is 32.20%.

The Bank currently computes its addition to its reserve for qualifying real property loans using the percentage of taxable income method. The amount of the bad debt deduction that a thrift institution may claim with respect to additions to its reserve for bad debts is subject to certain limitations. First, the deduction may be reduced or eliminated entirely (regardless of the method of computation) if at least 60% of the savings institution's assets do not fall within certain designated categories. Second, the bad debt deduction attributable to "qualifying real property loans" cannot exceed the greater of
(i) the amount deductible under the experience method or (ii) the amount which, when added to the bad debt deduction for non-qualifying loans, equals the amount by which 12% of the sum of the total deposits and the advance payments by borrowers for taxes and insurance at the end of the taxable year exceeds the sum of the surplus, undivided profits, and reserves at the beginning of the taxable year. Third, the amount of the bad debt deduction attributable to qualifying real property loans computed using the percentage of taxable income method is permitted only to the extent that the institution's reserve for losses on qualifying real property loans at the close of the taxable year does not exceed 6% of such loans outstanding at such time. Fourth, the amount of the bad debt deduction is reduced, but not below zero, by the amount of the addition to reserves for losses on non-qualifying loans for the taxable year. Finally, a thrift institution that computes its bad deduction using the percentage of taxable income method and files its federal income tax return as part of a consolidated group is required to reduce proportionately its bad debt deduction for losses attributable to activities of non-savings institution members of the consolidated group that are "functionally related" to the savings institution member. (The thrift institution member is permitted, however, to proportionately increase its bad debt deduction in subsequent years to recover any such reduction to the extent the non-thrift institution members realize income in subsequent years from their "functionally related" activities.) To date, these limitations have not restricted the amount of the Bank's otherwise allowable deductions for additions to its bad debt reserve.

To the extent that (i) the Bank's reserve for losses on qualifying real property loans exceeds the amount that would have been allowed under the experience method and (ii) the Bank makes distributions to its stockholders that are considered to result in withdrawals from that excess bad debt reserve, then the amounts withdrawn will be included in the Bank's taxable income. The amount considered to be withdrawn by a distribution will be the amount of the distribution plus the amount necessary to pay the tax with respect to the withdrawal. Dividends paid out of the Bank's current or accumulated earnings and profits as calculated for federal income tax purposes, however, will not be considered to result in withdrawals from the Bank's bad debt reserves. Distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation of the Bank will be considered to result in withdrawals from the Bank's bad debt reserves. Because the Bank made no distributions to Federal Trust during the year, it has no excess loss reserves that could be subject to these provisions.

Depending on the composition of its items of income and expense, a thrift institution may be subject to the alternative minimum tax. A thrift institution must pay an alternative minimum tax equal to the amount (if any) by which 20% of alternative minimum taxable income ("AMTI"), as reduced by an exemption varying with AMTI, exceeds the regular tax due. AMTI equals regular taxable income increased by certain tax preferences, including depreciation deductions in excess of that allowable for alternative minimum tax purposes, tax-exempt interest on most private activity bonds issued after August 7, 1986 (reduced by any related interest expense disallowed for regular tax purposes), the amount of the bad debt reserve deduction claimed in excess of the deduction based on the experience method and, 75% of the excess of adjusted current earnings over AMTI. The alternative minimum tax applicable to tax years after 1986 is significantly broader in scope than the old minimum tax and substantially increases the likelihood that savings institutions will have to pay alternative minimum tax. The Bank's federal income tax returns have never been examined by the Internal Revenue Service.

STATE

The State of Florida imposes a corporate income/franchise tax on banks and thrift institutions which subjects the Florida taxable income of such institutions to a 5.5% tax (or, if greater, an alternative minimum tax equal to 3.3% of alternative minimum taxable income). Florida taxable income is substantially similar to federal taxable income less $5,000, except that it includes interest income on obligations of any state or political subdivision thereof which is not otherwise exempt under Florida laws, and net operating losses cannot be carried back to prior taxable years. The Florida income/franchise tax may be reduced by a credit equal to the lesser of (i) intangible tax paid or (ii) 65% of the sum of the franchise tax due before the credit and the emergency excise tax due. The Florida franchise tax is deductible in determining federal tax income.


                           REGULATION AND SUPERVISION

GENERAL

The banking industry is highly regulated with numerous federal and state laws and regulations governing its activities. As a saving and loan Holding Company, Federal Trust is subject to examination and the regulations of the OTS as provided under the Home Owners Loan Act, as amended ("HOLA"). Federal Trust is a reporting Holding Company with the Securities and Exchange Commission for purposes of the Securities Exchange Act of 1934. Being a Florida Corporation, Federal Trust is also subject to the Florida Business Corporations Act ("Act") and the regulation of the Florida Department of State under its authority to administer and implement the Act.

The Bank is a federally-chartered savings bank and its deposits accounts are insured by the Savings Association Insurance Fund ("SAIF") which is administered by the FDIC. The Bank is subject to examination and regulation by the OTS and the FDIC, and to a lesser extent the Federal Reserve Board ("Federal Reserve").

Federal Trust and the Bank are required to file reports with the OTS and the FDIC concerning their activities and financial conditions, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions.

RECENT REGULATORY ACTION

In the December 1992 examination the OTS raised significant concerns regarding the operations and general underwriting policies of the Bank. To address these concerns, the Bank hired a new Chief Executive Officer/President who was responsible for evaluating existing personnel, developing a new credit culture for the Bank, which included new underwriting policies and procedures, as well as the development of a new business strategy for the Bank. In May 1993, the Bank entered into a supervisory agreement which formalized specific operational and lending procedures that needed to be followed by the Bank. The supervisory agreement resulted from certain deficiencies that were cited in the 1992 examination of the Bank. The Bank took immediate action to comply with the directives of the supervisory agreement which included contracting with its independent auditors to confirm the Bank's compliance therewith. See, "Item 7. Supervision".

In the regular 1994 examinations of Federal Trust and the Bank, the OTS cited certain new deficiencies not covered in the supervisory agreement. On October 3, 1994, the Holding Company and the Bank each entered into a voluntary Cease and Desist Order (collectively the "Orders") with the OTS. The decision by management and the Board of Directors of both companies to enter into the Orders was reached after several months of discussions with the OTS following the 1994 examinations. Although management and the Board of Directors of the Holding Company and the Bank believed that significant action had been taken to correct the deficiencies cited in the 1992 examination (as spelled out in the supervisory agreement), including the deficiencies cited in the 1994 examinations, it was determined that it was in the best interest of the Holding Company and the Bank to agree to the Orders, due to the increase in the Bank's classified assets and the resulting increase to the Bank's loan loss reserves. Another factor that was considered in this decision was the fact that most of the items included in the Bank's Order were repetitive of the directives contained in the supervisory agreement which the Bank was either already in compliance with or had been corrected and, therefore, could be effectively monitored. The Holding Company's Order, on the other hand, was administrative in nature and likewise could be easily monitored.

In the 1995 examinations of the Holding Company and Bank, which were concluded in June 1995, the OTS found the companies to be in compliance with their Orders. With regard to the Bank, improvement was noted in a number of areas, including underwriting procedures, documentation, disposition of problem assets, reduction in the dependency on wholesale funds, and a reduction in operating expenses. In August, 1995 the OTS informed the Holding Company that it was conducting an expanded examination of the Holding Company with regard to certain transactions that were entered into by prior
Bank management in 1990 and 1991. As of the date of this filing, the examination had not been concluded. See, "Item 7. Supervision".

REGULATION OF THE HOLDING COMPANY

RESTRICTIONS ON THE ACQUISITION OF FEDERAL TRUST. Section 1467a of the HOLA provides that no Holding Company, "directly or indirectly" or acting in concert with one or more persons, or through one or more subsidiaries, or through one or more transactions, may acquire "control" of an insured savings institution at any time without the prior approval of the OTS. In addition, any Holding Company that acquires such control becomes a "savings and loan Holding Company" subject to registration, examination and regulation under HOLA and the regulations promulgated thereunder. "Control" in this context means ownership, control of, or holding proxies representing more than 25% of the voting shares of, an insured institution, the power to control in any manner the election of a majority of the directors of such institution or the power to exercise a controlling influence over the management or policies of the institution.

TRANSACTIONS WITH AFFILIATES. The authority of Federal Trust to engage in transactions with related parties or "affiliates" or to make loans to certain insiders, is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA").
Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of transactions with all affiliates to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in the FRA and the purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and circumstances, including credit standards, that are substantially the same or at least as favorable to the savings institution as those prevailing at the time for comparable transactions with a non-related party or nonaffiliated Holding Company. In the absence of comparable transactions, such transactions may only occur under terms and circumstances, including credit standards, that in good faith would be offered to or would apply to non-related parties or nonaffiliated companies. Notwithstanding Sections 23A and 23B, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956. Further, no savings institution may purchase the securities of any affiliate other than a subsidiary.

In addition, Sections 22(g) and 22(h) of the FRA and Regulation O (which set limits on extensions of credit to executive officers, directors and 10% shareholders, as well as companies which such persons control) apply to savings institutions. Among other things, such loans must be made on terms, including interest rates, substantially the same as loans to unaffiliated individuals and which involve no more than the normal risk of collectability. In addition, these regulations place limits on the amount of loans the Bank may make to such persons. These restrictions apply in addition to certain restrictions on transactions with affiliates contained in the OTS regulations.

SUPPORT OF SUBSIDIARY DEPOSITORY INSTITUTIONS. Under OTS policy, Federal Trust is expected to act as a source of financial strength to and to commit resources to support the Bank. This support may be required at times when, in the absence of such OTS policy, the Holding Company might not be inclined to provide such support. In addition, any capital loans by a Holding Company to any of its subsidiary depository institutions must be subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary depository institutions. In the event of bankruptcy, any commitment by a Holding Company to a federal bank regulatory agency to maintain the capital of a subsidiary depository institution will be assumed by the bankruptcy trustee and will be entitled to a priority of payment.

Under the FDIA, a depository institution of a Holding Company, can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989, in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default". "Default" is defined generally as the appointment of a conservator or a receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance.

PAYMENT OF DIVIDENDS. Federal Trust is a legal business entity separate and distinct from the Bank and its subsidiaries. To date, the principal source of cash flow of the Holding Company, including cash flow to pay dividends on the Holding Company's common stock, has been dividends from the Bank. There are statutory and regulatory limitations on the payment of dividends by the Bank.
In general, the ability of the Bank to pay a dividend to the Holding Company is governed by the OTS's capital distribution regulation. The OTS regulation establishes three tiers of savings institutions based primarily on an institution's capital level. A savings institution that exceeds all fully phased-in capital requirements before and after the proposed capital distribution ("Tier 1 association") and has not been advised by the OTS that it is in need of more than normal supervision could, after prior notice but without the approval of the OTS, make capital distribution during a calendar year equal to the greater of: (i) 100% of its net income to date during the calendar year, plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of the savings institution's net income for the previous four quarters. Any additional capital distributions require prior regulatory approval. Because the Bank is currently operating under an OTS Order, the Bank is considered a Tier 2 association and is required to obtain OTS approval before it can make a capital distribution to the Holding Company. A Tier 2 association may make capital distributions of between 25% and 75% of its net income over the most recent four-quarter period, depending on its risk-based capital level. The OTS can prohibit a proposed capital distribution by a savings institution, which would otherwise be permitted by the regulation if the OTS determines that such distribution would constitute an unsafe or unsound practice. The Bank did not make a capital distribution to Federal Trust in 1995.

According to the Holding Company's Order, the Holding Company cannot request dividends from the Bank without written permission from the OTS. It is unlikely that the Bank will be permitted to pay a dividend to the Holding Company while the Orders are in effect.

REGULATION OF THE BANK

Bills are introduced from time to time in the United States Congress with respect to the regulation of financial institutions. Recent banking legislation, particularly the Financial Institution Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), has broadened the regulatory powers of the federal bank regulatory agencies and restructured the nation's banking system.

FIRREA. The activities of savings institutions are governed by the HOLA and, in certain respects, the Federal Deposit Insurance Act ("FDIA"). The HOLA and the FDIA were amended by the FIRREA and the FDICIA. The FIRREA was enacted for the purpose of resolving problem savings institutions, establishing a new thrift insurance fund, reorganizing the regulatory structure applicable to savings institutions, and imposing bank-like standards on savings institutions.

FDICIA. The FDICIA revised sections of the Federal Deposit Insurance Act affecting bank regulation, deposit insurance and provisions for funding of the Bank Insurance Fund ("BIF"). The FDICIA also revised bank regulatory structures embodied in several other federal banking statutes, strengthened the bank regulators' authority to intervene in cases of deterioration of a bank's capital level, placed limits on real estate lending and imposes detailed audit requirements.

PROMPT AND CORRECTIVE ACTION. The FDICIA required the federal banking regulatory agencies to set certain capital and other criteria which would define the category under which a particular financial institution would be classified. The FDICIA imposes progressively more restrictive constraints on operations, management, and capital distributions depending on the category in which a financial institution is classified. On September 16, 1992, the OTS adopted final regulations to implement the prompt corrective action provisions of the FDICIA. These regulations became effective December 19, 1992. Among other things, the regulations define the relevant capital measures for the five capital categories. For example, a savings institution is deemed to be "well capitalized" if it has a total risk-based capital ratio (total capital to risk-weighted assets) of 10% or greater, a Tier 1 risk-based capital ratio (Tier 1 capital to risk-weighted assets) of 6% or greater, and a Tier 1 leverage capital ratio (Tier 1 capital to adjusted total assets) of 5% or greater, and is not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure. The OTS has also established minimum tangible and minimum leverage capital requirements for savings banks. These requirements provide for a minimum ratio of tangible capital of not less than 1.5% of the savings bank's adjusted total assets. Tangible capital is defined as core capital minus any "intangible assets (as defined by the regulation). The minimum leverage capital (as defined by the regulation) ratio established by the regulation is 3% of adjusted total assets.

A savings institution is deemed to be "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, and (generally) a Tier 1 leverage capital ratio of 4% or greater, and the institution does not meet the definition of a "well capitalized" institution. A savings institution is deemed to be "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. In addition, the OTS is authorized to downgrade a savings institution to a lower capital category than the savings institution's capital ratios would otherwise indicate, based upon safety and soundness considerations (such as when the institution has received a less than satisfactory examination rating for any of the equivalent CAMEL rating categories). Both the risk-based capital guidelines and the leverage ratio are minimum requirements, applicable only to top-rated savings institutions. Institutions operating at or near these levels are expected to have well-diversified risk, excellent asset quality, high liquidity, good earnings and in general, have to be considered strong banking organizations and rated composite 1 under the CAMEL rating system adopted by the OTS. Institutions with lower ratings and institutions with high levels of risk or experiencing or anticipating significant growth would be expected to maintain ratios 100 to 200 basis points above the state minimums.

The OTS' new capital rule, which became effective January 1, 1994, incorporates an interest-rate component as part of the calculation of a savings institution's regulatory capital. Savings institutions with "above normal" interest-rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest-rate risk is measured by the decline in the net portfolio value of its assets (i.e. the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates (except when the three-month Treasury bond equivalent yield falls below 4%, then the decrease will be equal to one-half of that Treasury rate) divided by the estimated economic value of the savings institution's assets, as calculated in accordance with guidelines set forth by the OTS. A savings institution whose measured interest-rate risk exposure exceeds 2% must deduct an interest-rate component in calculating its total capital under the risk-based capital rule. The interest-rate risk component is an amount equal to one-half of the difference between the savings institution's measured interest-rate risk and 2%, multiplied by the estimated economic value of the savings institution's assets. That dollar amount is deducted from the savings institution's total capital in calculating compliance with its risk-based capital requirement.

The FDICIA also requires each federal banking agency to prescribe rules which will incorporate two areas of risk into assessments of a financial institution's capital adequacy. These two areas of risk are the concentration of credit risk and the risks of nontraditional activities. The OTS, along with the other federal banking agencies, jointly issued a rule, effective January 17, 1995, which implements the requirements of the FDICIA by identifying concentration of credit risk and certain risks arising from nontraditional activities, as well as a financial institution' s ability to manage these risks as important factors in assessing an institutions overall capital adequacy. The rule provides that a case by case approach will be used in assessing a financial institutions risks and overall capital adequacy. The rule has had only a minimum effect, if any, on the Bank's capital adequacy.

CAPITAL REQUIREMENTS. The Bank exceeds all of its regulatory capital requirements. The following table summarizes the Bank's capital requirements at December 31, 1995:


                                      TANGIBLE                         CORE                      RISK-BASED
                             --------------------------    --------------------------    --------------------------
                                                                                                         Percent of
                                                Percent                       Percent                         Risk-
                                                     of                            of                      Weighted
                                Amount           Assets       Amount           Assets        Amount          Assets
                                ------           ------       ------           ------        ------          ------
Regulatory Capital            $7,454,143          5.33%     $7,454,143          5.33%     $8,273,806         10.56%
Requirement                   $2,098,736          1.50%     $4,197,472          3.00%     $6,270,885          8.00%
Excess                        $5,355,407          3.83%     $3,256,671          2.33%     $2,002,921          2.56%


NEW STANDARDS FOR SAFETY AND SOUNDNESS. The FDICIA requires each federal banking agency to prescribe for all insured depository institutions and their holding companies standards relating to internal controls, information systems and audit systems, loan documentation, credit under-writing, interest rate risk exposure, asset growth, and compensation, fees and benefits and such other operational and managerial standards as the agency deems appropriate. In addition, the federal banking regulatory agencies are required to prescribe by regulation standards specifying: (i) maximum classified assets to capital ratios; (ii) minimum earnings sufficient to absorb losses without impairing capital; (iii) to the extent feasible, a minimum ratio of market value to book value for publicly traded shares of depository institutions or the depository institution holding companies; and (iv) such other standards relating to asset quality, earnings and valuation as the agency deems appropriate. Finally, each federal banking agency is required to prescribe standards for employment contracts and other compensation arrangements of executive officers, employees, directors and principal stockholders of insured depository institutions that would prohibit compensation and benefits and other arrangements that are excessive or that could lead to a material financial loss for the institution. If an insured depository institution or its Holding Company fails to meet any of its standards described above, it will be required to submit to the appropriate federal banking agency a plan specifying the steps that will be taken to cure the deficiency. If an institution fails to submit an acceptable plan or fails to implement the plan, the appropriate federal banking agency will require the institution or Holding Company, to correct the deficiency and until corrected, may impose restrictions on the institution or the Holding Company including any of the restrictions applicable under the prompt corrective action provisions of the FDICIA. The Federal banking agencies have adopted a final rule regarding implementation of these standards which became effective on August 9, 1995.

INSURANCE OF DEPOSIT ACCOUNTS. The Bank's deposit accounts are insured by the SAIF which is administered by the FDIC. The FDICIA required the FDIC to establish a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. In response to the requirements of the FDICIA, the FDIC established a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The first semi-annual assessment was made on January 1, 1994. In accordance with its rule, the FDIC assigns a financial institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period. These categories consist of well capitalized, adequately capitalized or undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the financial institution's primary regulator, in the Bank's case the OTS, and information which the FDIC determines to be relevant to the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. A financial institution's assessment rate depends on the capital category and supervisory category to which it is assigned. There are nine assessment risk classifications (I.E., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates range from 23 basis points on deposits for a financial institution in the highest category (I.E.. well-capitalized and financially sound with only a few minor weaknesses) to 31 basis points on deposits for an institution in the lowest category (I.E., undercapitalized and posing a substantial probability of loss to the SAIF or the
BIF, unless effective corrective action is taken).   The Bank's assessment for
1995 was 29 basis points on deposits or $307,487. The Bank has been advised that its insurance premium for the first six months of 1996 will again be 29 basis points on deposits or $159,950, based upon total deposits as of December 31, 1995.

In September 1995, the FDIC drastically reduced the basis for deposit insurance premium paid by most BIF-insured banks from 23 basis points to 4 basis points. No similar proposal was made for the SAIF-insured institutions since the SAIF has not reached a reserve ratio equal to 1.25% of deposits. During 1995, Congress considered various proposals for a one-time special assessment to be charged on all SAIF deposits to fully capitalize he SAIF at 1.25 percent of insured deposits. The proposed amount of the special assessment has been as high as $0.85 per $100 of SAIF deposits. Assuming that a special assessment was applied at the $0.85 rate based upon SAIF insured deposits at December 31, 1995, the Bank would incur additional deposit insurance premium expense of approximately $0.93 million which would be charged against current period income. The timing and amount of such an assessment cannot be accurately predicted at this time.

Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the savings institution has engaged in unsafe or unsound practices, is in such an unsafe or unsound condition so as to warrant discontinuation of operations or has violated any applicable law regulation, rule, order or condition imposed by the FDIC or the OTS. Management of Federal Trust does not know of any practice, condition or violation that might lead to termination of deposit insurance.

BROKERED DEPOSITS. The FDIC has adopted regulations under FDICIA governing the acceptance or retention of brokered deposits. Under these regulations, a depository institution cannot accept, rollover or renew brokered deposits unless
(i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC. A depository institution that cannot receive brokered deposits also cannot offer "pass-through" insurance on certain employee benefit accounts. Whether or not it has obtained such a waiver, an adequately capitalized depository institution may not pay an interest rate on any deposits in excess of 75 basis points over certain prevailing market rates specified by regulation. There are no such restrictions on a depository institution that is well capitalized. As of December 31, 1995, the Bank had one brokered deposit, a $99,000 five-year certificate of deposit which was acquired in March 1992.

LOANS TO ONE BORROWER. Under the HOLA, savings institutions are subject to the same limits on loans to one borrower as national banks. Generally, savings institutions may lend to a single or related group of borrowers on an unsecured basis an amount equal to 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate.

On February 21, 1995, the Office of the Comptroller of the Currency revised the rules governing national bank lending limits which was effective March 17, 1995. The revisions automatically apply to savings institutions regulated by the OTS. Under the revision, the calculation of capital has been changed to include the bank's total Tier 1 and Tier 2 capital, plus the balance of the bank's allowance for loan and lease losses not included in the total Tier 1 and Tier 2 capital. The revisions have simplified the calculation of loan limits as savings banks may now rely mainly on information from quarterly reports of condition of income or call reports, instead of requiring calculation of the lending limits on a daily basis. At December 31, 1995, the Bank had two loans which exceeded the loans to one borrower limit, totaling $5,057,983.

QUALIFIED THRIFT LENDER TEST ("QTL"). The HOLA requires savings institutions to meet a QTL test. The QTL test, as amended by the FDICIA, requires savings institutions to maintain at least 65% of its "portfolio assets" (total assets less [i] specified liquid assets up to 20% of total assets; [ii] intangibles, including goodwill; and [iii] the value of property used to conduct business) in qualified thrift investments, primarily residential mortgages and related investments (including certain mortgage-backed and mortgage-related securities) on a monthly basis in nine out of every twelve months.

A savings institution that fails to become or remain a qualified thrift lender must convert to a bank charter or be subject to certain operating restrictions. A savings institution that fails to meet the QTL test and does not convert to a bank charter will be prohibited from: (i) making any new investment or engaging in activities that would not be permissible for national banks; (ii) establishing any new branch offices where a national bank located in the savings institution's home state would not be able to establish a branch office; (iii) obtaining new advances from any FHLB; and (iv) the payment of dividends except as limited to the statutory and regulatory dividend restrictions applicable to national banks. Also, beginning three years after the savings institution ceases to be a qualified thrift lender, the savings institution would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank and would be required to repay any outstanding advances to any FHLB. A savings institution may requalify as a qualified thrift lender if it thereafter complies with the QTL test.

As of December 31, 1995, the Bank met the QTL test, maintaining 81.7% of its portfolio assets in qualified thrift investments.

INTERSTATE BRANCHING. In April 1992, the OTS amended its rules on branching by federally chartered savings institutions to allow nationwide branching to the extent allowed by federal statute. This action permits savings institutions with interstate networks to diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal savings institutions.

The limitations that remain are statutory. A savings institution may not establish or operate a branch outside the state in which the institution has its home office if such branch would violate Section 5(r) of the HOLA. This Section permits a federal savings institution to branch outside its home state if (i) the association meets the domestic building and loan test of Internal Revenue Code Section 7701(a)(19) or the asset composition test of subparagraph (c) of that Section, and (ii) each branch outside of its home state also satisfies the domestic building and loan test. The Bank satisfies these statutory limitations.

The second limitation prohibits branching that would result in formation of a multiple savings and loan Holding Company controlling savings institutions in more than one state in violation of HOLA Section 10(e)(3), unless the Holding Company falls within one of the following three safe harbors for permissible multiple Holding Company operations: (1) A Holding Company may acquire an association or operate branches in additional states pursuant to a supervisory acquisition under Section 13(k) of the FDIA; (2) Holding companies that, as of March 5, 1987, controlled an association subsidiary that operated an office in an additional state are permitted to acquire another association or branch in that state; or (3) Interstate Holding Company operations are permitted if the law of the additional state specifically authorizes acquisition of its state-chartered associations by state-chartered associations or their holding companies in the state where the acquiring association or Holding Company is located.

To obtain supervisory clearance for branching, an applicant's regulatory capital must meet or exceed the minimum requirements established by law and by the OTS regulations. In addition, the savings institution must have a satisfactory record under the Community Reinvestment Act ("CRA"). The Bank currently does not conduct interstate branching operations.

LIQUIDITY. The Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% of the institution's average daily liquidity base balance during the preceding calendar month, depending upon economic conditions and the savings flows of member institutions. The current liquidity requirement is 5%. The OTS regulations also require each member savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's average daily liquidity ratios at December 31, 1995, was 8.95%, and it's short-term liquidity ratio for the same period was 1.81%. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

ENFORCEMENT. The OTS has primary enforcement responsibility over savings institutions and has the authority to bring enforcement actions against all "institution-related parties," including stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful actions likely to have an adverse effect on an insured institution. Civil penalties have been broadened to cover a wider range of violations and actions and range up to $25,000 per day unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. Criminal imprisonment penalties for most financial institution crimes have been increased to 15 years. In addition, regulators are provided with far greater flexibility to impose enforcement action on an institution that fails to comply with its regulatory requirement, particularly with respect to the capital requirements. Possible enforcement action ranges from the imposition of a capital plan and capital directive to receivership, conservatorship or the termination of deposit insurance. The FDIA empowers the FDIC to recommend to the Director of OTS enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances.

OTS ASSESSMENTS. Savings institutions are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment, to be paid on a semiannually basis, is computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the institution's latest quarterly thrift financial report. The Bank paid $69,799 in OTS assessments for the year-ended December 31, 1995.

COMMUNITY REINVESTMENT. The Community Reinvestment Act of 1977 ("CRA") and the implementing regulations of the Federal Reserve and the FDIC are intended to encourage regulated financial institutions to help meet the credit needs of their local community or communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of such financial institutions. The CRA and such regulations provide that the appropriate regulatory authority will access the records of regulated financial institutions in satisfying their continuing and affirmative obligations to help meet the credit needs of their local communities as part of their regulatory examination of the financial institution. The results of such examinations are made public and are taken into account upon the filing of any application to establish a domestic branch or to merge or to acquire the assets or assume the liabilities of a financial institution. In the case of a bank or savings and loan holding company, the CRA performance recorded of the financial institutions involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a financial institution or to merge with any other bank or savings and loan holding company. An unsatisfactory record can substantially delay or block the transaction.

The Bank received a "Satisfactory" CRA Rating in its last CRA Examination.

ANNUAL INDEPENDENT AUDITS AND REPORTING REQUIREMENTS. On May 11, 1993, the FDIC adopted a rule implementing a provision in FDICIA that imposes more stringent reporting requirements and requires the establishment and maintenance of internal control structures and procedures effective July 2, 1993. The FDIC rule is applicable to any insured depository institution having assets of $500 million or more as of the beginning of each fiscal year after December 31, 1992, and requires management to prepare annual and agency reports on the financial condition of the institution that are to be filed with the FDIC and the OTS in the case a federally-chartered savings association. The annual report would contain financial statements prepared in accordance with generally accepted accounting principles that are audited by the institution's independent public accountant. The annual report must also contain management's assertions concerning the effectiveness of the institution's internal control structure and procedures and its compliance with designated laws and regulations. The rule requires that the independent public accountant examine the institution's internal control structure and apply procedures agreed upon by the FDIC to determine the extent of the institution's compliance with certain laws and regulations designated by the FDIC concerning the safety and soundness, such as regulations governing affiliate transactions, legal lending limitations, loans to insiders, dividend restrictions and financial reporting in thrift financial reports. The Bank is not subject to this requirement; nevertheless, the Bank has opted to comply with this rule. The financial statements of the Holding Company and the Bank have been audited by independent auditors since their respective inceptions.

FEDERAL HOME LOAN BANK SYSTEM

The Bank is a member of the Federal Home Loan Bank ("FHLB") System which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. As a member of the FHLB-Atlanta, the Bank is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20th of its advances (borrowings) from the FHLB-Atlanta, whichever is greater. The Bank is in compliance with this requirement. FHLB advances must be secured by specified types of collateral and may be obtained only for the purpose of providing funds for residential housing finance.

The FHLBs are required to provide funds for the resolution of insolvent savings institutions and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to members. For the year ended December 31, 1995, dividends paid by the FHLB-Atlanta to the Bank amounted $136,486, of the Bank's pre-tax income. Should dividends be reduced, or interest on FHLB advances increased, the consolidated net interest income might also be reduced for the Bank. Furthermore, there can be no assurance at the value of the FHLB-Atlanta stock held by the Bank will not decrease as a result of any new legislation.

FEDERAL RESERVE SYSTEM

The Federal Reserve regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $52.0 million less (subject to adjustment by the Federal Reserve), and an initial reserve of $1,560,000 plus 10% (subject to adjustment by the Federal Reserve between 11 3/4% and 16 1/4%) against that portion of total transaction accounts in excess of $52 million. The first $4.3 million of otherwise reserveable balances (subject to adjustments by the Federal Reserve) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements imposed by the OTS. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve or a pass-through account as defined by the Federal Reserve, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve "discount window", however, Federal Reserve regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve.



              [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                              ITEM 2. PROPERTIES

In July, 1993, Federal Trust sold three office buildings located on Amelia Island at First Coast Plaza, a 2.4 acre office complex consisting of 22,606 leasable square feet. In December, 1994, Federal Trust acquired, through deeds in lieu of foreclosure, two office buildings located at First Coast Plaza that it had sold in 1993, which were held as real estate owned. Each office building contains 6,816 square feet and is substantially rented. In December, 1995, Federal Trust sold both office buildings located on Amelia Island at First Coast Plaza.

During 1990, Federal Trust entered into a long-term lease obligation with John Martin Bell, a stockholder and former director of Federal Trust, and the wife of the president of Federal Trust, James T. Bell, for the use of the Federal Trust Building located at 1211 Orange Avenue, Winter Park, Florida. The Federal Trust Building serves as the headquarters for the Bank. The base annual rental paid in 1995 was $247,923 or $19.18 per square foot and increases annually according to the CPI. The lease was restated in 1991 and amended in 1992, 1993 and 1995 and expires in 2000, unless allowed to automatically renew for two successive ten year periods. The lease is considered an "affiliated party" transaction under Federal Reserve Board regulations.

The following table sets forth certain information on the Federal Trust's principal offices, net carrying value and the expiration of leases when applicable at December 31, 1995.

                  Net carrying value of real property

                                                                       Lease
                                           Owned          Leased      expiration
                                           -----          ------      ----------
Federal Trust Drive-In                      -0-          $36,055       11/31/12
Facility
1121 Orange Avenue
Winter Park, Florida  32789

Federal Trust Building
1211 Orange Avenue
Winter Park, Florida  32789                 -0-         $833,134       12/31/00

Federal Trust Corporation - offices
1270 Orange Avenue, Suite C
Winter Park, Florida  32789                 -0-         $126,173       10/1/01


                           ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.


                  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
                                 SECURITY HOLDERS

During the fourth quarter of the fiscal year ended December 31, 1995, no matters were submitted to a vote of the security holders through a solicitation or otherwise.

                                     PART II

                ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND
                          RELATED SECURITY HOLDER MATTERS

There has been no active or established public market in the common stock of the Company. As of March 1, 1996, there are 426 holders of common stock of the Company. The Company paid quarterly cash dividends to stockholders during 1994, 1993 and 1992 in the annual amount of $0.12, $.092 and $.064 per share of common stock, respectively, as adjusted to reflect the five-for-four stock split effective November 30, 1992. The Company did not pay dividends during 1995.

                        ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data for Federal Trust as of the dates and for the periods indicated. Such information is qualified in its entirety by the more detailed information set forth in the Financial Statements and the notes thereto included elsewhere herein.


SUMMARY OF OPERATIONS


                                                                       Year Ended December 31,
                                                        ------------------------------------------------------
                                                            1995      1994       1993        1992      1991
                                                            ----      ----       ----        ----      ----
                                                           (In Thousands of Dollars except per share amounts)
Interest income                                           10,609     9,847      9,506      11,765     6,424
Interest expense                                           8,026     5,781      4,824       6,802     4,351
Net interest income                                        2,583     4,066      4,682       4,963     2,073
Provision for loan losses                                    779       531        590         140       117
Net interest income after provision for loan losses        1,804     3,535      4,092       4,823     1,956
Non-interest income                                          505       483      1,299       1,463     1,270
Non-interest expenses                                      5,738    (4,238)     4,216       4,902     2,773
Earnings (loss) before income taxes                       (3,482)     (200)     1,175       1,384       453
Income tax (benefit) expense                              (1,232)      (41)       409         485        --
Net earnings (loss)                                       (2,250)     (179)       766         899       453
Net earnings (loss) per share                              (1.00)     (.08)      0.04        0.48      0.26

Average equity to average assets                            6.65%     7.52%      7.06%       5.60%     9.60%
Return on average assets                                   (1.48%)    (.12%)      .56%        .60%      .63%
Return on average equity                                  (22.31%)   (1.63%)     8.02%      10.64%     6.55%



SUMMARY OF FINANCIAL CONDITION

                                                                           At December 31,
                                                       ------------------------------------------------------
                                                            1995      1994       1993        1992      1991
                                                            ----      ----       ----        ----      ----
                                                                      (In Thousands of Dollars)
Cash, non-interest-bearing                                 1,619       744      1,090       2,078       949
Investments (2)                                           17,842    33,137     36,536       3,892     4,476
Mortgage-backed securities                                    --        --         --          --        --
Loans, net                                               112,906   111,183     95,374     122,178    78,094
All other assets                                           8,037     8,893     13,888      10,989     8,163
                                                         -------   -------    -------     -------    ------
Total assets                                             140,389   153,957    146,888     139,137    91,682
                                                         -------   -------    -------     -------    ------
                                                         -------   -------    -------     -------    ------

Deposits                                                 109,203   101,528     78,742      97,434    59,642
Borrowings                                                21,000    39,500     55,300      30,170    21,750
All other liabilities                                      2,126     1,911      2,300       2,737     2,404
Stockholders' equity                                       8,060    11,018     10,526       8,796     7,886
                                                         -------   -------    -------     -------    ------

Total liabilities and stockholders' equity               140,389   153,957    146,888     139,137    91,682
                                                         -------   -------    -------     -------    ------
                                                         -------   -------    -------     -------    ------


                                                                   For the Year Ended December 31,
                                                       ------------------------------------------------------
                                                            1995      1994       1993        1992      1991
                                                            ----      ----       ----        ----      ----
OTHER DATA
Return on average assets                                 (1.48%)    (.12%)       .56%        .60%     .63%
Return on average equity                                (22.31%)   (1.63%)      8.02%      10.64%    6.55%
Dividend payout                                               --     $.12       $.092       $.064    $.032
Average equity to average assets ratio                    6.65%      7.52%      7.06%       5.60%    9.60%
Average interest rate spread (1)                          1.81%      2.65%      3.33%       3.42%    3.05%
Net yield on average interest-earning assets (2)          7.41%      6.97%      7.32%       8.31%    9.75%
Non-interest expenses to average assets                   3.79%      2.96%      3.11%       3.23%    3.93%
Ratio of average interest-earning assets to average
 interest-bearing liabilities                              1.02       1.06       1.07        1.02     1.06
Residential mortgage loans (1-4), mortgage-backed
 securities, US Government and agency obligations,
 and interest-earning deposits with the FHLB as a
 percentage of total assets                               76.5%      78.5%     81.47%      71.02%   79.47%
Non-performing loans and real estate owned as a
 percentage of total assets                               4.70%      6.02%      2.66%       2.33%    1.33%
Allowance for loan losses as a  percentage of
 total loans, net                                         1.83%      1.78%      1.94%       1.06%     .46%
Total number of full service facilities                       1          2          2           2        2
Total shares outstanding (3) (in thousands)               2,240      2,240      2,082       1,904    1,683
Earnings (loss) per share (3)                            ($1.00)     ($.08)      $.40        $.48     $.16
Book value per share (3)                                  $3.60      $4.92      $5.06       $4.62    $4.80


- ------------------------
(1) Difference between weighted average yield on all interest-earning assets and weighted average rate on all interest-bearing liabilities.
(2) Includes interest-earning balances in other banks, federal funds sold, U.S. government and agency obligations, FHLB Stock and marketable equity securities.
(3) Adjusted for five for four stock splits effective November 30, 1992; and in 1991, 1990, and 1989.






[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK.]

             ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF
                          FEDERAL TRUST CORPORATION

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

The Company incurred a loss for 1995, primarily as a result of the increase in the Bank's loss reserves, increased legal expenses and other costs associated with repossessed assets, the continuing impact of higher interest rates on the Bank's net interest margin, and the reduced yields on the Bank's portfolio of structured notes resulting from the current yield curve in which the spread between short term and longer term interest rates is narrow.

GENERAL

Federal Trust Corporation ("Federal Trust" or the "Company" or the "Holding Company"), formerly FedTrust Corporation, was incorporated as a unitary savings and loan holding company in August, 1988. Federal Trust was capitalized on February 28, 1989 and acquired all outstanding common stock of Federal Trust Bank, a federally chartered savings bank (the "Bank"), formerly First Coast Savings Bank, F.S.B., in exchange for all the outstanding shares of Federal Trust. Five shares of Federal Trust's common stock were exchanged for each four shares of the Bank's common stock on that date. The acquisition of the Bank was accounted for as a pooling of interests. The Bank is currently the primary operating subsidiary of Federal Trust and began operations on May 3, 1988.

The Holding Company presently operates two non-bank subsidiaries, Federal Trust Properties Corp. ("FTPC"), a real estate holding and development company, organized December 12, 1994, which owned two office buildings in Amelia Island, Florida, which were sold in December, 1995, and a residential site in Augusta, Georgia; and 1270 Leasing Co. ("1270 LC"), a real estate entity organized may 27, 1994, which leases the Holding Company's office located in Winter Park, Florida. Three former subsidiaries, First Coast Financial Corporation ("FCFC"), a mortgage broker, FC Construction Services Corp. ("FCCSC"), a commercial construction company and FedTrust Building Corporation ("FTBC"), which operated office buildings in Amelia Island, Florida were all disposed of during fiscal year 1993. See "Business - Asset Sales - Sale of Subsidiary Assets". The assets of FCCSC and FTBC were sold on July 31, 1993 and the companies were dissolved in December, 1993. The stock of FCFC was sold on June 30, 1993. Operations of these subsidiaries were not significant to the consolidated entity.

Federal Trust acquired FCFC on February 17, 1989.  The acquisition of FCFC
was accounted for as a purchase and goodwill of $193,585 resulted.   Federal
Trust sold the stock of FCFC on June 30, 1993 for $200,000 comprised of $1,000 in cash and a $199,000 note secured by FCFC stock payable over ten
(10) years. No loss was reported on the sale. During 1994, the purchaser of FCFC defaulted on the $199,000 note and, in December, 1994, FTPC acquired FCFC's personal property valued at $12,410. FTPC chose not to acquire the stock of FCFC, as it had determined that the operations of the company had essentially ceased and could not be restarted without an investment of significant resources, if at all. The Company recognized a loss on the note in the amount of $187,028.

Federal Trust also formed FCCSC, a commercial construction company, during 1989. FCCSC actively marketed its services during 1989 by building and selling an office building, and during 1990 by buying and selling an office building site, developing and licensing plans for residential townhouse units, and providing technical and consulting services to a real estate contractor/developer, and in 1991 by continuing to provide significant technical and consulting services to real estate contractors and developers. During 1992, FCCSC continued to license plans for residential townhouse units, but no significant marketing of services of FCCSC occurred in 1992 or during 1993. In July, 1993, Federal Trust sold substantially all of the assets held by FCCSC to two unrelated third parties and ceased operations of FCCSC. During 1994, the purchaser of a portion of FCCSC's assets defaulted on its note and, in December, 1994, FTPC acquired Georgia property through a deed in lieu of foreclosure and a Note through a voluntary assignment. See "Business - Asset Sales - Sale of Subsidiary Assets".

On March 27, 1990, Federal Trust acquired FTBC, formerly The John Martin Bell Corporation, from the sole shareholder who is a former director and major shareholder of Federal Trust, in exchange for 174,212 shares of Federal Trust's common stock. The transaction was approved by Federal Trust's stockholders and was accounted for as a purchase. The effect of the transaction was to increase net assets of Federal Trust by approximately $1.7 million. The primary business of FTBC was the ownership of commercial rental property comprising the office complex where the Amelia Island offices of Federal Trust were located. In 1992, FTBC conveyed the portion of the office complex which housed FCFC and the Bank to FCFC, subject to the outstanding mortgage. In December, 1992, FTBC and FCFC conveyed their interests in the property to the Bank, and the outstanding mortgage was paid in full. In July, 1993, the Bank sold its interest in the property to another bank as part of the sale of its Amelia Island deposits and branch office and the remaining property was sold by FTBC to an unrelated third party and Federal Trust ceased operations of FTBC. During 1994, the purchaser of the remaining property defaulted on its notes and, in December, 1994, FTPC acquired the property through a deed in lieu of foreclosure. See "Business - Asset Sales - Sale of Subsidiary Assets".

In December, 1995, FTPC sold Buildings 100 and 300 and all of the common area located in First Coast Plaza, Amelia Island, Florida with a book value of $677,605 for a purchase price of $583,334, resulting in a loss on the sale of $94,271. The properties were sold to an unaffiliated party for cash.


ASSET/LIABILITY MANAGEMENT

In order to minimize the potential for adverse effects of material and prolonged increases in interest rates on Federal Trust's results of operations, Federal Trust's management has implemented and continues to monitor asset and liability management policies to better match the maturities and repricing terms of Federal Trust's interest-earning assets and interest-bearing liabilities. Such policies have consisted primarily of: (i) emphasizing the origination of single-family residential adjustable-rate mortgage loans ("ARMs"); (ii) maintaining a stable core deposit base with a relatively high percentage of low-cost deposits; and (iii) maintaining an adequate portion of liquid assets (cash and interest-bearing deposits).

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period.
A gap is considered positive when the amount of interest rate sensitive assets exceeds interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. During a period of rising interest rates, a negative gap would adversely affect net interest income, while a positive gap would result in an increase in net interest income. During a period of falling interest rates, a negative gap would result in an increase in net interest income, while a positive gap would adversely affect net interest income.

Between 1988 and 1989, Federal Trust successfully emphasized the origination of single-family residential ARMs. However, due to the generally lower interest rates which have prevailed during the past few years, Federal Trust's originations of ARMs have decreased, especially during 1992, 1993, 1994 and 1995, due to the preference of Federal Trust's customers for fixed-rate residential mortgage loans. As of December 31, 1995, $73.4 million or 75.3% of the Bank's portfolio of single-family residential mortgage loans consisted of ARMs and 73.1% of the Bank's total mortgage loan portfolio had adjustable interest rates.

The Bank also seeks to maintain a large stable core deposit base by providing quality service to its customers without significantly increasing its cost of funds or operating expenses. The success of Federal Trust's core deposit strategy is demonstrated by the stability of its money market demand ("MMDA"), passbook, regular savings, checking and negotiable order of withdrawal ("NOW") accounts, which totaled $10.35 million or 9.42% of total deposits at December 31, 1995. These accounts bore a weighted average nominal rate of 3.42% at December 31, 1995. Since 1988, these accounts have consistently accounted for more than 9% of total deposits and Federal Trust anticipates that these accounts will continue to comprise a significant portion of its deposit base.

The Bank has also maintained a portfolio of short-term liquid assets (cash and assets maturing in one year or less) in order to reduce its vulnerability to shifts in market rates of interest. At December 31, 1995, 1.20 % of Federal Trust's total assets consisted of cash and interest-earning deposits. Furthermore, as of such date, Federal Trust's overall average liquidity ratio was 8.95%.

Based upon the assumptions set forth below, the Bank's one-year negative interest rate sensitivity gap amounted to $ 30.4 million or 21.9% of total assets as of December 31, 1995. At December 31, 1994, the one-year negative interest rate sensitivity gap was $ 33.4 million or 21.9% of total assets based on the assumptions in effect on such date. During 1995, the Bank's one-year negative interest rate sensitivity gap contributed to the decrease in the Bank's interest rate spread from 2.65% in 1994 to 1.58% in 1995. During this period, general interest rates increased and the average volume of interest-earning assets increased $4.5 million and the average yield on these assets increased by only .32%, due to the lagging nature of the adjustable rate mortgage loan portfolio. For the same period, interest-bearing liabilities increased $7.3 million and the average rate on these liabilities increased 1.39% due to the short-term maturities of certificates of deposit and FHLB advances. Although management believes that the Bank's current asset and liability management strategies reduce the potential adverse effects of changes in interest rates on the Bank's results of operations, any substantial and prolonged increases in market rates of interest would have an adverse impact on the Bank's results of operations. Management of Federal Trust Bank monitors the Bank's interest rate sensitivity and believes that its present gap position is appropriate for the current interest rate environment.

In preparing the tables below, the following assumptions have been made, which are based upon assumptions used by the FHLB of Atlanta during 1994. The FHLB's prepayment estimates are based upon a major Wall Street firm's prepayment model and the specific prepayment speeds applied to the bank's mortgages are a function of their underlying coupons, maturities and lifetime rate caps. Adjustable-rate mortgages are separated into 160 individual buckets by current versus lagging market index, coupon reset frequency, teaser versus non-teaser, distance to lifetime cap and periodic rate caps. The one-year decay rates for NOW, money market, passbook and non-interest demand deposits are 37%, 79%, 17% and 37%, respectively, based on a study done by the Office of Thrift Supervision. The above assumptions should not be regarded as indicative of the actual prepayments or withdrawals which may be experienced by Federal Trust in the future. The interest rate sensitivity gaps as of December 31, 1995, 1994 and 1993 were based on the assumptions for 1994, 1993 and 1992 and were based on economic and interest rate conditions during such years including the then prevailing prepayment experience and decay rate levels.

                                                                                                         December 31,
                                                                                          -------------------------------------
                                                                                              1995          1994         1993
                                                                                          -------------------------------------
                                                                                                  (In Thousands of Dollars)
Interest-earning assets maturing or repricing within one year                               72,382        94,392       88,564
Interest-bearing liabilities maturing or repricing within one year                         102,781       127,762      113,179
                                                                                           -------       -------      -------
Excess (deficiency) of interest-earning assets over interest-bearing
 liabilities                                                                               (30,399)      (33,370)     (24,615)
                                                                                           -------       -------      -------
                                                                                           -------       -------      -------
Excess (deficiency) of interest-earning assets over interest-bearing
 liabilities maturing or repricing within one year as a percentage of total assets         (21.85%)      (21.88%)     (16.93%)
Percentage of assets to liabilities maturing or repricing within one year                   70.42%        73.88%       78.25%
                                                                                           -------       -------      -------
                                                                                           -------       -------      -------

            [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK.]

The following table sets forth certain information relating to Federal Trust's interest-earning assets and interest-bearing liabilities at December 31, 1995 that are estimated to mature or are scheduled to reprice within the periods shown.

                                                     From         From         From        From       From      Greater
                                                   One to         3 to         6 to        1 to       3 to         than
                                                 3 Months     6 Months    12 Months     3 Years    5 Years      5 Years
                                                 --------     --------    ---------     -------    -------      -------
                                                                         (In Thousands of Dollars)

Total Loans(1)                                     10,546       53,757        6,559      26,163      3,491       10,194

Other interest-bearing assets (2)                   1,521            0            0           0     17,111            0
                                                  -------       ------      -------     -------    -------       ------

Total interest-earning assets                      12,067       53,757        6,559      26,163     20,602       10,194

Non-interest bearing demand deposits (3)               98           87          147         305         82          181

Interest bearing demand deposits (3)                   74           66          111         229         61          135

Money Market Demand Deposits (3)                    2,361        1,598        1,814         804        383          348

Savings deposits (3)                                  152          145          270         862        562         1,346

Time deposits                                      27,642          103       57,048      11,469      1,633             0

FHLB advances and other                            10,998           73           44      10,155        125           517
                                                  -------       ------      -------     -------    -------        ------

Total interest-bearing liabilities                 41,325        2,022       59,434      23,824      2,846         2,527

Interest rate sensitivity gap                     (29,258)      51,735      (52,875)      2,339     17,756         7,667

Cumulative interest rate sensitivity gap          (29,258)      22,477      (30,398)    (28,059)   (10,303)       (2,636)

Cumulative interest rate sensitivity gap
 as a percentage of  total assets                 -21.03%       16.15%      -21.85%      -20.17%     -7.40%       -1.89%



(1) Mortgage loans and mortgage-backed securities are net of the undisbursed portion of loans due borrowers.
(2) Consists of interest-bearing deposits, FHLB stock and investment securities.
(3) Decay rates for deposits, based on a study by the Office of Thrift
    Supervision:


Decay Rates                                          From         From         From        From       From      Greater
                                                   One to         3 to         6 to        1 to       3 to         than
                                                 3 Months     6 Months    12 Months     3 Years    5 Years      5 Years
                                                 --------     --------    ---------     -------    -------      -------
Non-interest bearing demand                         37.00        37.00        37.00       33.87       9.06        20.07

Interest bearing demand                             37.00        37.00        37.00       33.87       9.06        20.07

Money Market demand                                 79.00        79.00        79.00       11.00       5.24         4.76

Savings Deposits                                    17.00        17.00        17.00       25.82      16.83        40.35


The following table sets forth, for the periods indicated, information regarding
(i) the total dollar amount of interest and dividend income of Federal Trust from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest rate spread;
(v) net interest margin; and (vi) weighted average yields and rates. Average balances are based on average daily balances.


                                                                            Year Ended December 31,
                                           ---------------------------------------------------------------------------------------
                                                      1995                          1994                           1993
                                           ---------------------------   ---------------------------   ---------------------------
                                                               Average                       Average                       Average
                                           Average              Yield/   Average              Yield/   Average              Yield/
                                           Balance   Interest     Rate   Balance   Interest     Rate   Balance   Interest     Rate
                                           -------   --------     ----   -------   --------     ----   -------   --------     ----
Interest-earning assets:
  Loans(1)                                 115,608      8,993    7.78%   108,771      7,705    7.08%   101,901      8,189    8.04%
  Investment securities                     23,408      1,289    5.51%    24,544      1,754    7.15%    14,978        926    6.18%
  Other interest-earning assets              6,424        322    5.09%     7,592        362    4.77%    12,943        391    3.02%
                                           -------     ------    -----   -------      -----    -----   -------      -----    -----
   Total interest-earning assets           145,440     10,609    7.29%   140,907      9,821    6.97%   129,822      9,506    7.32%
Non-interest-earning assets                  5,033                         2,795                         5,523
                                           -------                       -------                       -------
   Total assets                            150,473                       143,702                       135,345
                                           -------                       -------                       -------
                                           -------                       -------                       -------

Interest-bearing liabilities:
  Non-interest bearing demand deposits         286         --    0.00%       836         --    0.00%     1,500         --     0.0%
  Interest bearing demand deposits           7,301        269    3.68%     7,793        268    3.44%     3,354         45    1.33%
  Savings deposits                           2,975         78    2.62%     6,227        214    3.44%    11,901        318    2.67%
  Time deposits                             99,716      5,883    5.90%    77,333      3,320    4.29%    62,174      2,717    4.37%
                                           -------     ------    -----   -------      -----    -----   -------      -----    -----
  Total Deposit accounts                   110,278      6,230    5.64%    92,189      3,802    4.12%    78,929      3,080    3.90%
  FHLB advances & other borrowings          29,725      1,766    5.94%    40,526      1,936    4.78%    42,060      1,744    4.15%
                                           -------     ------    -----   -------      -----    -----   -------      -----    -----
   Total interest-bearing liabilities      140,003      7,996    5.71%   132,715      5,738    4.32%   120,990      4,824    3.99%
Non-interest-bearing liabilities             2,125                         2,043                         4,806
Retained earnings and stockholder's
 equity                                      8,345                         8,944                         9,549
                                           -------                       -------                       -------
  Total liabilities & retained earnings    150,473                       143,702                       135,345
                                           -------                       -------                       -------
                                           -------                       -------                       -------

Net interest/dividend income                            2,613                         4,083                         4,682
                                                       ------                         -----                         -----
                                                       ------                         -----                         -----
Interest rate spread (3)                                         1.58%                         2.65%                         3.33%
                                                                 -----                         -----                         -----
                                                                 -----                         -----                         -----
Net interest margin (4)                                          1.80%                         2.90%                         3.61%
                                                                 -----                         -----                         -----
                                                                 -----                         -----                         -----
Ratio of average interest-earning assets
 to average interest-bearing liabilities                         1.04%                         1.06%                         1.07%
                                                                 -----                         -----                         -----
                                                                 -----                         -----                         -----



(1) Includes non-accrual loans.
(2) Includes interest-earning deposits and FHLB of Atlanta stock.
(3) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4) Net interest margin is net interest income dividend divided by average interest-earning assets.

Rate/Volume Analysis: The following table sets forth certain information regarding changes in interest income and interest income expense of Federal Trust for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in rate (change in rate multiplied by prior volume, (2) changes in volume multiplied by prior rate and (3) changes in rate-volume (change in rate multiplied by change in volume).

                                      YEAR ENDED DECEMBER 31, 1995   YEAR ENDED DECEMBER 31, 1994   YEAR ENDED DECEMBER 31, 1993
                                                VS. 1994                       VS. 1993                       VS. 1992
                                    -------------------------------  ----------------------------  -------------------------------
                                       INCREASE (DECREASE) DUE TO     INCREASE (DECREASE) DUE TO     INCREASE (DECREASE) DUE TO
                                    -------------------------------  ----------------------------  -------------------------------
                                                     RATE/                           RATE/                          RATE/
                                     RATE   VOLUME  VOLUME    TOTAL  RATE   VOLUME  VOLUME  TOTAL   RATE   VOLUME  VOLUME   TOTAL
                                    ------  ------  ------  -------  ----   ------  ------  -----  ------  ------  ------  ------
Interest-earning assets:
  Loans                                761     484      48    1,293  (911)     486     (33)  (458) (1,537) (1,090)     43  (2,584)
  Investment securities               (403)    (81)     19     (465)  441      341      46    828      --     463     463     926
Other interest-earning assets           24     (56)     (4)     (35)  145     (128)    (46)    29    (599)      5      (9)   (603)
                                    ------     ---     ---   ------   ---      ---     ---    ---  ------     ---     ---  ------
    Total                              359     403      66      828  (325)     699     (33)   341  (2,136)   (622)    497  (2,261)
                                    ------     ---     ---   ------   ---      ---     ---    ---  ------     ---     ---  ------
Interest-bearing liabilities:
  Deposit accounts                   1,401     745     275    2,421   176      546      --    722  (1,994)     --      --  (1,994)
  FHLB Advances & other borrowings     470    (516)   (125)    (171)  287      (73)     20    234     (65)     --      80      15
                                    ------     ---     ---   ------   ---      ---     ---    ---  ------     ---     ---  ------
    Total                            1,871     229     150    2,250   463      473      20    956  (2,059)     --      80  (1,979)
Net change in net interest income
 before provision for loan losses   (1,512)    174     (83)  (1,422) (788)     226     (53)  (615)    (77)   (622)    417    (282)
                                    ------     ---     ---   ------   ---      ---     ---    ---  ------     ---     ---  ------
                                    ------     ---     ---   ------   ---      ---     ---    ---  ------     ---     ---  ------


              [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK.]

IMPACT OF INCREASED INTEREST RATES ON INVESTMENT PORTFOLIO

During 1994 the Federal Reserve began raising interest rates to combat the growing threat of inflation that was becoming evident from the Leading Indicators of the U.S. economy. Starting in February, interest rates increased 250 basis points (2.50%) by the end of 1994, however during the fourth quarter of 1995 the Federal Reserve began decreasing interest rates as the economy slowed. As a result of the increased interest rates in 1994, the Bank's portfolio of investments consisting primarily of Federal Home Loan Bank Bonds ("Bonds"), was adversely affected as to their market value, but the market value has improved as a result of decreasing interest rates in 1995.At December 31, 1994, the portfolio had unrealized losses totaling $5,342,700 and at December 31, 1995, the unrealized losses had decreased to $1,181,624.

Pursuant to Financial Accounting Standards Board (FASB), Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and equity Securities", which requires that investments be classified into three categories, the Bank had classified the Bonds as Held-to-maturity securities, and, as a result, the Bonds were reported at amortized cost. However, on November 30, 1995 the bank reclassified its entire portfolio of Federal Home Loan Bank bonds from the held to maturity category to the available for sale category, in accordance with the guidance issued by the Financial Accounting Standards Board (FASB), which permitted the one-time opportunity to reassess the designations of all securities between November 15, 1995 and December 31, 1995. The transfer resulted in an increase in the unrealized loss on investment securities available for sale, net of the effect of income taxes as a component of stockholders' equity, to $1,291,699 at November 30,1995. During December 1995, the bank sold $7,250,000, par value, of the Federal Home Loan Bank bonds maturing in 2003, at a gross loss of $942,500, which decreased the unrealized loss on investment securities available for sale, net of the effect of income taxes as a separate component of stockholder's equity to $779,872 at December 31, 1995. (See "Impact of Accounting Requirements").

The Bonds are issued by, and are joint and several obligations of, the Federal Home Loan Banks, which are instrumentalities of the U.S. Government and are rated AAA by Moody's. As a result, management is of the opinion that the Bonds carry little, if any, risk of default. The market value of the Bonds has been and will continue to be affected by the overall level of interest rates until they mature. As, and when, interest rates decline the unrealized losses on the Bonds should decrease and the market value of the Bonds should be affected to a lesser extent as they near maturity. The bonds begin maturing in 1997 with maturities continuing in 1998, and the longest issue matures in 2003.

ACQUISITIONS

On April 3, 1992, the Bank acquired certain assets and liabilities of First Federal Savings and Loan Association of Seminole County, F.A. from the RTC. The Bank acquired approximately $77,988,000 of loans and assumed $120,227,000 in deposits and other liabilities. In addition, the Bank paid a net premium of approximately $2,056,269 to the RTC and First Guaranty Mortgage Corporation in connection with the acquisition. The Bank has amortized $1,563,639 of the premium as of December 31, 1995 as an adjustment to interest income. The acquisition was accounted for as a purchase.

BRANCH OFFICE AND ASSET SALE

Pursuant to an Agreement to Purchase Assets and Assume Liabilities dated as of February 26, 1993, between the Bank and SouthTrust Bank of Jacksonville, N.A. ("SouthTrust"), a national banking association having its principal office in Jacksonville, Florida, the Bank conveyed to SouthTrust $26,605,016 in assets and $19,153,517 in deposit liabilities of the Bank's branch office located at 1890 S. 14th Street, Amelia Island, Florida on July 22, 1993 for a net purchase price of $7,451,499.

The transaction included, the Bank's (i) conveyance to SouthTrust of deposit liabilities, with a book value of $19,153,517, at a premium to the Bank of $360,410, resulting in a cash payment by the Bank of $18,793,107, (ii) sale to SouthTrust of real estate, consisting of the branch office building with a book value of $1,282,908, for $1,300,000 in cash, resulting in a gain on the sale of real estate of $17,092, (iii) sale to SouthTrust of other fixed assets, consisting of furniture, fixtures, equipment and leasehold improvements to the branch office building, with an aggregate book value of $434,299, for $221,902 in cash, resulting in a loss on the sale of other fixed assets of $212,397, and (iv) sale to SouthTrust of certain loans, with a book value of $25,229,856, for $25,391,383, resulting in a gain on the sale of loans of $161,527. The resulting net gain to the Bank on the transaction was $326,632.

The sale of a portion of the loans was conditioned on the prepayment experience of such loans over the subsequent twenty-four (24) month period, and $20,333 of the resulting gain on the sale of said loans was deferred from income and held in escrow by SouthTrust. As a result of the subsequent prepayments experienced on the loans, the bank earned all of the deferred gain of $20,333 in 1995.

LIQUIDITY

As a member of the Federal Home Loan Bank system, the Bank is required to maintain a daily average balance of liquid assets equal to a specified percentage (currently 5%) of net withdrawable deposit accounts and borrowings payable in one year or less. Federal regulations also require that each member institution maintain short-term liquid assets of at least 1% of its net withdrawable deposit accounts and borrowings payable in one year or less. Generally, the Bank's management seeks to maintain its liquid assets at comfortable levels above the minimum requirements imposed by its regulators. In December 1995, the Bank's average liquidity was 8.95%.

Federal Trust expects the Bank to generate sufficient deposits to provide liquidity for expected loan growth and other investments. The
Asset/Liability Management Committee of the Bank meets regularly and, in part, reviews liquidity levels to ensure that funds are available as needed.

PROVISIONS FOR LOAN LOSSES

A provision for loan losses is generally charged to operations based upon management's evaluation of the potential losses in its loan portfolio and as a result, the Bank charged $779,415 to its provision for loan losses during 1995.

The Bank increased its net loans during 1995 as a result of loan purchases. Although management believes that its present allowance for loan losses is adequate as of December 31, 1995, the Bank's provisions are based on the current and currently anticipated future operating conditions, thereby causing these estimates to be susceptible to changes that could result in a material adjustment to results of operations in the near term. The amount needed in the allowance for loan losses is based on the particular circumstances of the individual non-performing loans, including the type, amount, and value of the collateral, if any, and the overall composition and amount of the performing loans in the portfolio at the time of evaluation, and, as a result, will vary over time. Recovery of the carrying value of such loans is dependent to a great extent on economic, operating and other conditions that may be beyond the Bank's control. Therefore, actual losses in future periods could differ materially from amounts provided in the current period and could result in a material adjustment to operations.

It is the Bank's practice to maintain the allowance for loan losses at a level considered by management to be adequate to provide for reasonably foreseeable loan losses. There is no precise method of predicting specific losses or amounts that ultimately may be charged off on particular segments of the loan portfolio. The conclusion that a loan may become uncollectible, in whole or in part, is a matter of judgement. Similarly, the adequacy of the allowance for loan losses can be determined only on a judgmental basis, after full review, including consideration of:

   The borrower's financial data, together with evaluations of industry data, competition, the borrower's management capabilities and the underlying collateral for secured loans, including, when appropriate, independent appraisals of real estate properties, and other factors;

   Consumer loan growth trends and delinquency and default rates, together with an analysis of past and present repayment performance;

   A continuing evaluation of the loan portfolio by lending officers and senior management; and

   Monthly review and evaluation of loans identified as having loss potential. If, as a result of such monthly reviews, a loan is judged to be uncollectible, the carrying value of the loan is reduced to that portion that is considered to be collectible.

The allowance for loan losses at December 31, 1995 was $2,060,568 or 61.9% of non-performing loans and 1.83% of net loans receivable compared to $1,974,950 or 31.0% of non-performing loans and 1.78% of net loans at December 31, 1994

In addition to the continuing internal assessment of the loan portfolio, the Bank's loan portfolio is also subject to examination by the OTS. The most recent OTS regular examination was as of December 31, 1994 and concluded June 8, 1995. See "Supervision".

During 1995, the Bank's total non-accrual loans decreased by approximately $2,725,000.

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

SUPERVISION

The Holding Company and the Bank are subject to extensive regulation, supervision and examination by the OTS, the primary federal regulator, by the FDIC with regard to the insurance of deposit accounts and, to a lesser extent, the Federal Reserve. Such regulation and supervision establishes a comprehensive framework of activities in which a savings and loan holding company and its financial institution subsidiaries may engage and is intended primarily for the protection of the SAIF administered by the FDIC and depositors.

The first significant supervisory concerns regarding the Bank's operation and underwriting policy were cited by the OTS in the Bank's December 1992 examination. In response to the supervisory concerns, in January 1993, the Bank hired a new Chief Executive Officer/President who was given the responsibility of evaluating existing personnel, policies and procedures, and the development of new operating strategies for the Bank.

In May 1993, the OTS and the Bank entered into a Supervisory Agreement which was mainly directed at correcting loan underwriting deficiencies; limiting certain affiliated party transactions, including taking measures to avoid the appearance of conflicts of interest in transactions with affiliated persons; amending the Bank's main office lease with an affiliate to more accurately reflect market rates; developing plans for the disposition of classified assets; and better monitoring and documenting of loans to borrowers to ensure compliance with the Bank's loan to one borrower limits. To ensure compliance with the terms of the Supervisory Agreement, the Bank hired its outside independent auditors, KPMG Peat Marwick LLP, to report to management on a quarterly basis their assessment of the Bank's performance. The independent auditors reviewed the operations of the Bank in connection with the Supervisory Agreement and certified to management that the Bank was in compliance with the Supervisory Agreement.

In the following examinations of the Holding Company and the Bank, which were completed in April, 1994, the OTS cited the Holding Company and the Bank with certain deficiencies, many of which were the subject of the individual cease and desist orders that were entered into on October 3, 1994 (collectively, the "Orders"). The Bank's Order superseded the 1993 Supervisory Agreement with the OTS. Management of the Holding Company and the Bank consented to the issuance of the respective Orders, without admitting or denying that grounds for such Orders existed.

The OTS examination directives which were not included in the Holding Company's Order, require management of the Holding Company to amend the Holding Company's office lease with an affiliated party to better reflect market terms and conditions; discount certain notes receivable to better reflect market rates; require officers to submit detailed expense reports to the Board of Directors; discontinue use of the Bank's credit cards for Holding Company expenditures; and obtain written approval from the Board of Directors for all Holding Company expenses. The Board and management of the Holding Company believe that the Holding Company has complied and is in compliance with each of these directives.

The OTS examination directives that were not included in the Bank's Order, required management of the Bank to ensure adequate documentation of accounting information, modify loan relationships to comply with loans to one borrower; obtain appraisals for certain collateral property; obtain Board of Directors approval for changes to policies and procedures of the Bank; increase the amount of the general valuation allowance to $1.85 million and effectuate changes in the management of the lending department, establishing guidelines and individual responsibility for monitoring loan maturities, collection and foreclosures. The Board and management believe the Bank has complied and is in compliance with each of these directives.

Under the Holding Company's Order, the Company: (i) cannot request dividends from the Bank without written permission from the OTS; (ii) must reimburse the Bank for the Holding Company's expenses; (iii) develop a Management Services Agreement with the Bank which provides for the reimbursement for employees who work for both the Bank and the Holding Company; (iv) must appoint a Compliance Committee to report to the Board of Directors as to the Company's compliance with the Order; and (v) the Board must report to the OTS on a quarterly basis the Company's compliance with the Order.

The Bank's Order provides for the Board of Directors to: (i) develop, adopt and adhere to policies and procedures to strengthen the Bank's underwriting, administration, collection and foreclosure efforts; (ii) review and revise underwriting policies and procedures to comply with regulatory requirements;
(iii) record minutes of the loan committee and grant loans only on procedures to comply with regulatory requirements; (iv) record minutes of the loan committee and grant loans only on terms approved by the loan committee; (v) develop and implement a written plan to collect, strengthen and reduce the risk of loss for all real estate owned and for certain loans at risk and secured by real estate; (vi) comply with policies and procedures requiring written inspection of development and construction loans; (vii) pay no more than market rate, determined by a rent study approved by the OTS for lease of the Bank's offices; (viii) make no payment of taxes owned by a person affiliated with the Bank; (ix) seek a Management Services Agreement for work performed for the Holding Company by Bank employees; (x) develop and submit for approval a three year business plan; (xi) comply with loans to one borrower policy; (xii) make no capital distribution to the Holding Company without the consent of the OTS; (xiii) appoint a compliance committee; and
(xiv) refrain from purchasing additional dual indexed bonds.

The Orders require the Holding Company and the Bank to establish separate Compliance Committees. The Compliance Committees meet monthly to review, in detail, the terms of the Orders to ensure that the respective companies are in compliance with their Orders. The Bank also contracted with a company specializing in the review of the system of internal controls and operating procedures of financial institutions, including compliance with internal policies and procedures.

In the most recent examinations of the Holding Company and the Bank, which were concluded in June, 1995, the OTS found the companies to be in compliance with their Orders. With regard to the Bank, improvement was noted in a number of areas, including underwriting procedures, documentation, disposition of problem assets, reduction in the dependency on wholesale funds and a reduction in operating expenses. In August, 1995 the OTS informed the Holding Company that it was conducting an expanded examination of the Holding Company with regard to certain transactions that were entered into by prior
Bank management in 1990 and 1991. As of the date of this filing, the examination had not been concluded. See, "Item 7. Supervision".

Since the issuance of the 1993 Supervisory Agreement, the Board of Directors of the Bank has strengthened the overall management of the Bank with the hiring of a Chief Executive Officer/President in January 1993, the addition of a new Chief Financial Officer in June 1993, the reorganization of the Loan Department and the establishment of a new credit culture, coupled with the addition of a new Chief Lending Officer/Senior Problem Asset Officer in March, 1995. The Board and management of the Holding Company and the Bank believe that the Bank's management is taking the necessary corrective measures to ensure that the Bank is being operated properly and that the level of classified assets are being carefully monitored and managed in order to provide for the steady reduction of classified assets. The respective management's are committed to taking the appropriate steps to have the Orders lifted as soon as possible.

Management expects that the interest income of the Bank will continue to be limited, so long as the Bank's Order and current growth limitations remain in place. Under the growth limitations, the Bank cannot increase its total assets during any quarter in excess of an amount equal to net interest credited on deposit liabilities during the quarter. Management of the Holding Company and the Bank, however, do not believe that the respective Orders, or the current growth limitations on the Bank, will have a material impact on the financial condition of the Holding Company or the Bank.
Changes in banking regulation by the U.S. Congress, or changes in the banking regulations by the OTS or the FDIC could, however, have a significant impact on the Holding Company and the Bank and their operations.

IMPACT OF INFLATION AND CHANGING PRICES

The financial statements and related data presented herein have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP"), which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of the assets and liabilities of Federal Trust are monetary in nature. As a result, interest rates have a more significant impact on Federal Trust's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates.

IMPACT OF ACCOUNTING REQUIREMENTS

On May 31, 1993, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan". This Statement applies to all creditors (not just financial institutions) and amends FASB Statements Nos. 5, "Accounting for Contingencies," and 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings". It prescribes the recognition criterion for loan impairment and the measurement methods for certain impaired loans and loans whose terms are modified in troubled-debt restructurings (a "restructured loan"). Statement 114 is effective for financial statements issued for fiscal years beginning after December 15, 1994; therefore, it is required to be implemented in the first quarter of 1995 for calendar year companies, and is applicable to the Company in 1995.

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

In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Statement also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of the carrying amount of fair value less costs sell, except for assets that are covered by APB Opinion No. 30 which will continue to be reported at the lower of the carrying amount or net realizable value. This Statement is effective for financial statements with fiscal years beginning after December 15, 1995. The Company has determined that FAS 121 is not applicable in 1995.

In May 1995, the Financial Accounting Standards Board issued SFAS No. 122, "Accounting for Mortgage Servicing Rights." This Statement amends FASB Statement No. 65. "Accounting for Certain Mortgage Banking Activities", to require that a mortgage banking enterprise recognize as separate assets, rights to service mortgage loans for others, however those servicing rights are acquired. This Statement requires that a mortgage banking enterprise assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. Impairment should be recognized through a valuation allowance for each impaired stratum. This Statement is applies prospectively in fiscal years beginning after December 15, 1995. The Company has determined that FAS 122 is not applicable in 1995 as the bank does not engage in this activity.

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock Based Compensation. This Statement establishes financial accounting and reporting standards for stock-based employee compensation plans. Those plans include all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. Examples are stock purchase plans, stock options, restricted stock and stock appreciation rights. This Statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.
This Statement is effective for transactions entered into in fiscal years that begin after December 15, 1995. The company has determined that FAS 123 is not applicable in 1995 as no such arrangements were consummated during 1995.


              [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK.]

RESULTS OF OPERATIONS

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1995 AND 1994 AND 1993

GENERAL. The Company had a net loss for 1995 of $2,249,701 or $1.00 per share, compared to a net loss of $179,173 or $.08 per share in 1994 and a net profit of $766,436 or $.40 per share for 1993, respectively. The decrease in net earnings for 1995 was due to a decrease in net interest income, an increased provision for loan losses, and an increase in other expenses, including a loss on the sale of investment securities.

INTEREST INCOME AND EXPENSE. Interest income was $10,609,387 in 1995 compared to $9,846,673 in 1994 and $9,505,713 in 1993. Interest income on loans increased to $9,001,646 in 1995 from $7,731,077 in 1994 compared to $8,188,669 in 1993. The increase in interest income on loans in 1995 as compared to 1994 was primarily attributable to increased interest rates on the loans. The decrease in interest income on loans between 1994 and 1993 was the result of a decrease in interest rates in 1994. Interest income on investment securities decreased to $1,289,085 in 1995 from $1,753,625 in 1994 as a result of a decrease in the interest rates earned on the securities and a decrease in the average balance of investment securities held by the Bank, which was attributable to the sale of $7,000,000, par value, of investment securities in early December, 1995. Other interest and dividends decreased $43,315 during 1995 and $29,377 during 1994 as a result of a decrease in the average balance of other interest-bearing assets. Management does not believe that interest income will increase, except for increases in interest rates, until the cease and desist order and growth restrictions are removed and the Bank is able to increase its loan and investment portfolios. Management expects the rates earned on the portfolios to fluctuate with general market conditions.

Interest expense increased during 1995 to $8,026,334 compared to $5,780,569 in 1994 and $4,824,342 in 1993 primarily due to an increase in interest rates and the average amount of deposit accounts outstanding, only partially offset by a decrease in the FHLB advances outstanding. Management believes that deposit accounts will increase in the future and FHLB advances and other borrowings will decrease, although the overall total of deposit accounts and FHLB advances will not increase until the cease and desist order and growth restrictions are removed and the Bank is able increase its asset size. Interest expense on these accounts will increase or decrease according to the general level of interest rates. Interest on FHLB advances and other borrowings decreased to $1,812,655 in 1995 from $1,978,219 in 1994 and $1,744,431 in 1993 due to a decrease in the amount of FHLB advances outstanding during the year, however this was partially offset by an increase in interest rates. Management expects to continue to use such advances when the proceeds can be invested wisely.

PROVISIONS FOR LOAN LOSSES. A provision for loan losses is generally charged to operations based upon management's evaluation of the potential losses in its loan portfolio. However, in May 1995, the OTS directed the Bank to increase its reserves for loan and REO losses by $730,000. The increase was primarily the result of the classification of the first mortgages on two loans on which the Bank has a second mortgage position. Also, additional reserves were required on two commercial loans whose classification was downgraded. The Bank's provision for loan losses for 1995 was $779,415 compared to $531,483 in 1994 and $589,861 in 1993. Net charge-offs totaled $707,222 for 1995 compared to $409,329 for 1994 and $31,361 for 1993. Total non-performing loans at December 31, 1995 were $3,326,000 compared to $6,373,000 at December 31, 1994 and $3,233,000 at December 31, 1993. The
allowance for loan losses at December 31, 1995 was $2,060,568 or 61.95% of non-performing loans and 1.83% of net loans receivable compared to $1,974,950 or 31.0% of non-performing loans and 1.78% of net loans receivable at December, 31, 1994. The amount needed in the allowance for loan losses is based on the particular circumstances of the individual non-performing loans, including the type, amount, and value of the collateral, if any, and the overall composition and amount of the performing loans in the portfolio at the time of evaluation, and, as a result, will vary over time.

TOTAL OTHER INCOME. Other income decreased from $1,299,318 in 1993 to $483,277 in 1994 and increased to $505,424 for the year ended December 31, 1995. The increase in other income during 1995 resulted from a $85,820 increase in rent income attributable to a repossessed office building, a gain on the sale of repossessed real estate of $43,056, and an increase of $12,398 in other miscellaneous income consisting mainly of increased other loan income, offset partially by a decrease in fees and service charges of $6,084, and a decrease in gains on loan sales of $113,043.

TOTAL OTHER EXPENSE. Other expense increased to $5,790,591 in 1995 compared to $4,238,071 in 1994 and $4,215,892 in 1993. The increase of $1,552,520 in
1995 was primarily the result of a loss on the sale of investment securities of $942,500, increased legal and professional expenses of $264,636, increased real estate owned expense of $260,892, increased occupancy and equipment expense of $127,999, a $99,548 increase in deposit insurance premiums, an increase of $75,935 in losses on the sale of real estate owned, and an increase of $34,610 in other expense. The company incurred a loss of $942,500 on the sale of $7,250,000 in FHLB bonds in December, 1995. The increases in legal and professional expenses, were the result of the legal costs incurred on non-performing loans and foreclosures on loans secured by real estate. The increases in real estate owned expense and losses on the sale of real estate owned, were the result of the increased levels of repossessed properties at the bank during 1995 and the expenses incurred in owning the properties and the losses taken on sales of some of the properties. Management expects legal and other costs associated with non-performing loans and real estate owned to decrease as the loans are resolved and the repossessed assets are disposed of. Occupancy and equipment increased primarily due to the additional space rented by the Company during 1995 as compared to 1994. Deposit insurance premiums increased as a result of the increase in the amount of deposits in the Bank during 1995 and the increased assessment rate on the deposits. Salaries and employee benefits increased $1,246 in 1995, as the company reduced staff during the second half of the year, and general insurance increased $1,793 compared to 1994. Other expense increased primarily as a result of the write-down of an asset and miscellaneous expenses incurred in the operation of rental properties.

Data processing expense decreased by $9,730 in 1995 as a result of the renegotiation of the contract with the service bureau in 1994, and the closure of the bank's drive-in branch on June 1, 1995, which was one block from the main office of the bank. General and administrative expenses decreased by $56,804, stationary, printing and supplies expense decreased by $12,757, and telephone expense decreased by $4,390, postage expense decreased by $1,234, compared to 1994. These expenses decreased as a result of the closure of the drive-in branch and efforts by the company to reduce expenses.
 Advertising expense increased by $15,304 in 1995, as the bank expanded its marketing efforts in order to increase the amount of deposits from its local market.

LIQUIDITY AND CAPITAL RESOURCES AT DECEMBER 31, 1995

GENERAL. Like other financial institutions, the Bank must ensure that sufficient funds are available to meet deposit withdrawals, loan commitments, investment needs and expenses. Control of the Bank's cash flow requires the anticipation of deposit flows and loan payments. The Bank's primary sources of funds are deposit accounts, FHLB advances and principal and interest payments on loans.

The Bank requires funds in the short term to finance ongoing operating expenses, pay liquidating deposits, purchase temporary investments in securities and invest in loans. The Bank funds short-term requirements through advances from the FHLB, the sale of temporary investments, deposit growth and loan principal payments. In addition, management has no plans to significantly change long-term funding requirements. The Bank requires funds in the long-term to invest in loans for its portfolio, purchase fixed assets and provide for the liquidation of deposits maturing in the future. The Bank funds its long-term requirements with proceeds from maturing loans, the sale of loans, the sale of investments in securities and deposits and the sale of real estate.

During the year ended December 31, 1995, the Company used funds primarily from sales of investment securities of $6,307,501, net increases in deposits of $7,673,874, proceeds from loan sales of $5,308,828, and sales of real estate owned of $3,139,470 to fund $9,330,970 in net purchases and originations of loans, $18,500,000 in net decreases in FHLB advances and a $5,934,628 decrease in cash and cash equivalents. Management believes that in the future, funds will be obtained from the above sources as well as FHLB advances. The weighted average cost of interest-bearing liabilities for the month ending December 31, 1995 was 5.94% compared to 5.17% at December 31, 1994.

At December 31, 1995, loans-in-process, or closed loans scheduled to be funded over a future period of time, totaled $1,189,952. Loans committed, but not closed, totaled $2,162,583, available lines of credit totaled $9,500, and standby letters of credit totaled $500,000. Funding for these amounts is expected to be provided by the sources described above. As of December 31, 1995, the Bank had outstanding FHLB advances of $21,000,000 compared to $39,500,000 in 1994.

During 1993 and 1994, the Company sold common stock through a private placement memorandum. The offering provided for the sale of a maximum of 500,000 shares (minimum of 125,000 shares). The offering terminated on March 31, 1994. The number of shares sold during 1993 and 1994 were 177,704 and 157,935, respectively and generated $1,281,6111 and $833,410, respectively, for the Company after payment of offering expenses. No securities were sold during 1995.

As a member of the Federal Home Loan Bank system, the Bank is required to maintain a daily average balance of liquid assets equal to a specified percentage (currently 5%) of net withdrawable deposit accounts and borrowings payable in one year or less. Federal regulations also require that each member institution maintain short-term liquid assets of at least 1% of its net withdrawable deposit accounts and borrowings payable in one year or less. Generally, the Bank's management seeks to maintain its liquid assets at comfortable levels above the minimum requirements imposed by its regulators. For the month ending December 31, 1995, liquidity averaged 8.95%.

The Company expects the Bank's central Florida office to generate sufficient deposits to provide liquidity for expected loan originations and other investments. The Asset/Liability Management Committee of the Bank meets regularly and, in part, reviews liquidity levels to ensure that funds are available as needed.

The Company last declared a dividend to its stockholders on September 30, 1994, which was paid on November 14, 1994. As a result of the net losses that have been incurred by the Company since the fourth quarter of 1994, no additional dividends have been declared and the Board of Directors decided to suspend the payment of dividends for calendar year 1995, and does not anticipate the payment of dividends in 1996. In addition, although the Company does not require OTS approval for the granting of dividends, the Bank is prohibited from granting dividends without OTS approval and Bank does not anticipate the payment of dividends to the Company for calendar year 1996. The payment of dividends in subsequent years will depend on general economic conditions, the overall performance of the Company, and the capital needs of the Company

CREDIT RISK. The Bank's primary business is the origination or acquisition of loans to families and businesses. That activity entails potential credit losses, the magnitude of which depends on a variety of economic factors affecting borrowers which are beyond the control of the Bank. While the Bank has instituted guidelines and credit review procedures to protect it from avoidable credit losses, some losses may occur.

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

The following table is a reconciliation of the Bank's stockholder's equity calculated in accordance with generally accepted accounting principles to regulatory capital:

                                                           AT DECEMBER 31, 1995
                                                       ----------------------------
                                                       TANGIBLE   CORE   RISK-BASED
                                                       --------   ----   ----------
                                                         (In Thousands of Dollars)
Stockholders' equity as shown in the accompanying
  financial statements                                   6,674    6,674     6,674
Other:
  Unrealized loss on investments                           780      780       780
  General valuation allowances                                              1,811
  Less: Portion in excess of maximum allowable                               (821)
  Intangibles and equity risk investments                                    (170)
                                                         -----    -----     -----
Regulatory capital                                       7,454    7,454     8,274
                                                         -----    -----     -----
                                                         -----    -----     -----

               ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                            CONSOLIDATED FINANCIAL STATEMENTS

                             DECEMBER 31, 1995, 1994 AND 1993


                         (WITH INDEPENDENT AUDITORS' REPORT THEREON)

                              INDEPENDENT AUDITORS' REPORT
                              ----------------------------

KPMG PEAT MARWICK LLP
111 NORTH ORANGE AVENUE, SUITE 1600
P.O. BOX 3031
ORLANDO, FL 32802

Board of Directors
Federal Trust Corporation and Subsidiaries:

We have audited the consolidated balance sheets of Federal Trust Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Federal Trust Corporation and subsidiaries as of December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in note 19 to the consolidated financial statements, on October 3, 1994, the Company was ordered by the Office of Thrift Supervision to cease and desist from certain activities. Failure to meet the cease and desist order requirements exposes the Company to regulatory sanctions, including regulatory take-over. At this time, the financial impact, if any, of regulatory sanctions that may result from the failure of the Company to meet the cease and desist requirements is not known. The accompanying consolidated financial statements do not include any adjustments relating to the recovery of reported asset amounts that could be necessary because of sanctions that would be implemented by the Office of Thrift Supervision or other regulators.

As discussed in note 1 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standard No. 115, "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES", as of January 1, 1994.


/s/ KPMG PEAT MARWICK LLP
- -----------------------------------
KPMG PEAT MARWICK LLP

March 12, 1996

                       FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEETS

                               December 31, 1995 and 1994

                ASSETS                                  1995              1994
                ------                                  ----              ----
Cash                                            $  1,618,607           743,785
Interest-bearing deposits                             51,154         6,860,604
Investments securities available for
  sale                                            15,918,376                 -
Investment securities held to
  maturity                                            19,093        24,300,989
Loans, less allowance for loan losses
  of $20,060,568 and $1,974,950 in 1995 and
   1994, respectively)                           112,905,740       111,182,894
Accrued interest receivable on loans                 824,330           664,784
Accrued interest receivable on
  investment securities                              179,874           563,254
Accounts receivable                                        -            19,787
Loan sale proceeds receivable                         37,765         2,491,359
Office facilities and equipment, net               1,291,974         1,461,777
Other real estate owned                            3,293,108         2,891,479
Federal Home Loan Bank stock, at cost              1,853,200         1,975,000
Prepaid expenses and other assets                    358,465           277,588
Deferred income taxes                                847,752           426,768
Income tax refund receivable                       1,190,000            96,695
                                                ------------       -----------
  Total Assets                                  $140,389,438       153,956,763
                                                ------------       -----------
                                                ------------       -----------


See accompanying notes to consolidated financial statements


          LIABILITIES AND STOCKHOLDERS' EQUITY                             1995                1994
          ------------------------------------                             ----                ----
Liabilities:
  Deposits                                                         $109,203,123         101,528,318
  Official checks                                                       695,332             473,944
  Federal Home Loan Bank advances (note 8)                           21,000,000          39,500,000
  Debentures                                                            420,000             420,000
  Advance payments by borrowers for taxes and insurance                 330,504             436,809
  Accrued expenses and other liabilities                                680,353             579,872
                                                                   ------------         -----------
      Total liabilities                                             132,329,312         142,938,943
                                                                   ------------         -----------
                                                                   ------------         -----------
Stockholders' equity:
  Common stock, $.01 par value, 5,000,000 shares authorized;
    2,256,505 shares issued and outstanding at December 31,
    1995 and 1994                                                        22,565              22,565
  Additional paid-in capital                                         11,143,659          11,143,659
  Retained earnings (accumulated deficit)                            (2,249,701)                  -
  Treasury stock (16,577 shares of common stock, at cost, at
    December 31, 1995 and 1994                                         (76,525)            (76,525)
  Unrealized loss on investment securities available for sale,
    net                                                                 (779,87)            (71,879)
                                                                   ------------         -----------
      Total stockholders' equity                                      8,060,126          11,017,820

Commitments and contingencies
                                                                   ------------         -----------
      Total liabilities and shareholders; equity                   $140,389,438         153,956,763
                                                                   ------------         -----------
                                                                   ------------         -----------

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

     For each of the years in the three year period ended December 31, 1995


                                                   1995              1994              1993
                                                   ----              ----              ----
Interest income:
  Loans                                     $ 9,001,646         7,731,077         8,188,669
  Investment securities                       1,289,085         1,753,625           925,696
  Interest-bearing deposits and  other          318,656           361,971           391,348
                                            -----------         ---------         ---------
      Total interest income                  10,609,387         9,846,673         9,505,713
                                            -----------         ---------         ---------
Interest expense:
  Deposit accounts                            6,213,679         3,802,350         3,079,911
    FHLB advances, notes payable and other
      borrowings                              1,812,655         1,978,219         1,744,431
                                            -----------         ---------         ---------
      Total interest expense                  8,026,334         5,780,569         4,824,342
                                            -----------         ---------         ---------
      Net interest income                     2,583,053         4,066,104         4,681,371

Provision for loan losses                       779,415           531,483           589,861
                                            -----------         ---------         ---------
      Net interest income after provisions
         for loan losses                      1,803,638          3,534,621        4,091,510
                                            -----------         ---------         ---------
Other income:
  Loan brokerage fees                                 -                  -           99,478
  Fees and service charges                      187,782            193,866          279,601
  Rent income                                    88,171              2,351           48,027
  Licensing fees                                      -                  -           90,000
  Net gain on sale of property and equipment          -                  -           20,277
  Gain of sale of loans                         150,664            263,707          338,464
  Gain on sale of deposits                            -                  -          360,410
  Gain on sale of other real estate              43,056                  -           22,066
  Other                                          35,751             23,353           40,995
                                            -----------         ---------         ---------
      Total other income                        505,424            483,277        1,299,318
                                            -----------         ---------         ---------

                                                                    (continued)

                  FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                                                   1995              1994              1993
                                                   ----              ----              ----
Other expense:
  Salary and employee benefits             $ 1,437,633          1,436,387         1,624,363
   Loss on sale of investment securities
     available for sale                        942,500              9,927            (2,985)
  Legal and professional                       883,331            618,695           491,620
  Occupancy and equipment                      713,086            585,087           686,160
  Real estate owned expenses                   653,776            392,884            33,663
  Deposit insurance premiums                   307,487            207,939           219,844
  General and administrative expenses          296,872            353,676           609,514
  Loss on sale of real estate                  122,222             46,287                 -
  General insurance                            100,627             98,834           105,839
  Data processing                               77,397             87,127           235,359
  Stationery, printing and supplies             49,433             62,190            76,080
  Telephone                                     45,163             49,553            59,436
  Other                                         95,635             51,098            30,127
  Advertising                                   42,029             26,725            15,713
  Postage                                       23,400             24,634            31,159
  Loss on foreclosure of notes receivable            -            187,028                 -
                                           -----------          ---------         ---------
     Total other expense                     5,709,591          4,238,071         4,215,892
                                           -----------          ---------         ---------
     Net (loss) income before income taxes  (3,481,529)          (220,173)        1,174,936

Income tax (benefit) expense                (1,231,828)           (41,000)          408,500
                                           -----------          ---------         ---------
     Net (loss) income                     $(2,249,701)          (179,173)          766,436
                                           -----------          ---------         ---------
                                           -----------          ---------         ---------
(Loss) earnings per share                  $     (1.00)              (.08)              .40
                                           -----------          ---------         ---------
                                           -----------          ---------         ---------
Weighted average number of shares
  outstanding                                2,256,505          2,210,957         1,902,042
                                           -----------          ---------         ---------
                                           -----------          ---------         ---------


See accompanying notes to consolidated financial statements

                     FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

      For each of the years in the three year period ended December 31, 1995


                                                                                          Unrealized
                                                                                           loss on
                                                                         Retained        investment
                                                         Additional      earnings        securities       Treasury       Total
                                                           paid-in     (Accumulated     available for      stock,     stockholders'
                                         Common stock      capital        Deficit)        sale, net       at cost        equity
                                         ------------    ----------    ------------     -------------     --------    -------------
Balances at December 31, 1992               $19,209       9,141,261        (309,801)                -     (54,950)       8,795,719

Net income (loss)                                 -               -         766,436                 -           -          766,436
Dividends paid                                    -               -        (179,033)                -           -         (179,033)
Purchase of treasury stock                        -               -               -                 -     (62,247)         (62,247)
Sales of treasury stock                           -          39,295               -                 -      40,672           79,967
Proceeds from sale of 177,704 shares
  of common stock                             1,777       1,123,033               -                 -           -        1,124,810
                                            -------      ----------      ----------         ---------     -------       ----------
Balances at December 31, 1993                20,986      10,303,589         277,602                 -     (76,525)      10,525,652

Net income (loss)                                 -               -        (179,173)                -           -         (179,173)
Dividends paid                                    -        (171,883)        (98,429)                -           -         (270,312)
Unrealized loss on investment
securities available for sale, net                -               -               -           (71,879)          -          (71,879)
Proceeds from sale of 157,935 shares
  of common stock                             1,579       1,011,953               -                 -           -        1,013,532
                                            -------      ----------      ----------         ---------     -------       ----------
Balances at December 31, 1994                22,565      11,143,659               -           (71,879)    (76,525)      11,017,820

Net income (loss)                                 -               -      (2,249,701)                -           -       (2,249,701)
Amortization of unrealized loss
  associated with investment
  securities held to maturity                     -               -               -            15,305           -           15,305
Unrealized loss on investment
  securities available for sale, net              -               -               -          (723,298)          -         (723,298)
                                            -------      ----------      ----------         ---------     -------       ----------
Balances at December 31, 1995               $22,565      11,143,659      (2,249,701)         (779,872)    (76,525)       8,060,126
                                            -------      ----------      ----------         ---------     -------       ----------
                                            -------      ----------      ----------         ---------     -------       ----------


See accompanying notes to consolidated financial statements

                  FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

   For each of the years in the three year period ended December 31, 1995


                                                                       1995              1994              1993
                                                                       ----              ----              ----
Cash flows provided by (used in) operating activities:
  Net (loss) income                                             $(2,249,701)         (179,173)          766,436
  Adjustments to reconcile net (loss) income to net
   cash flows from operations:
     Net loss (gain) on sale of investment securities               942,500             9,927            (2,985)
     Provision for loan losses                                      779,415           531,483           589,861
     Amortization of premium on purchased loans                     428,853           427,201           510,902
     Provision for loan loss on real estate owned                   318,704           306,784                 -
     Deferred income taxes                                          (55,000)         (371,000)         (255,000)
     Depreciation of office facilities and equipment                179,416           210,872           242,704
     Gain on sale of loans                                         (150,664)         (263,707)         (338,464)
     Net amortization of fees and discounts on loans                (84,930)            7,137           (24,462)
     Net loss (gain) on the sale of real estate owned                75,374            37,507           (20,277)
     Amortization of goodwill                                             -                 -           163,257
     Net amortization of premiums and accretion of
       discounts on investment securities                            14,574                 -            10,424
     Net loss (gain) on sale of office facilities and
       equipment                                                        371                 -           (22,066)
     Gain on sale of deposits                                             -                 -          (360,410)
     Loss on foreclosure of notes receivable                              -           187,028                 -
     Amortization of organizational costs and other
       assets                                                             -                 -            10,284
     Cash provided by (used in) changes in:
       Loan sale proceeds receivable                               2,453,594       (2,491,359)        1,228,240
       Income tax refund receivable                               (1,093,305)               -            61,000
       Accrued interest receivable on investment
         securities                                                  383,380           13,263          (576,517)
       Official checks                                               221,388         (125,436)         (502,658)
       Prepaid expenses and other assets                             (80,877)         179,753             4,293
       Accrued interest receivable on loans                         (159,546)         (45,625)          313,029
       Accrued expenses and other liabilities                        100,481         (203,293)         (144,906)
       Accounts receivable                                            19,787           48,312           (29,210)
       Accrued interest on deposit accounts                              931           (2,283)              226
       Notes receivable                                                    -                -        (1,122,025)
       Income tax payable                                                  -         (221,049)          124,354
       Technical service fee receivable                                    -                -            56,079
                                                                 -----------       ----------        ----------
     Net cash provided by (used in) operating activities           2,044,745       (1,943,658)          682,109
                                                                 -----------       ----------        ----------

                                                                   (Continued)

                          FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                                                                       1995               1994              1993
                                                                       ----               ----              ----
Cash flows provided by (used in) investing activities:
  Long-term loans originated or purchased, net of
    principal repayments                                         $ (9,330,970)     (23,430,621)        (3,549,739)
  Proceeds from sale of investment securities, available
    for sale                                                        6,307,501       12,117,605         11,678,561
  Proceeds for the sale of real estate owned                        3,139,470          461,554            647,121
  Proceeds from loans sold                                          2,855,234        4,620,485         30,421,759
  Capitalization costs on other real estate owned                    (154,961)               -                  -
  Proceeds from the sale of Federal Home Loan Bank
    stock                                                             121,800          840,300                  -
  Purchases of investment securities                                        -                -        (48,222,168)
  Purchase of premises and equipment                                  (36,951)        (314,621)          (122,925)
  Proceeds from sale of property and equipment                         26,967                -          2,641,255
  Maturities of investment securities held to maturity                 24,968                -                  -
  Purchase of Federal Home Loan Bank stock                                  -                -           (937,700)
                                                                 ------------      -----------        -----------
      Net cash provided by (used in) investing activities           2,953,058       (5,705,298)        (7,443,836)
                                                                 ------------      -----------        -----------
Cash flows provided by (used in) financing activities:
  Deposit accounts:
    Increase (decrease) in certificate accounts, net               12,625,716       19,936,747         (4,482,632)
    Net (decrease) increase in money market deposit
      accounts, commercial checking, NOW accounts
      and statement savings                                        (4,951,858)       2,852,143        (33,363,648)
    Net repayment of FHLB advances                                (18,500,000)     (15,800,000)                 -
    Net (decrease) increase in advance payments by
       borrowers for taxes and insurance                             (106,305)        210,203             (78,248)
    Net proceeds from FHLB advances                                         -               -          27,300,000
    Proceeds from sale of deposits                                          -               -          19,513,927
    Repayment of other borrowings                                           -               -          (1,750,000)
    Issuance of capital stock, net of stock issuance costs                  -       1,013,532           1,124,810
    Dividends paid on common stock                                          -        (270,312)           (179,033)
    Sale of treasury stock                                                  -               -              79,967
    Purchase of treasury stock                                              -               -             (62,247)
                                                                 ------------       -----------        -----------
      Net cash (used in) provided by financing
        activities                                                (10,932,431)       7,942,313          8,102,896
                                                                 ------------       -----------        -----------
      Net (decrease) increase in cash and cash
        equivalents                                                (5,934,628)         293,357          1,341,169

Cash and cash equivalents at beginning of period                    7,604,389        7,311,032          5,969,863
                                                                 ------------      -----------        -----------
Cash and cash equivalents at end of period                       $  1,669,761        7,604,389          7,311,032
                                                                 ------------      -----------        -----------
                                                                 ------------      -----------        -----------

                                                                    (Continued)

                        FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                                                                       1995             1994              1993
                                                                       ----             ----              ----
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                    $ 8,291,649        5,881,345         4,705,102
                                                                -----------        ---------         ---------
                                                                -----------        ---------         ---------
    Income taxes                                                $        -           685,417           490,262
                                                                -----------        ---------         ---------
                                                                -----------        ---------         ---------
Supplemental disclosures of non-cash transactions:
  Real estate acquired in settlement of loans                   $ 3,780,216        2,629,056           562,432
                                                                -----------        ---------         ---------
                                                                -----------        ---------         ---------
  Market value adjustment - investment securities
    available for sale
      Market value adjustment - investments                     (1,181,624)         (107,647)                -
      Deferred income tax asset                                   (401,752)          (35,768)                -
                                                                -----------        ---------         ---------
         Unrealized loss on investment securities
           available for sale, net                              $ (779,872)          (71,879)                -
                                                                -----------        ---------         ---------
                                                                -----------        ---------         ---------

See accompanying notes to consolidated financial statements.

                  FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         December 31, 1995 and 1994

(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A)  ORGANIZATION

          Federal Trust Corporation (the "Holding Company"), is the sole shareholder of Federal Trust Bank (the "Bank"). The Holding Company operates as a unitary savings and loan holding company. The Holding Company's business activities primarily include the operation of the Bank. Three other subsidiaries, First Coast Financial Corporation ("FCFC"), a mortgage broker, FC Construction Services Corp.
          ("FCCSC"), a commercial construction company and FedTrust Building Corporation ("FTBC"), which operated office buildings in Amelia Island, Florida were disposed of during fiscal year 1993. The assets of FCCSC and FTBC were sold on July 31, 1993 and the companies were dissolved. The stock of FCFC was sold on June 30, 1993. Operations of these subsidiaries were not significant to the consolidated entity.

          The Holding Company presently operates two non-bank subsidiaries, Federal Trust Properties Corp. ("FTPC"), a real estate holding and development company organized on December 12, 1994 and 1270 Leasing Company ("1270 LC"), a real estate leasing entity organized May 27, 1994, for the purposes of leasing the Holding Company's office located in Winter Park, Florida.

          During 1995, FTPC began developing a HUD-qualified, multi-unit apartment complex located in east Orlando. As of December 31, 1995, FTPC's investment in this multi-unit apartment complex totaled $112,031.

          The Bank was chartered as a federal stock savings bank. The Bank provides a full range of banking services to individual and corporate customers.

     (B)  BASIS OF FINANCIAL STATEMENT PRESENTATION

          The consolidated financial statements include the accounts of the Holding Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

          The accounting and reporting policies of Federal Trust Corporation and subsidiaries (collectively called the "Company") conform to generally accepted accounting principles and to general practices within the thrift industry. The following summarizes the more significant of these policies and practices.

                  FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1), CONTINUED

     (C)  EARNINGS PER SHARE

          Earnings per share is computed using the weighted average number of common shares outstanding during the period. Stock warrants issued are not included in the calculation of earnings per share as their effect is not dilative.

     (D)  CASH AND CASH EQUIVALENTS

          For the purposes of reporting cash flows, cash and cash equivalents includes cash and interest-bearing deposits with maturities of three months or less.

     (E)  FEDERAL HOME LOAN BANK ("FHLB") STOCK

          This asset is owned due to regulatory requirements and is carried at cost. This stock is pledged as collateral to secure FHLB advances.

     (F) INVESTMENT SECURITIES HELD TO MATURITY AND INVESTMENT SECURITIES AVAILABLE FOR SALE

          At January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("FAS") No. 115, "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES." FAS 115 requires the reporting of certain securities at fair value except for those securities which the Company has the positive intent and ability to hold to maturity. Investments to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and are carried at fair value. Unrealized holding gains and losses are included in stockholders' equity net of the effect of income taxes.

          Securities that management has the intent and the Company has the ability at the time of purchase or origination to hold until maturity are classified as investment securities held to maturity. Securities in this category are carried at amortized cost adjusted for accretion of discounts and amortization of premiums using the level yield method over the estimated life of the securities. If a security has a decline in fair value below its amortized cost that is other than temporary, then the security will be written down to its new cost basis by recording a loss in the consolidated statements of operations. Realized gains and losses on investment securities are computed using the specific identification method.

     (G)  LOANS

          Loans receivable that the Bank has the intent and ability to hold until maturity or payoff are reported at their outstanding unpaid principal balance reduced by any charge-offs or specific valuation accounts, net of any deferred fees on originated loans.


                                      58                            (Continued)

                  FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1), CONTINUED

     (G)  CONTINUED

          Loan origination fees and certain direct loan origination costs are capitalized and recognized in income over the contractual life of the loans, adjusted for estimated prepayments based on the Bank's
          historical prepayment experience.   If the loan is prepaid, the
          remaining unamortized fees and costs are charged to operations. Amortization is ceased on nonaccrual loans.

          Commitment fees and costs relating to the commitments are recognized over the commitment period on a straight-line basis. If the commitment is exercised during the commitment period, the remaining unamortized commitment fee at the time of exercise is recognized over the life of the loan as an adjustment of yield.

          Loans are placed on nonaccrual status when the loan becomes 90 days past due as to interest or principal, unless the loan is both well secured and in the process of collection, or when the full timely collection of interest or principal becomes uncertain. When a loan is placed on nonaccrual status, the accrued and unpaid interest receivable is written off and the loan is accounted for on the cash or cost recovery method thereafter until qualifying for return to accrual status.

          The Bank adopted the provisions of Statement of Financial Accounting Standards No. 114, "ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN", as amended by SFAS No. 118, "ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN-INCOME RECOGNITION AND DISCLOSURE", on January 1, 1995. The Bank, considering current information and events regarding the borrower's ability to repay their obligations, considers a loan to be impaired when it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, the secondary market value of the loan, or the fair value of the collateral for collateral dependent loans. Impaired loans are written down to the extent that principal is judged to be uncollectible and, in the case of impaired collateral dependent loans where repayment is expected to be provided solely by the underlying collateral and there is no other available and reliable sources of repayment, are written
          down to the lower of cost or collateral value.   Impairment losses are
          included in the allowance for loan losses through a charge to the provisions for loan losses. Cash receipts on impaired loans are applied to reduce the principal amount of such loans until the principal has been recovered and are recognized as interest income thereafter. Prior periods have not been restated.


                                      59                            (Continued)

                  FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  CONTINUED

     (H)  ALLOWANCE FOR LOAN LOSSES

          The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the allowance when management believes that the collectibility of the principal is unlikely. The allowance is an estimated amount that management believes will be adequate to absorb losses inherent in the loan portfolio and commitments to extend credit, based on evaluations of its collectibility. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, specific problem loans and commitments, and current and anticipated economic conditions that may affect the borrower's ability pay. While management uses the best information available to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions.

          In accordance with SFAS No. 114, as amended by SFAS No. 118, the
          Bank records impairment in the value of its loan as an addition to the allowance for loan losses. Any changes in the value of impaired loans due to the passage of time or revisions in estimates are reported as adjustments to provision expense in the same manner in which impairment initially was recognized. Adoption of SFAS No. 114, as amended by SFAS No. 118, had no impact on the level of the overall allowance for loan losses or on operating results, and does not affect the Bank's policies regarding write-offs, recoveries or income recognition.

          Regulatory examiners may require the Bank to recognize additions to the allowance based upon their judgment about the information available to them at the time of their examination.

     (I)  OTHER REAL ESTATE OWNED

          Real estate acquired in the settlement of loans is initially recorded at the lower of cost (principal balance of the former loan plus costs of obtaining title and possession) or estimated fair value at the date of acquisition. Subsequently, such real estate acquired is carried at the lower of cost or fair market value less estimated costs to sell. Costs relating to development and improvement of the property are capitalized, whereas those relating to holding the property are charged to operations.

     (J)  OFFICE FACILITIES AND EQUIPMENT

          Office facilities and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are stated at cost less accumulated amortization. Amortization of leasehold improvements is computed using the straight-line method over the lesser of the estimated useful life or the respective lease terms.


                                      60                            (Continued)

                  FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1), CONTINUED

     (K)  INCOME TAXES

          The Holding Company and its subsidiaries file a consolidated income tax return. Income taxes are allocated proportionately to the Holding Company and its subsidiaries as though separate income tax returns were filed.

          The Holding Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.

     (L)  USE OF ESTIMATES

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     (M)  RECLASSIFICATIONS

          Certain amounts previously reported have been reclassified to conform to the current presentation.

(2)  BRANCH SALE

     In July 1993, the Company signed an agreement to sell certain assets and be relieved of deposit liabilities associated with the Bank's Amelia Island branch office. The transaction included the sale of the branch premises, furniture, fixtures and equipment. The net assets sold for proceeds of $7,451,499 and consisted principally of loans of $25,229,856, branch premises, furniture, fixtures and equipment of $1,717,207 and deposits assumed of $19,153,517.


                                      61                            (Continued)

                  FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) INVESTMENT SECURITIES HELD TO MATURITY AND INVESTMENT SECURITIES AVAILABLE FOR SALE

    The amortized cost and estimated market values of investment securities held to maturity and available for sale at December 31, 1995 and 1994 are as follows:

INVESTMENT SECURITIES HELD TO MATURITY:

                                              GROSS       GROSS
                                 AMORTIZED  UNREALIZED  UNREALIZED   ESTIMATED
                                    COST      GAINS       LOSSES    MARKET VALUE
                                    ----      -----       ------    ------------
     1995:
        Other                  $    19,093       --          --           19,093
                               -----------   ---------  ----------    ----------
     1994:
        Obligations of U.S.
         government agencies    24,256,928       --     (5,342,700)   18,914,228
        Other                       44,061       --                       44,061
                               -----------   ---------  ----------    ----------
                               $24,300,989       --     (5,342,700)   18,958,289
                               -----------   ---------  ----------    ----------
                               -----------   ---------  ----------    ----------

     INVESTMENT SECURITIES AVAILABLE FOR SALE:

                                              GROSS       GROSS
                                 AMORTIZED  UNREALIZED  UNREALIZED   ESTIMATED
                                    COST      GAINS       LOSSES    MARKET VALUE
                                    ----      -----       ------    ------------
     1995:
        Obligations of U.S.
         government agencies   $17,100,000       --     (1,181,624)   15,918,376
                               -----------   ---------  ----------    ----------
                               -----------   ---------  ----------    ----------


     Market values for all securities were calculated using published prices or the equivalent at December 31, 1995.

     The Bank's investment in obligations of U.S. government agencies consist of dual indexed bonds issued by the Federal Home Loan Bank. The bonds have a par value of $17,100,000 and pay interest based on the difference between two indices. The majority of the bonds, approximately $16,100,000 at December 31, 1995, pay interest at the 10 year constant maturity treasury rate less the 3 month or 6 month LIBOR rate plus a contractual amount ranging from 2.3% to 4.0%. The Bank purchased the bonds to partially offset its risk related to its portfolio of adjustable rate mortgages and as such subjects the Bank to a certain degree of market risk as the indices change with prevailing market interest rates.


                                      62                            (Continued)

                  FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3), CONTINUED

     The amortized cost and estimated market value of investment securities held to maturity and investment securities available for sale at December 31, 1995, by contractual maturity, are below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                          ESTIMATED
                                                         AMORTIZED COST  MARKET VALUE
                                                         --------------  ------------
         INVESTMENT SECURITIES HELD TO MATURITY:
               Due in one year or less                   $    19,093          19,093
                                                         -----------      ----------
                                                         -----------      ----------
         INVESTMENT SECURITIES AVAILABLE FOR SALE:
               Due after one year through five years      10,100,000       9,570,251
               Due after five years through ten years      7,000,000       6,348,125
                                                         -----------      ----------
                                                         $17,100,000      15,918,376
                                                         -----------      ----------
                                                         -----------      ----------

     Proceeds from sales of investment securities available for sale were $6,307,501 and $12,117,605 in 1995 and 1994, respectively. Gross realized losses on sales of investment securities available for sale during 1995 were $942,500.

     In March 1994, the Bank transferred securities in the amount of $24,350,000 from the available for sale category to the held to maturity category resulting in an unrealized loss of $112,500 which remained in equity and was being amortized as an adjustment to yield over the remaining term of the investments. In November 1995, the Bank transferred investment securities classified as held to maturity to investment securities available for sale in accordance with guidelines issued by the Financial Accounting Standards Board which permitted such a one-time election. The amortized cost of the investment securities transferred was $24,350,000 and the estimated market value was $22,283,281 and the unrealized loss was $2,066,719.


                                      63                            (Continued)

                  FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)  LOANS

     A summary of loans at December 31, 1995 and 1994 follows:


                                                                                   1995          1994
                                                                               -----------   -----------
     Real estate loans:
       Permanent conventional:
         Commercial                                                            $ 13,112,448   14,674,730
         Residential                                                             97,612,560   92,576,368
       Residential construction conventional                                      1,666,960    1,342,000
                                                                               ------------  -----------
           Total real estate loans                                              112,391,968  108,593,098
     Commercial loans                                                             1,442,811      891,356
     Consumer loans                                                                 180,194      502,582
     Lines of credit                                                              1,258,501    2,384,887
                                                                               ------------  -----------
           Total loans receivable                                               115,273,474  112,371,923
     Net premium on real estate loans purchased                                     986,918    1,460,167
     Less:
       Unearned loan origination fees, net of direct loan
         origination costs                                                          104,132      148,973
       Undisbursed portion of loans in process                                    1,189,952      525,273
       Allowance for loan losses                                                  2,060,568    1,974,950
                                                                               ------------  -----------
           Loans receivable, net                                               $112,905,740  111,182,894
                                                                               ------------  -----------
                                                                               ------------  -----------


     At December 31, 1995 and 1994, nonaccrual loans were approximately $3,326,000 and $6,373,000, respectively. Nonaccrual loans consist primarily of residential and nonresidential mortgage loans. If interest due on all nonaccrual loans had been accrued at the original contract rates, estimated interest income would have been increased by approximately $381,000, $616,000 and $483,000 in 1995, 1994 and 1993,
     respectively.

     The recorded investment in loans for which an impairment has been recognized and the related allowance for loan losses at December 31, 1995 were $6,122,356 and $1,319,343, respectively. All loans identified for impairment had an associated allowance for credit losses determined in accordance with SFAS No. 114. The average recorded investment in impaired loans during 1995 was $6,032,515. Interest income recognized on impaired loans during 1995 was $338,997.


                                      64                            (Continued)

                  FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4), CONTINUED

     The activity in the allowance for loan losses for the years ended December 31, 1995, 1994 and 1993 is as follows:

                                            1995       1994       1993
                                         ----------  ---------  ---------
     Balance at beginning of period      $1,974,950  1,850,000  1,291,500

     Charge-offs                           (707,222)  (409,329)   (31,361)
     Provision for loan losses              779,415    531,483    589,861
     Recoveries                              13,425      2,796        --
                                         ----------  ---------  ---------
     Balance at end of period            $2,060,568  1,974,950  1,850,000
                                         ----------  ---------  ---------
                                         ----------  ---------  ---------

     Loan customers of the Bank include certain executive officers and directors and their related interests and associates. All loans to this group were made in the ordinary course of business at prevailing terms and conditions.

     Loan transactions for the year ended December 31, 1994 with executive officers, directors and affiliates are as follows:

          Loans outstanding, beginning of period    $ 1,237,339
          Loan repayments                            (1,237,339)
                                                    -----------

          Loans outstanding, end of period          $       --
                                                    -----------
                                                    -----------

     There were no outstanding loans to executive officers, directors and affiliates at December 31, 1995.

(5)  LOAN SERVICING

     Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were $1,301,078, $1,440,629, and $17,926,011 at
     December 31, 1995, 1994 and 1993, respectively. Servicing fees earned were $22,026, $52,144 and $45,080 for the years ended December 31, 1995, 1994 and 1993, respectively.


                                      65                            (Continued)

                  FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)  OTHER REAL ESTATE OWNED

     Activity in the allowance for losses for other real estate owned for the years ended December 31, 1995 and 1994 is as follows:

                                                      1995      1994
                                                   ---------   -------
          Beginning balance                        $ 431,050      25454
          Provision charged to income                318,704    166,784
          Charge-offs, net of recoveries            (749,754)  (251,145)
          Transfer from allowance for loan losses         --    489,957
                                                   ---------   --------
          Ending balance                           $      --    431,050
                                                   ---------   --------
                                                   ---------   --------

(7)  OFFICE FACILITIES AND EQUIPMENT

     Office facilities and equipment and their related accumulated depreciation and amortization at December 31, 1995 and 1994 are summarized as follows:

                                                                                         ESTIMATED
                                                                    1995       1994     USEFUL LIVES
                                                                 ----------  ---------  ------------
          Leasehold improvements                                 $1,251,412  1,252,089    3-25 years
          Furniture and fixtures                                    651,910    588,681     3-7 years
          Automobiles                                                33,841    147,472       5 years
                                                                 ----------  ---------
                                                                  1,937,163  1,988,242
          Less accumulated depreciation and amortization            645,189    526,465
                                                                 ----------  ---------
          Office facilities and equipment, net                   $1,291,974  1,461,777
                                                                 ----------  ---------
                                                                 ----------  ---------



                                      66                            (Continued)

                  FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)  DEPOSITS

     A detail of deposits at December 31, 1995 and 1994 follows:

                                                                        WEIGHTED               WEIGHTED
                                                                         AVERAGE                AVERAGE
                                                             1995       INTEREST     1994      INTEREST
                                                            BALANCE       RATE      BALANCE      RATE
                                                          ------------  --------  -----------  ---------
Commercial checking accounts-non-interest-bearing        $     209,637      --        257,254      --
NOW accounts                                                   674,556     .68%       856,909     .70%
Money market deposit accounts                                6,601,689    4.02%     9,247,272    4.02%
Statement savings accounts                                   2,157,600    2.60%     4,233,905    2.62%
                                                          ------------    ------  -----------    -----
                                                             9,643,482    3.42%    14,595,340    3.35%
                                                          ------------    ------  -----------    -----
Certificate accounts by interest rates:
  1.00% - 3.99%                                              1,219,498             5,431,454
  4.00% - 4.99%                                              2,170,725            29,420,575
  5.00% - 5.99%                                             54,846,938            29,165,446
  6.00% - 7.99%                                             41,310,738            22,858,572
  8.00% - 8.99%                                                     --                46,136
                                                          ------------    ------  -----------    -----
    Total certificate accounts                              99,547,899    5.89%    86,922,183    5.20%
                                                          ------------    ------  -----------    -----
Accrued interest                                                11,742                10,795
                                                          ------------            -----------
    Total deposit accounts                                $109,203,123    5.66%   101,528,318    4.93%
                                                          ------------    ------  -----------    -----
                                                          ------------    ------  -----------    -----

The following table presents, by various interest rate categories, the amount of certificate accounts maturing during the periods reflected below:


   INTEREST RATE     1996         1997       1998       1999      2000       TOTAL
   -------------  -----------  ---------  ----------  --------  ---------  ----------
    1.00%-3.99%   $   902,106    239,835     45,876     6,376      25,305   1,219,498
    4.00%-4.99%     1,725,732    100,238    342,707     2,048          --   2,170,725
    5.00%-5.99%    46,952,591  2,608,436  4,473,375   150,586     661,950  54,846,938
    6.00%-6.99%    32,201,506  2,358,455    477,462   193,649     624,907  35,855,979
    7.00%-7.99%     4,346,940  1,009,819     98,000        --          --   5,454,759
                   ----------  ---------  ---------   -------   ---------  ----------
                  $86,128,875  6,316,783  5,437,420   352,659   1,312,162  99,547,899
                  -----------  ---------  ---------   -------   ---------  ----------
                  -----------  ---------  ---------   -------   ---------  ----------


                                      67                            (Continued)

                  FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8), CONTINUED

     The Bank's large denomination ($100,000 and over) deposits included in certificate accounts mature as follows:

                                                                       AT DECEMBER 31, 1995   AT DECEMBER 31, 1994
                                                                       ---------------------  --------------------
                                                                          AMOUNT     % TOTAL    AMOUNT    % TOTAL
                                                                       ------------  -------  ----------   -------
          Three months or less                                         $ 4,143,788    27.1%    1,500,000     13.1%
          Over three months to six months                                4,038,318    26.4%    4,600,403     40.1%
          Over six months to twelve months                               4,648,096    30.4%    4,666,976     40.6%
          Over twelve months                                             2,446,328    16.1%      718,240      6.2%
                                                                       -----------   -----    ----------    ------
                                                                       $15,276,530   100.0%   11,485,619    100.0%
                                                                       -----------   -----    ----------    ------
                                                                       -----------   -----    ----------    ------

     Interest expense on deposit accounts for the years ended December 31, 1995, 1994 and 1993 is as follows:

                                                                          1995       1994       1993
                                                                       ----------  ---------  ---------
          Interest on NOW and Super NOW accounts                       $    5,624      6,876     26,757
          Interest on money market accounts                               254,271    260,832     29,946
          Interest on savings accounts                                     91,557    211,787    512,308
          Interest on certificate accounts                              5,862,227  3,322,855  2,510,900
                                                                       ----------  ---------  ---------
                                                                       $6,213,679  3,802,350  3,079,911
                                                                       ----------  ---------  ---------
                                                                       ----------  ---------  ---------

(9)  FEDERAL HOME LOAN BANK ADVANCES

     A summary of advances from the Federal Home Loan Bank of Atlanta at December 31, 1995 and 1994 follows:


           MATURING IN YEAR     INTEREST RATE
          ENDING DECEMBER 31,  (VARIABLE RATES)  DECEMBER 31, 1995
          -------------------  ----------------  -----------------
                 1996                  5.83         $ 5,000,000
                                       5.76           7,000,000
                                      (6.10)          4,000,000
                 1998                  6.12           5,000,000
                                                    -----------
                                                    $21,000,000
                                                    -----------
                                                    -----------


                                      68                            (Continued)

                     FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9), CONTINUED


 MATURING IN YEAR          INTEREST RATE
 ENDING DECEMBER 31,      (VARIABLE RATES)       DECEMBER 31, 1995
 -------------------      ----------------       -----------------
        1995                (6.88)               $ 6,100,000
                             5.94                  3,000,000
                             6.31                  5,000,000
                             5.62                  5,000,000
                             6.85                  3,400,000
                             5.08                  2,000,000
                             5.93                  5,000,000
                             6.23                  5,000,000
                             6.36                  5,000,000
                                                 -----------
                                                 $39,500,000
                                                 -----------
                                                 -----------

     Pursuant to collateral agreements with the Federal Home Loan Bank ("FHLB"), advances are secured by all stock in the FHLB in the amount of $1,853,200 and(qualifying mortgage loans in the amount of $35,277,703. In addition, investment securities with book values)of $7,000,000 and $24,256,928 at December 31, 1995 and 1994, respectively, and with market values of approximately $6,348,125 and $18,914,228 at December 31, 1995 and 1994,
     respectively, were pledged as collateral to the Federal Home Loan Bank for FHLB advances.

(10) FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS," requires that the Company disclose estimated fair values for financial instruments. The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

        CASH AND CASH EQUIVALENTS - The carrying amount of cash and cash equivalents (demand deposits maintained by the Company at various financial institutions) and interest bearing deposits represents fair value.

        INVESTMENT SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY - The Company's investment securities available for sale represent investments in Federal Home Loan Bank ("FHLB") bonds. The fair value of the FHLB bonds was based on quoted market prices. The Company's investments held to maturity represent investments in Orange County, Florida Tax Certificates. The carrying values of these certificates approximate the fair value.

                                       69                            (Continued)

                     FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10),   CONTINUED

        FEDERAL HOME LOAN BANK STOCK - Fair value approximates carrying value.

        LOANS - For variable rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for commercial real estate, commercial and consumer loans other than variable rate loans are estimated using discount cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values of impaired loans are estimated using discounted cash flow analysis or underlying collateral values, where applicable.

        DEPOSITS - The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at December 31, 1995 (that is their carrying amounts). The carrying amounts of variable rate, fixed term money market accounts and certificates of deposit
        (CDs) approximate their fair value at the reporting date. Fair values for fixed rate CDs are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

        FEDERAL HOME LOAN BANK ADVANCES AND DEBENTURES - Fair values of Federal Home Loan Bank advances and other borrowings are estimated using discounted cash flow analysis based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying value of the debentures approximates fair value.

        COMMITMENTS - Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

     The estimated fair values of the Company's financial instruments at December 31, 1995 are as follows:

                                                          CARRYING AMOUNT       FAIR VALUE
                                                       ----------------------  -------------
Financial assets;
  Cash and cash equivalents                                $    1,669,761         1,669,761
  Investment securities available for sale                     15,918,376        15,918,376
  Investment securities held to maturity                           19,093            19,093
  Loans (carrying amount less allowance
   for loan loss of $2,060,568)                               112,905,740        113,500,00
  Federal Home Loan Bank stock                                  1,853,200         1,853,200

                                       70                            (Continued)

                     FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10), CONTINUED

                                                          CARRYING AMOUNT       FAIR VALUE
                                                       ----------------------  -------------
Financial liabilities:
  Deposits:
    Without stated maturities                              $    9,643,482         9,644,000
    With stated maturities                                     99,547,899        99,800,000
  Federal Home Loan Bank advances                              21,000,000        21,075,670
  Debentures                                                      420,000           420,000

Commitments:
  Letters of credit                                                     -           500,000
  Loan commitments                                                      -         2,172,083

   The carrying amounts shown in the table are included in the consolidated balance sheet under the indicated captions.

(11) DEBENTURES AND COMMON STOCK PURCHASE WARRANTS

     During 1991, the Company issued $420,000 of 10% callable debentures maturing in 1996. The debentures were issued in $1,000 denominations and are unsecured. Interest on the debentures is payable annually.

     One stock purchase warrant was issued in connection with each $10 of debentures purchased. Each warrant entitles the registered owner to purchase one and a quarter shares of common stock at the greater of $10 or the book value per share of common stock as determined in accordance with generally accepted accounting principles at the end of the Company's most recent fiscal year end or, at any time prior to November 15, 1996. All warrants issued are outstanding as of December 31, 1995.

(12) INCOME TAXES

     Income tax for the years ended December 31, 1995 and 1994 consists of:

                                     CURRENT         DEFERRED       TOTAL
                                     -------         --------       -----
1995:
    Federal                          $(1,176,828)     (36,000)   (1,212,828)
    State                                 -           (19,000)      (19,000)
                                     ------------     --------   -----------
      Total                          $(1,176,828)     (55,000)   (1,231,828)
                                     ------------     --------   -----------
                                     ------------     --------   -----------

                                       71                            (Continued)

                     FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12), CONTINUED

                                     CURRENT       DEFERRED       TOTAL
                                     -------       --------       -----
1993:
    Federal                          $294,000      (328,000)      (34,000)
    State                              36,000       (43,000)       (7,000)
                                     --------      --------      --------
      Total                          $330,000      (371,000)      (41,000)
                                     --------      --------      --------
                                     --------      --------      --------

                                     CURRENT       DEFERRED       TOTAL
                                     -------       --------       -----
1993:
    Federal                          $590,000      (229,000)     (361,500)
    State                              73,000       (26,000)      (47,000)
                                     --------      ---------     --------
      Total                          $663,500      (255,000)     (408,500)
                                     --------      --------      --------
                                     --------      --------      --------

The tax effects of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts which give rise to significant portions of deferred tax assets and liabilities are as follows:


                                                                         1995        1994
                                                                     -----------  ---------
Deferred tax assets:
    Allowance for loan losses                                         $  642,000    594,000
    Unrealized loss on investment securities available for sale          401,752     35,768
    Deferred loan fees                                                    41,000     56,000
    Provision for loss on real estate owned                               -         195,000
                                                                     -----------  ---------
                                                                       1,084,752    880,768
                                                                     -----------  ---------
Deferred tax liabilities:
    FHLB stock dividend                                                  (71,000)  (109,000)
    Amortization of discount on loans                                    (70,000)  (188,000)
    Accrual to cash                                                      (68,000)  (136,000)
    Depreciation                                                         (28,000)   (21,000)
                                                                     -----------  ---------
                                                                        (237,000)  (454,000)
                                                                     -----------  ---------
       Total                                                          $  847,752    426,768
                                                                     -----------  ---------
                                                                     -----------  ---------

                                       72                            (Continued)

                     FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   The Company has recorded a deferred tax asset of $847,752 and $426,768 as of December 31, 1995 and 1994, respectively. Although realization of the deferred tax asset is not assured, the Company believes that it has paid sufficient taxes in prior carryback years which will enable it to realize the net deferred tax asset. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced. No valuation allowance is required at December 31, 1995 and 1994.

                                       73                            (Continued)

                     FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12), CONTINUED

The Company's effective tax rate on pretax (loss) income for 1995, 1994 and 1993 differs from the statutory Federal income tax rate as follows:

                                            1995         %         1994          %       1993          %
                                            ----        ---        ----         ---      ----        ---
Tax (benefit) provision at
 statutory rate                      $(1,183,720)   (34.0)%    $(74,860)   (34.0)%    399,480     (34.0)%
Increase (decrease) in tax                     -        -         7,000       3.2%          -         -
resulting from:                                -        -        65,000      29.5%          -         -
  Officers life insurance
  Loss on sale of subsidiary            (107,473)   (3.0)%      (4,400)     (2.0)%     31,020       2.6%
  State income taxes net of               -           -         (9,000)     (4.1)%          -         -
    federal income tax benefit            59,365     1.7%      (24,740)    (11.2)%    (22,000)     (1.9)%
                                     -----------   -----       -------     -----      -------      ----
  Graduated tax rates                $(1,231,828)  (35.3)%     (41,000)    (18.6)%    408,500      34.7%
                                     -----------   -----       -------     -----      -------      ----
                                     -----------   -----       -------     -----      -------      ----
  Other


(13)  COMMITMENTS AND CONTINGENCIES

Future minimum lease payments under noncancelable leases, at December 31, 1995 are as follows:

                       YEAR ENDING DECEMBER 31,                              OPERATING LEASES
                       ------------------------                              ----------------
                             1996                                              $   333,330
                             1997                                                  333,330
                             1998                                                  333,330
                             1999                                                  333,330
                             2000                                                  333,330
                          Thereafter                                               482,171
                                                                               ------------
                      Total minimum lease payments                             $ 2,148,821
                                                                               ------------
                                                                               ------------

 Rent expense amounted to $334,834, $282,868 and $226,580 for the years ended 1995, 1994 and 1993, respectively.

                                       74                            (Continued)

                     FEDERAL TRUST CORPORATION AND SUBSIDIARIES



                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14)  PARENT COMPANY FINANCIAL INFORMATION

The parent company financial information is as follows at December 31:

                            CONDENSED BALANCE SHEETS

                                                                           1995        1994
                                                                           ----        ----
Assets:
  Cash, deposited with subsidiary                                    $      242     791,612
  Prepaid expenses and other assets                                     315,186     219,688
  Property, plant and equipment, net                                    655,237     743,633
  Investment in subsidiaries                                          7,764,936  10,070,687
                                                                     ----------  ----------
                                                                      8,735,601  11,825,620
                                                                     ----------  ----------
                                                                     ----------  ----------
Liabilities and stockholders' equity:
  Due to subsidiaries                                                   103,000     387,800
  Accounts payable and accrued expenses                                 152,475      -
  Capital debentures                                                    420,000     420,000
  Stockholders' equity                                                8,060,126  11,017,820
                                                                     ----------  ----------
                                                                      8,735,601  11,825,620
                                                                     ----------  ----------
                                                                     ----------  ----------

                                       75                            (Continued)

                     FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14), CONTINUED

                     CONTINUED CONDENSED STATEMENTS OF OPERATIONS

                                                                 1995        1994       1993
                                                                 ----        ----       ----
Revenues:
  Interest and dividend income                            $     8,280      25,997     24,610
  Other income                                                250,485     205,764    669,947
                                                          -----------    --------  ---------

    Total income                                              258,765     231,761    694,557
                                                          -----------    --------  ---------
Expenses:
  Compensation                                                230,279     279,680    259,574
  Occupancy                                                   420,285     329,159    296,876
  Other expense                                               473,678     795,703    710,030
                                                          -----------    --------  ---------

    Total expenses                                          1,124,242   1,404,542  1,266,480
                                                          -----------    --------  ---------

    (Loss) before income of subsidiaries                     (865,477) (1,172,781)  (571,923)

(Loss) income of subsidiaries                              (1,597,758)    586,029  1,150,359
                                                          -----------    --------  ---------

    Net (loss) income before taxes                         (2,463,235)   (586,752)   578,436
Income tax (benefit) expense                                 (213,534)    407,579    188,000
                                                          -----------    --------  ---------
    Net (loss) income                                      (2,249,701)   (179,173)   766,436
                                                          -----------    --------  ---------
                                                          -----------    --------  ---------


                                       76                            (Continued)

                     FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14), CONTINUED

                        CONDENSED STATEMENT OF CASH FLOWS

                                                                 1995           1994            1993
                                                                 ----           ----            ----
Cash flows provided by (used in) operating activities:
  Net (loss) income                                       $(2,249,701)      (179,173)        766,436
  Adjustments tp reconcile net (loss) income to net cash
   provided by (used in) operating activities:
    Loss on foreclosure of notes receivable                         -        187,028               -
    Amortization of organizational costs                            -              -           5,768
    Loss on sale of premises and equipment                        371              -               -
    Depreciation                                               74,672         56,706          39,710
    Equity in undistributed earnings of subsidiaries        1,597,758       (586,029)     (1,150,359)
    Cash provided by (used in) changes in:
      Investment in and due from subsidiaries                       -              -       2,436,366
      Due from subsidiaries                                         -        675,884        (340,884)
      Notes receivable                                              -              -      (1,187,025)
      Prepaid expenses and other assets                       (95,498)       (25,919)        (62,635)
      Accrued and other liabilities                           152,475         (3,721)       (125,369)
      Due to subsidiaries                                    (284,800)        17,800      (1,813,386)
                                                          -----------       --------      ----------
    Net cash (used in) provided by operating activities      (804,723)       142,576      (1,431,378)
                                                          -----------       --------      ----------
Cash flows provided by (used in) investing activities:
  Purchase of property and equipment                                -       (277,306)        (34,900)
  Proceeds from sale of property and equipment                 13,353              -               -
  Dividends received from subsidiary                                -              -       2,376,036
                                                          -----------       --------      ----------
    Net cash provided by (used in) investing activities        13,353       (227,306)      2,341,136
                                                          -----------       --------      ----------

                                                                    (Continued)

                     FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14), CONTINUED

                     CONDENSED STATEMENTS OF CASH FLOWS, CONTINUED

                                                                 1995             1994             1993
                                                                 ----             ----             ----
Cash flows provided by (used in) financing activities:
  Proceeds from sale of stock, net of issuance costs       $        -        1,013,532        1,124,811
  Purchase of treasury stock                                        -                -          (62,247)
  Sale of treasury stock                                            -                -           79,966
  Dividends paid                                                    -         (270,312)        (179,033)
  Repayment of note payable                                         -                -       (1,750,000)
                                                           ----------        ---------        ---------
    Net cash provided by (used in) financing activities:            -          743,220         (786,503)
                                                           ----------        ---------        ---------
    Net (decrease) increase in cash and cash equivalents     (791,370)         658,490          123,255
Cash and cash equivalents at beginning of year                791,612          133,122            9,867
                                                           ----------        ---------        ---------
Cash and cash equivalents at end of year                          242          791,612          133,122
                                                           ----------        ---------        ---------
                                                           ----------        ---------        ---------
Supplemental disclosures of non-cash transactions:
  Real estate acquired in settlement of notes receivable            -          832,729                -
                                                           ----------        ---------        ---------
                                                           ----------        ---------        ---------
  Assets transferred to subsidiaries                                -           75,175                -
                                                           ----------        ---------        ---------
                                                           ----------        ---------        ---------
Market value adjustment - investment securities
 available for sale:
  Market value adjustment - investments                    (1,181,624)        (107,647)               -
  Deferred income tax asset                                  (401,752)         (35,768)               -
                                                           ----------        ---------        ---------
                                                           ----------        ---------        ---------
    Unrealized loss on investment securities available
     for sale, net                                         $ (779,872)         (71,879)               -
                                                           ----------        ---------        ---------
                                                           ----------        ---------        ---------

The major sources of funds available to the Company for payment of dividends are the interest earned on investments and earnings of the Bank. The ability of the Bank to pay dividends to the Holding Company is restricted.

                                       78                            (Continued)

                     FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data follows (in thousands, except for per share amounts):

                                                                  FOURTH QUARTER
                                                        -------------------------------
                                                             1995       1994       1993
                                                        ---------  ---------  ---------
Interest income                                         $   2,548      2,632      2,398
Net interest income                                           516        859      1,240
Provision for loan losses                                       5        278        575
(Loss) income before taxes                                 (1,806)      (834)        52
Net (loss) income                                          (1,177)      (582)        (7)
                                                        ---------     ------     ------
                                                        ---------     ------     ------
Loss per share                                               (.52)      (.26)      (.01)
                                                        ---------     ------     ------
                                                        ---------     ------     ------

                                                                  THIRD QUARTER
                                                       --------------------------------
                                                             1995       1994       1993
                                                       ----------  ---------  ---------
Interest income                                         $   2,648      2,504      2,371
Net interest income                                           548        995      1,220
Provision for loan losses                                      42          -          -
(Loss) income before taxes                                   (624)        61        609
Net (loss) income                                            (400)        40        384
                                                        ---------     ------     ------
                                                        ---------     ------     ------
Loss per share                                               (.18)       .02        .20
                                                        ---------     ------     ------
                                                        ---------     ------     ------

                                                                  SECOND QUARTER
                                                       --------------------------------
                                                             1995       1994       1993
                                                       ----------  ---------  ---------
Interest income                                         $   2,765      2,447      2,257
Net interest income                                           735      1,078      1,061
Provision for loan losses                                     730         38          -
(Loss) income before taxes                                 (1,006)       254        305
Net (loss) income                                            (644)       173        192
                                                        ---------     ------     ------
                                                        ---------     ------     ------
Loss per share                                               (.29)       .08        .10
                                                        ---------     ------     ------
                                                        ---------     ------     ------

                                       79                            (Continued)

                     FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15), CONTINUED

                                                                  FIRST QUARTER
                                                       --------------------------------
                                                             1995       1994       1993
                                                       ----------  ---------  ---------
Interest income                                         $   2,648      2,264      2,717
Net interest income                                           784      1,134      1,398
Provision for loan losses                                       2          -         15
(Loss) income before taxes                                    (46)       299        313
Net (loss) income                                             (29)       190        197
                                                        ---------     ------     ------
                                                        ---------     ------     ------
Loss per share                                               (.01)       .08        .11
                                                        ---------     ------     ------
                                                        ---------     ------     ------

(16) RELATED PARTY TRANSACTIONS

     During 1990, the Company entered into a long-term lease obligation with John Martin Bell, wife of the president of the Company, James T. Bell, and a stockholder and director of the Company for the use of the building in Winter Park, Florida. Rent payments in the amount of $247,923, $223,552 and $183,827 were made during the years ended December 31, 1995, 1994 and 1993, respectively.

     During the years ended December 31, 1995, 1994 and 1993, the Company reimbursed John M. and James T. Bell for their cost of furniture and fixtures and leasehold improvements for the Winter Park, Florida location in the amounts of $1,417, $23,937 and $9,950, respectively.

     For the fiscal year ended December 31, 1994, the Company purchased fixed assets in the amount of $162,303 from a company that is wholly owned by a stockholder whose family owns 6,329 shares of the outstanding shares of the Company.

                                       80                            (Continued)

                     FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(17) EMPLOYEE STOCK OWNERSHIP PLAN

    The Company maintains a qualified employee stock ownership plan (the "Plan"). The Plan is qualified under Section 4975(e)(7) of the Internal Revenue Code, under which all of its subsidiaries may act as participating employees. In addition, the Plan meets all applicable requirements of the Tax Reform Act of 1986 and is qualified under Section 401(c) of the Internal Revenue Code.

    At the discretion of the Board of Directors, the Company may make a contribution to the Plan of up to 15% of total compensation paid to employees during the year. Employees are 100% vested after five years of service. For the years ended December 31, 1995 and 1994, the Company contributed cash to the Plan of $10,000 and $25,000, respectively.

(18) TECHNICAL SERVICE CONSULTING AGREEMENTS

    The Bank entered into a technical service consulting agreement during 1990 with First Guaranty Mortgage Corporation ("FGMC"). Under terms of the agreement, the Bank performed consulting services for FGMC. First Guaranty Mortgage Corporation was wholly owned by a stockholder whose family owns 6,329 shares of the outstanding shares of the Company. The agreement has been terminated and no services were performed under the agreement during the years ended December 31, 1995 and 1994.

    The Holding Company entered into a technical service consulting agreement during 1990 with FGMC. Under terms of the agreement, the Holding Company performed consulting services for FGMC. The agreement has been terminated and no services were performed under the agreement during the years ended December 31, 1995 and 1994.

    Under terms of the technical services agreement between the Bank and FGMC, the Bank was obligated to pay FGMC a fee totaling one percent of the assets acquired from the RTC in connection with the First Federal of Seminole Savings and Loan Association acquisition. The fee paid to FGMC of $854,083 was capitalized as a portion of the premium on loans acquired.

                                       81                            (Continued)

                     FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(19) REGULATION AND SUPERVISORY AGREEMENT

    The Bank is subject to extensive regulation, supervision and examination by the Office of Thrift Supervision ("OTS"), its primary federal regulator, and by the FDIC, which insures deposits up to applicable limits. Such regulation and supervision establishes a comprehensive framework of activities in which a bank may engage and is intended primarily for the protection of the SAIF administered by the FDIC and depositors. As a thrift holding company, the Holding Company also is subject to extensive regulation, supervision and examination by the OTS and, to a lesser extent, the FDIC.

    The OTS completed a regular examination of both the Holding Company and the Bank in December 1992 and cited certain deficiencies which management believes it has addressed in the form of various corrective actions. In May 1993, the OTS and the Bank entered into a supervisory agreement which provides that the Bank shall; (i) adopt policies and procedures regarding affiliated party transactions; (ii) not permit overdrafts by affiliated persons; (iii) take action necessary to prohibit and to avoid the appearance of conflicts of interest in transactions with affiliated persons; (iv) either amend its lease for the Winter Park office to lower the rent or obtain a market rent study to support the rent; (v) comply with loan to one borrower limits; (vi) maintain adequate documentation to support compliance with loan to one borrower limits; (vii) develop plans for the disposition of real estate owned and other classified assets;
    (viii) review and revise loan underwriting policies and loan documentation procedures; (ix) fully document all loans approved by the loan committee and grant such loans only in accordance with approved terms; (x) establish procedures requiring written inspection reports for each development and construction loan; (xi) not use transactions with affiliates to increase capital of the Bank; and (xii) report to OTS quarterly its compliance with the agreement.

    The OTS completed a regular examination of both the Holding Company and the Bank in April 1994 and cited certain deficiencies which management believes it has addressed in the form of corrective actions. Supervisory directives were issued by the OTS and provide for the Bank to take specific actions: (i) reimbursement of Holding company expenses paid by the Bank and prohibit further payment of Holding Company expenses by the Bank; (ii) the Bank is prohibited from granting dividends without OTS approval; (iii) management is directed to complete a Management Services Agreement with the Holding Company detailing employees' specific duties, and rate of remuneration; (iv) rectify deficiencies in employment arrangements consistent with OTS regulations; (v) ensure adequate documentation of accounting information; (vi) prepare a plan and timetable to modify loan relationships so as to comply with OTS regulations for loans to one borrower; (vii) obtain appraisals for certain collateral property; (viii) ensure that requested changes to policies and procedures are approved by the Board within 45 days; (ix) increase the amount of the general valuation allowance to $1,850,000; (x) properly classify assets consistent with OTS recommendations; (xi) effectuate changes in the management of the lending department, establishing guidelines and individual responsibility for monitoring loan maturities, collections, and foreclosures, and (xii) establish a three year business plan detailing effects to improve the local core deposit base, establishing future lending patterns, plan for less reliance on telemarketing and out-of-state brokers, borrowers and collateral, and provide support for material changes in the financial structure of the Bank.

                                       82                            (Continued)

                     FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(19), CONTINUED

    The OTS also issued supervisory directives requiring specific action by Holding Company as follows: (i) amend the existing lease of the office premises to reflect market terms and conditions; (ii) the Holding Company is prohibited from recognizing profit on the sale of First Coast Plaza buildings without prior approval of the OTS; (iii) discount certain notes receivable to reflect market rates; (iv) require officers to submit detail expense reports for review by the Board; (v) discontinue use of the Bank's credit cards for Holding Company expenditures; (vi) completion of a Management Services Agreement between the Holding Company and the Bank;
    (vii) ensure that all consulting agreements are written and approved by the Board and (viii) reimburse the Bank for all Holding Company expenses paid by the Bank. Based on conclusions set forth in the examination report, the Holding Company has been assigned a rating of "unsatisfactory" by the OTS.

    In the 1995 examinations of the Holding Company and Bank, which were concluded in June 1995, the OTS found the companies to be in compliance with their Orders. With regard to the Bank, improvement was noted in a number of areas, including underwriting procedures, documentation, disposition of problem assets, reduction in the dependency on wholesale funds and a reduction in operating expenses. In August 1995, the OTS informed the Holding Company that it was conducting an expanded examination of the Holding Company with regard to certain transactions that were entered into by prior Bank management in 1990 and 1991. The examination has not been concluded as of the date of this report.

    On October 3, 1994, the OTS issued a Supervision Order to Cease and Desist (the "Order") for the Bank. Management and the Board of Directors have committed to adhering to the terms of the Order. The Order provides for the Board of Directors to: develop, adopt and adhere to policies and procedures to strengthen the Bank's underwriting, administration, collection and foreclosure efforts; review and revise underwriting policies and procedures to comply with regulatory requirements; record minutes to the loan committee and grant loans only on terms approved by the committee and document the recipient of proceeds of the loan; develop and implement a written plan to collect, strengthen and reduce the risk of loss for all real estate owned and for certain loans at risk and secured by real estate; comply with policies and procedures requiring written inspection of development and construction loans; pay no more than market rate, determined by a rent study approved by the OTS for lease of the Bank's offices; make no payment of taxes owed by a person affiliated with the Bank; seek reimbursement of expenses of the Holding Company paid by the Bank; provide a management services agreement for work performed for the Holding Company by the Bank; develop and submit for approval a three year business plan; comply with loans to one borrower policy; pay no dividend without consent of the OTS; appoint a compliance committee; refrain from purchasing dual indexed bonds. In addition, the OTS issued a separate Order for the Company requiring: the Holding Company shall not request dividends from the Bank without written permission from the OTS; the Holding Company reimburse the Bank for the Holding Company's expenses, develop a management services agreement with the Bank which provides for the reimbursement for employees who work for both the Bank and the Holding Company; appoint a compliance committee to report to the board of directors as to the Holding Company's compliance with the Order.

    Management does not believe that the supervisory agreement or the Order and the required actions relating to cited deficiencies will have a material impact on the financial condition of the Holding Company or the Bank. In addition, management believes it is in substantial compliance with the above provisions.

                                       83                            (Continued)

                     FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(19), CONTINUED

    The regulatory structure governing savings associations and savings and loan holding companies gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities. Any change in such regulation, whether by the OTS, the FDIC or the U.S. Congress, could have a significant impact on the Bank and the Holding Company and their operations.

(20) STOCK OPTIONS

    On May 5, 1993, the Board of Directors of the Company approved a Stock Option Plan for Directors. The Plan provides that a maximum of 176,968 shares of common stock (the "Option Shares") will be made available to directors and former directors of the Company. Options for all the Option Shares were issued on May 6, 1993 to 13 present and former directors. The options are for a term of ten (10) years from the date of grant. The Options were issued at an exercise price of $6.40 per share determined at the time of issuance to be the fair market value of the underlying Common Stock subject to the Option on the date the Option was granted. No options have been exercised under the Plan at December 31, 1995.

    In addition, the Company has issued stock options to certain sales representatives for their commitment in selling Federal Trust Corporation stock. These options have a strike price of $10.00 per share and will expire on October 26, 1999. At December 31, 1995 and 1994, options for 58,453 shares were granted to various sales representatives.

(21) CREDIT COMMITMENTS

    The Bank has outstanding at any time a significant number of commitments to extend credit. These arrangements are subject to strict credit control assessments and each customer's credit worthiness is evaluated on a case-by-case basis. A summary of commitments to extend credit and standby letters of credit written at December 31, 1995 and 1994 are as follows:

                                                                           1995         1994
                                                                      ---------    ---------
Available lines of credit                                             $   9,500      683,113
                                                                      ---------    ---------
                                                                      ---------    ---------
Standby letters of credit                                                500,000     500,000
                                                                      ---------    ---------
                                                                      ---------    ---------
Outstanding mortgage loan commitments,
   exclusive of loans in process:
        Net fixed rates                                               1,810,038      623,582
        Net variable rates                                              352,500       53,200
                                                                      ---------    ---------
                                                                      2,162,583      676,782
                                                                      ---------    ---------
                                                                      ---------    ---------

                                       84                            (Continued)

                     FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(21), CONTINUED

      Because many commitments expire without being funded in whole or part, the contract amounts are not estimates of future cash flows.

      Loan commitments written have off-balance-sheet credit risk because only original fees are recognized in the statement of financial position until the commitments are fulfilled or expire. Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. The credit risk amounts are equal to the contractual amounts, assuming that the amounts are fully advanced and that, in accordance with the requirements of FASB Statement No. 105, "DISCLOSURE OF INFORMATION ABOUT FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK", collateral or other security is of no value.

      The Bank's policy is to require customers to provide collateral prior to the disbursement of approved loans. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, real estate and income producing commercial properties.
      Standby letters of credit are contractual commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

(22) CONCENTRATION OF CREDIT RISK

      The Bank originates real estate, consumer and commercial loans primarily in its Central Florida market area. Although the Bank has a diversified loan portfolio, a substantial portion of its borrowers' ability to honor their contracts is dependent upon the economy of Central Florida. The Bank does not have a significant exposure to any individual customer or counterparty.

                    ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE


There have been no disagreements with the Company's accountants on any matter of accounting principles or practices or financial statement disclosures during the two most recent fiscal years.








                 [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                                     PART III

                   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS
                                OF THE REGISTRANT

                                   MANAGEMENT

MANAGEMENT OF FEDERAL TRUST

The Board of Directors of Federal Trust consists of 5 members of whom 2 also presently serve as directors of the Bank. See "Management of the Bank." The table below sets forth the name and positions of each director and executive officer of Federal Trust.


                           AGE AT           POSITION WITH THE        YEAR FIRST         TERM OF
DIRECTOR'S NAME        JANUARY 1, 1995       HOLDING COMPANY      ELECTED DIRECTOR   OFFICE EXPIRES
- ---------------        ---------------      -----------------     ----------------   --------------
James T. Bell                52          President/Director             1988              1997
Anne T. Coonrod              51          Vice-President/Director        1988              1998
Edwin J. Feiler, Jr.         60          Director                       1989              1996
Francis T. West              75          Director                       1989              1998
James V. Suskiewich          48          Director                       1994              1997



Directors are elected for a term of three years, with approximately one-third of the directors standing for election each year.

Set forth below is certain information with respect to the persons who are directors or executive officers of Federal Trust, including an employment history covering the past five years. Except as otherwise indicated, all persons named have been engaged in their principal occupations for more than the past five years.

JAMES T. BELL has served as a director and Chairman of the Board of the Bank from 1986 to December 1992 and as Chairman of the Board and President of Federal Trust since 1988. Mr. Bell was President of the Bank during 1990.

ANNE T. COONROD has served as Vice-President of Federal Trust since December, 1989. She is the former Vice President of FedTrust Building Corporation and the Bank. She is also the owner of the Front and Center Gift shop located in Fernandina Beach, Florida. She has been the owner of Atlantic Seafood, a seafood retailer/wholesaler since 1973.

EDWIN J. FEILER, JR. is the Vice Chairman of the Board of Directors of Federal Trust. He is also President of Metro Developers, Inc., a residential construction and property management company located in Savannah, Georgia and a general partner of American Housing Associates, a multi-family construction supervision and management partnership located in Savannah, Georgia and Arlington, Virginia.

FRANCIS T. WEST, now retired, was the President and Chairman of the Board of West Window Corporation, Martinsville, Virginia, a company that has manufactured windows since 1949. He is also the retired Mayor of Martinsville and is a former director of the Crestar Bank of Martinsville. Mr. West presently serves as President of Franklin Finance Company and Chairman of Multitrade Group, Inc. He is a former Member of the White House Commission on Presidential Scholars, the former Chairman of Radio Free Europe and the former President of the Virginia Municipal League.

MR. SUSKIEWICH joined the Bank as President in January 1993. Prior to joining the Bank, he was the President and a director of First Federal Savings Bank of the Glades, Clewiston, Florida from March, 1988 to December 31, 1992.

AUBREY H. WRIGHT, JR., 49, has been the Chief Financial Officer of the Company since April, 1994 and of the Bank since June, 1993. He was elected to the Board of Directors of the Bank in August, 1994. Prior to joining the Bank, Mr. Wright was President, Chief Operating Officer and a director of Essex Savings Bank, F.S.B. in West Palm Beach, Florida from August, 1991 to May, 1993. From 1989 to August, 1991, Mr. Wright served as President and Chief Financial Officer of Coral Savings and Loan Association, Coral Springs, Florida and Senior Vice President for Finance and Operations of Ambassador Federal Savings, Tamarac, Florida. Mr. Wright does not own any common stock of the Company.

The executive officers of Federal Trust are elected annually at the discretion of the Board of Directors and hold office until their respective successors have been elected and qualified or until death, resignation or removal by the Board of Directors.

MANAGEMENT OF THE BANK

The direction and control of the Bank is vested in its Board of Directors, who are elected by Federal Trust as the sole stockholder of the Bank. Directors are elected for a term of three years, with one-third of the directors standing for election each year.


                            AGE AT          POSITION WITH                    EXPIRATION
NAME                   JANUARY 1, 1995        THE BANK     DIRECTOR SINCE      OF TERM
- ----                   ---------------        --------     --------------      -------
Anne T. Coonrod             51           Director               1988              1996

George W. Foster            66           Chairman/Director      1991              1997

James V. Suskiewich         48           President/Director     1993              1997

Aubrey H. Wright, Jr.       49           SVP and CFO/           1994              1998
                                         Director

Samuel C. Certo             48           Director Elect         1996              1996(1)

Kenneth W. Hill             62           Director Elect         1996              1996(1)

Louis Laubscher             52           VP and CLO             N/A               N/A


(1) Dr. Certo and Mr. Hill were elected to the Board of Directors in September, 1994, subject to regulatory approval by the Office of Thrift Supervision, which was received in January, 1996.

MR. FOSTER was elected Chairman of the Bank in January, 1993. He served as President of the Bank from December, 1990 to January, 1993, has served as President of Barnett Bank of Seminole County, President of Seminole County Chamber of Commerce, National President of the American Safe Deposit Association, as well as Director and President of numerous other civic and professional organizations. Prior to joining the Bank, Mr. Foster served as Assistant Vice President, Security Branch manager of First Federal Savings and Loan Association of Seminole County from 1980 to 1990.

MR. SUSKIEWICH joined the Bank as President in January 1993. Prior to joining the Bank, he was the President and a director of First Federal Savings Bank of the Glades, Clewiston, Florida from March, 1988 to December 31, 1992.

MR. WRIGHT joined the Bank as Chief Financial Officer in June, 1993. Prior to joining the Bank, Mr. Wright was President, Chief Operating Officer and director of Essex Saving Bank, F.S.B. in West Palm Beach, Florida from August, 1991 to May, 1993. From 1989 to August, 1991, Mr. Wright served as and President and Chief Financial Officer of Coral Savings and Loan Association, Coral Springs, Florida and Senior Vice President for Finance and Operations of Ambassador Federal Savings, Tamarac, Florida. Coral Savings and Loan Association was placed under conservatorship by the Resolution Trust Corporation in January, 1992.

DR. CERTO is the former dean and has been a professor of management in the Crummer Graduate School of Business at Rollins College in Winter Park since 1986. In addition, Dr. Certo serves as a business consultant and has published textbooks in hte areas of management and strategic management, and has been involved in executive education for the past 20 years.

MR. HILL is retired from SunBank, N.A., where he served as Vice President and Trust Officer from 1983 until 1995. Mr. Hill's banking career began in 1966 and he has been a resident of central Florida since 1957.

MR. LAUBSCHER joined the Bank in February, 1995 and has been Chief Lending Officer since January, 1996. Prior to joining the Bank, Mr. Laubscher was Executive Vice President, Director and Chief Loan Officer for First Family Bank, FSB from

March, 1992 to January, 1995. Mr. Laubscher was employed by The First, F.A. as Senior Vice President and Manager of the Loan and Investment divisions. The First, F.A. was acquired by Great Western Bank in a Resolution Trust Corporation assisted transaction in October, 1991. Mr. Laubscher has over 20 years of experience in senior management of financial institutions. He holds an MBA from the University of California at Berkeley.

PRINCIPAL HOLDERS OF VOTING SECURITIES

The following table sets forth information as of March 1, 1995 with respect to the ownership of shares of the Common Stock by (i) such persons are believed by management to be the beneficial owners of more than 5% of the Common Stock, (ii) directors and officers of Federal Trust, and (iii) all directors and officers as a group.


                                  SHARES OF           PERCENTAGE OF      OPTIONS TO             PERCENTAGE OF COMMON
                                     COMMON     COMMON STOCK ISSUED        PURCHASE                       STOCK ON A
NAME                               STOCK(1)           & OUTSTANDING          COMMON            FULLY DILUTED BASIS(3)
- ----                               --------           -------------      ----------            ----------------------
                                                                           STOCK(2)
                                                                           -------
James T. Bell and/or John
     M. Bell(4)(5)(6)              642,860              28.70              107,674                    33.48
Anne T. Coonrod (7)                 22,045                .98                9,307                     1.40
Edwin J. Feiler, Jr.(8)             15,381                .69               26,771                     1.88
George W. Foster                     1,343                .06                2,234                      .16
James V. Suskiewich(9)               8,453                .38                7,500                      .38
Francis T. West                     44,981               2.01               11,747                     2.53
                                   -------             ------             --------                    -----
Officers & Directors as a Group    735,063              32.82              157,733                    39.83
                                   -------             ------             --------                    -----
                                   -------             ------             --------                    -----


(1) Except as indicated below, includes all shares of Common Stock owned by each director's spouse, or as custodian or trustee for minor children, over which shares such individuals effectively exercise sole voting and investment power.
(2) See "Item 11. Executive Compensation - Options."
(3) Assumes exercise of all Options to Purchase Common Stock shown by persons held.
(4) Includes 12,500 shares held as trustee under Crummer Graduate School of Business of Rollins College and 25,391 shares held as trustee under Federal Trust's ESOP, with respect to which Mr. Bell exercises sole voting and investment power.
(5) Includes 7,643 shares held by Mr. Bell in his name, with respect to which Mr. Bell exercises sole voting and investment power, 212,405 shares held by Mrs. Bell in her name, with respect to which Mrs. Bell exercises sole voting and investment power, and 384,921 shares held by Mr. and Mrs. Bell as joint tenants, with respect to which Mr. and Mrs. Bell share voting and investment power.
(6) Based on their percentage of ownership, Mr. Bell and Mrs. Bell may be considered "controlling persons" of Federal Trust.
(7) Includes 18,150 shares held by Ms. Coonrod individually and 3,895 shares held of record by Century Federal Bank, Trustee for Anne T. Coonrod.
(8) Includes 8,545 shares held by Mr. Feiler individually, 2,441 shares held by Aleen W. Feiler and Edwin J. Feiler, Jr., Trustees for Stanley W. Feiler under the will of Edwin J. Feiler and 4,395 shares held by Feiler Enterprises.
(9) Includes 8,453 shares of stock purchased in September, 1993.


Management is not aware of any contractual arrangements or any pledge of voting stock which may result in a change of control of Federal Trust.

                          ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

COMPENSATION. The following table sets forth, for the fiscal years ended December 31, 1995, 1994 and 1993, the total compensation paid or accrued for the Chief Executive Officer and each of the four most highly compensated executive officers of the Company and its subsidiaries, whose aggregate salary and bonus exceeded $100,000 per year.


                             ANNUAL COMPENSATION (1)
- ----------------------------------------------------------------------------------------------------
     NAME AND PRINCIPAL                                    OTHER ANNUAL    RESTRICTED STOCK
       POSITION (2)         YEAR     SALARY     BONUS     COMPENSATION(3)    AWARDS(4)         OPTIONS(5)
     -----------------      ----     -----                --------------   ----------------    ----------
  James T. Bell, CEO        1995   $151,508        --            $27,279                --             --
                            1994   $182,327    $5,563            $21,870                --             --
                            1993   $173,645    $5,995            $24,632                --         107,674

  James V. Suskiewich,      1995   $118,223   $16,000            $13,169                --              --
         CEO of the Bank    1994   $105,729    $5,000            $13,822                --              --
                            1993    $87,885        --            $11,495                --              --


(1) Includes all compensation in the year earned whether received or deferred at the election of the executive.
(2) Includes CEO. There were no other executives whose salary and bonus exceed $100,000 per year.
(3) Includes the estimated value of:


                   JAMES T. BELL       1995      1994    1993
                   -------------       ----      ----    ----
       Health insurance premiums     $5,044    $5,152  $5,550
         Life insurance premiums      5,556        36   5,340
                      Disability      7,714     7,227   6,763
       Use of Company automobile      4,000     4,000   4,000
        Social/Country Club Dues      4,965     5,455   2,979
                                    -------   ------- -------
                          Total:    $27,279   $21,870 $24,632

             JAMES V. SUSKIEWICH       1995      1994    1993
             -------------------       ----      ----    ----
Health & Life insurance premiums      3,933    $3,926  $4,077
       Use of Company automobile      6,564     7,263   5,443
        Social/Country Club Dues      2,671     2,633   1,975
                                    -------   ------- -------
                          Total:    $13,169   $13,822 $11,495

(4) Includes value of fully vested participation in the Company's Employee Stock Ownership Plan ("ESOP"). In 1990, the Company adopted an ESOP which provides that the Company can make a contribution to a trust fund for the purpose of purchasing shares of the Company's common stock on behalf of the participants. The Company pays the entire cost of the ESOP and all salaried employees of the Company who have completed six months of service are eligible to participate. The ESOP is qualified under Section 497(e)(7) of the Internal Revenue Code, under which subsidiaries may act as participating employees. In addition, the ESOP meets all applicable requirements of the Tax Replacement Act of 1986 and is qualified under
     Section 401(c) of the Internal Revenue Code.

(5)  Represents options held jointly with Mrs. Bell.

All full-time salaried employees of the Company, and its subsidiaries are participants in the ESOP. Executive officers of the Company are eligible to participate in the ESOP, but directors are not eligible unless they are also full-time salaried employees. A participant's interest in the ESOP is vested after five years of service and there is no vesting prior to that period of time. Mr. Bell and 3 other employees had vested interest in the ESOP as of December 31, 1995. Mr. Bell's vested interest equals approximately 26% of the total ESOP contributions made by the Company. Mr. Suskiewich is not vested in the ESOP.

The ESOP contributions by the Company are determined annually by the Board of Directors of the Company, taking into consideration the prevailing financial conditions, the Company's fiscal requirements and other factors deemed relevant by the Board. The Company, generally, may make contributions to the ESOP of up to 15% of total compensation paid to employees during the year. Each participant's contribution equals the proportion that each such participant's compensation for the year bears to the total compensation of all participants for such year. In 1995, 1994 and 1993, the Company contributed cash of $10,000, $25,000 and $16,500, respectively to the ESOP.

OPTIONS AND LONG-TERM COMPENSATION

STOCK OPTION PLAN FOR DIRECTORS: On May 5, 1993, the Board of Directors of the Company approved a Stock Option Plan for Directors. The Plan provides that a maximum of 176,968 shares of common stock (the "Option Shares") will be made available to directors and former directors of the Company. Options for all the Option Shares were issued on May 6, 1993 to 13 present and former directors.
The options are for a term of ten (10) years from the date of grant. The Options were issued at an exercise price of $6.40 per share determined at the time of issuance to be the fair market value of the underlying Common Stock subject to the Option on the date the Option was granted. The options held by an active director are canceled immediately if such director is removed for "cause" as defined in the Plan.

The Company issued no stock options or stock appreciation rights as compensation during the fiscal year ended December 31, 1995.

DIRECTOR COMPENSATION

Each non-management director of the Company receives a fee of $500 for each meeting of the Board which he or she attends plus $750 per quarter, $250 for each Compliance Committee meeting and no fee for any other standing committee of which he or she is a member which he or she attends. Directors are reimbursed for expenses incurred in connection with attendance at meetings of the Board of Directors and all standing committees.

REPORT OF BOARD OF DIRECTORS

The compensation of the Company's executive officers is determined by the Company's entire Board of Directors excluding any Director who is also an executive officer. The Chief Executive Officer (the"CEO") determines the salary range recommendations for all employees, including executives other than himself. The CEO presents these to the Board and the Board, in turn, reviews and analyzes all information submitted to it. Thereafter, the Board determines compensation of all executive officers of the Company including the compensation of the CEO.

EXECUTIVE COMPENSATION POLICIES AND PROGRAM. The Company's executive compensation program is designed to:

          -    Attract and retain qualified management of the Company;
          -    Enhance short-term financial goals of the Company; and
          -    Enhance long-term shareholder value of the Company.

The Company strives to pay each executive officer the base salary that would be paid on the open market for a fully qualified officer of that position. The Board of Directors determines the level of base salary and any incentive bonus plan for the CEO and certain senior executive officers of the Company and a range for other executive officers based upon competitive norms, derived from annual surveys published by several independent banking institutes or private companies specializing in financial analysis of financial institutions. Such surveys provide information regarding compensation of financial institution officers and employees based on size and geographic location of the financial institution and serve as a bench mark for determining executive salaries. Actual salary changes are based upon an evaluation of each individual's performance based upon Holding Company objectives and specific job description objectives, as well as the overall performance of the Holding Company. Executive officers's salaries were reduced in fiscal year 1995 as compared to 1994, consistent with the Holding Company's efforts to reduce budgeted expenses and overhead. Bonus awards are made based upon the attainment of the Holding Company's net income targets, the officer's responsibilities and individual performance standards with each officer given the opportunity to earn an annual performance bonus, generally in the range of approximately 10-40% of his or her base salary. In fiscal year
1995, however, no bonuses were awarded primarily because the Holding Company failed to attain its performance goals.

COMPENSATION OF THE CHIEF EXECUTIVE OFFICER. The Board of Directors entered into an employment contract (the "Contract") with the CEO in January, 1990. The Contract is for a period of one year, automatically renewable at the discretion of both parties. The Contract was amended in June, 1990, April, 1991 and January, 1994 to reflect an increase in the rate of annual compensation and the inclusion of other benefits. The Committee, in recommending changes in the Contract to the Board, reviews the salaries of top executives of comparable financial institutions, using the process previously described. In determining the level of incentive compensation, the Board has established a general policy of linking incentives to the Company's financial performance. In 1990, the Board determined that a prudent basis for establishing CEO compensation was a base salary plus a bonus linked to 10% of pre-tax earnings in excess of $1.1 million. On September 1, 1995, the CEO voluntarily reduced his salary to $60,000 per year, but the contract was not amended.

          BOARD OF DIRECTORS

          James T. Bell            Anne T. Coonrod      James V. Suskiewich
          Edwin J. Feiler, Jr.     Francis T. West

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

James T. Bell, President and Chief Executive Officer of the Company, James V. Suskiewich, President and Chief Executive Officer of Federal Trust Bank, (the "Bank") and Anne T. Coonrod, Vice President of the Company are members of the Company's Board of Directors and participated in deliberations of the Board of Directors regarding executive compensation. Mr. Bell, Mr. Suskiewich and Ms. Coonrod, however, did not participate in any deliberation regarding their own compensation or transactions.

EMPLOYMENT CONTRACTS

The Company has entered into an employment agreement ("Company CEO Agreement") with James T. Bell which commenced January 1, 1990. Mr. Bell's salary for the fiscal year ending December 31, 1995 was $151,508. The CEO Agreement provides for an annual bonus equal to ten percent (10%) of the difference of the Company's pre-tax profit calculated in accordance with generally accepted accounting principles less $1,100,000. No bonus was paid for the year ended December 31, 1995. The Company CEO Agreement provides that Mr. Bell may direct the Company to pay a portion of the bonus to other employees. No bonuses were paid to Company employees during 1995, since the Company did not meet the Board's profit objectives. In addition to the annual compensation and bonus, the Company will provide Mr. Bell with a Company automobile and memberships in a business and a social/country club in the city where the Company is located.
The term of the Company CEO Agreement is one year. Either party may terminate the CEO Agreement with at least one hundred eighty (180) days notice. The CEO Agreement is automatically extended on a year-to-year basis if not otherwise
terminated or otherwise amended in writing.    On September 1, 1995, the CEO
voluntarily reduced his salary to $60,000 per year, but the contract was not amended.


The Company and Bank entered into an employment agreement with James V. Suskiewich (Agreement). Mr. Suskiewich is a director of the Company and serves as the Chief Executive Officer and President of the Bank. The Agreement which became effective September 1, 1995 has a three-year term. The Agreement provides for a minimum base salary of $120,000 per year. Mr. Suskiewich is entitled to a discretionary performance bonus payable annually for the duration of the Agreement. For the year ended December 31, 1995, Mr. Suskiewich received a performance bonus of $10,000. The base salary and any bonus is paid by the Bank. In addition to the base salary and bonus, the Agreement provides for participation in all employee benefits, stock option plans, pension plans, insurance plans and other fringe benefits including club memberships and business related expenditures commensurate with his position. On each successive anniversary of the employment contract, the Board of directors is required to vote on whether the Agreement should be extended an additional year so that the remaining term shall be three years. The decision to extend the Agreement is within the sole discretion of the Board of Directors.

The Agreement provides for termination by the Bank for "cause", as defined in the Agreement. In the event the Bank chooses to terminate Mr. Suskiewich's employment for reasons other than for cause, Mr. Suskiewich (or in the event of death, Mr. Suskiewich's beneficiary) would be entitled to a severance payment equal to his total annual compensation for the remainder of the term of the Agreement. In the event of a change of control of the Company or the Bank, Mr. Suskiewich will be entitled to a special incentive bonus equal to two times his annual salary, times the price/book value ratio at which the Company or Bank is acquired. If Mr. Suskiewich accepts employment with the acquirer, he will be entitled to fifty percent (50%) of the special incentive bonus. The special incentive bonus is payable by either the Company or the Bank.

The Agreement permits Mr. Suskiewich to terminate his employment voluntarily. In the event of voluntary termination, except as previously described herein, all rights and benefits under the contract shall immediately terminate upon the effective date of termination.




[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

The Company is not aware of any person who, on March 1, 1995, was the beneficial owners of 5% or more of the Company's outstanding Common Stock, except for James
T. Bell and John M. Bell. Information concerning such ownership is set forth in the following table together with information concerning beneficial ownership by directors and officers as a group.

                                 AMOUNT AND NATURE OF
       BENEFICIAL OWNER          BENEFICIAL OWNERSHIP          PERCENT OF CLASS
       ----------------          --------------------          ----------------
James T. and John M. Bell             642,860(1)                    28.7
675 Osceola Avenue
Winter Park, Florida  32789

Directors and Executive Officers      735,063(1)                    32.8
 as a Group (7 persons)


- -------------------

(1) Includes 7,643 shares held by Mr. Bell in his name, 12,500 shares held as trustee and 25,391 shares held as trustee under the Company's ESOP, with respect to which Mr. Bell exercises sole voting and investment power, 212,405 shares held by Mrs. Bell in her name, with respect to which Mrs. Bell exercises sole voting and investment power, 384,921 shares held by Mr. and Mrs. Bell as joint tenants, with respect to which Mr. and Mrs. Bell share voting and investment power.

SECURITY OWNERSHIP OF MANAGEMENT

The table set for in "Item 10. Directors and Executive Officers of the Registrant" contains certain information concerning shares of the Company's Common Stock beneficially owned by directors and all directors and officers as a group. There are no shares of the Company's Preferred Stock issued and outstanding.

CHANGES IN CONTROL

The Registrant does not know of any arrangement, including any pledge by any person of the securities of the Registrant or any of its subsidiaries, the operation of which may at a subsequent date result in a change in control of the Registrant.

           ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                        TRANSACTIONS WITH MANAGEMENT

INDEBTEDNESS OF MANAGEMENT

In 1994 the Board of Directors of the Company and the Bank amended their loan policies with regard to loans to directors, officers and employees. The current policy is generally not to make loans to directors, officers and employees. Any loans that are made, however, will require approval of a majority of the disinterested directors of the company making the loan. The Bank is also subject to the provisions of Section 22(h) of the Federal Reserve Act. Any credit extended by the Bank to directors, executive officers and, to the extent otherwise permitted, principal shareholders, or any affiliates thereof must be:
(I) on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions by the Bank with non-affiliated parties and (ii) not involve more than the normal risk of repayment or present other unfavorable features.

As of December 31, 1995, neither the Company nor the Bank had any loans outstanding to directors or executive officers. The Bank, however, did have $737,472 in commercial loans to Morrone, Smoker and Grill, Inc., whose President Jack L. Morrone is the brother-in-law of the Company's Chairman and Chief Executive Officer. Mr. Morrone is considered to be an "affiliate", as that term is defined by SEC regulations. This largest outstanding balance during 1995 was $741,786. As of March 15, 1996 the balance was $486,202.

TRANSACTIONS WITH CERTAIN RELATED PERSONS

Effective January 1, 1990, John Martin Bell, a director and major shareholder of the Company and the wife of the Chairman of the Board of the Company, as lessor, and the Company, as lessee, entered into a triple net lease (the "Lease"), pursuant to which the Company leased from Mrs. Bell 3,953 square feet of office space located at 1211 Orange Avenue, Winter Park, Florida (the "Premises"). The term of the Lease was two (2) years. Effective January 1, 1991, the Lease was amended to increase the term from December 31, 1991 to December 31, 2000. The square footage leased by the Company increased to 11,393 square feet. On November 11, 1991, the Company and Ms. Bell terminated the Lease and executed a new triple net lease (the "New Lease"), pursuant to which the Company has leased 13,305 square feet in the Premises. The term of the New Lease runs until December 31, 2000. The New Lease will automatically be extended for two (2) consecutive periods of ten (10) years each unless the Company elects to terminate the New Lease pursuant to the notice provisions in the New Lease prior to the expiration of the ten year lease period. Effective July 15, 1992, the New Lease was modified to reduce the amount of space leased to 12,392 square feet and to decrease the annual rental by $49,510 to $240,686. Effective June 6, 1994, the New Lease was modified to decrease the annual rent for the years 1993 and 1994 to $216,984 and $223,552, respectively. Effective June 1, 1995, the New Lease was modified to increase the amount of space leased to 13,305 square feet. The rent for 1996 through the end of the New Lease term will be the preceding year's rent increased by the Consumer Price Index Escalation, provided however, that in no event shall the rent increase be less than 3% or more than 6%. The Company believes that the terms of this transaction are no less favorable to the Company than transactions obtainable from unaffiliated parties.

During the year 1995, the Company reimbursed John Martin Bell for her cost of furniture, fixtures and leasehold improvements for the Company's office space located at 1270 Orange Avenue, Winter Park, Florida in the amount of $1,417. No fees or profit was paid to the Bells in connection with this reimbursement. The Company believes that the terms of this reimbursement are no less favorable to the Company than what could be obtained from unaffiliated parties.

All future transactions with officers, directors, principal shareholders or affiliates of the Company and its subsidiaries will be on terms no less favorable than could be obtained from unaffiliated parties, and shall be approved by the Board of Directors, including a majority of the independent disinterested directors of the Company.



              [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                                     PART IV

        ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
                                    FORM 8-K

(a) List   of  Documents   filed  by   Registrant  as   part  of   this  report:
    FINANCIAL STATEMENTS. Financial statements of Registrant included herein for the year ended December 31, 1995.

       -Independent Auditors' Report

       -Consolidated Balance Sheets at December 31, 1995 and 1994

       -Consolidated Statements of Operations for each of the years in the three year period ended December 31, 1995

       -Consolidated Statements of Cash Flows for each of the three years in the three year period ended December 31, 1995

       -Consolidated Statement of Stockholders' Equity for each of the three years in the three year period ended December 31, 1995

       -Notes to Consolidated Financial Statements

(b) The following exhibits are filed as part of this report:

EXHIBIT NUMBER   DESCRIPTION                                                                                  PAGE
- ---------------  -----------                                                                                ---------
     3(a)        Restated Articles of Incorporation dated July 22, 1994.                                         ****

     3(g)        Bylaws dated August 3, 1988, as amended March 23, 1990 and July 20, 1990.                       ****

    10(a)        Stock Exchange Agreement by and between the Company and The John Martin Bell Corporation           *
                 dated March 8, 1990.

    10(b)        Employment Agreement by and between the Company and James T. Bell dated January 26, 1990.          *

    10(c)        Amendment to the Employment Agreement by and between the Company and James T. Bell dated          **
                 June 29, 1990.

    10(d)        Second Amendment to the Employment Agreement by and between the Company and James T. Bell        ***
                 dated April 5, 1991.

    10(e)        Employee Stock Ownership Plan dated January 1, 1990.                                              **

    10(f)        Lease for Federal Trust Building dated November 11, 1991, as amended July 29, 1992 and          ****
                 March 1, 1994.

    10(g)        Amended and Restated Lease for Federal Trust Drive-In Facility dated December 31, 1992.         ****


    10(h)        Lease for Federal Trust Corporation offices dated April 7, 1992, as amended and assumed         ****
                 on June 1, 1994.

    10(i)        Third Amendment to the Employment Agreement by and between the Company and James T. Bell        ****
                 dated January 5, 1994

    10(j)        Employment Agreement by and between the Company and James V. Suskiewich dated September           99
                 1, 1995.

      21         Subsidiaries.                                                                                    109

      99         Statement Regarding Issuance of Debentures.                                                      ***

(c) Financial Statement Schedules

    All supplemental schedules are omitted as inapplicable or because the required information is included in the financial statements or notes thereto.

* Incorporated by reference to such documents filed as Exhibits 3, 10(a), 10(b), and 22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989

** Incorporated by reference to the document filed as Exhibits 10(c) and 10(e) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990

***   Incorporated by reference to the document files as Exhibit 10(d) and
      Exhibit 99 to the Company's Annual Report on Form 10-K from the fiscal year ended December 31, 1991.

**** Incorporated by reference to the document files as Exhibits 3(a), 3(g), 10(f), 10(g), 10(h) and 10(i) to the Company's Annual Report on Form 10-K from the fiscal year ended December 31, 1994.

                                   SIGNATURES

Pursuant to the requirement of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 25, 1996                            FEDERAL TRUST CORPORATION

                                          By: /s/ Aubrey H. Wright
                                             ---------------------------------
                                             Aubrey H. Wright
                                             Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ James T. Bell
- -------------------------------------------             Chairman of the Board and President      March 25, 1996
James T. Bell

/s/ Anne T. Coonrod
- -------------------------------------------             Director                                 March 25, 1996
Anne T. Coonrod

/s/ Francis T. West
- -------------------------------------------             Director                                 March 25, 1996
Francis T. West

/s/ Edwin J.Feiler, Jr.
- -------------------------------------------             Director                                 March 25, 1996
Edwin J. Feiler, Jr.

/s/ James V. Suskiewich
- -------------------------------------------             Director                                 March 25, 1996
James V. Suskiewich

Supplemental  information  to be  furnished with  Reports Filed  Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No Annual Report or proxy material has been sent to security holders.

                                 EXHIBIT INDEX

EXHIBIT NUMBER   DESCRIPTION                                                                                  PAGE
- ---------------  -----------                                                                                ---------
     3(a)        Restated Articles of Incorporation dated July 22, 1994.                                         ****

     3(g)        Bylaws dated August 3, 1988, as amended March 23, 1990 and July 20, 1990.                       ****

    10(a)        Stock Exchange Agreement by and between the Company and The John Martin Bell Corporation           *
                 dated March 8, 1990.

    10(b)        Employment Agreement by and between the Company and James T. Bell dated January 26, 1990.          *

    10(c)        Amendment to the Employment Agreement by and between the Company and James T. Bell dated          **
                 June 29, 1990.

    10(d)        Second Amendment to the Employment Agreement by and between the Company and James T. Bell        ***
                 dated April 5, 1991.

    10(e)        Employee Stock Ownership Plan dated January 1, 1990.                                              **

    10(f)        Lease for Federal Trust Building dated November 11, 1991, as amended July 29, 1992 and          ****
                 March 1, 1994.

    10(g)        Amended and Restated Lease for Federal Trust Drive-In Facility dated December 31, 1992.         ****

    10(h)        Lease for Federal Trust Corporation offices dated April 7, 1992, as amended and assumed         ****
                 on June 1, 1994.

    10(i)        Third Amendment to the Employment Agreement by and between the Company and James T. Bell        ****
                 dated January 5, 1994

    10(j)        Employment Agreement by and between the Company and James V. Suskiewich dated September          99
                 1, 1995.

      21         Subsidiaries.                                                                                    109

      99         Statement Regarding Issuance of Debentures.                                                      ***

(c) Financial Statement Schedules

    All supplemental schedules are omitted as inapplicable or because the required information is included in the financial statements or notes thereto.

* Incorporated by reference to such documents filed as Exhibits 3, 10(a), 10(b), and 22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989

** Incorporated by reference to the document filed as Exhibits 10(c) and 10(e) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990

***   Incorporated by reference to the document files as Exhibit 10(d) and
      Exhibit 99 to the Company's Annual Report on Form 10-K from the fiscal year ended December 31, 1991.

**** Incorporated by reference to the document files as Exhibits 3(a), 3(g), 10(f), 10(g), 10(h) and 10(i) to the Company's Annual Report on Form 10-K from the fiscal year ended December 31, 1994.