Form 10-Q
period 1996-03-31
FEDERAL TRUST CORP
filed 1996-05-14
CIK 842640

==============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


  For the Three Months Ended:                        Commission File Number:
- ------------------------------                     ---------------------------
      MARCH 31, 1996                                         33-27139


                           FEDERAL TRUST CORPORATION
            (Exact name of registrant as specified in its charter)

          Florida                                            59-2935028
- -----------------------------                      ---------------------------
(State or other jurisdiction                             (I.R.S. Employer
     of incorporation)                                  Identification No.)

                              1270 ORANGE AVENUE
                          WINTER PARK, FLORIDA 32789
                  ----------------------------------------
                  (Address of principal executive offices)

               Registrant's telephone number: (407) 645-5550

                                  ----------

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

               YES     X          NO
                     -----             -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

Common Stock, par value $.01 per share                      2,239,928
- ---------------------------------------        ------------------------------
             (class)                            Outstanding at March 31, 1996

===============================================================================

                  FEDERAL TRUST CORPORATION AND SUBSIDIARIES


                                     INDEX


PART I.  FINANCIAL INFORMATION

  ITEM 1.   FINANCIAL STATEMENTS

                                                                          PAGE

     Consolidated Condensed Balance Sheets
       March 31, 1996 (unaudited) and December 31, 1995. . . . . . . . .    2

     Consolidated Condensed Statements of Operations for the
       Three months ended March 31, 1996 (unaudited) and 1995. . . . . .    3

     Consolidated Condensed Statements of Cash Flows for the
       Three months ended March 31, 1996 (unaudited) and 1995. . . . . .    4

     Notes to Consolidated Condensed Financial Statements (unaudited). .  5 - 12


  Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations. . . . . . . . . . . . . . . . . 13 - 23


PART II.  OTHER INFORMATION

  Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   24

                  FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                        PART I. FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

                    Consolidated Condensed Balance Sheets
                                (UNAUDITED)



                                                       March 31,  1996  December 31, 1995
                                                       ---------------  -----------------
                       ASSETS
Cash                                                    $    4,230,250      1,618,607
Interest bearing deposits                                            -         51,154
Investment securities available for sale                    15,788,391     15,918,376
Investment securities held to maturity                          10,769         19,093
Loans receivable, net (net of allowance
 for loan losses of $1,929,814 in
 1996 and $2,060,568 in 1995)                              111,788,901    112,905,740
Accrued interest receivable - Loans                            871,662        824,330
Accrued interest receivable - Securities                        93,354        179,874
Federal Home Loan Bank of Atlanta
 stock, at cost                                              1,853,200      1,853,200
Loan Sale Proceeds receivable                                        -         37,765
Real Estate owned, net                                       2,018,920      3,293,108
Property and equipment, net                                  1,251,459      1,291,974
Prepaid expenses and other assets                              395,640        358,465
Deferred income taxes                                          821,211        847,752
Income tax refund receivable                                 1,190,000      1,190,000
                                                        --------------    -----------
Total                                                   $  140,313,757    140,389,438
                                                        --------------    -----------
                                                        --------------    -----------

           LIABILITIES AND STOCKHOLDERS EQUITY

Deposit accounts and accrued interest on deposits       $  107,702,990    109,203,123
Official Checks                                                747,821        695,332
Federal Home Loan Bank advances                             22,300,000     21,000,000
Debentures                                                     250,000        420,000
Advance payments for taxes and insurance                       564,955        330,504
Accrued expenses and other liabilities                         765,633        680,353
                                                        --------------    -----------
     Total Liabilities                                  $  132,331,399    132,329,312
                                                        --------------    -----------
Stockholders equity
 Common stock, $.01 par value, 5,000,000 shares
 authorized; 2,256,505 shares issued and
 outstanding at March 31, 1996 and December 31, 1995    $       22,565         22,565
Additional paid -in capital                                 11,143,659     11,143,659
Retained earnings (accumulated deficit)                     (2,246,228)    (2,249,701)
Treasury stock (16,577 shares of common stock,
 at cost at March 31, 1996 and December 31, 1995)              (76,525)       (76,525)
Unrealized loss on investment
 securities available for sale, net                           (861,113)      (779,872)
                                                         -------------    -----------
     Total stockholders equity                               7,982,358      8,060,126
                                                         -------------    -----------
     Total Liabilities and Stockholders Equity           $ 140,313,757    140,389,438


See accompanying Notes to Consolidated Condensed Financial Statements.

                    FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Operations

                  For Three Months Ended March 31, 1996 and 1995
                                  (Unaudited)

                                                     Three Months
                                                    Ended March 31,
                                           ---------------------------
                                                 1996           1995
                                                 ----           ----
INTEREST INCOME:
  Loans                                    $  2,353,343      2,123,331
  Securities                                    152,424        412,741
  Interest-bearing deposits and other            52,055        112,219
                                           ------------     ----------
    Total interest income                     2,557,822      2,648,291
                                           ------------     ----------

INTEREST EXPENSE:
  Deposit accounts                            1,519,970      1,342,899
  Federal Home Loan Bank advances and
   other borrowings                             296,904        521,210
                                           ------------     ----------
    Total interest expense                    1,816,874      1,864,109
                                           ------------     ----------

NET INTEREST INCOME                             740,948        784,182
Provision for loan losses                        18,356         (2,323)
                                           ------------     ----------
NET INTEREST INCOME AFTER PROVISION             759,304        781,859
                                           ------------     ----------
OTHER INCOME:
  Fees and service charges                       26,301         38,113
  Rents                                           5,544         39,730
  Gain on sale of assets                        136,396        126,465
    Other miscellaneous                          20,846         11,551
                                           ------------     ----------
    Total other income                          189,087        215,859
                                           ------------     ----------
OTHER EXPENSES:
  Employee compensation & benefits              344,225        417,418
  Occupancy and equipment                       169,471        163,426
  Data procession expense                        23,294         14,240
  Professional fees                             136,825        177,090
  FDIC Insurance                                 80,390         72,965
  Other miscellaneous                           188,760        198,193
                                           ------------     ----------
    Total other expense                         942,965      1,043,332
                                           ------------     ----------

NET INCOME BEFORE INCOME TAX                      5,426        (45,614)
Income tax                                        1,953        (16,421)
                                           ------------     ----------

NET INCOME                                 $      3,473        (29,193)
                                           ------------     ----------
                                           ------------     ----------
PER SHARE AMOUNTS:
  Earnings per share                               .002         (0.013)
                                           ------------     ----------
  Cash dividends per share                            -              -
  Weighted average number of shares
   outstanding                                2,239,928      2,239,928
                                           ------------     ----------

See accompanying Notes to Consolidated Financial Statements.

                    FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                  Consolidated Condensed Statements of Cash Flows

                 For the three Months Ended March 31, 1996 and 1995
                                   (Unaudited)

                                                 1996            1995
                                                 ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:        $
  Net income                                      3,473        (29,193)
  Adjustments to reconcile net
    income to net cash provided
    by (used in) operating activities:
  Depreciation & amortization of
    property & equipment                         50,271         47,732
  Amortization (net) of premiums,
    fees & discounts on loans &
    securities                                    3,529         82,419

  (Increase) Decrease in prepaid
    expenses & other assets                     (16,242)      (264,738)
  Increase (Decrease) in accrued expenses
    & other liabilities                          81,494         60,896
  Provision for allowance on real
    estate owned                                 18,356        122,812

  Provision (charge-off) for loan
    losses                                      (18,356)      (120,368)
  (Increase) Decrease in accrued
    interest receivable                          39,188        212,645
  (Increased) Decrease in loan sale
    proceeds receivable                          37,765      2,491,359

  Increase (Decrease) in official
    checks                                       52,489        (73,367)

  Increase (Decrease) in accrued
    interest on deposit accounts                  3,785         11,540
                                             ----------     ----------
       Net cash provided by (used in)
        operating activities                    255,752      2,541,737
                                             ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of office properties
    and equipment)                               (4,147)        (7,249)
  Sale (Purchase) of Federal Home
    Loan Bank of Atlanta stock                        -        121,800
  Proceeds collected from loan sales          4,084,252      1,866,639
  (Acquisition) of real estate owned          1,255,832        224,406
  Sale of securities, available for sale              -          5,008
  Principal collected on securities
    held to maturity                              8,324              -
  Principal collected
    on loans                                  6,423,873      5,255,046
  Loans originated or purchased              (9,327,715)   (10,162,465)
                                             ----------     ----------
     Net cash provided by (used
      in) investing activities                2,440,419     (2,696,815)
                                             ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (Decrease) in deposits, net       (1,500,133)     6,893,346
  Increase (Decrease) in Federal
    Home Loan Bank advances                   1,300,000     (6,100,000)
  Increase (Decrease) in other
    borrowings                                 (170,000)             -
  Dividends                                           -              -
  Net increase in advance payments
    by borrowers for taxes & insurance          234,451        244,444
                                             ----------     ----------
       Net cash provided by (used
        in) financing activities               (135,682)     1,037,790
                                             ----------     ----------
  Increase in cash and cash equivalents       2,560,489        882,712
  Cash and cash equivalents at beginning
    of period                                 1,669,761      7,604,389
                                             ----------     ----------
  Cash and cash equivalents at end of
    period                                 $  4,230,250      8,487,101
                                             ----------     ----------
                                             ----------     ----------

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

The Company's primary investment is the ownership of the Bank. The Bank is chartered as a federal stock savings bank and is primarily engaged in the business of obtaining funds in the form of deposits and Federal Home Loan Bank ("FHLB") advances and investing such funds in permanent loans on residential and, to a lesser extent, commercial real estate primarily in Florida, in various types of construction and other loans and in investment securities. The Holding Company presently operates two non-bank subsidiaries, Federal Trust Properties Corp. ("FTPC"), a real estate holding and development company, organized December 12, 1994, and 1270 Leasing, Co. ("1270 LC"), a real estate leasing entity organized May 27, 1994, which leases the Holding Company's office located in Winter Park, Florida. Prior to June 30, 1993, the Company operated three other subsidiaries, First Coast Financial Corporation ("FCFC"), a residential mortgage broker, FC Construction Services Corp. ("FCCSC"), a small commercial construction and consulting company and FedTrust Building Corporation ("FTBC"), the owner of the First Coast Plaza office complex. The stock of FCFC and the assets of FCCSC and FTBC were sold in June and July, 1993 and the corporate entity of FCCSC and FTBC were dissolved in December, 1993.

The balance sheet as of March 31, 1996 and December 31, 1995 and the statements of operations for the three-month period ended March 31, 1996 and 1995 and the statement of cash flows for the three-month period ended March 31, 1996 and 1995 include the accounts and operations of the Company and all subsidiaries. All material intercompany accounts and transactions have been eliminated.

In the opinion of management of the Company, the accompanying consolidated condensed financial statements contain all adjustments (principally consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996, the results of operations for the three-month period ended March 31, 1996 and 1995 and cash flows for the three-month period ended March 31, 1996 and 1995. The results of operations for the three-month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10 - K for the year ended December 31, 1995.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PER SHARE AMOUNTS:
Earnings per share is computed using the weighted average number of common shares outstanding during the period.

REAL ESTATE:
Real estate acquired through foreclosure is recorded at the lower of cost (unpaid loan balance plus foreclosure expenses) or net realizable value at the time of acquisition. Net realizable value is based on current appraisals reduced by an estimate of net holding costs, including interest and selling expenses, for the period the property is expected to be held prior to sale.

(continued)

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

On January 1, 1995, the provisions of Standards No. 114 and 118 were adopted. The adoption of the Standards required no increase to the allowance for loan losses and had no impact on net income in the first three months of 1995 or 1996.

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

A loan is also considered impaired if its terms are modified in a troubled debt restructuring after January 1, 1995. For these accruing impaired loans, cash receipts are typically applied to principal and interest receivable in accordance with the terms of the restructured loan agreement. Interest income is recognized on these loans using the accrual method of accounting. As of March 31, 1996, there were no accruing impaired loans of this type.

At March 31, 1996, impaired loans amounted to $ 5.684 million. Included in the allowance for loan losses is $ 1.146 million related to the impaired loans. The Bank measures impairment on collateralized loans using the fair value of the collateral, and on unsecured loans using the present value of expected future cash flows discounted at the loan's effective interest rate. At March 31, 1996 all impaired loans were evaluated on the fair value method.

In the first three months of 1996, the average recorded investment in impaired loans was $5.899 million and $69.9 thousand of interest income was recognized on loans while they were impaired. All of this income was recognized using a cash basis method of accounting.

(continued)

4. ALLOWANCE FOR LOSSES

ALLOWANCE FOR LOAN LOSSES: The following is an analysis of the activity in the allowance for loan losses for the periods presented:



                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                      1996            1995
                                                      ----            ----
Balance at beginning of period                   $  2,060,568       1,974,950
Provision for loan losses                             (18,356)          2,323
Less Charge-offs                                     (115,681)        (122,691)
Plus recoveries                                         3,283            -
                                                 ------------     -----------
Balance at end of period                         $  1,929,814       1,854,582
                                                 ------------     -----------
                                                 ------------     -----------
Loans Outstanding                                $111,788,901     113,335,701
Ratio of charge-offs to Loans Outstanding                 .10%            .11%
Ratio of allowance to Loans Outstanding                  1.73%           1.64%


A provision for loan losses is generally charged to operations based upon management's evaluation of the potential losses in its loan portfolio. During the first quarter ended March 31, 1996, management did not make a provision based on its evaluation of the loan portfolio, as compared to the provision of $2,323 made in the quarter ended March 31, 1995. The negative provision of $18,356 shown on the income statement is a transfer to the provision for Real Estate Owned which is reflected in other miscellaneous expense. (See "ALLOWANCE FOR REAL ESTATE LOSSES")

5. SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INVESTING AND FINANCING ACTIVITIES




                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                      1996            1995
                                                      ----            ----

Cash paid during the period for:
Interest expense                                 $    921,320       1,331,762
Income taxes                                     $       -             15,053


6. REAL ESTATE ACQUIRED THROUGH FORECLOSURE, OTHER REPOSSESSED ASSETS AND ALLOWANCE FOR REAL ESTATE LOSSES

REAL ESTATE ACQUIRED THROUGH FORECLOSURE, OTHER REPOSSESSED ASSETS: The following is an analysis of the activity in real estate acquired through foreclosure and other repossessed assets for the periods presented:

(continued)


                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                      1996            1995
                                                      ----            ----

Balance at beginning of period                   $ 3,293,108         3,322,529
Acquired through foreclosure                         235,469           950,179
Add: Capitalized costs                                13,180              -
Less: Sale of real estate                         (1,498,481)         (224,406)
Less: Chargeoffs                                     (24,356)         (545,893)
Less: Allowance for losses                              -               (7,968)
                                                 -----------         ---------
Balance at end of period                         $ 2,018,920         3,494,441
                                                 -----------         ---------
                                                 -----------         ---------


ALLOWANCE FOR REAL ESTATE LOSSES: The following is an analysis of the activity in allowance for real estate losses for the periods presented:



                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                      1996            1995
                                                      ----            ----

Balance at beginning of period                   $      -             431,050
Provision for REO losses                              18,356             -
Add: Recoveries                                         -                -
Less: Chargeoffs                                     (18,356)        (423,082)
                                                      ------          -------
Balance at end of period                         $      -0-             7,968
                                                      ------          -------
                                                      ------          -------

7. INVESTMENT SECURITIES



                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                 Book Value      Market Value
                                                 -----------     ------------

HELD TO MATURITY:
Orange County, Florida Tax Certificates               10,769           10,769

AVAILABLE FOR SALE:
FHLB Floating Rate Note, 4.480% due 3/10/97      $   495,156          495,156
FHLB Floating Rate Note, 4.930% due 3/16/98          486,875          486,875
FHLB Floating Rate Note, 3.000% due 6/17/98          937,188          937,188
FHLB Floating Rate Note, 3.000% due 6/25/98        1,665,234        1,665,234
FHLB Floating Rate Note, 3.080% due 7/15/98        1,413,750        1,413,750
FHLB Floating Rate Note, 3.080% due 7/15/98        1,413,750        1,413,750
FHLB Floating Rate Note, 3.237% due 7/28/98        3,157,375        3,157,375
FHLB Floating Rate Note, 4.433% due 7/30/03        6,219,063        6,219,063
                                                 -----------       ----------
                              Total              $15,788,391       15,788,391
                                                 -----------       ----------
                                                 -----------       ----------

(continued)

The Bank's investment in obligations of U.S. government agencies consist of dual indexed bonds issued by the Federal Home Loan Bank. At March 31, 1996, the bonds had a market value of $15,788,391 and gross unrealized pre-tax losses of $1,311,609. The bonds have a par value of $17,100,000 and pay interest based on the difference between two indices. The majority of the bonds, approximately $14,806,000 at March 31, 1996, pay interest at the 10 year constant maturity treasury rate less the 3 month or 6 month LIBOR rate plus a contractual amount ranging from 2.3% to 4.0%.

8. DEBENTURES

The balance in "Debentures" at March 31, 1996 and December 31, 1995 was $250,000 and $420,000, respectively. These debentures have a 5 year maturity and an interest rate of 10% per annum. They are callable at any time and interest is payable annually. $170,000 of the debentures were called on January 10, 1996. The remainder of the Debentures mature in September, October, and November 1996.

9. ADVANCES FROM FEDERAL HOME LOAN BANK

The following is an analysis of the advances from the Federal Home Loan Bank:



AMOUNTS OUTSTANDING AT MARCH 31, 1996:
- ---------------------------------------------------------
Maturity Date      Rate         Amount      Type
- -------------      ----      -----------    -------------
04/01/96           5.85%     $ 2,000,000    Variable rate
04/30/96           5.85%       5,300,000    Variable rate
05/09/96           5.26%       5,000,000    Fixed rate
09/15/96           5.83%       5,000,000    Fixed rate
09/15/96           6.12%       5,000,000    Fixed rate
                   ----      -----------
        Total      5.77%      22,300,000
                   -----     -----------
                   -----     -----------


Variable rate advances reprice daily and may be repaid at any time without penalty. Fixed rate advances incur a prepayment penalty if repaid prior to maturity, and the interest rate is fixed for the term of the advance.



AMOUNTS OUTSTANDING AT:
- ----------------------------------------
Month-end          Rate         Amount
- ----------         ----      -----------
1/31/95            6.12%      20,500,000
2/29/95            5.81%      19,300,000
3/31/95            5.77%      22,300,000

During the three-month period ended March 31, 1996, average advances outstanding totaled $20.775 million at an average rate of 5.91%.

Advances from the FHLB are collateralized by loans and securities that totaled approximately $33.5 million and $ 7.0 million, respectively.

(continued)

10. ACQUISITIONS

On April 3, 1992, the Bank acquired certain assets and liabilities of First Federal Savings and Loan Association of Seminole County, F.A. from the RTC. The Bank acquired approximately $77,988,000 of loans and assumed $120,227,000 in deposits and other liabilities. In addition, the Bank paid a net premium of approximately $2,056,269 to the RTC and First Guaranty Mortgage Corporation in connection with the acquisition. The Bank has amortized $1,592,662 of the premium as of March 31, 1996 as an adjustment to interest income. The acquisition was accounted for as a purchase.

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

The OTS examination directives that were not included in the Bank's Order, required management of the Bank to ensure adequate documentation of accounting information, modify loan relationships to comply with loans to one

(continued)
borrower; obtain appraisals for certain collateral property; obtain Board of Directors approval for changes to policies and procedures of the Bank; increase the amount of the general valuation allowance to $1.85 million and effectuate changes in the management of the lending department, establishing guidelines and individual responsibility for monitoring loan maturities, collection and foreclosures. The Board and management believe the Bank has complied and is in compliance with each of these directives.

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

Since the issuance of the 1993 Supervisory Agreement, the Board of Directors of the Bank has strengthened the overall management of the Bank with the hiring of a Chief Executive Officer/President in January 1993, the addition of a new Chief Financial Officer in June 1993, the reorganization of the Loan Department and the establishment of a new credit culture, coupled with the addition of a new Chief Lending Officer/Senior Problem Asset Officer in March, 1995. The Board and management of the Holding Company and the Bank believe that the Bank's management is taking the necessary corrective measures to ensure that the Bank is being operated properly and that the level of classified assets are being carefully monitored and managed in order to provide for the steady reduction of classified

(continued)
assets. The respective management's are committed to taking the appropriate steps to have the Orders lifted as soon as possible.

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

12. STOCK OPTIONS

On May 5, 1993, the Board of Directors of the Company approved a Stock Option Plan for Directors. The Plan provides that a maximum of 176,968 shares of common stock (the "Option Shares") will be made available to directors and former directors of the Company. Options for all the Option Shares were issued on May 6, 1993 to 13 present and former directors. The options are for a term of ten (10) years from the date of grant. The Options were issued at an exercise price of $6.40 per share determined at the time of issuance to be the fair market value of the underlying Common Stock subject to the Option on the date the Option was granted. No options have been exercised under the Plan at March 31, 1996.

In addition, the Company has issued stock options to certain sales representatives for their commitment in selling Federal Trust Corporation stock. These options have a strike price of $10.00 per share and will expire on October 26, 1999. At March 31, 1996 and 1995, options for 58,453 shares had been granted to various sales representatives.

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES


                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Bank's net earnings were adversely affected by the rise in interest rates that occurred during 1994 and 1995, due to its negative GAP position, as its liabilities repriced sooner than, and in greater amounts than, its assets.
As a result, the Bank's cost of funds increased faster than the yields earned on its assets, resulting in a decrease in its interest rate spread and lower earnings. The Bank has continued to concentrate on increasing its portfolio of adjustable rate loans and, as interest rates began to decline in 1995 and continued declining into 1996, is increasing its efforts to lengthen the maturities of its liabilities in order to reduce its negative GAP position and the impact of higher interest rates in the future. Should interest rates begin to rise before the Bank is able to further reduce its negative GAP, the Bank's earnings would be adversely affected.

In addition, the bank had to increase its loss reserves in 1994 and 1995 as a result of a higher level of non-performing loans. Although management believes that the level of non-performing assets should continue to decease in future periods, unforeseen economic conditions and other circumstances beyond the Bank's control could result in material additions to the loss reserves in future periods if the level of non-performing assets increases. The Bank does anticipate additions to the loss reserves in future periods as part of the normal course of business, as the Bank's assets, consisting primarily of loans, are continually evaluated and the loss allowances are adjusted to reflect the potential losses in the portfolio on an ongoing basis.

The Company has projected an operating profit for the full year of 1996, as a result of the improved interest rate spread, and the decrease in non-performing assets at the Bank, however, should interest rates rise during 1996 or non-performing assets increase due to unforeseen circumstances, the Company earnings could be adversely affected. In addition, during 1995, Congress considered various proposals for a one-time special assessment to be charged on all SAIF deposits to fully capitalize the SAIF at 1.25 percent of insured deposits. The proposed amount of the special assessment has been as high as $0.85 per $100 of SAIF deposits. Assuming that a special assessment was applied at the $0.85 rate based upon SAIF insured deposits at December 31, 1995, the Bank would incur additional deposit insurance premium expense of approximately $0.93 million which would be charged against current period income. The timing and amount of such an assessment cannot be accurately predicted at this time.

GENERAL

Federal Trust Corporation ("Company" or "Holding Company"), formerly FedTrust Corporation, was incorporated as a unitary savings and loan holding company in August 1988. The Company was capitalized on February 28, 1989 and acquired all outstanding common stock of Federal Trust Bank, a federally chartered savings bank (the "Bank"), formerly First Coast Savings Bank, F.S.B., in exchange for all the outstanding shares of the Company. Five shares of the Company's common stock was exchanged for each four shares of the Bank's common stock on that date. The acquisition of the Bank was accounted for as a pooling of interests. The Bank is currently the primary operating subsidiary of the Company and began operations on May 3, 1988.

The Company presently operates two non-bank subsidiaries, Federal Trust Properties Corp. ("FTPC"), a real estate holding and development company, organized December 12, 1994, and 1270 Leasing Co. ("1270 LC"), a real estate entity organized May 27, 1994, which leases the Holding Company's office located in Winter Park, Florida. Three former subsidiaries, First Coast Financial Corporation ("FCFC"), a mortgage broker, FC Construction Services Corp. ("FCCSC"), a commercial construction company and FedTrust Building Corporation ("FTBC"), which operated office buildings in Amelia Island, Florida were all disposed of during fiscal year 1993. The assets of FCCSC and FTBC

(continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES


                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

were sold on July 31, 1993 and the companies were dissolved in December 1993. The stock of FCFC was sold on June 30, 1993. Operations of these subsidiaries were not significant to the consolidated entity.

The Company acquired FCFC on February 17, 1989. The acquisition of FCFC was accounted for as a purchase and goodwill of $193,585 resulted. The Company sold the stock of FCFC on June 30, 1993 for $200,000 comprised of $1,000 in cash and a $199,000 note secured by FCFC stock payable over ten (10) years. No loss was reported on the sale. Subsequent to the sale, the operations of the Company and its profitability declined and the purchaser was unable to make the required payments on the note held by the Company. In December 1994, the purchaser defaulted on the note and the Company's subsidiary, FTPC, acquired the personal property consisting of furniture and equipment valued at $12,410. FTPC chose not to acquire the stock of FCFC, as it had determined that the operations of the company had essentially ceased and could not be restarted without an investment of significant resources, if at all. The Company recognized a loss on the note in the amount of $187,028.

The Company also formed FCCSC, a commercial construction company, during 1989. FCCSC actively marketed its services during 1989 by building and selling an office building, and during 1990 by buying and selling an office building site, developing and licensing plans for residential townhouse units, and providing technical and consulting services to a real estate contractor/developer, and in 1991 by continuing to provide significant technical and consulting services to real estate contractors and developers. During 1992, FCCSC continued to license plans for residential townhouse units, but no significant marketing of services of FCCSC occurred in 1992 or during 1993. In July 1993, the Company sold substantially all of the assets held by FCCSC to two unrelated third parties and ceased operations of FCCSC and the company was dissolved. During 1994, the purchaser of a portion of FCCSC's assets defaulted on its note which had been assigned to the Company and, in December 1994, FTPC, to whom the Company had assigned the note, acquired Georgia property through a deed in lieu of foreclosure and a Note through a voluntary assignment. FTPC sold the Georgia property in January 1995 to an unaffiliated party for cash and realized a loss of $1,647.

The Company previously operated FTBC, whose primary business was the ownership of commercial rental property comprising the office complex where the Amelia Island offices of the Company were located. In December 1992, the building which housed the Bank was conveyed to the Bank, which sold the property to another bank as part of the sale of its Amelia Island deposits and branch office. In July 1993, the remaining property was sold by FTBC to an unrelated third party and the Company ceased operations and dissolved FTBC. During 1994, the purchaser of the remaining property defaulted on its notes, which had been assigned to the Company, and, in December 1994, FTPC, to whom the Company had assigned the notes, acquired the property through a deed in lieu of foreclosure and the deferred gain was offset against the secured promissory note. In December, 1995, FTPC sold the personal property, the office buildings and all of the common area located in, Amelia Island, Florida with a book value of $677,605 for a purchase price of $583,334, resulting in a loss on the sale of $94,271. The properties were sold to an unaffiliated party for cash.

ASSET/LIABILITY MANAGEMENT

The operating results of the Company depend primarily on the Bank's net interest income, which is the difference between interest income on interest-earning assets, primarily single-family residential loans, and interest expense on interest-bearing liabilities, consisting of deposits, FHLB advances, debentures and other borrowings. Net interest income is determined by (I) the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities ("interest rate spread") and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. The Bank's interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. In addition, the Company's net earnings are also affected

(contineud)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES


                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


by the level of non-performing loans and real estate owned, as well as the level of its non-interest income, including loan related fees, and its non-interest expenses, such as salaries and employee benefits, occupancy and equipment costs and provisions for losses on real estate owned and income taxes.

The Bank's one year GAP position at December 31, 1995, the most recent report available, was -23%, as compared to -38% at March 31, 1995 and -26% at September 30, 1995. The primary reason for the decrease in the one year GAP has been the ability of the Bank to extend the maturities of its liabilities, and the sale of a portion of the dual-indexed bonds from the Bank's investment portfolio during the fourth quarter of 1995. As interest rates have declined in 1995 and 1996, the Bank's net interest spread has improved. Should interest rates begin to rise the Bank's net interest income will be adversely affected as a result of its negative GAP, however, should interest rates decline further the Bank's net interest income will improve, as the rates paid on its liabilities will fall faster than the rates earned on its assets. In the most recent OTS examination, the Board was directed to develop and submit a plan to reduce the Bank's interest rate risk, as a result of the Bank's sensitivity to rising interest rates and the continued decline in its net interest spread.

In order to minimize the potential for adverse effects of material and prolonged increases in interest rates on the Company's results of operations, the Bank has an Interest Rate Risk Management Policy, which is reviewed and approved by the Board of Directors on an annual basis. The policy provides
(I) for management to manage the assets and liabilities of the Bank to protect earnings over the interest rate cycle; (ii) the maximum allowable percentage changes in net interest income and net portfolio value over eight interest rate scenarios (+100, +200, +300, +400 and -100, -200, -300, -400 basis points); (iii) for the Asset/Liability Management Committee ("ALCO"); and (iv) for quarterly reporting to the Board of Directors. The ALCO monitors the Bank's interest rate risk position and manages the asset and liability mix in order to better match the maturities and repricing terms of the Bank's interest-earning assets and interest-bearing liabilities. Since the latter half of 1993 the ALCO has focused primarily on (I) emphasizing the origination and purchase of single-family residential adjustable-rate mortgage loans ("ARMs"); (ii) extending the term of the Bank's deposits and borrowings; and (iii) maintaining an adequate amount of liquid assets (cash and interest-earning assets). As a result, the Bank has continued to originate and purchase ARM loans throughout this period and has extended deposits to longer terms whenever possible through its pricing practices. While the Bank has had success in these efforts, it has not been able to achieve a level of success great enough to completely insulate its net interest rate spread during periods of rising interest rates. Until such time as the Bank is able to further reduce its negative GAP position, it will be subject to a declining net interest spread when interest rates are rising. As interest rates began to decline in 1995, the Bank increased its efforts to lengthen liabilities and shall continue to do so.

(continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES


                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

The following table sets forth information about rates and yields:


                                                          Yields and Rates at
                                                  -----------------------------------
                                                  March 31,   December 31,  March 31,
                                                   1996           1995         1995
                                                   ----           ----         ----
Yields on:
     Loan portfolio                               8.76%          7.78%          7.97%
     Other interest-earning assets                3.90%          5.42%          4.23%
                                                   ----           ----         ----
          Interest-earning assets                 7.99%          7.29%          7.18%


Cost of:
     Deposits                                     5.58%          5.64%          5.96%
     FHLB advances and other                      5.77%          5.94%          6.55%
          interest-bearing                        -----          -----          -----
          liabilities                             5.61%          5.71%          6.08%


     Interest-bearing liabilities                 2.38%          1.58%          1.10%
                                                   ----           ----         ----
                                                   ----           ----         ----

Interest rate spread

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

During the three-month period ended March 31, 1996, the Company used funds primarily from principal collected on loans, $6,423,873; proceeds from FHLB advances, $1,300,000, proceeds from loan sale receivable, $37,765; proceeds from the sale of real estate owned, $1,255,832, and proceeds from loan sales, $4,084,252, to fund the origination and purchase of loans, $9,327,715; decreases in net deposits, $1,500,133; decreases in other borrowings, $170,000; and an increase in cash, $2,611,643. As of March 31, 1996, the Bank had outstanding FHLB advances of $22,300,000. Management believes that in the future funds will be obtained from the above sources.

At March 31, 1996, loans-in-process, or closed loans scheduled to be funded over a future period of time, totaled $1,212,316. Loans committed, but not closed, totaled $3,015,673 and available lines of credit totaled $109,775.


                                      16
(continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES


                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

During the three-month period ended March 31, 1996, the Bank acquired $7.65 million in primarily domestic residential mortgage loans. The Company anticipates that other loan acquisitions will occur in the future. Funding for these amounts is expected to be provided by the sources described above.

The Company last declared a dividend to its stockholders on September 30, 1994, which was paid on November 14, 1994. As a result of the net losses that have been incurred by the Company since the fourth quarter of 1994, no additional dividends have been declared and the Board of Directors decided to suspend the payment of dividends for calendar year 1995, and does not anticipate the payment of dividends during 1996. In addition, although the Company does not require OTS approval for the granting of dividends, the Bank is prohibited from granting dividends without OTS approval and Bank does not anticipate the payment of dividends to the Company for calendar year 1996. The payment of dividends in subsequent years will depend on general economic conditions, the overall performance of the Company, and the capital needs of the Company.

ACQUISITIONS

On April 3, 1992, the Bank acquired certain assets and liabilities of First Federal Savings and Loan Association of Seminole County, F.A. from the RTC. The Bank acquired approximately $77,988,000 of loans and assumed $120,227,000 in deposits and other liabilities. In addition, the Bank paid a net premium of approximately $2,056,269 to the RTC and First Guaranty Mortgage Corporation in connection with the acquisition. The Bank has amortized $1,592,662 of the premium as of March 31, 1996 as an adjustment to interest income. The acquisition was accounted for as a purchase.

LIQUIDITY

As a member of the Federal Home Loan Bank system, the Bank is required to maintain a daily average balance of liquid assets equal to a specified percentage (currently 5%) of net withdrawable deposit accounts and borrowings payable in one year or less. Federal regulations also require that each member institution maintain short-term liquid assets of at least 1% of its net withdrawable deposit accounts and borrowings payable in one year or less. Generally, the Bank's management seeks to maintain its liquid assets at comfortable levels above the minimum requirements imposed by its regulators. At March 31, 1996, average liquidity was 9.77%.

The Asset/Liability Management Committee of the Bank meets regularly and, in part, reviews liquidity levels to ensure that funds are available as needed.

CREDIT RISK

The Bank's primary business is the origination and acquisition of loans to families and businesses. This activity entails potential credit losses, the magnitude of which depends on a variety of economic factors affecting borrowers which are beyond the control of the Bank. While the Bank has instituted guidelines and credit review procedures to protect it from avoidable credit losses, some losses may inevitably occur.

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


                                      17
(continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES


                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


SUPERVISION

The Company and the Bank are subject to extensive regulation, supervision and examination by the OTS, the primary federal regulator, by the FDIC with regard to the insurance of deposit accounts and, to a lesser extent, the Federal Reserve. Such regulation and supervision establishes a comprehensive framework of activities in which a savings and loan holding company and its financial institution subsidiaries may engage and is intended primarily for the protection of the SAIF administered by the FDIC and depositors.

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

In the following examinations of the Holding Company and the Bank, which were completed in April, 1994, the OTS cited the Company and the Bank with certain deficiencies, many of which were the subject of the individual cease and desist orders that were entered into on October 3, 1994 (collectively, the "Orders"). The Bank's Order superseded the 1993 Supervisory Agreement with the OTS. Management of the Company and the Bank consented to the issuance of the respective Orders, without admitting or denying that grounds for such Orders existed.

The OTS examination directives which were not included in the Company's Order, require management of the Company to amend the Company's office lease with an affiliated party to better reflect market terms and conditions; discount certain notes receivable to better reflect market rates; require officers to submit detailed expense reports to the Board of Directors; discontinue use of the Bank's credit cards for Company expenditures; and obtain written approval from the Board of Directors for all Company expenses. The Board and management of the Company believe that the Company has complied and is in compliance with each of these directives.

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

Under the Company's Order, the Company: (I) cannot request dividends from the Bank without written permission from the OTS; (ii) must reimburse the Bank for the Company's expenses; (iii) develop a Management Services

(continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES


                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


Agreement with the Bank which provides for the reimbursement for employees who work for both the Bank and the Company; (iv) must appoint a Compliance Committee to report to the Board of Directors as to the Company's compliance with the Order; and (v) the Board must report to the OTS on a quarterly basis the Company's compliance with the Order.

The Bank's Order provides for the Board of Directors to: (I) develop, adopt and adhere to policies and procedures to strengthen the Bank's underwriting, administration, collection and foreclosure efforts; (ii) review and revise underwriting policies and procedures to comply with regulatory requirements;
(iii) record minutes of the loan committee and grant loans only on procedures to comply with regulatory requirements; (iv) record minutes of the loan committee and grant loans only on terms approved by the loan committee; (v) develop and implement a written plan to collect, strengthen and reduce the risk of loss for all real estate owned and for certain loans at risk and secured by real estate; (vi) comply with policies and procedures requiring written inspection of development and construction loans; (vii) pay no more than market rate, determined by a rent study approved by the OTS for lease of the Bank's offices; (viii) make no payment of taxes owned by a person affiliated with the Bank; (ix) seek a Management Services Agreement for work performed for the Company by Bank employees; (x) develop and submit for approval a three year business plan; (xi) comply with loans to one borrower policy; (xii) make no capital distribution to the Company without the consent of the OTS; (xiii) appoint a compliance committee; and (xiv) refrain from purchasing additional dual indexed bonds.

The Orders require the Company and the Bank to establish separate Compliance Committees. The Compliance Committees meet monthly to review, in detail, the terms of the Orders to ensure that the respective companies are in compliance with their Orders. The Bank also contracted with a company specializing in the review of the system of internal controls and operating procedures of financial institutions, including compliance with internal policies and procedures.

In the most recent examinations of the Company and the Bank, which were concluded in June, 1995, the OTS found the companies to be in compliance with their Orders. With regard to the Bank, improvement was noted in a number of areas, including underwriting procedures, documentation, disposition of problem assets, reduction in the dependency on wholesale funds and a reduction in operating expenses. In August, 1995 the OTS informed the Company that it was conducting an expanded examination of the Company with regard to certain transactions that were entered into by prior Bank management in 1990 and 1991. As of the date of this filing, the examination had not been concluded.

Since the issuance of the 1993 Supervisory Agreement, the Board of Directors of the Bank has strengthened the overall management of the Bank with the hiring of a Chief Executive Officer/President in January 1993, the addition of a new Chief Financial Officer in June 1993, the reorganization of the Loan Department and the establishment of a new credit culture, coupled with the addition of a new Chief Lending Officer/Senior Problem Asset Officer in March, 1995. The Board and management of the Company and the Bank believe that the Bank's management is taking the necessary corrective measures to ensure that the Bank is being operated properly and that the level of classified assets are being carefully monitored and managed in order to provide for the steady reduction of classified assets. The respective management's are committed to taking the appropriate steps to have the Orders lifted as soon as possible.

Management expects that the interest income of the Bank will continue to be limited, so long as the Bank's Order and current growth limitations remain in place. Under the growth limitations, the Bank cannot increase its total assets during any quarter in excess of an amount equal to net interest credited on deposit liabilities during the quarter. Management of the Company and the Bank, however, do not believe that the respective Orders, or the current growth


                                      19
(continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES


                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


limitations on the Bank, will have a material impact on the financial condition of the Company or the Bank. Changes in banking regulation by the U.S. Congress, or changes in the banking regulations by the OTS or the FDIC could, however, have a significant impact on the Company and the Bank and their operations.

CAPITAL REQUIREMENTS

The Bank is required to meet certain minimum regulatory capital requirements. The following table presents a summary of the capital requirements for adequately capitalized banks, the Bank's capital and the amounts in excess as of March 31, 1996:

                                                                 At March 31, 1996
                                  ----------------------------------------------------------------------------------
                                          Tangible                     Core                       Risk-Based
                                  ------------------------     -----------------------       -----------------------

                                                               (Dollars in Thousands)

                                                 Percent                      Percent                       Percent
                                   Amount       of Assets       Amount       of Assets        Amount       of Assets
                                   ------       ---------       ------       ---------        ------       ---------

Regulatory Capital                 7,548          5.39%          7,548          5.39%          8,330          11.05%
Requirement                        2,099          1.50%          4,198          3.00%          6,033           8.00%
                                   ------       ---------       ------       ---------        ------       ---------
Excess                             5,449          3.89%          3,350          2.39%          2,297           3.05%
                                   ------       ---------       ------       ---------        ------       ---------
                                   ------       ---------       ------       ---------        ------       ---------

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

IMPACT OF ACCOUNTING REQUIREMENTS

On May 31, 1993, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan". This Statement applies to all creditors (not just financial institutions) and amends FASB Statements Nos. 5, "Accounting for Contingencies," and 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings". It prescribes the recognition criterion for loan impairment and the measurement methods for certain impaired loans and loans whose terms are modified in troubled-debt Restructurings (a "restructured loan"). Statement 114 is effective for financial statements issued for fiscal years beginning after December 15, 1994.

In October, 1994, the Financial Accounting Standards Board issued SFAS No. 118, "Accounting for Impairment of a Loan-Income Recognition of Disclosures." Statement 118 amends FASB Statement No. 114, to allow a creditor to use existing methods for recognizing interest income on impaired loans. This statement amends the disclosure requirements in Statement 114 to require information about the recorded investment in certain impaired loans and


                                      20
(continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES


                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


about how a creditor recognizes interest income related to those impaired loans. This statement is effective for financial statements for fiscal years beginning after December 15, 1994 and was applicable to the Company in 1995.

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


                                      21
(continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES


                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


RESULTS OF OPERATIONS

COMPARISON OF THE THREE-MONTH PERIOD ENDED MARCH 31, 1996 AND 1995

GENERAL. The Company had a net profit for the three-month period ended March 31, 1996 of $3,473 or $.002 per share, compared to net loss of $29,193 or $(.013) per share for the same period in 1995. The increase in net earnings was due primarily to the decrease in non-interest expenses, offset partially by decreased net interest income and a decrease in other income.

INTEREST INCOME AND EXPENSE. Interest income decreased to $2,557,822 for the three-month period ended March 31, 1996 from $2,648,291 for the same period in 1995. Interest income on loans increased to $2,353,343 in 1996 from $2,123,331 in 1995, primarily as a result of decreases in non-performing loans and an increase in the average yield on the loan portfolio. Interest income on the securities portfolio decreased by $260,317 for the three-month period ended March 31, 1996 over the same period in 1995, as a result of a decrease in the average yield on securities held. Other interest and dividends decreased $60,164 during the same three-month period in 1996 from 1995 as a result of a decrease in the average volume of other interest-bearing assets. Management expects the rates earned on the portfolio to fluctuate with general market conditions.

Interest expense decreased to $1,816,874 during the three-month period ended March 31,1 996 from $1,864,109 for the same period in 1995 primarily due to a decrease in the average rate paid on such deposits and FHLB advances. Interest on deposits increased to $1,519,970 in 1996 from $1,342,899 in 1995 as a result of increased deposits and interest on FHLB Advances decreased to $296,904 in 1996 from $521,210 in 1995 as a result of the decrease in the amount of advances outstanding. Management expects to continue to use FHLB advances when the proceeds can be invested wisely.

PROVISIONS FOR LOAN LOSSES. A provision for loan losses is generally charged to operations based upon management's evaluation of the potential losses in its loan portfolio. During the quarter, management did not make a provision for loan losses based on its evaluation of the loan portfolio, however $18,356 was transferred from the provision for loan losses to the provision for losses on real estate owned. The Bank's total provision for loan losses was $2,323 during the same period in 1995 and there was no provision during the same period in 1994. Net charge-offs on loans totaled $112,398 during the three-month period ended March 31, 1996, $122,691 during the three-month period ended March 31,1995, $4,121 for 1994, and $31,361 for 1993. There
were no charge-offs prior to 1991. Total non-performing loans at March 31,1996 were $3,215,300 compared to $ 5,705,888 at March 31, 1995. The allowance for loan losses at March 31, 1996 was $1,929,814 or 60% of non-performing loans and 1.73% of net loans outstanding.

TOTAL OTHER INCOME. Other income decreased from $215,859 for the three-month period ended March 31, 1995 to $189,087 for the same period in 1996. The decrease in other income was due to a decrease in rental income of $34,186 on the commercial rental property repossessed by the Company and a decrease of $11,812 in fees and services charges, partially offset by increased miscellaneous income and increased gains on the sale of assets. Rental income decreased as a result of a reduction in the amount of rental property owned by the Company, and fees and service charges decreased primarily because of a decrease in the fees and charges earned by the Bank. Other miscellaneous income increased by $9,295 for the three-month period ended March 31, 1996 due primarily to increased other loan income, and gains on the sale of assets increased by 9,931 for the three month period.

TOTAL OTHER EXPENSE. Other expense decreased to $942,965 the three-month period ended March 31, 1996 from $1,043,332 for the same period in 1995. The decrease in 1996 was the result of decreased employee compensation

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES


                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

expense, decreased professional fees, and decreased miscellaneous expense, partially offset by increased occupancy and equipment expense, data processing expense, and FDIC insurance expense. Compensation decreased to $344,225 in 1996 from $417,418 in 1995 as a result of reductions in staff. Professional fees decreased by $40,265 primarily as a result of decreased legal costs associated with non-performing loans. Other miscellaneous expense decreased by $9,433 due to reduced costs associated with repossessed assets. Occupancy and equipment expense increased by $6,045 in 1996 to $169,471 in 1996 primarily due to the normal annual adjustments in rental rates. Data processing expense increased by $9,054 as a result of an increase in the number of customer accounts at the bank. FDIC Insurance expense increased by $7,425 as a result of increased deposits in the bank. Management expects professional fees and other miscellaneous expenses to decrease further as non-performing loans are resolved and repossessed assets are disposed of.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            FEDERAL TRUST CORPORATION
                                            (Registrant)

Date:     May 13, 1996                      By:   /s/ Aubrey H. Wright, Jr.
      ----------------------------              ------------------------------
                                                  Aubrey H. Wright, Jr.
                                                  Chief Financial Officer and
                                                   duly authorized
                                                  Officer of the Registrant