Form 10-Q
period 1996-06-30
FEDERAL TRUST CORP
filed 1996-08-12
CIK 842640

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

    For the Three Months Ended:                        Commission File Number:
- -----------------------------------                  -------------------------
         June 30, 1996                                        33-27139

                            FEDERAL TRUST CORPORATION
             (Exact name of registrant as specified in its charter)

             Florida                                         59-2935028
- -----------------------------------                  -------------------------
   (State or other jurisdiction                           (I.R.S. Employer
        of incorporation)                                Identification No.)


                               1211 Orange Avenue
                           Winter Park, Florida 32789
                           --------------------------
                    (Address of principal executive offices)
                  Registrant's telephone number: (407) 645-5550
                  ---------------------------------------------
                              FEDTRUST CORPORATION
                           (Former name of registrant)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such quarterly reports), and (2) has been subject to such filing requirements for the past 90 days:

                    YES     X          NO
                       -----------       ----------

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

Common Stock, par value $.01 per share                      2,239,928
- --------------------------------------            -----------------------------
             (class)                              Outstanding at June 30, 1996

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES


                                     INDEX


PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements                                       Page
                                                                        ----

          Consolidated  Condensed  Balance  Sheets
               June 30, 1996 (unaudited) and December 31, 1995.......     2

          Consolidated Condensed Statements of Operations for the
               Three months and Six months ended June 30, 1996
               and 1995 (unaudited)..................................     3

          Consolidated Condensed Statements of Cash Flows for the
               Three months and Six months ended June 30, 1996
               and 1995 (unaudited)..................................     4

          Notes to Consolidated Condensed Financial Statements
               (unaudited)...........................................   5 - 12

     Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.................................   13 - 24

PART II.  OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security Holders.....    25

     Signatures.......................................................    25

     Supplemental information to be furnished with reports
     filed pursuant to Section 15(d) to the Act by
     Registrants which have not registered securities
     pursuant to Section 12 of the Act...............................     26

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Consolidated Condensed Balance Sheets
                                   (Unaudited)

                                               June 30, 1996  December 31, 1995
                                               -------------  -----------------
ASSETS
Cash                                            $  3,183,150          1,618,607
Interest bearing deposits                               --               51,154
Investment securities available for sale           9,532,797         15,918,376
Investment securities held to maturity             6,256,457             19,093
Loans receivable, net (net of allowance
   for loan losses of $1,092,024 in 1996 and
   $2,060,568 in 1995)                           113,115,996        112,905,740
Accrued interest receivable - Loans                  736,415            824,330
Accrued interest receivable - Securities             171,255            179,874
Federal Home Loan Bank of Atlanta stock,
   at cost                                         1,853,200          1,853,200
Loan Sale Proceeds receivable                           --               37,765
Real Estate owned, net                             1,757,042          3,293,108
Property and equipment, net                        1,057,762          1,291,974
Prepaid expenses and other assets                    543,796            358,465
Deferred income taxes                              1,080,085            847,752
Income tax refund receivable                       1,190,000          1,190,000
                                                   ---------          ---------
   Total                                        $140,477,955        140,389,438
                                                ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposit accounts and accrued interest
   on deposits                                  $104,703,399        109,203,123
Official Checks                                      598,645            695,332
Federal Home Loan Bank advances                   25,500,000         21,000,000
Debentures                                           250,000            420,000
Advance payments for taxes and insurance             864,662            330,504
Accrued expenses and other liabilities               748,209            680,353
                                                     -------            -------
   Total Liabilities                            $132,664,915        132,329,312
                                                ------------        -----------
Stockholders' equity
   Common stock, $.01 par value,
   5,000,000 shares authorized; 2,256,505
   shares issued and outstanding at March 31,
   1996 and December 31, 1995                   $     22,565             22,565
Additional paid-in capital                        11,143,659         11,143,659
Retained earnings (accumulated deficit)           (2,409,355)        (2,249,701)
Treasury stock (16,577 shares of common
   stock, at cost at March 31, 1996 and
   December 31, 1995)                                (76,525)           (76,525)
Unrealized loss on investment securities
   available for sale, net                          (867,304)          (779,872)
                                                    --------           --------
   Total stockholders equity                       7,813,040          8,060,126
                                                   ---------          ---------
   Total Liabilities and Stockholders' Equity   $140,477,955        140,389,438
                                                ============        ===========

See accompanying Notes to Consolidated Condensed Financial Statements.

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Operations

          For Three Months and Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)

                                                 Three Months                  Six Months
                                                Ended June 30,             Ended June 30, 1996
                                        ----------------------------------------------------------
                                            1996            1995            1996            1995
                                            ----            ----            ----            ----
Interest income:
     Loans                              $2,219,285       2,280,994       4,572,628       4,404,325
     Securities                            150,290         403,438         302,714         816,179
     Interest-bearing deposits and other    62,131          80,422         114,186         192,641
                                            ------          ------         -------         -------
          Total interest income          2,431,706       2,764,854       4,989,528       5,413,145
                                         ---------       ---------       ---------       ---------
Interest expense:
     Deposit accounts                    1,405,622       1,598,199       2,925,592       2,941,098
     Federal Home Loan Bank advances
     & other borrowings                    294,786         432,081         591,689         953,291
                                           -------         -------         -------         -------
          Total interest expense         1,700,408       2,030,280       3,517,281       3,894,389
                                         ---------       ---------       ---------       ---------
Net interest income                        731,298         734,574       1,472,247       1,518,756
Provision for loan losses                  131,862         730,000         113,506         732,323
                                           -------         -------         -------         -------
Net interest income after provision        599,436           4,574       1,358,741         786,433
                                           -------           -----       ---------         -------
Other income:
     Fees and service charges               27,367          39,407          53,668          77,520
     Rents                                   2,163          56,389           7,707          96,119
     Gain on sale of assets                 16,925          15,969         153,321         142,434
     Other miscellaneous                    16,173          23,351          37,019          34,902
                                            ------          ------          ------          ------
          Total other income                62,628         135,116         251,715         350,975
                                            ------         -------         -------         -------
Other expenses:
     Employee compensation & benefits      345,479         389,357         689,704         806,775
     Occupancy and equipment               315,603         180,938         485,074         344,364
     Data procession expense                22,177          22,362          45,471          36,602
     Professional fees                     120,993         175,374         257,818         352,464
     FDIC Insurance                         79,560          72,966         159,950         145,931
     Other miscellaneous                   183,443         304,288         372,203         502,481
                                           -------         -------         -------         -------
          Total other expense            1,067,255       1,145,285       2,010,220       2,188,617
                                         ---------       ---------       ---------       ---------
Net income before income tax              (405,191)     (1,005,595)       (399,764)     (1,051,209)
Income tax                                (242,065)       (362,014)       (240,111)       (378,435)
                                          --------        --------        --------        --------
Net income                             $  (163,126)       (643,581)       (159,653)       (672,774)
                                       ===========        ========        ========        ========
Per share amounts:
     Earnings per share                       (.07)          (0.29)           (.07)          (0.30)
     Cash dividends per share                 0.00            0.00            0.00            0.00
     Weighted average number
       of shares outstanding             2,239,928       2,239,928       2,239,928       2,239,928
                                         ---------       ---------       ---------       ---------

See accompanying Notes to Consolidated Financial Statements.

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                Consolidated Condensed Statements of Cash Flows

                For the Six Months Ended June 30, 1996 and 1995
                                  (Unaudited)

                                                            1996           1995
                                                            ----           ----

Cash flows from operating activities:                 $
     Net income                                         (159,653)      (672,774)
     Adjustments to reconcile net income to net cash
          provided by (used in) operating activities:
     Amort. of Valuation Adjustment on
          Investment Securities                            --            20,533
     Depreciation & amortization of property & equipment 238,359         80,200
     Amort. (net) of premiums, fees & disc. on
          loans & securities                              66,811        140,545
     (Increase) Decrease in prepaid expenses
          & other assets                                (428,881)      (593,596)
     Increase (Decrease) in accrued expenses &
          other liabilities                               65,322         69,223
     Provision for allowance on real estate owned         26,101        122,812
     Provision (charge-off) for loan losses              113,506        732,323
     (Increase) Decrease in accrued interest receivable   96,534       (156,323)
     (Increased) Decrease in loan sale proceeds
          receivable                                      37,765      2,491,359
     Increase (Decrease) in official checks              (96,687)       (48,829)
     Increase (Decrease) in accrued interest on
          deposit accounts                                 2,534          5,544
                                                           -----          -----
     Net cash provided by (used in) operating
          activities                                     (38,289)     2,191,017
                                                         =======      ---------
Cash flows from investing activities:
     Acquisition of office properties and equipment       (4,147)        11,021
     Sale (Purchase) of Federal Home Loan Bank
          of Atlanta stock                                  --          121,800
     Proceeds collected from loan sales                4,084,252      1,866,639
     (Acquisition) of real estate owned                1,536,066       (547,181)
     Sale of securities, available for sale                 --            --
     Principal collected on securities held
          to maturity                                      8,324         30,762
     Principal collected on loans                     12,880,206     13,623,713
     Loans originated or purchased                   (17,317,457)   (18,786,217)
                                                     -----------    -----------
          Net cash provided by (used in)
          investing activities                         1,187,244     (3,679,463)
                                                       =========     ----------
Cash flows from financing activities:
     Increase (Decrease) in deposits, net             (4,499,724)    11,439,746
     Increase (Decrease) in Federal Home Loan
          Bank advances                                4,500,000    (10,900,000)
     Increase (Decrease) in other borrowings            (170,000)        --
     Dividends                                             --            --
     Net increase in advance payments by borrowers
          for taxes & insurance                          534,158        505,802
                                                         -------        -------
     Net cash provided by (used in) financing
          activities                                     364,434      1,045,548
                                                         =======      ---------

Increase in cash and cash equivalents                  1,513,389       (442,898)
Cash and cash equivalents at beginning of period       1,669,761      7,604,389
                                                       ---------      ---------
Cash and cash equivalents at end of period            $3,183,150      7,161,491
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

The Company's primary investment is the ownership of the Bank. The Bank is chartered as a federal stock savings bank and is primarily engaged in the business of obtaining funds in the form of deposits and Federal Home Loan Bank ("FHLB") advances and investing such funds in permanent loans on residential and, to a lesser extent, commercial real estate primarily in Florida, in various types of construction and other loans, and in investment securities. The Holding Company has been operating two non-bank subsidiaries, Federal Trust Properties Corp. ("FTPC"), a real estate holding and development company, organized December 12, 1994, and 1270 Leasing, Co. ("1270 LC"), a real estate leasing entity organized May 27, 1994, which leases the Holding Company's office located in Winter Park, Florida. Prior to June 30, 1993, the Company operated three other subsidiaries, First Coast Financial Corporation ("FCFC"), a residential mortgage broker, FC Construction Services Corp. ("FCCSC"), a small commercial construction and consulting company and FedTrust Building Corporation ("FTBC"), the owner of the First Coast Plaza office complex. The stock of FCFC and the assets of FCCSC and FTBC were sold in June and July, 1993 and the corporate entity of FCCSC and FTBC were dissolved in December, 1993. On July 1, 1996, the Company sold FTPC to an unaffiliated third party and is renting the office space previously occupied by the Company to FTPC.

The balance sheet as of June 30, 1996 and December 31, 1995 and the statements of operations for the three-month and six-month periods ended June 30, 1996 and 1995 and the statement of cash flows for the six-month period ended June 30, 1996 and 1995 include the accounts and operations of the Company and all subsidiaries. All material intercompany accounts and transactions have been eliminated.

In the opinion of management of the Company, the accompanying consolidated condensed financial statements contain all adjustments (principally consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996, the results of operations for the six-month period ended June 30, 1996 and 1995 and cash flows for the six-month period ended June 30, 1996 and 1995. The results of operations for the six-month period ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10 - K for the year ended December 31, 1995.

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

On January 1, 1995, the provisions of Standards No. 114 and 118 were adopted. The adoption of the Standards required no increase to the allowance for loan losses and had no impact on net income in the first six months of 1995 or 1996.

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

A loan is also considered impaired if its terms are modified in a troubled debt restructuring after January 1, 1995. For these accruing impaired loans, cash receipts are typically applied to principal and interest receivable in accordance with the terms of the restructured loan agreement. Interest income is recognized on these loans using the accrual method of accounting. As of June 30, 1996, there were no accruing impaired loans of this type.

At June 30, 1996, impaired loans amounted to $4.625 million. Included in the allowance for loan losses is $601 thousand related to the impaired loans. The Bank measures impairment on collateralized loans using the fair value of the collateral, and on unsecured loans using the present value of expected future cash flows discounted at the loan's effective interest rate. At June 30, 1996 all impaired loans were evaluated on the fair value method.

In the first six months of 1996, the average recorded investment in impaired loans was $5.65 million and $63.6 thousand of interest income was recognized on loans while they were impaired. All of this income was recognized using a cash basis method of accounting.

4.   Allowance for Losses

Allowance for Loan Losses: The following is an analysis of the activity in the allowance for loan losses for the periods presented:

                                                 Three Months                  Six Months
                                                Ended June 30,             Ended June 30, 1996
                                        ----------------------------------------------------------
                                            1996            1995            1996            1995
                                            ----            ----            ----            ----
Balance at beginning of period          1,929,814        1,854,582       2,060,568       1,974,950
Provision for loan losses                 131,862          730,000         113,506         732,323
Less Charge-offs                         (972,854)        (161,761)     (1,088,535)       (283,774)
Plus recoveries                             3,202          (43,983)          6,485         (44,661)
                                            -----          -------           -----         -------
Balance at end of period                1,092,024        2,378,838       1,092,024       2,378,838
                                        =========        =========       =========       =========


Loans Outstanding                     113,115,996      113,483,078     113,115,996     113,483,078
Ratio of charge-offs to Loans
     Outstanding                             .86%             .04%            .96%            .04%
Ratio of allowance to Loans
     Outstanding                             .97%            2.10%            .97%           2.10%


A provision for loan losses is generally charged to operations based upon management's evaluation of the potential losses in its loan portfolio. During the quarter ended June 30, 1996, management made a provision for $131,862 based on its evaluation of the loan portfolio, as compared to the provision of $730,000 made in the quarter ended June 30, 1995. The increase was primarily the result of the decision to charge-off two loans in which the bank had a junior lien position and had determined, based on current information, that there was insufficient value in the collateral to provide recovery of the amounts due the Bank after satisfaction of the superior liens.


5. Supplemental Disclosure of Cash Flow and Non-Cash Investing and Financing Activities


                                                    Six Months Ended June 30,
                                                    -------------------------
                                                        1996           1995
                                                        ----           ----

               Cash paid during the period for:
                  Interest expense                   $1, 751,136     2,678,302
                  Income taxes                       $     --           15,053


6. Real Estate Acquired through Foreclosure, Other Repossessed Assets and Allowance for Real Estate Losses

Real  Estate  Acquired  through  Foreclosure,   Other  Repossessed  Assets:  The
following is an analysis of the activity in real estate acquired through foreclosure and other repossessed assets for the periods presented:

                                                 Three Months                  Six Months
                                                Ended June 30,             Ended June 30, 1996
                                        ----------------------------------------------------------
                                            1996            1995            1996            1995
                                            ----            ----            ----            ----
Balance at beginning of period          $ 2,018,920      3,502,409      3,293,108        3,322,529
Acquired through foreclosure                 92,284      1,243,539        327,753        2,193,718
Add: Capitalized costs                       --             14,156         13,180           14,156
Less: Sale of real estate                   346,417     (1,286,560)    (1,850,898)      (1,510,966)
Less: Chargeoffs                             (7,745)       (34,760)       (26,101)        (580,653)
Less: Allowance for losses                   --               (123)         --                (123)
                                         ----------           ----      ---------             ----
Balance at end of period                $ 1,757,042      3,438,661      1,757,042        3,438,661
                                        ===========      =========      =========        =========


Allowance for Real Estate Losses: The following is an analysis of the activity in allowance for real estate losses for the periods presented:


                                                 Three Months                  Six Months
                                                Ended June 30,             Ended June 30, 1996
                                        ----------------------------------------------------------
                                            1996            1995            1996            1995
                                            ----            ----            ----            ----
Balance at beginning of period          $    --           113,957            --            216,050
Provision for REO losses                   7,745             --            26,101            --
Transfer from Mortgage Loans                 --           161,761            --            283,774
Add: Recoveries                              --               123                              246
Less: Chargeoffs,                       $ (7,745)        (275,718)        (26,101)        (499,947)
                                        --------         --------         -------         --------
Balance at end of period                  - 0 -               123          - 0 -               123
                                            =                 ===            =                 ===


7.   Investment Securities
                                                       At June 30, 1996
                                                       ----------------
                                                  Book Value     Market Value
                                                  ----------     ------------
Held to maturity:
Orange County, Florida Tax Certificates              10,769           10,769
FHLB Floating Rate Note, 4.3075% due 7/30/03      6,245,688        6,245,688
                                                  ---------        ---------
                                    Total         6,256,457        6,256,457
                                                  =========        =========

                                                       At June 30, 1996
                                                       ----------------
Available for sale:
FHLB Floating Rate Note, 5.020% due 3/10/97       $  497,188        497,188
FHLB Floating Rate Note, 4.250% due 3/16/98          486,094        486,094
FHLB Floating Rate Note, 3.572% due 6/17/98          935,000        935,000
FHLB Floating Rate Note, 4.132% due 6/25/98        1,656,484      1,656,484
FHLB Floating Rate Note, 3.515% due 7/15/98        1,407,656      1,407,656
FHLB Floating Rate Note, 3.515% due 7/15/98        1,407,656      1,407,656
FHLB Floating Rate Note, 3.782% due 7/28/98        3,142,719      3,142,719
                                                   ---------      ---------
                                    Total         $9,532,797      9,532,797
                                                  ==========      =========


The Bank's investment in obligations of U.S. government agencies consist of dual indexed bonds issued by the Federal Home Loan Bank. At June 30, 1996, the bonds had a market value of $15,554,985 and gross unrealized pre-tax losses of $1,545,015. The bonds have a par value of $17,100,000 and pay interest based on the difference between two indices. The majority of the bonds, approximately $14,795,000 at June 30, 1996, pay interest at the 10 year constant maturity treasury ("CMT") rate less the 3 month or 6 month LIBOR rate plus a contractual amount ranging from 2.3% to 4.0%. During the quarter ended June 30, 1996 the bank transferred $7,000,000 par value of the bonds maturing July 30, 2003 from the Available For Sale category to the Held To Maturity category.

8.   Debentures

The balance in "Debentures" at June 30, 1996 and December 31, 1995 was $250,000 and $420,000, respectively. These debentures have a 5 year maturity and an interest rate of 10% per annum. They are callable at any time and interest is payable annually. $170,000 of the debentures were called on January 10, 1996. The remainder of the Debentures mature in September, October, and November 1996.

9.   Advances from Federal Home Loan Bank

The following is an analysis of the advances from the Federal Home Loan Bank:

          Amounts Outstanding at June 30, 1996:
          ---------------------------------------------------------
          Maturity Date            Rate         Amount        Type
          -------------            ----         ------        ----
          07/01/96                 5.47%     $5,000,000     Fixed rate
          07/31/96                 5.60%      5,500,000     Variable rate
          09/15/96                 5.83%      5,000,000     Fixed rate
          06/28/97                 6.01%      5,000,000     Fixed rate
          09/15/98                 6.12%      5,000,000     Fixed rate
                                   ----       ---------
                    Total          5.80%     25,500,000
                                   ====      ==========

Variable rate advances reprice daily and may be repaid at any time without penalty. Fixed rate advances incur a prepayment penalty if repaid prior to maturity, and the interest rate is fixed for the term of the advance.

          Amounts Outstanding at:
          ------------------------------------------------
          Month-end                Rate         Amount
          ---------                ----         ------
          4/30/96                  5.77%      23,300,000
          5/31/96                  5.74%      24,700,000
          6/30/96                  5.80%      25,500,000

During the three-month and six-month periods ended June 30, 1996, average advances outstanding totaled $23.9 and $22.4 million, at average rates of 5.77% and 5.84%, respectively.


Advances from the FHLB are collateralized by loans and securities that totaled approximately $33.4 million and $7.0 million, respectively.

10.   Acquisitions

On April 3, 1992, the Bank acquired certain assets and liabilities of First Federal Savings and Loan Association of Seminole County, F.A. from the RTC. The Bank acquired approximately $77,988,000 of loans and assumed $120,227,000 in deposits and other liabilities. In addition, the Bank paid a net premium of approximately $2,056,269 to the RTC and First Guaranty Mortgage Corporation in connection with the acquisition. The Bank has amortized $1,618,820 of the premium as of June 30, 1996 as an adjustment to interest income. The acquisition was accounted for as a purchase.

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

12.   Stock Options

On May 5, 1993, the Board of Directors of the Company approved a Stock Option Plan for Directors. The Plan provides that a maximum of 176,968 shares of common stock (the "Option Shares") will be made available to directors and former directors of the Company. Options for all the Option Shares were issued on May 6, 1993 to 13 present and former directors. The options are for a term of ten
(10) years from the date of grant. The Options were issued at an exercise price of $6.40 per share determined at the time of issuance to be the fair market value of the underlying Common Stock subject to the Option on the date the Option was granted. No options have been exercised under the Plan at June 30, 1996.

In addition, the Company has issued stock options to certain sales representatives for their commitment in selling Federal Trust Corporation stock. These options have a strike price of $10.00 per share and will expire on October 26, 1999. At June 30, 1996 and 1995, options for 58,453 shares had been granted to various sales representatives.

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

In addition, the bank had to increase its loss reserves in 1994 and 1995 as a result of a higher level of non-performing loans. Although management believes that the level of non-performing assets should continue to decrease in future periods, unforeseen economic conditions and other circumstances beyond the Bank's control could result in material additions to the loss reserves in future periods if the level of non-performing assets increases. The Bank does anticipate additions to the loss reserves in future periods as part of the normal course of business, as the Bank's assets, consisting primarily of loans, are continually evaluated and the loss allowances are adjusted to reflect the potential losses in the portfolio on an ongoing basis. During the quarter ended June 30, 1996, the bank made an addition to its loan loss reserves based on its evaluation of the loan portfolio.

The Company has projected an operating profit for the full year of 1996, as a result of the improved interest rate spread, and the decrease in non-performing assets at the Bank, however, should interest rates rise during 1996 or non-performing assets increase due to unforeseen circumstances, the Company earnings could be adversely affected. In addition, during 1995, Congress considered various proposals for a one-time special assessment to be charged on all SAIF deposits to fully capitalize the SAIF at 1.25 percent of insured deposits. The proposed amount of the special assessment has been as high as $0.85 per $100 of SAIF deposits. Assuming that a special assessment was applied at the $0.85 rate based upon SAIF insured deposits at December 31, 1995, the Bank would incur additional deposit insurance premium expense of approximately $930 thousand which would be charged against current period income. The timing and amount of such an assessment cannot be accurately predicted at this time.

General

Federal Trust Corporation ("Company" or "Holding Company"), formerly FedTrust Corporation, was incorporated as a unitary savings and loan holding company in August 1988. The Company was capitalized on February 28, 1989 and acquired all outstanding common stock of Federal Trust Bank, a federally chartered savings bank (the "Bank"), formerly First Coast Savings Bank, F.S.B., in exchange for all the outstanding shares of the Company. Five shares of the Company's common stock were exchanged for each four shares of the Bank's common stock on that date. The acquisition of the Bank was accounted for as a pooling of interests. The Bank is currently the primary operating subsidiary of the Company and began operations on May 3, 1988.

The Company has been operating two non-bank subsidiaries, Federal Trust Properties Corp. ("FTPC"), a real estate holding and development company, organized December 12, 1994, and 1270 Leasing Co. ("1270 LC"), a real estate entity organized May 27, 1994, which leases the Holding Company's office located in Winter Park, Florida. Three former subsidiaries, First Coast Financial Corporation ("FCFC"), a mortgage broker, FC Construction Services Corp. ("FCCSC"), a commercial construction company and FedTrust Building Corporation ("FTBC"), which operated office buildings in Amelia Island, Florida were all disposed of during fiscal year 1993. The assets of FCCSC and FTBC were sold on July 31, 1993 and the companies were dissolved in December 1993. The stock of FCFC was sold on June 30, 1993. Operations of these subsidiaries were not significant to the consolidated entity.

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

The Company also formed FCCSC, a commercial construction company, during 1989. FCCSC actively marketed its services during 1989 by building and selling an office building, and during 1990 by buying and selling an office building site, developing and licensing plans for residential townhouse units, and providing technical and consulting services to a real estate contractor/developer, and in 1991 by continuing to provide significant technical and consulting services to real estate contractors and developers. During 1992, FCCSC continued to license plans for residential townhouse units, but no significant marketing of services of FCCSC occurred in 1992 or during 1993. In July 1993, the Company sold substantially all of the assets held by FCCSC to two unrelated third parties and ceased operations of FCCSC and the company was dissolved. During 1994, the purchaser of a portion of FCCSC's assets defaulted on its note which had been assigned to the Company and, in December 1994, FTPC, to whom the Company had assigned the note, acquired Georgia property through a deed in lieu of foreclosure and a Note through a voluntary assignment. In January 1996 FTPC sold the Georgia property with a book value of $17,350 for a purchase price of $15,703, resulting in a loss of $1,646. The property was sold to an unaffiliated party for cash.

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

During the past year FTPC has been in the initial stages of a HUD insured apartment development project, which during the quarter ended June 30, 1996, had advanced to the stage of applying for a mortgage insurance commitment. Based on the anticipated cash needs and continuing overhead for such a project, the Company concluded that it would be in the best interest of the Company, and its banking subsidiary, to sell FTPC, in order to focus the Company's efforts and resources on the Bank. On July 1, 1996, the Company sold the stock of FTPC for $425,354 consisting of $60,000 in cash, a note for $60,000 due August 8, 1996, a note for $230,354 due upon the earlier of certain events, but in any event due no later than July 31, 1997, and three notes for $25,000 each, due December 31, 1998, 1999 and 2000, respectively. In addition, the Company is renting the quarters it previously occupied to FTPC on a month to month basis, and plans to sub-lease the space to a long term tenant. The Company intends to dissolve 1270 LC during the third quarter of 1996, as it is no longer necessary to maintain the entity for purposes of the lease on the office space previously occupied by the Company.

As a result of the sale of FTPC and the impending dissolution of 1270 LC, the only remaining subsidiary of the Company will be the Bank, and the Company's expenses have been reduced to minimal levels, as there are no longer any salaried employees in the Company and its offices have been sub-let. As a part of this reorganization, Mr. James T. Bell resigned as Chairman, President and Chief Executive Officer of the Company, although he remains on the Board of Directors. The Board has named James V. Suskiewich, the Chairman, President and Chief Executive Officer of the Bank, to the positions previously held by Mr. Bell. As a part of this corporate reorganization, the Company has written off the remaining balance of the leasehold improvements, totaling $114,646, in the office space previously occupied by the Company.

On June 1, 1995, the Company assumed the lease from the Bank on the remote drive-in facility that had been previously used by the Bank. The current annual lease payment on this facility is $40,063. During the second quarter of 1996, the Company entered into a contract to sell this facility under the purchase option in the lease. This was done in order to terminate the remaining lease obligation which has 16 years remaining. The sale is anticipated to close in the third or fourth quarter of 1996 and the Company provided for the lease termination fee of $30,000 and the estimated closing costs of $8,000, in the second quarter of 1996. In addition, the Company wrote off the remaining balance of the leasehold improvements at the facility, totaling $34,921, during the second quarter of 1996.

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

The Bank's one year GAP position at March 31, 1996, the most recent report available, was -23%, as compared to -38% at March 31, 1995. The primary reason for the decrease in the one year GAP has been the ability of the Bank to extend the maturities of its liabilities and the sale of a portion of the dual-indexed bonds from the Bank's investment portfolio during the fourth quarter of 1995. As interest rates have declined in 1995 and 1996, the Bank's net interest spread has improved. Should interest rates begin to rise, the Bank's net interest income will be adversely affected as a result of its negative GAP, however, should interest rates decline further the Bank's net interest income will improve, as the rates paid on its liabilities will fall faster than the rates earned on its assets. In the most recent OTS examination, the Board was directed to develop and submit a plan to reduce the Bank's interest rate risk, as a result of the Bank's sensitivity to rising interest rates and the continued decline in its net interest spread.

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

The following table sets forth information about rates and yields:

                                                  Yields and Rates at
                                         --------------------------------------
                                         June 30,      December 31,    June 30,
                                           1996           1995           1995
                                           ----           ----           ----
Yields on:
     Loan portfolio                        7.83%          7.78%          7.98%
     Other interest-earning assets         4.23%          5.42%          6.47%
                                           ----           ----           ----
          Interest-earning assets          7.25%          7.29%          7.68%

Cost of:
     Deposits                              5.39%          5.64%          5.78%
     FHLB advances and other interest-
          bearing liabilities              5.85%          5.94%          6.43%
                                                          ----           ----
     Interest-bearing liabilities          5.47%          5.71%          5.89%
                                           ----
Interest rate spread                       1.78%          1.58%          1.79%


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

During the six-month period ended June 30, 1996, the Company used funds primarily from principal collected on loans, $12,880,206; proceeds from FHLB advances, $4,500,000; proceeds from loan sale receivable, $37,765; proceeds from the sale of real estate owned, $1,536,066; proceeds from loan sales, $4,084,252; and funds collected from advance payments of borrowers, $534,158; to fund the origination and purchase of loans, $17,317,457; decreases in net deposits, $4,499,724; decreases in other borrowings, $170,000; and an increase in cash, $1,513,389. As of June 30, 1996, the Bank had outstanding FHLB advances of $25,500,000. Management believes that in the future funds will be obtained from the above sources.


At June 30, 1996, loans-in-process, or closed loans scheduled to be funded over a future period of time, totaled $915,777. Loans committed, but not closed, totaled $2,297,218 and available lines of credit totaled $186,430. During the six-month period ended June 30, 1996, the Bank acquired $14.96 million in primarily domestic residential mortgage loans. The Company anticipates that other loan acquisitions will occur in the future. Funding for these amounts is expected to be provided by the sources described above.

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

Acquisitions

On April 3, 1992, the Bank acquired certain assets and liabilities of First Federal Savings and Loan Association of Seminole County, F.A. from the RTC. The Bank acquired approximately $77,988,000 of loans and assumed $120,227,000 in deposits and other liabilities. In addition, the Bank paid a net premium of approximately $2,056,269 to the RTC and First Guaranty Mortgage Corporation in connection with the acquisition. The Bank has amortized $1,618,820 of the premium as of June 30, 1996 as an adjustment to interest income. The acquisition was accounted for as a purchase.

Liquidity

As a member of the Federal Home Loan Bank system, the Bank is required to maintain a daily average balance of liquid assets equal to a specified percentage (currently 5%) of net withdrawable deposit accounts and borrowings payable in one year or less. Federal regulations also require that each member institution maintain short-term liquid assets of at least 1% of its net withdrawable deposit accounts and borrowings payable in one year or less. Generally, the Bank's management seeks to maintain its liquid assets at comfortable levels above the minimum requirements imposed by its regulators. At June 30, 1996, average liquidity was 10.65%.

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

Capital Requirements

The Bank is required to meet certain minimum regulatory capital requirements. The following table presents a summary of the capital requirements for adequately capitalized banks, the Bank's capital and the amounts in excess as of June 30, 1996:

                                           At June 30, 1996
                       ---------------------------------------------------------
                            Tangible             Core            Risk- Based
                       -----------------   ----------------   ------------------
                                        (Dollars in Thousands)

                                Percent              Percent           Percent
                      Amount   of Assets   Amount  of Assets  Amount  of Assets
                      ------   ---------   ------  ---------  ------  ---------
Regulatory Capital    7,629       5.45%    7,629     5.45%    8,398     11.14%
Requirement           2,099       1.50%    4,198     3.00%    6,033      8.00%
                      -----       ----     -----     ----     -----      ----
Excess                5,530       3.95%    3,431     2.45%    2,365      3.14%
                      =====       ====     =====     ====     =====      ====

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

On May 31, 1995, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights." This Statement amends FASB Statement No. 65, "Accounting for Certain Mortgage Banking Activities." This Statement requires that a mortgage banking enterprise assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. Statement 122 is effective prospectively for financial statements issued for fiscal years beginning after December 15, 1995; therefore, it is required to be implemented in the first quarter of 1996 for calendar year companies as is the Company.

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock Based Compensation." This Statement establishes financial accounting and reporting standards for stock-based employee compensation plans. Those plans include all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. Examples are stock purchase plans, stock options, restricted stock and stock appreciation rights. This Statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. This Statement is effective for transactions entered into in fiscal years that begin after December 15, 1995.

In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125 Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This Statement is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted.

The Securities and Exchange Commission has requested that the FASB develop new accounting standards that could require financial institutions to carry all financial instruments at their fair market value. Implementation of the standard would more than likely produce significant volatility in the measurement of periodic net earnings and capital.

Results of Operations

Comparison of the Three-Month Period Ended June 30, 1996 and 1995

General. The Company had a net loss for the three-month period ended June 30, 1996 of $163,126 or $.07 per share, compared to net loss of $643,581 or $.29 per share for the same period in 1995. The decrease in the net loss was due primarily to the decrease in provision for loan losses.

Interest Income and Expense. Interest income decreased to $2,431,706 for the three-month period ended June 30, 1996 from $2,764,854 for the same period in 1995. Interest income on loans decreased to $2,219,285 in 1996 from $2,280,994 in 1995, primarily as a result of a decrease in the average yield on the loan portfolio. Interest income on the securities portfolio decreased by $253,148 for the three-month period ended June 30, 1996 over the same period in 1995, as a result of a decrease in the amount of securities owned and a decrease in the average yield on securities held. Other interest and dividends decreased $18,291 during the same three-month period in 1996 from 1995 as a result of a decrease in the average volume of other interest-bearing assets. Management expects the rates earned on the portfolio to fluctuate with general market conditions.

Interest expense decreased to $1,700,408 during the three-month period ended June 30,1996 from $2,030,280 for the same period in 1995 due to a decrease in the amount of, and the average rate paid on, such deposits and FHLB advances. Interest on deposits increased to $1,405,622 in 1996 from $1,598,199 in 1995 as a result of decreased deposits and a decrease in the average rate paid, and interest on FHLB Advances decreased to $294,786 in 1996 from $432,081 in 1995 as a result of the decrease in the amount of advances outstanding and a decrease in the rates paid on advances. Management expects to continue to use FHLB advances when the proceeds can be invested wisely.

Provisions for Loan Losses. A provision for loan losses is generally charged to operations based upon management's evaluation of the potential losses in its loan portfolio. During the quarter, management did make a provision for loan losses of $131,862 based on its evaluation of the loan portfolio. The Bank's total provision for loan losses was $730,000 during the same period in 1995. Net charge-offs on loans totaled $972,854 during the three-month period ended June 30, 1996 and $161,761 during the three-month period ended June 30,1995. Total non-performing loans at June 30,1996 were $3,470,920 compared to $3,491,328 at June 30, 1995. The allowance for loan losses at June 30, 1996 was $1,092,024 or 31% of non-performing loans and .97% of net loans outstanding.

Total Other Income. Other income decreased from $135,116 for the three-month period ended June 30, 1995 to $62,628 for the same period in 1996. The decrease in other income was due to a decrease in rental income of $54,226 on the commercial rental property repossessed by the Company, a decrease of $12,040 in fees and services charges, and a decrease of $7,178 in other miscellaneous income, partially offset by an increase in gains on the sale of assets. Rental income decreased as a result of a reduction in the amount of rental property owned by the Company, and fees and service charges decreased primarily because of a decrease in the fees and charges earned by the Bank on deposit accounts. Other miscellaneous income decreased for the three-month period ended June 30, 1996 due primarily to decreased other loan income, and gains on the sale of assets increased by $956 for the three month period.

Total Other Expense. Other expense decreased to $1,067,255 the three-month period ended June 30, 1996 from $1,145,285 for the same period in 1995. The decrease in 1996 was the result of decreased employee compensation expense, decreased data processing expense, decreased professional fees, and decreased miscellaneous expense, partially offset by increased occupancy and equipment expense and FDIC insurance expense. Compensation decreased to $345,479 in 1996 from $389,357 in 1995 as a result of reductions in staff. Data processing expense decreased by $185 as a result of a decrease in the number of customer accounts at the bank. Professional fees decreased by $54,381 primarily as a result of decreased legal costs associated with non-performing loans. Other miscellaneous expense decreased by $120,845 due to reduced costs associated with repossessed assets. Occupancy and equipment expense increased by $134,665 in 1996 to $315,603 in 1996 due to the one time charges to writeoff the leasehold improvements at the Company's office in the amount of $114,646 and to writeoff the leasehold improvements at the closed drive-in facility in the amount of $34,921. These one time charges totaling $149,567 were partially offset by decreases in other occupancy and equipment expenses. FDIC Insurance expense increased by $6,594 as a result of increased deposits in the bank at the time of the assessments. Management expects professional fees and other miscellaneous expenses to decrease further as non-performing loans are resolved and repossessed assets are disposed of.


Comparison of the Six-Month Period Ended June 30, 1996 and 1995


General. The Company had a net loss for the six-month period ended June 30, 1996 of $159,653 or $.07 per share, compared to net loss of $672,774 or $.30 per share for the same period in 1995. The decrease in the net loss was due primarily to the decrease in provision for loan losses and decreased other expense offset partially by decreased net interest income and decreased other income.

Interest Income and Expense. Interest income decreased to $4,989,528 for the six-month period ended June 30, 1996 from $5,413,145 for the same period in 1995. Interest income on loans increased to $4,572,628 in 1996 from $4,404,325 in 1995, primarily as a result of an increase in the amount of loans outstanding. Interest income on the securities portfolio decreased by $513,465 for the six-month period ended June 30, 1996 over the same period in 1995, as a result of a decrease in the amount of securities owned and a decrease in the average yield on the securities. Other interest and dividends decreased $78,455 during the same six-month period in 1996 from 1995 as a result of a decrease in the average volume of other interest-bearing assets. Management expects the rates earned on the portfolio to fluctuate with general market conditions.

Interest expense decreased by $377,108 from $3,517,281 during the six-month period ended June 30, 1996 from $3,894,389 for the same period in 1995 due to a decrease in the amount of, and the average rate paid on, such deposits and FHLB advances. Interest on deposits decreased to $2,925,592 in 1996 from $2,941,098 in 1995 as a result of decreased deposits and a decrease in the average rate paid, and interest on FHLB Advances decreased to $591,689 in 1996 from $953,291 in 1995 as a result of the decrease in the amount of advances outstanding and a decrease in the rates paid on advances. Management expects to continue to use FHLB advances when the proceeds can be invested wisely.

Provisions for Loan Losses. A provision for loan losses is generally charged to operations based upon management's evaluation of the potential losses in its loan portfolio. During the first six months of 1996 management did make a provision for loan losses of $113,506 based on its evaluation of the loan portfolio. The Bank's total provision for loan losses was $732,323 during the same period in 1995. Net charge-offs on loans totaled $1,088,535 during the six-month period ended June 30, 1996 and $283,774 during the six-month period ended June 30,1995. Total non-performing loans at June 30,1996 were $3,470,920 compared to $3,491,328 at June 30, 1995. The allowance for loan losses at June 30, 1996 was $1,092,024 or 31% of non-performing loans and .97% of net loans outstanding.

Total Other Income. Other income decreased from $350,975 for the six-month period ended June 30, 1995 to $251,715 for the same period in 1996. The decrease in other income was due to a decrease in rental income of $88,412 on the commercial rental property repossessed by the Company, a decrease of $23,852 in fees and services charges, offset partially by an increase of $10,887 in gains on the sale of assets and an increase in other miscellaneous income of $2,117. Rental income decreased as a result of a reduction in the amount of rental property owned by the Company, and fees and service charges decreased primarily because of a decrease in the fees and charges earned by the Bank on deposit accounts. Gains on the sale of assets increased by $10,887 for the three month period. Other miscellaneous income increased for the six-month period ended June 30, 1996 due primarily to increased other loan income.

Total Other Expense. Other expense decreased to $2,010,220 the six-month period ended June 30, 1996 from $2,188,617 for the same period in 1995. The decrease in 1996 was the result of decreased employee compensation expense, decreased professional fees, and decreased miscellaneous expense, partially offset by increased occupancy and equipment expense, increased data processing expense, and increased FDIC insurance expense. Compensation decreased to $689,704 in 1996 from $806,775 in 1995 as a result of reductions in staff. Professional fees decreased by $94,646 primarily as a result of decreased legal costs associated with non-performing loans. Other miscellaneous expense decreased by $130,278 due to reduced costs associated with repossessed assets. Occupancy and equipment expense increased by $140,710 in 1996 to $485,074 in 1996 due to the one time charges to writeoff the leasehold improvements at the Company's office in the amount of $114,646 and to writeoff the leasehold improvements at the closed drive-in facility in the amount of $34,921. These one time charges totaling $149,567 were partially offset by decreases in other occupancy and equipment expenses. Data processing expense increased by $8,869 as a result of an increase in the charges from the service bureau that process customer accounts at the bank. FDIC Insurance expense increased by $14,019 as a result of increased deposits in the bank at the time of the assessments. Management expects professional fees and other miscellaneous expenses to decrease further as non-performing loans are resolved and repossessed assets are disposed of.

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

          Item 4. Submission of Matters to a Vote of Security Holders

On June 5, 1996, the Registrant held its annual meeting of shareholders at which the following matters were voted upon at the meeting:

1. Amendment of Restated           Votes For     Votes Against   Votes Abstained
Articles of Incorporation to
eliminate staggered terms and
multiple classes of directors
and provide for election of
directors for one year terms:      1,254,493          5,664               17,296

2. Election of Directors:
One Year Terms:
Edwin J. Feiler, Jr.               1,276,086
Aubrey H. Wright, Jr.              1,274,328

Directors whose terms are continuing are as follows:
One Year Terms:
James T. Bell
James V. Suskiewich

Two Year Terms:
Anne T. Coonrod
Francis T. West

3. Selection of KPMG Peat
Marwich as independent
auditor:                           1,265,285          3,418                8,750


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     FEDERAL TRUST CORPORATION
                                     (Registrant)


Date: August 7, 1996                 By: /s/ Aubrey H. Wright, Jr.
      ----------------                   -------------------------
                                     Aubrey H. Wright, Jr.
                                     Chief Financial Officer and duly authorized
                                     Officer of the Registrant

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILE PURSUANT TO SECTION 15(D) TO THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

(1) Notice of Annual Meeting of Shareholders to be held June 5, 1996

(2) Proxy  Statement for the Annual Meeting of  Shareholders  to be held June 5,
1996

                            FEDERAL TRUST CORPORATION
                               1270 Orange Avenue
                           Winter Park, Florida 32789
                           --------------------------

                    NOTICE OF ANNUAL MEETING OF SHAREHOLDERS
                             TO BE HELD JUNE 5, 1996
                           --------------------------

To the Shareholders of Federal Trust Corporation:

NOTICE IS HEREBY GIVEN that the 1996 Annual Meeting of Shareholders of Federal Trust Corporation (the "Company") will be held at the offices of Lowndes Drosdick Doster Kantor & Reed, P.A., 215 North Eola Drive, Orlando, Florida 32802-2809, on Wednesday, June 5, 1996 at 4:30 p.m. local time, for the purpose of considering and voting upon:

(1) A proposal to amend the Restated Articles of Incorporation of the Company to eliminate staggered terms and multiple classes of directors and to provide for the election of directors for one year rather than three year terms.

(2) A proposal to elect two (2) nominees of Class III to the Board of Directors of the Company to serve until either the annual meeting of shareholders in 1997 or 1999 depending on whether the proposal to amend the Restated Articles of Incorporation is approved.

(3) A proposal to ratify selection of KPMG Peat Marwick as independent auditors of the Company for the fiscal year ending December 31, 1996.

(4) Such other business as properly may come before the meeting and any adjournments thereof.

Information relating to the above matters is set forth in the attached Proxy Statement. All shareholders of record at the close of business on May 8, 1996 are entitled to receive notice of and to vote at the Annual Meeting or any adjournments thereof.

                                   By Order of the Board of Directors


                                   /s/ James T. Bell

                                   JAMES T. BELL
                                   Chairman of the Board
Winter Park, Florida
May 14, 1996

PLEASE READ THE ATTACHED PROXY STATEMENT AND THEN COMPLETE, SIGN, DATE AND RETURN THE ENCLOSED PROXY IN THE ACCOMPANYING POSTAGE-PAID ENVELOPE AS EARLY AS POSSIBLE. IF YOU ATTEND THE ANNUAL MEETING, YOU MAY REVOKE THE PROXY AND VOTE IN PERSON IF YOU SO DESIRE.

                            FEDERAL TRUST CORPORATION
                               1270 Orange Avenue
                           Winter Park, Florida 32789

                           --------------------------

                                 PROXY STATEMENT
                     FOR THE ANNUAL MEETING OF SHAREHOLDERS
                             TO BE HELD JUNE 5, 1996

This Proxy Statement is furnished to the shareholders of Federal Trust Corporation (the "Company") in connection with the solicitation of proxies by the Board of Directors of the Company to be voted at the 1996 Annual Meeting of Shareholders and at any adjournments thereof (the "Annual Meeting"). The Annual Meeting will be held on Wednesday, June 5, 1996 at 4:30 p.m., local time, at the offices of Lowndes Drosdick Doster Kantor & Reed, P.A., 215 North Eola Drive, Orlando, Florida 32802- 2809. The approximate date on which this Proxy Statement and the enclosed form of proxy are first being sent or given to shareholders is May 14, 1996.

             VOTING STOCK OUTSTANDING AND VOTE REQUIRED FOR APPROVAL
General

The securities that can be voted at the Annual Meeting consist of Common Stock of the Company, $0.01 par value per share (the "Common Stock"), with the holders of the Common Stock being entitled to one vote for each share on each matter submitted to the shareholders. Only shareholders of record as of the close of business on May 8, 1996 (the "Record Date") will be entitled to receive notice of, and to vote at, the Annual Meeting. On the Record Date, there were 2,239,928 shares of Common Stock outstanding, and no other classes of capital stock outstanding.

Vote Required

Each share of Common Stock outstanding on the Record Date is entitled to one vote. An affirmative vote of the majority of the outstanding shares of Common Stock as of the Record Date for the Annual Meeting is required for the approval of Proposal No. 1 which would amend the Restated Articles of Incorporation to eliminate staggered terms and multiple classes of directors and provide for the election of directors for one year rather than three year terms. An affirmative vote of a majority of the shares present and eligible to vote at the meeting is required for approval of Proposals Nos. 2 and 3 regarding the election of directors and the ratification of the Company's independent auditors being submitted to the shareholders for their consideration. Abstentions and broker non-votes will not be included in the total number of votes cast and therefore will have no effect on the outcome of the vote for Proposals No. 2 and 3 and will effectively count as a vote against Proposal No. 1.

                        VOTING AND REVOCATION OF PROXIES

Holders of Common Stock

Forms of proxies are being transmitted with this Proxy Statement to all shareholders of the Company. When such a proxy is properly executed and returned, the shares that it represents will be voted at the Annual Meeting in accordance with the instructions noted thereon. In the absence of such instructions, the shares represented will be voted FOR each proposal listed on the proxy and described herein. Any shareholder who executes and delivers a proxy may revoke it at any time before its exercise by filing with the Secretary of the Company a written instrument of revocation at 1270 Orange Avenue, Suite C, Winter Park, Florida 32789, or by executing and delivering to the Secretary a duly executed proxy bearing a later date, or by appearing at the meeting and voting in person. The mere presence of a shareholder at the meeting will not automatically revoke such shareholder's proxy. The Board of Directors of the Company does not know of any other business to be brought before the Annual Meeting, but it is intended that, as to any such other business, a vote will be cast pursuant to the proxy in accordance with the judgment of the persons named as proxies.

Costs of Solicitation

The Company will bear the entire cost of preparing, assembling, printing and mailing this Proxy Statement, the accompanying proxy and any additional material which may be furnished to shareholders. Copies of solicitation material will be furnished to brokerage houses, fiduciaries, nominees and custodians to forward to beneficial owners of stock held in their names and the Company will reimburse such brokerage houses and others for their reasonable expenses incurred in connection therewith. In addition to the use of the mails, proxies may be solicited by direct communication with certain shareholders or their representatives, including without limitation, telephone, telegraph or personal contact, by directors, officers and employees of the Company who will receive no additional compensation therefor.


                            COMMON STOCK OWNERSHIP OF
                    CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company is not aware of any person who, on May 8, 1996, was the beneficial owner of 5% or more of the Company's outstanding Common Stock, except for James
T. Bell and John M. Bell. Information concerning such ownership is set forth in the following table together with information concerning beneficial ownership by directors and officers as a group.

                                    Amount and Nature of
                                    Beneficial Ownership           Percent of
                                               ---------
               Beneficial Owner                                   Common Stock
               ----------------                                   ------------

James T. and John M. Bell               642,860(1)                    28.7
675 Osceola Avenue
Winter Park, Florida  32789

Directors and Executive Officers
     as a Group (6 persons)             733,720(1)                    32.8

- ----------
(1) Includes 7,643 shares held by Mr. Bell in his name, 12,500 shares held as trustee and 25,391 shares held as trustee under the Company's ESOP, with respect to which Mr. Bell exercises sole voting and investment power, 212,405 shares held by Mrs. Bell in her name, with respect to which Mrs. Bell exercises sole voting and investment power, 384,921 shares held by Mr. and Mrs. Bell as joint tenants, with respect to which Mr. and Mrs. Bell share voting and investment power.



                PROPOSAL NO. 1 - AMEND ARTICLES OF INCORPORATION

To amend the Articles of Incorporation to eliminate staggered terms and multiple classes of directors and to provide for the election of directors for one year rather than three year terms.

                            APPROVAL OF AMENDMENT TO
                     THE RESTATED ARTICLES OF INCORPORATION

General

On May 7, 1996 the Board of Directors unanimously proposed to amend the Restated Articles of Incorporation of the Company in the form attached hereto as Appendix "A" (the "First Amendment") and recommended that the Company's shareholders consider and adopt the First Amendment at the Annual Meeting of Shareholders. If approved by the affirmative vote of the holders of a majority of the outstanding Common Stock of the Company, the First Amendment will become effective upon filing with the Secretary of State of Florida. If Proposal No. 1 is approved, the filing will be made electronically immediately after the vote on Proposal No. 1 and prior to the vote on any other proposals. This will allow the vote for the nominees for directors to be conducted under the terms of the First Amendment.

Background

The Company was incorporated and its Articles of Incorporation filed with the Florida Secretary of State on August 5, 1988. Its Articles of Incorporation were subsequently amended by amendments filed with the Florida Secretary of State on September 23, 1988, November 4, 1988 and March 26, 1990. Articles of Restatement were filed with the Florida Secretary of State on August 2, 1990 and were subsequently amended by an amendment filed with the Florida Secretary of State on May 21, 1991. Restated Articles were filed with the Florida Secretary of State on October 5, 1994.

The changes proposed in the First Amendment will give the shareholders more input into and control over the Company. Staggered terms and multiple classes of directors will be eliminated. Directors will be elected for one year rather than three year terms, making it easier to bring in additional directors, and resulting in a Board of Directors which is more responsive to shareholder concerns.

Proposed Amendments to the Articles of Incorporation.

ARTICLE VI, DIRECTORS, SECTION 1 NUMBER AND TERM. This provision has been amended to phase out the staggered terms and multiple classes of directors. Each director shall be elected for a term of approximately one year, expiring at the annual meeting following his or her election.

ARTICLE VI, DIRECTORS, SECTION 2, DIRECTORSHIPS AND VACANCIES. This provision has been amended to reflect that staggered terms and multiple classes of directors are being phased out.

Pursuant to the proposed First Amendment, existing directors whose terms expire at an annual meeting will be elected for a term which expires at the next annual meeting. Existing directors whose terms do not expire at the 1996 annual meeting will continue to serve until their current term expires. Upon such expiration that directors position will be filled in accordance with the First Amendment which provided for a term which expires at the next annual meeting. Furthermore, any directors elected by the remaining directors to fill a vacancy on the Board of Directors will serve the remainder of the full term for which the director who held the vacant seat was originally elected.

Adoption of the First Amendment

The First Amendment must be approved by the favorable vote of the holders of a majority of the shares of Common Stock outstanding as of the Record Date for the Annual Meeting. The Board of Directors has unanimously proposed the First Amendment and recommended its adoption by the shareholders. If approved by the shareholders, the Company shall file, with the Florida Secretary of State, the First Amendment, which shall become effective at the time and date of filing. The filing will be made prior to the vote on any other proposals. Proxies solicited by the Board of Directors will be voted in favor of adoption of the First Amendment, unless the shareholders specify in their proxies a contrary choice.

The Board of Directors unanimously recommends a vote FOR the adoption of the First Amendment.

                     PROPOSAL NO. 2 - ELECTION OF DIRECTORS

The Board of Directors of the Company is currently divided into three classes, with the terms of office of each Class ending in successive years. The term of the director in Class III expires with this Annual Meeting. The directors of Class I and Class II will continue in office until the 1997 and 1998, annual meetings, respectively. At the present time, there are two directors in Class I, two directors in Class II and one director in Class III. The By-laws of the Company currently provide that the number of directors shall be fixed from time to time exclusively by the Board of Directors pursuant to a resolution adopted by a majority of the full Board. The Board has fixed the current number of directors at six by resolution dated May 7, 1996.

All proxies received by the Company will be voted in accordance with the instructions appearing on such proxies. In the absence of contrary instructions, the proxy will be voted for the election of the nominees whose names appear below. In the event that Proposal No. 1 has been approved by the favorable vote of a majority of the shares of Common Stock outstanding as of the Record Date for the Annual Meeting, then the proxy will be voted for terms for such nominees which expire at the 1997 Annual Meeting of Shareholders. If Proposal No. 1 is not approved, the proxy will be voted for terms for such nominees which expire at the 1999 Annual Meeting of Shareholders. In the event that any nominee is unable to serve (which is not anticipated), the persons designated as proxies will cast votes for the remaining nominees and for such other person as they may select. The election of the directors listed below requires the affirmative vote of a plurality of the votes cast by the holders of shares of the Company's Common Stock present in person or represented by proxy at the Annual Meeting, provided that a quorum is present.

The following table sets forth the name of the two nominees and each director continuing in office; a description of his positions and offices with the Company, if any; a brief description of his principal occupation and business experience during at least the last five years; directorships presently held by him in companies with registered securities, other than the Company; and certain other information including his age and number of shares of Company Common Stock beneficially owned as of May 8, 1996. If any nominee should become unavailable to serve for any reason (which is not anticipated), the persons named as proxies will vote all valid proxies for the election of the remaining nominees and for such other person or persons as may be designated by the Board of Directors, or to allow the vacancy created thereby to remain open until filled by the Board, or to reduce the authorized number of directors, as the Board of Directors recommends.




              [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

       THE BOARD OF DIRECTORS RECOMMENDS THAT SHAREHOLDERS VOTE "FOR" THE
            PROPOSAL TO ELECT AS DIRECTORS THE NOMINEES NAMED BELOW.

Information Concerning Nominees


                              NOMINEES FOR DIRECTOR
                                  FOR CLASS III

                                                                                                      Number of Shares of
                                                                                      Year First      Common Stock Owned
Nominee's                          Principal Occupation and Other                     Elected a       Beneficially at
Name, Age                          Information(2)                                     Director        March 31, 1996(3)
- ---------                          --------------                                     --------        -----------------

Edwin J.  Feiler,  Jr.(1),  61     Vice Chairman of the Board of Directors of the        1989             15,381
                                   Company; President, Metro Developers, Inc.,
                                   residential construction and property management
                                   company; general partner of American Housing
                                   Associates, a multi-family construction
                                   supervision and management partnership in
                                   Savannah, GA and Arlington, VA; resides
                                   in Savannah, Georgia (4)

Aubrey H. Wright, Jr., 49          Chief Financial Officer of the Company since           N/A                -0-
                                   April 1994 and Chief Financial Officer of
                                   Federal Trust Bank (the "Bank") since June 1993;
                                   from 1991 to 1993 President, Chief Operating
                                   Officer and Director of Essex Savings Bank,
                                   F.S.B. Palm Beach, Florida; 1989 to 1991
                                   President and Chief Financial Officer of Coral
                                   Savings and Loan Association, Coral Springs,
                                   Florida, and Senior Vice President of Ambassador
                                   Federal Savings, Tamarac, Florida(8)(9)


                                CLASS I DIRECTORS
                        TERM EXPIRING ANNUAL MEETING 1997

James T. Bell, 54                  Chairman of the Board and President of the            1988           642,860
                                   Company; President of the Bank in 1990;
                                   resides in Orlando, Florida(4)(6)(7)









                                                                                                      Number of Shares of
                                                                                      Year First      Common Stock Owned
Nominee's                          Principal Occupation and Other                     Elected a       Beneficially at
Name, Age                          Information(2)                                     Director        March 31, 1996(3)
- ---------                          --------------                                     --------        -----------------

James V. Suskiewich, 48            President & CEO of the Bank; from 1988 to 1993        1994              8,453
                                   President, CEO and a director of First Federal
                                   Savings Bank of the Glades in Clewiston,
                                   Florida; resides in Orlando, Florida(5)


                               CLASS II DIRECTORS
                        TERM EXPIRING ANNUAL MEETING 1998

Anne T. Coonrod, 51                Vice President of the Company since 1990;             1988             22,045
                                   Former Vice President, FedTrust Building
                                   Corporation and the Bank; Owner, Front and
                                   Center Gift Shops; Owner of Atlantic Seafood
                                   from 1973 to present; resides in Amelia
                                   Island, Florida(5)


Francis T. West, 76                Former Director of Crestar Bank; Past Mayor of        1989             44,981
                                   Martinsville, Virginia; President, Franklin
                                   Finance Company; Former Chairman & Owner, West
                                   Window Corporation; Chairman & Director,
                                   Multitrade Group, Inc.; resides in Martinsville,
                                   Virginia(4)
                                                                                                          ------
All Nominees,
Directors and Executive
Officers as a Group                                                                                      733,720


(1) If Proposal No. 1 above is approved, and the First Amendment is filed, the proposed term of the nominees for director shall expire as of the date of the 1997 Annual Meeting of Shareholders. If Proposal No. 1 is not approved, the proposed term of the nominees for director shall expire as of the date of the 1999 Annual Meeting of Shareholders.

(2) Except as otherwise indicated, all nominees and directors have been engaged in their principal occupations for more than the past five years. Age is determined as of March 31, 1996.

(3) Except for James T. Bell/John M. Bell and Francis T. West, who beneficially own 642,860 and 44,981 of the outstanding Common Stock of the Company, respectively, as of May 8, 1996, no other nominee or director owned beneficially 1% or more of the outstanding Common Stock of the Company or any shares of any class of Preferred Stock of the Company. This number includes all shares of Common Stock owned by each director's spouse or as custodian or trustee for minor children, over which shares such individuals, unless otherwise noted, effectively exercise voting and investment power.

(4)  Director of the Company only.

(5)  Director of the Company and the Bank.

(6) Based on their percentage of ownership, Mr. Bell and Mrs. Bell may be considered "controlling" persons of the Company.

(7)  Mr. Bell and Mrs. Bell are married.

(8)  Director of the Bank only.

(9) Coral Savings and Loan Association was placed under conservatorship by the Resolution Trust Corporation in January, 1991.

Meetings, Committees and Compensation of Directors

The Board of Directors conducts its business through meetings of the full Board, the Compliance Committee and the Nominating Committee. During the fiscal year ended December 31, 1995, the Board of Directors met 6 times, the Compliance Committee met 11 times and the Nominating Committee met one time. Each director attended 75% or more of the aggregate of all meetings of the Board of Directors and the Committees on which he or she may have served during such fiscal year held during the period for which each of them was a director.

The Compliance Committee is composed of Messrs West and Feiler and Ms. Coonrod. The purpose of the Compliance Committee is to monitor the Company's compliance with certain regulatory issues and requirements imposed on Federal Trust Bank (the "Bank") by the OTS and report to the Board its recommendations for continued or improved compliance with these issues.

The Nominating Committee is composed of Messrs. Bell and Suskiewich and Ms. Coonrod. The purpose of the Nominating Committee is to identify and recommend
(i) nominees for executive officer positions of the Company and its subsidiaries to the Board of Directors and (ii) nominees for election to the Board of Directors of the Company and its subsidiaries. The Nominating Committee will consider nominees recommended by shareholders but has not established any formal procedures for doing so.

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

                                           Annual Compensation(1)
- ----------------------------------------------------------------------------------------------------------
     Name and Principal                                 Other Annual         Restricted Stock
     Position(2)          Year    Salary        Bonus   Compensation(3)         Awards(4)       Options(5)
     -----------          ----    ------        -----   ---------------         ---------       ----------

James T. Bell, CEO        1995   $151,508        --          $27,279              --                --
                          1994   $182,327     $ 5,563        $21,870              --                --
                          1993   $173,645     $ 5,995        $24,632              --             107,674

James V. Suskiewich,      1995   $118,223     $16,000        $13,169              --                --
     CEO of the Bank      1994   $105,729     $ 5,000        $13,822              --                --
                          1993   $ 87,885        --          $11,495              --                --

(1) Includes all compensation in the year earned whether received or deferred at the election of the executive.

(2) Includes CEO. There were no other executives whose salary and bonus exceed $100,000 per year.

(3)  Includes the estimated value of:

     James T. Bell                      1995       1994      1993
     -------------                      ----       ----      ----
     Health insurance premiums        $5,044     $5,152    $5,550
     Life insurance premiums           5,556         36     5,340
     Disability                        7,714      7,227     6,763
     Use of Company automobile         4,000      4,000     4,000
     Social/Country Club Dues          4,965      5,455     2,979
                                       -----      -----     -----
                              Total: $27,279    $21,870   $24,632

     James V. Suskiewich                1995       1994      1993
     -------------------                ----       ----      ----
     Health & Life insurance premiums $3,933     $3,926    $4,077
     Use of Company automobile         6,564      7,263     5,443
     Social/Country Club Dues          2,671      2,633     1,975
                                       -----      -----     -----
                              Total: $13,169    $13,822   $11,495

(4) Includes value of fully vested participation in the Company's Employee Stock Ownership Plan ("ESOP"). In 1990, the Company adopted an ESOP which provides that the Company can make a contribution to a trust fund for the purpose of purchasing shares of the Company's common stock on behalf of the participants. The Company pays the entire cost of the ESOP and all salaried employees of the Company who have completed six months of service are eligible to participate. The ESOP is qualified under Section 497(e)(7) of the Internal Revenue Code, under which subsidiaries may act as participating employees. In addition, the ESOP meets all applicable requirements of the Tax Replacement Act of 1986 and is qualified under
     Section 401 of the Internal Revenue Code.

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

Report of Board of Directors

The compensation of the Company's executive officers is determined by the Company's entire Board of Directors excluding any Director who is also an executive officer. The Chief Executive Officer (the "CEO") determines the salary range recommendations for all employees, including executives other than himself. The CEO presents these to the Board and the Board, in turn, reviews and analyzes all information submitted to it. Thereafter, the Board determines compensation of all executive officers of the Company including the compensation of the CEO.

Executive   Compensation   Policies  and  Program.   The   Company's   executive
compensation program is designed to:

         *Attract and retain qualified management of the Company; *Enhance short-term financial goals of the Company; and *Enhance long-term shareholder value of the Company.

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

The Company and Bank entered into an employment agreement with James V. Suskiewich ("Agreement"). Mr. Suskiewich is a director of the Company and serves as the Chief Executive Officer and President of the Bank. The Agreement which became effective September 1, 1995 has a three-year term. The Agreement provides for a minimum base salary of $120,000 per year. Mr. Suskiewich is entitled to a discretionary performance bonus payable annually for the duration of the Agreement. For the year ended December 31, 1995, Mr. Suskiewich received a performance bonus of $10,000. The base salary and any bonus is paid by the Bank. In addition to the base salary and bonus, the Agreement provides for participation in all employee benefits, stock option plans, pension plans, insurance plans and other fringe benefits including club memberships and business related expenditures commensurate with his position. On each successive anniversary of the employment contract, the Board of Directors is required to vote on whether the Agreement should be extended an additional year so that the remaining term shall be three years. The decision to extend the Agreement is within the sole discretion of the Board of Directors.

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

As of December 31, 1995, and as of May 8, 1996, neither the Company nor the Bank had any loans outstanding to directors or executive officers. The Bank, however, did make $737,472 in commercial loans to Morrone, Smoker and Grill, Inc., whose President Jack L. Morrone is the brother-in-law of the Company's Chairman and Chief Executive Officer. Mr. Morrone is considered to be an "affiliate", as that term is defined by SEC regulations. This largest outstanding balance during 1995 was $741,786. As of March 31, 1996 the balance was $486,202.

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

                   PROPOSAL NO. 3 - RATIFY SELECTION OF KPMG
                     PEAT MARWICK AS INDEPENDENT AUDITORS OF
                        THE COMPANY FOR THE FISCAL YEAR
                           ENDING DECEMBER 31, 1996.

The Board of Directors has appointed the KPMG Peat Marwick as the Company's independent accountants to audit the accounts of the Company for the 1996 fiscal year. KPMG Peat Marwick served as the Company's auditors for the fiscal years ended December 31, 1995, 1994, 1993, 1992, 1991, 1990 and in connection with those fiscal years they were also engaged by the Company to provide certain tax and consultant services. KPMG Peat Marwick plans to have a representative present at the annual meeting who will have the opportunity to make a statement if he desires to do so and is expected to respond to appropriate questions which the shareholders might have. The Board of Directors recommends that the shareholders vote FOR approval of the appointment of KPMG Peat Marwick as the Company's independent accountants for the succeeding year. If the appointment is not approved, the Board will select other independent accountants. Approval of the appointment requires the affirmative vote of a majority of the votes cast by the holders of shares of the Company's Common Stock present in person or represented by proxy at the Annual Meeting provided that a quorum is present.

                                   ----------

                 MATTERS NOT DETERMINED AT TIME OF SOLICITATION

The Board of Directors is not aware of any matters to come before the meeting other than the proposals set forth therein. If any other matter should come before the meeting, then the persons named in the enclosed form of proxy will have discretionary authority to vote all proxies with respect thereto in accordance with their judgment.

              FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION

The Company's 1995 financial statements, selected consolidated financial data, and management's discussion and analysis of financial condition and results of operations appear in its Annual Report on Form 10-K for the fiscal year ended December 31, 1995 which is being mailed to all shareholders along with this Proxy Statement. Said financial statements and sections are incorporated herein by reference.

                 SHAREHOLDERS' PROPOSALS FOR 1997 ANNUAL MEETING

Proposals of shareholders intended to be presented at the 1997 Annual Meeting should be submitted by certified mail, return receipt requested, and must be received by the Company at its office located at 1270 Orange Avenue, Winter Park, Florida 32787 on or before November 30, 1996 to be eligible for inclusion in the Company's Proxy Statement in form of proxy relating to that meeting. However, if next year's annual meeting of shareholders is held on a date more than 30 days before or after the corresponding date of the 1996 Annual Meeting, any shareholder who wishes to have a proposal included in the Company's proxy statement for that meeting must deliver a copy of the proposal to the Company a reasonable time before the proxy solicitation is made. The Company reserves the right to decline to include in the Company's proxy statement any shareholder's proposal which does not comply with the rules of the SEC for inclusion therein.

                                 VOTE OF PROXIES

All shares represented by duly executed proxies will be voted for the election of the nominees named above as directors unless authority to vote for the proposed slate of directors or any individual director has been withheld. If for any unforeseen reason any of said nominees should not be available as a candidate for a director, the proxies will be voted in accordance with the authority conferred in the proxy for such other candidate or candidates as maybe nominated by the Board of Directors. Proxies received in response to the proposal to amend the Restated Articles of Incorporation will be voted in favor of such proposal unless the shareholder instructs otherwise with respect to such proposal. With respect to the proposal to approve the appointment of KPMG Peat Marwick as the Company's independent accountants, all such shares will be voted for or against, or not voted, as specified on each proxy. If no choice is indicated, a proxy will be voted for the proposal to approve KPMG Peat Marwick as the Company's independent accountants.

                                        BY THE ORDER OF THE BOARD OF DIRECTORS

                                        By: /s/ James T. Bell
                                           ---------------------
                                           James T. Bell, Chairman of the Board
WINTER PARK, FLORIDA
May 14, 1996.

                                  APPENDIX "A"

                                    ARTICLES
                                  OF AMENDMENT
                   TO THE RESTATED ARTICLES OF INCORPORATION
                         OF FEDERAL TRUST CORPORATION


     Pursuant to the provisions of Sections 607.1003 and 607.1006 of the Florida Statutes, FEDERAL TRUST CORPORATION adopts the following Articles of Amendment to its Restated Articles of Incorporation:

     1. The name of the corporation is FEDERAL TRUST CORPORATION.

     2. The original Articles of Incorporation for the corporation were filed on August 5, 1988 and assigned Charter No. M92930 . The Articles of Incorporation were amended by amendments filed with the Secretary of State of the State of Florida on September 23, 1988, November 4, 1988 and March 26, 1990. Articles of Restatement of the Articles of Incorporation were filed on August 3, 1990 and amended on May 21, 1991. Restated Articles of Incorporation were filed on October 5, 1994.

     3. At a regular meeting of the Board of Directors of the corporation held on May 7, 1996 the Directors adopted and recommended to the corporation's Stockholders for approval, and at the annual meeting of the Stockholders of the corporation held on June 6, 1996 the Stockholders approved, an amendment to the corporation s Restated Articles of Incorporation to delete in their entirety Sections 1 and 2 of Article VI and to insert in lieu thereof new Sections 1 and 2 to read as follows:

          SECTION 1. NUMBER AND TERM. The number of directors shall be fixed from time to time exclusively by the Board of Directors pursuant to a resolution adopted by a majority of the Full Board. However, the maximum number of directors shall be eleven and the minimum number shall be three. At each annual meeting of Stockholder, directors shall be elected to succeed directors whose terms expire at such annual meeting for a term expiring at the next annual meeting of Stockholders.

          SECTION 2. NEW DIRECTORSHIPS AND VACANCIES. Newly created directorships resulting from any increase in the authorized number of directors or any vacancies in the Board of Directors resulting from death, resignation, disqualification, removal from office or other cause may be filled only by a majority vote of the directors then in office, though less than a quorum, and directors so chosen shall hold office for a term expiring at the next annual meeting of Stockholders. No decrease in the number of directors constituting the Board of Directors shall shorten the term of any incumbent director.

     4. The amendment was approved by the corporation's single class of Stockholders and the number of votes cast for approval was sufficient.

     IN WITNESS WHEREOF, the Chairman of the corporation has executed these Articles of Amendment this 6th day of June, 1996 on behalf of the corporation.

                                   FEDERAL TRUST CORPORATION


                                   By: /s/ James T. Bell
                                       ---------------------
                                      James T. Bell, Chairman