Form 10-Q
period 1996-09-30
FEDERAL TRUST CORP
filed 1996-11-13
CIK 842640

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

     For the Three Months Ended:            Commission File Number:
     ---------------------------            -----------------------
        September  30, 1996                        33-27139


                           FEDERAL TRUST CORPORATION
             (Exact name of registrant as specified in its charter)

               Florida                            59-2935028
               -------                            ----------
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

                    YES     X          NO
                           ---
       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

     Common Stock, par value $.01 per share                    2,239,928
     --------------------------------------                    ---------
                    (class)                     Outstanding at September 30,1996



--------------------------------------------------------------------------------

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES


                                     INDEX


PART I.  FINANCIAL INFORMATION

                    Item 1.   Financial Statements

                                                                            Page




          Consolidated Condensed Balance Sheets

               September 30, 1996 (unaudited) and December 31, 1995 . . . . . .2

          Consolidated Condensed Statements of Operations for the
               Three months and Nine months ended
               September 30, 1996 and 1995 (unaudited) . . . . . . . . . . . . 3

          Consolidated Condensed Statements of Cash Flows for the
               Three months and Nine months ended
               September 30, 1996 and 1995 (unaudited) . . . . . . . . . . . . 4

          Notes to Consolidated Condensed Financial Statements (unaudited)  5-12

     Item 2.   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations. . . . . . . . . . . . . . . 13-26

PART II.  OTHER INFORMATION

          Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .27



                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                         PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Consolidated Condensed Balance Sheets
                                  (Unaudited)

                                                                 September 30, 1996    December 31, 1995
                                                                 ------------------    -----------------
     Assets

Cash                                                                $   3,452,291         1,618,607
Interest bearing deposits                                                    --              51,154
Investment securities available for sale                                9,595,126        15,918,376
Investment securities held to maturity                                  6,283,082            19,093
Loans receivable, net (net of allowance for loan losses of
     $1,536,055 in 1996 and $2,060,568 in 1995)                       113,129,934       112,905,740
Accrued interest receivable - Loans                                       813,628           824,330
Accrued interest receivable - Securities                                  104,317           179,874
Notes Receivable                                                          305,354              --
Federal Home Loan Bank of Atlanta stock, at cost                        1,853,200         1,853,200
Loan Sale Proceeds receivable                                                --              37,765
Real Estate owned, net                                                  1,571,903         3,293,108
Property and equipment, net                                               950,979         1,291,974
Prepaid expenses and other assets                                         336,656           358,465
Deferred income taxes                                                   1,592,867           847,752
Income tax refund receivable                                        $        --           1,190,000
                                                                      -----------       -----------
     Total                                                            139,989,337       140,389,438
                                                                      ===========       ===========

          Liabilities and Stockholders Equity

Deposit accounts and accrued interest on deposits                   $ 104,710,214       109,203,123
Official Checks                                                           599,879           695,332
Federal Home Loan Bank advances                                        25,000,000        21,000,000
Debentures                                                                   --             420,000
Advance payments for taxes and insurance                                1,287,435           330,504
Accrued expenses and other liabilities                                  1,260,132           680,353
                                                                      -----------       -----------
     Total Liabilities
                                                                    $ 132,857,660     $ 132,329,312
                                                                      -----------       -----------

Stockholders equity
     Common stock, $.01 par value, 5,000,000 shares authorized;
          2,256,505 shares issued and outstanding at
          September 30, 1996 and December 31, 1995                  $      22,565            22,565
Additional paid -in capital                                            11,143,659        11,143,659
Retained earnings (accumulated deficit)                                (3,146,315)       (2,249,701)
Treasury stock (16,577 shares of common stock, at cost at
     September 30, 1996  and December 31, 1995)                           (76,525)          (76,525)
Unrealized loss on investment securities available for sale, net         (811,707)         (779,872)
                                                                      -----------       -----------

     Total stockholders equity                                          7,131,677         8,060,126
                                                                      -----------       -----------

     Total Liabilities and Stockholders Equity                      $ 139,989,337       140,389,438
                                                                      ===========       ===========

See accompanying Notes to Consolidated Condensed Financial Statements.



                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Operations

       For Three Months and Nine Months Ended September 30, 1996 and 1995
                                   (Unaudited)


                                                                      Three Months Ended             Nine Months Ended
                                                                         September 30,                  September 30,
                                                                         -------------                  -------------
                                                                      1996           1995           1996           1995
                                                                      ----           ----           ----           ----


Interest income:
     Loans                                                     $ 2,242,847      2,292,285      6,815,475      6,696,610
     Securities                                                    182,942        291,818        485,656      1,107,997
     Interest-bearing deposits and other                            61,395         64,302        175,581        256,943
                                                                    ------         ------        -------        -------
          Total interest income                                  2,487,184      2,648,405      7,476,712      8,061,550
                                                                 ---------      ---------      ---------      ---------

Interest expense:
     Deposit accounts                                            1,416,197      1,653,261      4,341,789      4,594,359
     Federal Home Loan Bank advances & other
     borrowings                                                    329,130        446,743        920,820      1,400,034
                                                                   -------        -------        -------      ---------
          Total interest expense                                 1,745,327      2,100,004      5,262,609      5,994,393
                                                                 ---------      ---------      ---------      ---------

Net interest income                                                741,857        548,401      2,214,103      2,067,157
Provision for loan losses                                          440,530         41,902        575,096        774,225
                                                                   -------         ------        -------        -------
Net interest income after provision                                301,327        506,499      1,639,007      1,292,932
                                                                   -------        -------      ---------      ---------

Other income:
     Fees and service charges                                       23,233         31,254         76,901        108,774
     Rents                                                            --           29,787          7,706        125,906
     Gain on sale of assets                                           --           51,372        153,321        193,806
     Other miscellaneous                                            18,110         18,582         55,129         53,484
                                                                    ------         ------         ------         ------
          Total other income                                        41,343        130,995        293,057        481,970
                                                                    ------        -------        -------        -------

Other expenses:
     Employee compensation & benefits                              288,222        367,857        977,926      1,174,632
     Occupancy and equipment                                       140,830        169,753        625,903        514,117
     Data procession expense                                        20,735         18,625         66,206         55,227
     Professional fees                                              84,398        273,562        342,216        626,026
     FDIC Insurance                                                795,060         79,066        955,010        224,997
     Other miscellaneous                                           164,606        352,986        515,748        855,467
                                                                   -------        -------        -------        -------
          Total other expense                                    1,493,851      1,261,849      3,483,009      3,450,466
                                                                 ---------      ---------      ---------      ---------

Net income before income tax                                    (1,151,181)      (624,355)    (1,550,945)    (1,675,564)

Income tax                                                        (414,425)      (224,769)      (654,536)      (603,204)
                                                                  --------       --------       --------       --------

Net income                                                     $  (736,756)      (399,586)      (896,409)    (1,072,360)
                                                                  ========       ========       ========     ==========

Per share amounts:
Earnings per share                                                    (.33)         (0.18)          (.40)         (0.48)
Cash dividends per share                                              0.00           0.00           0.00           0.00
Weighted average number of shares outstanding                    2,239,928      2,239,928      2,239,928      2,239,928
                                                                 ---------      ---------      ---------      ---------

See accompanying Notes to Consolidated Financial Statements



                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows

              For the Nine Months Ended September 30, 1996 and 1995
                                   (Unaudited)



                                                                                   1996             1995
                                                                                   ----             ----


Cash flows from operating activities:
     Net income                                                            $   (896,409)      (1,072,360)

     Adjustments to reconcile net income to net cash
          provided by (used in) operating activities:
     Depreciation & amortization of property & equipment                        297,896          145,731
     Amort. (net) of premiums, fees & disc. on loans & securities                26,991          254,980
     (Increase) Decrease in prepaid expenses & other assets                     449,867        1,076,591
     Increase (Decrease) in accrued expenses & other liabilities                576,232          (10,086)
     Provision for allowance on real estate owned                                94,861          158,220
     Provision (charge-off) for loan losses                                     554,036          774,225
     (Increase) Decrease in accrued interest receivable                          86,259          227,536
     (Increased) Decrease in loan sale proceeds receivable                       37,765        2,491,359
     Increase (Decrease) in official checks                                     (95,453)         526,489
     Increase (Decrease) in accrued interest on deposit accounts                  3,547            9,057
                                                                                  -----            -----
          Net cash provided by (used in) operating activities                 1,135,592        4,581,742
                                                                              ---------        ---------

Cash flows from investing activities:
     Acquisition of office properties and equipment                              (1,344)         (15,145)
     Sale (Purchase) of Federal Home Loan Bank of Atlanta stock                    --            121,800
     Proceeds collected from loan sales                                       4,084,252        2,726,652
     (Acquisition) of real estate owned                                       1,626,344         (191,073)
     Sale of securities, available for sale                                        --               --
     Principal collected on securities held to maturity                           8,324           23,778
     Principal collected on loans                                            17,967,352       18,718,714
     Loans originated or purchased                                          (23,082,012)     (30,285,516)
                                                                            -----------      -----------
          Net cash provided by (used in) investing activities                   602,916       (8,900,790)
                                                                                -------       ----------

Cash flows from financing activities:
     Increase (Decrease) in deposits, net                                    (4,492,909)       8,375,725
     Increase (Decrease) in Federal Home Loan Bank advances                   4,000,000       (8,400,000)
     Increase (Decrease) in other borrowings                                   (420,000)            --
     Dividends                                                                     --               --
     Net increase in advance payments by borrowers for taxes &
     insurance                                                                  956,931          607,604
                                                                                -------          -------
          Net cash provided by (used in) financing activities                    44,022          583,329
                                                                                 ------          -------

Increase in cash and cash equivalents                                         1,782,530       (3,735,719)
Cash and cash equivalents at beginning of period                              1,669,761        7,604,389
                                                                              ---------        ---------
Cash and cash equivalents at end of period                                    3,452,291        3,868,670
                                                                              =========        =========

See accompanying Notes to Consolidated Condensed Financial Statements

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

The Company's primary investment is the ownership of the Bank. The Bank is chartered as a federal stock savings bank and is primarily engaged in the business of obtaining funds in the form of deposits and Federal Home Loan Bank ("FHLB") advances and investing such funds in permanent loans on residential and, to a lesser extent, commercial real estate primarily in Florida, in various types of construction and other loans, and in investment securities. The Holding Company has been operating two non-bank subsidiaries, Federal Trust Properties Corp. ("FTPC"), a real estate holding and development company, organized December 12, 1994, and 1270 Leasing, Co. ( 1270 LC"), a real estate leasing entity organized May 27, 1994, which leases the Holding Company's office located in Winter Park, Florida. Prior to June 30, 1993, the Company operated three other subsidiaries, First Coast Financial Corporation ("FCFC"), a residential mortgage broker, FC Construction Services Corp. ("FCCSC"), a small commercial construction and consulting company and FedTrust Building Corporation ("FTBC"), the owner of the First Coast Plaza office complex. The stock of FCFC and the assets of FCCSC and FTBC were sold in June and July 1993 and the corporate entity of FCCSC and FTBC were dissolved in December 1993. On July 1, 1996, the Company sold FTPC to an unaffiliated third party and is renting the office space previously occupied by the Company to FTPC. On September 26, 1996, the Company dissolved 1270 Leasing Co.

The balance sheets as of September 30, 1996 and December 31, 1995, and the statements of operations for the three-month and nine-month periods ended September 30, 1996 and 1995, and the statement of cash flows for the nine-month period ended September 30, 1996 and 1995 include the accounts and operations of the Company and all subsidiaries. All material intercompany accounts and transactions have been eliminated.

In the opinion of management of the Company, the accompanying consolidated condensed financial statements contain all adjustments (principally consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996, the results of operations for the nine-month period ended September 30, 1996 and 1995 and cash flows for the nine-month period ended September 30, 1996 and 1995. The results of operations for the nine-month period ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10 - K for the year ended December 31, 1995.

2.   Summary of Significant Accounting Policies

Per Share Amounts:
Earnings per share is computed using the weighted average number of common shares outstanding during the period.

Real Estate:

Real estate acquired through foreclosure is recorded at the lower of cost (unpaid loan balance plus foreclosure expenses) or estimated fair value at the time of acquisition. Subsequently, such real estate acquired is carried at the lower of cost or fair market value less estimated costs to sell. Fair market value is based on current appraisals reduced by estimated costs to sell.

3.     Loans

The Financial Accounting Standards Board (FASB) has issued Standard No. 114, Accounting by Creditors for Impairment of a Loan, which requires that all creditors value all specifically reviewed loans for which it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement at the present value of expected cash flows, market price of the loan, if available, or the fair value of the underlying collateral. Expected cash flows are required to be discounted at the loan's effective interest rate. FASB 114 does not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. Loans collectively reviewed by the Bank for impairment include all residential, consumer, and non-residential loans that are less than 90 days delinquent, excluding loans which are individually reviewed based on specific information or events, such as the condition of the collateral. The Standard is required for fiscal years beginning after December 15, 1994.

The FASB also has issued Standard No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, that amends FASB Standard No. 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan and by requiring additional disclosures about how a creditor recognizes interest income related to impaired loans. This Standard is to be implemented concurrently with Standard No. 114.

On January 1, 1995, the provisions of Standards No. 114 and 118 were adopted. The adoption of the Standards required no increase to the allowance for loan losses and had no impact on net income in the first nine months of 1995 or 1996.

As a matter of policy, the Bank classifies all loans 90 days or more past due as non-performing and does not accrue interest on these loans and reverses all accrued and unpaid interest, however, a non-performing loan is not considered impaired if all amounts due including contractual interest are expected to be collected. When the ultimate collectibility of an impaired loan s principal is in doubt, wholly or partially, all cash receipts are applied to principal. When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement first to interest income and then to principal. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been forgone. Further cash receipts are recorded as recoveries of any amounts previously charged off.

A loan is also considered impaired if its terms are modified in a troubled debt restructuring after January 1, 1995. For these accruing impaired loans, cash receipts are typically applied to principal and interest receivable in accordance with the terms of the restructured loan agreement. Interest income is recognized on these loans using the accrual method of accounting. As of September 30, 1996, there were no accruing impaired loans of this type.

At September 30, 1996, impaired loans amounted to $4.47 million. Included in the allowance for loan losses is $934 thousand related to the impaired loans. The Bank measures impairment on collateralized loans using the fair value of the collateral, and on unsecured loans using the present value of expected future cash flows discounted at the loan's effective interest rate. At September 30, 1996 all impaired loans were evaluated on the fair value method.

In the first nine months of 1996, the average recorded investment in impaired loans was $5.32 million and $197.2 thousand of interest income was recognized on loans while they were impaired. All of this income was recognized using a cash basis method of accounting.




4.   Allowance for Losses

Allowance for Loan Losses: The following is an analysis of the activity in the allowance for loan losses for the periods presented:





                                                                Three Months                          Nine Months
                                                            Ended September 30,                   Ended September 30,
                                                            -------------------                   -------------------
                                                             1996             1995              1996              1995
                                                             ----             ----              ----              ----
Balance at beginning of period                          1,092,024        2,378,838         2,060,568         1,974,950
Provision for loan
losses                                                    440,530           41,902           554,036           774,225
Transfer (to) from REO                                       --               --                --            (283,774)
Less Charge-offs                                             --            (58,988)      (1 ,088,535)         (103,649)
Plus recoveries                                             3,501            1,580             9,986             1,580
                                                            -----            -----             -----             -----
Balance at end of period                                1,536,055        2,363,332         1,536,055         2,363,332
                                                        =========        =========         =========         =========

Loans Outstanding                                     113,129,934      116,682,437       113,129,934       116,682,437
Ratio of charge-offs to Loans Outstanding                  - 0 -%              .05%              .96%              .09%
Ratio of allowance to Loans Outstanding                      1.36%            2.03%             1.36%             2.03%


A provision for loan losses is generally charged to operations based upon management's evaluation of the potential losses in its loan portfolio. During the quarter ended September 30, 1996, management made a provision for $440,530 based on its evaluation of the loan portfolio, as compared to the provision of $41,902 made in the quarter ended September 30, 1995. The increase was primarily the result of a new appraisal obtained at the direction of the OTS on the collateral for a loan that has been at the Bank since 1990. Although the loan is current, the appraisal indicated an additional reserve was required on the loan to properly reserve it at its current market value.

5. Supplemental Disclosure of Cash Flow and Non-Cash Investing and Financing Activities


                                        Nine Months Ended September 30,
                                        -------------------------------
                                               1996          1995
                                               ----          ----


Cash paid during the period for:
Interest expense                         $    2,588,978    3,899,475
Income taxes                             $          --        15,053

6. Real Estate Acquired through Foreclosure, Other Repossessed Assets and Allowance for Real Estate Losses

Real  Estate  Acquired  through  Foreclosure,   Other  Repossessed  Assets:  The
following is an analysis of the activity in real estate acquired through foreclosure and other repossessed assets for the periods presented:


                                        Three Months Ended             Nine Months Ended
                                           September 30,                 September 30,
                                           -------------                 -------------
                                        1996           1995           1996           1995
                                        ----           ----           ----           ----
Balance at beginning of period     1,757,042      3,438,661      3,293,108      3,322,529
Acquired through foreclosure          71,639        379,118        399,392      2,572,836
Add: Capitalized costs                13,556         39,187         26,736         53,343
Less: Sale of real estate           (201,574)      (561,178)    (2,052,472)    (2,072,144)
Less: Chargeoffs                     (68,760)      (213,236)       (94,861)      (794,012)
Less: Allowance for losses              --             --             --             --
                                   ---------      ---------      ---------      ---------
Balance at end of period           1,571,903      3,082,552      1,571,903      3,082,552
                                   =========      =========      =========      =========

Allowance for Real Estate Losses: The following is an analysis of the activity in allowance for real estate losses for the periods presented:

                                      Three Months Ended       Nine Months Ended
                                        September 30,             September 30,
                                        -------------             -------------
                                      1996         1995         1996         1995
                                      ----         ----         ----         ----

Balance at beginning of period       - 0 -          123        - 0 -      216,050
Provision for REO losses            68,760      158,220       94,861      158,220
Transfer from Mortgage Loans          --           --           --        283,774
Add: Recoveries                       --           --           --            246
Less: Chargeoffs                   (68,760)    (158,343)     (94,861)    (658,290)
                                   -------     --------      -------     --------
Balance at end of period             - 0 -        - 0 -        - 0 -        - 0 -
                                   =======     ========      =======     ========


7. Investment Securities
                                                 At September 30, 1996
                                                 ---------------------
                                               Book Value   Market Value
                                               ----------   ------------

Held to maturity:
Orange County, Florida Tax Certificates            10,769       10,769
FHLB Floating Rate Note, 4.3075% due 7/30/03    6,272,313    6,046,250
                                                ---------    ---------
          Total                                 6,283,082    6,057,019
                                                =========    =========

                                                At September 30, 1996
                                                ---------------------
Available for sale:
FHLB Floating Rate Note, 5.020% due 3/10/97  $   497,969      497,969
FHLB Floating Rate Note, 4.250% due 3/16/98      486,094      486,094
FHLB Floating Rate Note, 3.572% due 6/17/98      942,500      942,500
FHLB Floating Rate Note, 4.132% due 6/25/98    1,666,875    1,666,875
FHLB Floating Rate Note, 3.515% due 7/15/98    1,417,969    1,417,969
FHLB Floating Rate Note, 3.515% due 7/15/98    1,417,969    1,417,969
FHLB Floating Rate Note, 3.782% due 7/28/98    3,165,750    3,165,750
                                               ---------    ---------
                    Total                    $ 9,595,126    9,595,126
                                               =========    =========


The Bank's investment in obligations of U.S. government agencies consists of dual indexed bonds issued by the Federal Home Loan Bank. At September 30, 1996, the bonds had a market value of $15,641,376 and gross unrealized pre-tax losses of $1,458,624. The bonds have a par value of $17,100,000 and pay interest based on the difference between two indices. The majority of the bonds, approximately $14,883,600 at September 30, 1996, pay interest at the 10 year constant maturity treasury ( CMT ) rate less the 3 month or 6 month LIBOR rate plus a contractual amount ranging from 2.3% to 4.0%. The remaining Orange County, Florida tax certificates, totaling $10,769, have been reserved at 100% of book value in accordance with bank policy which requires the certificates to be fully reserved after three years.

8.   Debentures

The balance in Debentures at September 30, 1996 and December 31, 1995 was $0 and $420,000, respectively. These debentures have a 5 year maturity and an interest rate of 10% per annum. They are callable at any time and interest is payable annually. $170,000 of the debentures were called on January 10, 1996, and $250,000 were called on August 31, 1996.

9.   Advances from Federal Home Loan Bank

The following is an analysis of the advances from the Federal Home Loan Bank:


Amounts Outstanding at September 30, 1996:


  Maturity Date               Rate     Amount         Type
  -------------               ----     ------         ----
     10/01/96                 6.05% $ 1,400,000    Variable rate
     10/31/96                 6.05%   8,600,000    Variable rate
     06/28/97                 6.01%   5,000,000    Fixed rate
     09/16/97                 6.01%   5,000,000    Fixed rate
     09/15/98                 6.12%   5,000,000    Fixed rate
                              ----    ---------
          Total               6.05%  25,000,000
                              ====   ==========

Variable rate advances reprice daily and may be repaid at any time without penalty. Fixed rate advances incur a prepayment penalty if repaid prior to maturity, and the interest rate is fixed for the term of the advance.

          Amounts Outstanding at:
          -----------------------
          Month-end      Rate      Amount
          ---------      ----      ------
          7/31/96        5.93%   22,800,000
          8/31/96        5.78%   24,100,000
          9/30/96        6.05%   25,000,000

During the three-month and nine-month periods ended September 30, 1996, average advances outstanding totaled $24.0 and $23.1 million, at average rates of 5.92% and 5.86%, respectively.

Advances from the FHLB are collateralized by loans and securities that totaled approximately $31.2 million and $7.0 million, respectively.

10.  Acquisitions

On April 3, 1992, the Bank acquired certain assets and liabilities of First Federal Savings and Loan Association of Seminole County, F.A. from the RTC. The Bank acquired approximately $77,988,000 of loans and assumed $120,227,000 in deposits and other liabilities. In addition, the Bank paid a net premium of approximately $2,056,269 to the RTC and First Guaranty Mortgage Corporation in connection with the acquisition. The Bank has amortized $1,616,237 of the premium as of September 30 , 1996 as an adjustment to interest income. The acquisition was accounted for as a purchase.

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

The first significant supervisory concerns regarding the Bank's operation and underwriting policy were cited by the OTS in the Bank's December 1992 examination. In response to the supervisory concerns, in January 1993, the Bank hired a new Chief Executive Officer/President who was given the responsibility of evaluating existing personnel, policies and procedures and the development of new operating strategies for the Bank.

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

In the examinations of the Holding Company and the Bank, which were completed in April, 1994, the OTS cited the Holding Company and the Bank with certain deficiencies, many of which were the subject of individual Cease and Desist Orders that were entered into on October 3, 1994 (collectively, the Orders ). The Bank's Order superseded the 1993 Supervisory Agreement with the OTS. Management of the Holding Company and the Bank consented to the issuance of the respective Orders, without admitting or denying that grounds for such Orders existed.

Certain OTS examination directives which were not included in the Holding Company's Order, require management of the Holding Company to amend the Holding Company's office lease with an affiliated party to better reflect market terms and conditions; discount certain notes receivable to better reflect market rates; require officers to submit detailed expense reports to the Board of Directors; discontinue use of the Bank's credit cards for Holding Company expenditures; and obtain written approval from the Board of Directors for all Holding Company expenses. The Board and management of the Holding Company believe that the Holding Company has complied and is in compliance with each of these directives.

Certain OTS examination directives that were not included in the Bank's Order, required management of the Bank to ensure adequate documentation of accounting information, modify loan relationships to comply with loans to one borrower; obtain appraisals for certain collateral property; obtain Board of Directors approval for changes to policies and procedures of the Bank; increase the amount of the general valuation allowance to $1.85 million and effectuate changes in the management of the lending department, establishing guidelines and individual responsibility for monitoring loan maturities, collection and foreclosures. The Board and management believe the Bank has complied and is in compliance with each of these directives.

Under the Holding Company's Order, the Company: (i) cannot request dividends from the Bank without written permission from the OTS; (ii) must reimburse the Bank for the Holding Company's expenses; (iii) develop a Management Services Agreement with the Bank which provides for the reimbursement of employees who work for both the Bank and the Holding Company; (iv) must appoint a Compliance Committee to report to the Board of Directors as to the Company's compliance with the Order; and (v) the Board must report to the OTS on a quarterly basis the Company's compliance with the Order.

The Bank's Order provides for the Board of Directors to: (i) develop, adopt and adhere to policies and procedures to strengthen the Bank's underwriting, administration, collection and foreclosure efforts; (ii) review and revise underwriting policies and procedures to comply with regulatory requirements;
(iii) record minutes of the Loan Committee and grant loans only on procedures to comply with regulatory requirement; (iv) record minutes of the Loan Committee and grant loans only on terms approved by the Loan Committee; (v) develop and implement a written plan to collect, strengthen and reduce the risk of loss for all real estate owned and for certain loans at risk and secured by real estate;
(vi) comply with policies and procedures requiring written inspection of development and construction loans; (vii) pay no more than market rate, determined by a rent study approved by the OTS for lease of the Bank's offices;
(viii) make no payment of taxes owed by a person affiliated with the Bank; (ix) seek a Management Services Agreement for work performed for the Holding Company by Bank employees; (x) develop and submit for approval a three year business plan; (xi) comply with loans to one borrower policy; (xii) make no capital distribution to the Holding Company without the consent of the OTS; (xiii) appoint a compliance committee; (xiv) refrain from purchasing additional dual indexed bonds.

The Orders require the Holding Company and the Bank to establish separate Compliance Committees. The Compliance Committee meets monthly to review, in detail, the terms of the Orders to ensure that the respective companies are in compliance with their Orders. The Bank also contracted with a company specializing in the review of the system of internal controls and operating procedures of financial institutions, including compliance with internal policies and procedures.

In the OTS examinations of the Company and the Bank which were completed by OTS in June 1995, the OTS found the companies to be substantially in compliance with their Orders. With regard to the Bank, the OTS found improvement is a number of areas. In August 1995, the OTS informed the Company that it was conducting an expanded examination of the Company with regard to certain transactions that were entered into by prior Bank management in 1990 and 1991. As of the date of this filing, the OTS has not advised the Company whether the expanded examination has been concluded.

The OTS completed its most recent examination of both the Company and the Bank in September, 1996. The examination of the Company focused on the interaction between the Bank and Company and the effect of that interaction on the operation of the Bank. The OTS cited two instances which it characterized as having an appearance of a conflict of interest involving the Company's former President. The Company s Board of Directors disagrees with the conclusions and findings in the examination report. The first such instance was the sale of Federal Trust Properties Corporation ( FTPC ). The Board believes that the sale of FTPC to an unrelated third-party which was conducted in an arms-length transaction, was in the best interests of the Company's shareholders. The OTS contends that this transaction raised certain issues including the Board's failure to operate the Company in a safe and sound manner by failing to prevent the appearance of conflicts of interest in violation of the Company's Order. The Board does not believe that the sale violated any federal regulations, the Order, or was an unsafe or unsound transaction. The decision to sell FTPC was part of the Company's strategy to downsize its activities with the sole focus being the operations of the Bank, while at the same time recouping its investment in FTPC.

The second instance cited by the OTS as an appearance of a conflict of interest was the manner in which the potential sale of the Company was handled. The Board engaged the services of an experienced investment banking firm to explore opportunities to sell the Company. No acceptable definitive sale opportunities were presented to the Board by the investment banker. The OTS stated that the former President controlled all offers with little reporting to or input from other Board members. The OTS was also critical of the fact that it appeared the marketing materials required the purchase of the Bank's headquarters building as part of any sale/purchase of the Company. The office building in which the Bank is headquartered is owned by the wife of the former President. The current lease for the Bank's headquarters was approved by the OTS. The OTS stated that the former President's conduct in connection with the potential sale of the Company is indicative of the degree of control he exerted over the Company at that time. The Board disagrees with this conclusion. The purchase of the Bank's headquarters was not a condition for the sale. The Board has determined that it is not in the best interest of the stockholders to sell the company or Bank at this time.

The Company has appealed in writing the findings contained in the Company's examination report to the Regional Director of the Southeast Region. As of the date of this report, no response has been received. It is the Board's goal to take whatever actions are necessary to have the respective Orders removed from the Company and the Bank and to assist the Bank in its continued shift to a more traditional financial institution with consistent core earnings.

The examination of the Bank included a review and evaluation of capital, asset quality, management, earnings, and liquidity-asset/liability management. While the examination concluded that the overall condition of the bank improved modestly and that the Bank meets the FDICIA definition of well-capitalized, the Company and the Bank are required to establish a plan for raising additional capital. The OTS noted that while classified assets have declined 37% from the prior examination, classified assets still represent 6.3% of total assets and continue to have an adverse effect on earnings and capital. The OTS further noted that while interest rate risk is moderating, it is still high relative to capital due to cost of deposits and borrwings. The examination did not disclose any violations of the Order, law or regulation.

Since the issuance of the 1993 Supervisory Agreement, the Board of Directors of the Bank has strengthened the overall management of the Bank with the hiring of a Chief Executive Officer/President in January 1993, the addition of a new Chief Financial Officer in June 1993, the reorganization of the Loan Department and the establishment of a new credit culture, coupled with the addition of a new Chief Lending Officer/Senior Problem Asset Officer in March, 1995. The Board and management of the Holding Company and the Bank believe that the Bank's management is taking the necessary corrective measures to ensure that the Bank is being operated properly and that the level of classified assets are being carefully monitored and managed in order to provide for the steady reduction of classified assets. The respective managements are committed to taking the appropriate steps to have the Orders lifted as soon as possible.

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


12. Stock Options

On May 5, 1993, the Board of Directors of the Company approved a Stock Option Plan for Directors. The Plan provides that a maximum of 176,968 shares of common stock (the "Option Shares") will be made available to directors and former directors of the Company. Options for all the Option Shares were issued on May 6, 1993 to 13 present and former directors. The options are for a term of ten
(10) years from the date of grant. The Options were issued at an exercise price of $6.40 per share determined at the time of issuance to be the fair market value of the underlying Common Stock subject to the Option on the date the Option was granted. No options have been exercised under the Plan at September 30, 1996.

In addition, the Company has issued stock options to certain sales representatives for their commitment in selling Federal Trust Corporation stock. These options have a strike price of $10.00 per share and will expire on October 26, 1999. At September 30, 1996 and 1995, options for 58,453 shares had been granted to various sales representatives, none of which have been exercised.

Overview

The Bank's net earnings were adversely affected by the rise in interest rates that occurred during 1995, due to its negative GAP position, as its liabilities repriced sooner than, and in greater amounts than, its assets. As a result, the Bank's cost of funds increased faster than the yields earned on its assets, resulting in a decrease in its interest rate spread and lower earnings. The Bank has continued to concentrate on increasing its portfolio of adjustable rate loans and, as interest rates began to decline in 1995 and continued declining into 1996, is increasing its efforts to lengthen the maturities of its liabilities in order to reduce its negative GAP position and the impact of higher interest rates in the future. The Bank's net interest income has improved in 1996 as a result of a decrease in the cost of funds and an increase in the yield on loans. In addition, the Bank's nonearning assets have decreased. Should interest rates begin to rise before the Bank is able to further reduce its negative GAP, the Bank s earnings would be adversely affected.

In addition, the bank had to increase its loss reserves in 1994 and 1995 as a result of a higher level of non-performing loans. Although management believes that the level of non-performing assets should continue to decease in future periods, unforeseen economic conditions and other circumstances beyond the Bank's control could result in material additions to the loss reserves in future periods if the level of non-performing assets increases. The Bank does anticipate additions to the loss reserves in future periods as part of the normal course of business, as the Bank s assets, consisting primarily of loans, are continually evaluated and the loss allowances are adjusted to reflect the potential losses in the portfolio on an ongoing basis. During the quarter ended September 30, 1996, the bank made an addition to its loan loss reserves based on its evaluation of the loan portfolio.

The Company had projected an operating profit for the full year of 1996, as a result of the improved interest rate spread, and the decrease in non-performing assets at the Bank, however, costs incurred in the second quarter of 1996 from the sale of the Company's remote drive-in facility, which it had assumed from the Bank, and the corporate reorganization of the Company, also in the second quarter, resulted in a second quarter and year to date loss. During the third quarter Congress approved legislation, which the President signed on September 30, 1996, for a one-time special assessment to be charged on all SAIF deposits to fully capitalize the SAIF at 1.25 percent of insured deposits. The assessment will be determined by the FDIC in November, but is estimated at $0.657 per $100 of SAIF deposits and will be assessed on the Bank s insured deposits as of March 31, 1995, and paid on November 27, 1996. As a result the Bank charged $716,498 against third quarter earnings, which resulted in a $448,198 or $.20 per share after tax reduction in third quarter earnings for the Company. In addition, should interest rates rise during the remainder of the year or non-performing assets increase due to unforeseen circumstances, the Company earnings could be adversely affected.


General

Federal Trust Corporation ("Company" or "Holding Company"), formerly FedTrust Corporation, was incorporated as a unitary savings and loan holding company in August 1988. The Company was capitalized on February 28, 1989 and acquired all outstanding common stock of Federal Trust Bank, a federally chartered savings bank (the "Bank"), formerly First Coast Savings Bank, F.S.B., in exchange for all the outstanding shares of the Company. Five shares of the Company's common stock were exchanged for each four shares of the Bank's common stock on that date. The acquisition of the Bank was accounted for as a pooling of interests. The Bank is currently the only operating subsidiary of the Company and began operations on May 3, 1988.

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

The Company acquired FCFC on February 17, 1989. The acquisition of FCFC was accounted for as a purchase and goodwill of $193,585 resulted. The Company sold the stock of FCFC on June 30, 1993 for $200,000 comprised of $1,000 in cash and a $199,000 note secured by FCFC stock payable over ten (10) years. No loss was reported on the sale. Subsequent to the sale, the operations of the Company and its profitability declined and the purchaser was unable to make the required payments on the note held by the Company. In December 1994, the purchaser defaulted on the note and the Company s subsidiary, FTPC, acquired the personal property consisting of furniture and equipment valued at $12,410. FTPC chose not to acquire the stock of FCFC, as it had determined that the operations of the company had essentially ceased and could not be restarted without an investment of significant resources, if at all. The Company recognized a loss on the note in the amount of $187,028.

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

The Company previously operated FTBC, whose primary business was the ownership of commercial rental property comprising the office complex where the Amelia Island offices of the Company were located. In December 1992, the building which housed the Bank was conveyed to the Bank, which sold the property to another bank as part of the sale of its Amelia Island deposits and branch office. In July 1993, the remaining property was sold by FTBC to an unrelated third party and the Company ceased operations and dissolved FTBC. During 1994, the purchaser of the remaining property defaulted on its notes, which had been assigned to the Company, and, in December 1994, FTPC, to whom the Company had assigned the notes, acquired the property through a deed in lieu of foreclosure and the deferred gain was offset against the secured promissory note. In December, 1995, FTPC sold the personal property, the office buildings and all of the common area located in Amelia Island, Florida with a book value of $677,605 for a purchase price of $583,334, resulting in a loss on the sale of $94,271. The properties were sold to an unaffiliated party for cash.

During the past year FTPC had been in the initial stages of a HUD insured apartment development project, which during the quarter ended June 30, 1996, had advanced to the stage of applying for a mortgage insurance commitment. Based on the anticipated cash needs and continuing overhead for such a project, the Company concluded that it would be in the best interest of the Company, and its banking subsidiary, to sell FTPC, in order to focus the Company's efforts and resources on the Bank. On July 1, 1996, the Company sold the stock of FTPC for $425,354 consisting of $60,000 in cash, a note for $60,000 which was due and paid on August 8, 1996, a note for $230,354 due upon the earlier of certain events, but in any event due no later than July 31, 1997, and three notes for $25,000 each, due December 31, 1998, 1999 and 2000, respectively. In addition, the Company is renting the quarters it previously occupied to FTPC on a month to month basis, and plans to sub-lease the space to a long term tenant. The Company dissolved 1270 LC on September 26, 1996, as it was no longer necessary to maintain the entity for purposes of the lease on the office space previously occupied by the Company.

As a result of the sale of FTPC and the dissolution of 1270 LC, the only remaining subsidiary of the Company is the Bank, and the Company's expenses have been reduced to minimal levels, as there are no longer any salaried employees in the Company and its offices have been sub-let. As a part of this reorganization, Mr. James T. Bell resigned as Chairman, President and Chief Executive Officer of the Company, although he remains on the Board of Directors. The Board has named James V. Suskiewich, the Chairman, President and Chief Executive Officer of the Bank, to the positions previously held by Mr. Bell. Employees of the Bank perform all necessary functions needed by the Company, and the Company reimburses the Bank for the time they spend on Company business.

On June 1, 1995, the Company assumed the lease from the Bank on the remote drive-in facility that had been previously used by the Bank. The current annual lease payment on this facility is $40,063. During the second quarter of 1996, the Company entered into a contract to sell this facility under the purchase option in the lease. This was done in order to terminate the remaining lease obligation which has 16 years remaining. The sale closed in September and the Company had provided for the lease termination fee of $30,000 and the estimated closing costs of $8,000, in the second quarter of 1996. In addition, the Company wrote off the remaining balance of the leasehold improvements at the facility, totaling $34,921, during the second quarter of 1996.


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

The Bank's one year GAP position at June 30, 1996, the most recent report available, was -24%, as compared to -37% at June 30, 1995. The primary reason for the decrease in the one year GAP has been the ability of the Bank to extend the maturities of its liabilities and the sale of a portion of the dual-indexed bonds from the Bank s investment portfolio during the fourth quarter of 1995. As interest rates have declined in 1995 and 1996, the Bank's net interest spread has improved. Should interest rates begin to rise, the Bank's net interest income will be adversely affected as a result of its negative GAP, however, should interest rates decline further the Bank's net interest income will improve, as the rates paid on its liabilities will fall faster than the rates earned on its assets.

In order to minimize the potential for adverse effects of material and prolonged increases in interest rates on the Company's results of operations, the Bank has an Interest Rate Risk Management Policy, which is reviewed and approved by the Board of Directors on an annual basis. The policy provides (i) for management to manage the assets and liabilities of the Bank to protect earnings over the interest rate cycle; (ii) the maximum allowable percentage changes in net interest income and net portfolio value over eight interest rate scenarios (+100, +200, +300, +400 and -100, -200, -300, -400 basis points); (iii) for the
Asset/Liability Management Committee ( ALCO ); and (iv) for quarterly reporting to the Board of Directors. The ALCO monitors the Bank's interest rate risk position and manages the asset and liability mix in order to better match the maturities and repricing terms of the Bank's interest-earning assets and interest-bearing liabilities. Since the latter half of 1993 the ALCO has focused primarily on (i) emphasizing the origination and purchase of single-family residential adjustable-rate mortgage loans ("ARMs"); (ii) extending the term of the Bank's deposits and borrowings; and (iii) maintaining an adequate amount of liquid assets (cash and interest-earning assets). As a result, the Bank has continued to originate and purchase ARM loans throughout this period and has extended deposits to longer terms whenever possible through its pricing practices. While the Bank has had success in these efforts, it has not been able to achieve a level of success great enough to completely insulate its net interest rate spread during periods of rising interest rates. Until such time as the Bank is able to further reduce its negative GAP position, it will be subject to a declining net interest spread when interest rates are rising. As interest rates began to decline in 1995, the Bank increased its efforts to lengthen liabilities and shall continue to do so.


The following table sets forth information about rates and yields:

                                                            Yields and Rates at
                                                            -------------------
                                            September 30,    December 31,       September 30,
                                               1996              1995               1995
                                               ----              ----               ----
 Yields on:
     Loan portfolio                            8.38%             7.78%              7.97%
     Other interest-earning assets             5.00%             5.42%              4.23%
                                               ----              ----               ----
          Interest-earning assets              7.87%             7.29%              7.18%

Cost of:
     Deposits                                  5.42%             5.64%              5.96%
     FHLB advances and other
        interest-bearing liabilities           6.00%             5.94%              6.55%
                                               ----              ----               ----
     Interest-bearing liabilities              5.52%             5.71%              6.08%


Interest rate spread                           2.35%            1.58%               1.10%
                                               ====             ====                ====




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

During the nine-month period ended September 30, 1996, the Company used funds primarily from principal collected on loans, $17,967,352; proceeds from FHLB advances, $4,000,000; proceeds from loan sale receivable, $37,765; proceeds from the sale of real estate owned, $1,626,344; proceeds from loan sales, $4,084,252; and funds collected from advance payments of borrowers, $956,931; to fund the origination and purchase of loans, $23,082,012; decreases in net deposits, $4,492,909; decreases in other borrowings, $250,000; and an increase in cash, $1,782,530. As of September 30, 1996, the Bank had outstanding FHLB advances of $25,000,000. Management believes that in the future funds will be obtained from the above sources.

At September 30, 1996, loans-in-process, or closed loans scheduled to be funded over a future period of time, totaled $1,152,445. Loans committed, but not closed, totaled $3,689,181 and available lines of credit totaled $178,790. During the nine-month period ended September 30, 1996, the Bank acquired $19.9 million in primarily domestic residential mortgage loans. The Company anticipates that other loan acquisitions will occur in the future. Funding for these amounts is expected to be provided by the sources described above .

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

Acquisitions

On April 3, 1992, the Bank acquired certain assets and liabilities of First Federal Savings and Loan Association of Seminole County, F.A. from the RTC. The Bank acquired approximately $77,988,000 of loans and assumed $120,227,000 in deposits and other liabilities. In addition, the Bank paid a net premium of approximately $2,056,269 to the RTC and First Guaranty Mortgage Corporation in connection with the acquisition. The Bank has amortized $1,616,237 of the premium as of September 30, 1996 as an adjustment to interest income. The acquisition was accounted for as a purchase.

Liquidity

As a member of the Federal Home Loan Bank system, the Bank is required to maintain a daily average balance of liquid assets equal to a specified percentage (currently 5%) of net withdrawable deposit accounts and borrowings payable in one year or less. Federal regulations also require that each member institution maintain short-term liquid assets of at least 1% of its net withdrawable deposit accounts and borrowings payable in one year or less. Generally, the Bank's management seeks to maintain its liquid assets at comfortable levels above the minimum requirements imposed by its regulators. At September 30, 1996 , average liquidity was 9.70%.

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

The first significant supervisory concerns regarding the Bank's operation and underwriting policy were cited by the OTS in the Bank's December 1992 examination. In response to the supervisory concerns, in January 1993, the Bank hired a new Chief Executive Officer/President who was given the responsibility of evaluating existing personnel, policies and procedures and the development of new operating strategies for the Bank.

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

In the examinations of the Holding Company and the Bank, which were completed in April, 1994, the OTS cited the Holding Company and the Bank with certain deficiencies, many of which were the subject of individual Cease and Desist Orders that were entered into on October 3, 1994 (collectively, the "Orders"). The Bank's Order superseded the 1993 Supervisory Agreement with the OTS. Management of the Holding Company and the Bank consented to the issuance of the respective Orders, without admitting or denying that grounds for such Orders existed.

Certain OTS examination directives which were not included in the Holding Company's Order, require management of the Holding Company to amend the Holding Company's office lease with an affiliated party to better reflect market terms and conditions; discount certain notes receivable to better reflect market rates; require officers to submit detailed expense reports to the Board of Directors; discontinue use of the Bank's credit cards for Holding Company expenditures; and obtain written approval from the Board of Directors for all Holding Company expenses. The Board and management of the Holding Company believe that the Holding Company has complied and is in compliance with each of these directives.

Certain OTS examination directives that were not included in the Bank's Order, required management of the Bank to ensure adequate documentation of accounting information, modify loan relationships to comply with loans to one borrower; obtain appraisals for certain collateral property; obtain Board of Directors approval for changes to policies and procedures of the Bank; increase the amount of the general valuation allowance to $1.85 million and effectuate changes in the management of the lending department, establishing guidelines and individual responsibility for monitoring loan maturities, collection and foreclosures. The Board and management believe the Bank has complied and is in compliance with each of these directives.

Under the Holding Company's Order, the Company: (i) cannot request dividends from the Bank without written permission from the OTS; (ii) must reimburse the Bank for the Holding Company's expenses; (iii) develop a Management Services Agreement with the Bank which provides for the reimbursement of employees who work for both the Bank and the Holding Company; (iv) must appoint a Compliance Committee to report to the Board of Directors as to the Company's compliance with the Order; and (v) the Board must report to the OTS on a quarterly basis the Company's compliance with the Order.

The Bank's Order provides for the Board of Directors to: (i) develop, adopt and adhere to policies and procedures to strengthen the Bank's underwriting, administration, collection and foreclosure efforts; (ii) review and revise underwriting policies and procedures to comply with regulatory requirements;
(iii) record minutes of the Loan Committee and grant loans only on procedures to comply with regulatory requirement; (iv) record minutes of the Loan Committee and grant loans only on terms approved by the Loan Committee; (v) develop and implement a written plan to collect, strengthen and reduce the risk of loss for all real estate owned and for certain loans at risk and secured by real estate;
(vi) comply with policies and procedures requiring written inspection of development and construction loans; (vii) pay no more than market rate, determined by a rent study approved by the OTS for lease of the Bank's offices;
(viii) make no payment of taxes owed by a person affiliated with the Bank; (ix) seek a Management Services Agreement for work performed for the Holding Company by Bank employees; (x) develop and submit for approval a three year business plan; (xi) comply with loans to one borrower policy; (xii) make no capital distribution to the Holding Company without the consent of the OTS; (xiii) appoint a compliance committee; (xiv) refrain from purchasing additional dual indexed bonds.

The Orders require the Holding Company and the Bank to establish separate Compliance Committees. The Compliance Committee meets monthly to review, in detail, the terms of the Orders to ensure that the respective companies are in compliance with their Orders. The Bank also contracted with a company specializing in the review of the system of internal controls and operating procedures of financial institutions, including compliance with internal policies and procedures.

In the OTS examinations of the Company and the Bank which were completed by OTS in June 1995, the OTS found the companies to be substantially in compliance with their Orders. With regard to the Bank, the OTS found improvement is a number of areas. In August 1995, the OTS informed the Company that it was conducting an expanded examination of the Company with regard to certain transactions that were entered into by prior Bank management in 1990 and 1991. As of the date of this filing, the OTS has not advised the Company whether the expanded examination has been concluded.

The OTS completed its most recent examination of both the Company and the Bank in September, 1996. The examination of the Company focused on the interaction between the Bank and Company and the effect of that interaction on the operation of the Bank. The OTS cited two instances which it characterized as having an appearance of a conflict of interest involving the Company's former President. The Company's Board of Directors disagrees with the conclusions and findings in the examination report. The first such instance was the sale of Federal Trust Properties Corporation ( FTPC ). The Board believes that the sale of FTPC to an unrelated third-party which was conducted in an arms-length transaction, was in the best interests of the Company's shareholders. The OTS contends that this transaction raised certain issues including the Board's failure to operate the Company in a safe and sound manner by failing to prevent the appearance of conflicts of interest in violation of the Company's Order. The Board does not believe that the sale violated any federal regulations, the Order, or was an unsafe or unsound transaction. The decision to sell FTPC was part of the Company's strategy to downsize its activities with the sole focus being the operations of the Bank, while at the same time recouping its investment in FTPC.

The second instance cited by the OTS as an appearance of a conflict of interest was the manner in which the potential sale of the Company was handled. The Board engaged the services of an experienced investment banking firm to explore opportunities to sell the Company. No acceptable definitive sale opportunities were presented to the Board by the investment banker. The OTS stated that the former President controlled all offers with little reporting to or input from other Board members. The OTS was also critical of the fact that it appeared the marketing materials required the purchase of the Bank's headquarters building as part of any sale/purchase of the Company. The office building in which the Bank is headquartered is owned by the wife of the former President. The current lease for the Bank's headquarters was approved by the OTS. The OTS stated that the former President's conduct in connection with the potential sale of the Company is indicative of the degree of control he exerted over the Company at that time. The Board disagrees with this conclusion. The purchase of the Bank's headquarters was not a condition for the sale. The Board has determined that it is not in the best interest of the stockholders to sell the company or Bank at this time.

The Company has appealed in writing the findings contained in the Company's examination report to the Regional Director of the Southeast Region. As of the date of this report, no response has been received. It is the Board's goal to take whatever actions are necessary to have the respective Orders removed from the Company and the Bank and to assist the Bank in its continued shift to a more traditional financial institution with consistent core earnings.

The examination of the Bank included a review and evaluation of capital, asset quality, management, earnings, and liquidity-asset/liability management. While the examination concluded that the overall condition of the bank improved modestly and that the Bank meets the FDICIA definition of well-capitalized, the Company and the Bank are required to establish a plan for raising additional capital. The OTS noted that while classified assets have declined 37% from the prior examination, classified assets still represent 6.3% of total assets and continue to have an adverse effect on earnings and capital. The OTS further noted that while interest rate risk is moderating, it is still high relative to capital due to cost of deposits and borrwings. The examination did not disclose any violations of the Order, law or regulation.

Since the issuance of the 1993 Supervisory Agreement, the Board of Directors of the Bank has strengthened the overall management of the Bank with the hiring of a Chief Executive Officer/President in January 1993, the addition of a new Chief Financial Officer in June 1993, the reorganization of the Loan Department and the establishment of a new credit culture, coupled with the addition of a new Chief Lending Officer/Senior Problem Asset Officer in March, 1995. The Board and management of the Holding Company and the Bank believe that the Bank's management is taking the necessary corrective measures to ensure that the Bank is being operated properly and that the level of classified assets are being carefully monitored and managed in order to provide for the steady reduction of classified assets. The respective managements are committed to taking the appropriate steps to have the Orders lifted as soon as possible.

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


Capital Requirements

The Bank is required to meet certain minimum regulatory capital requirements. The following table presents a summary of the capital requirements for adequately capitalized banks, the Bank's capital and the amounts in excess as of September 30, 1996:


                                             At September 30, 1996
                    ------------------------------------------------------------------
                        Tangible                  Core                Risk-Based
                        --------                  ----                ----------
                                        (Dollars in Thousands)

                                Percent                 Percent              Percent
                     Amount    of Assets    Amount     of Assets   Amount    of Assets
                     ------    ---------    ------     ---------   ------    ---------

Regulatory Capital    6,953       4.97%      6,953       4.97%     7,834      10.26%
Requirement           2,098       1.50%      4,196       3.00%     6,108       8.00%
                      -----       ----       -----       ----      -----       ----
Excess                4,855       3.47%      2,757       1.97%     1,726       2.26%
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


Impact of Accounting Requirements

On March 31, 1995, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 121, Accounting for the Impairment of long-lived Assets and for long-lived assets to be disposed of. This Statement establishes accounting standards for the impairment of long-lived assets, assets to be held and used for long-lived assets and certain identifiable intangibles to be disposed of. It requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. It also prescribes the value of these assets to be disposed be reported at the lower of carrying amount or fair value less cost to sell. Statement 121 is effective for financial statements issued for fiscal years beginning after December 15, 1995; therefore, it is required to be implemented in the first quarter of 1996 for calendar year companies as is the Company.

On May 31, 1995, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 122, Accounting for Mortgage Servicing Rights. This Statement amends FASB Statement No. 65, Accounting for Certain Mortgage Banking Activities . This Statement requires that a mortgage banking enterprise assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. Statement 122 is effective prospectively for financial statements issued for fiscal years beginning after December 15, 1995; therefore, it is required to be implemented in the first quarter of 1996 for calendar year companies as is the Company.

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock Based Compensation. This Statement establishes financial accounting and reporting standards for stock-based employee compensation plans. Those plans include all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer s stock. Examples are stock purchase plans, stock options, restricted stock and stock appreciation rights. This Statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. This Statement is effective for transactions entered into in fiscal years that begin after December 15, 1995.

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


Results of Operations

Comparison of the Three-Month Period Ended September 30, 1996 and 1995 General. The Company had a net loss for the three-month period ended September 30, 1996 of $736,756 or $.33 per share , compared to net loss of $399,586 or $.18 per share for the same period in 1995. The increase in the net loss was due primarily to the increase in provision for loan losses and the one time special assessment by the FDIC on SAIF deposits.

Interest Income and Expense. Interest income decreased to $2,487,847 for the three-month period ended September 30, 1996 from $2,648,405 for the same period in 1995. Interest income on loans decreased to $2,242,847 in 1996 from $2,292,285 in 1995, primarily as a result of a decrease in the average amount of loans outstanding. Interest income on the securities portfolio decreased by $108,876 for the three-month period ended September 30, 1996 over the same period in 1995, as a result of a decrease in the amount of securities owned and a decrease in the average yield on securities held. Other interest and dividends decreased $2,907 during the same three-month period in 1996 from 1995 as a result of a decrease in the average volume of other interest-bearing assets. Management expects the rates earned on the portfolio to fluctuate with general market conditions.

Interest expense decreased to $1,745,327 during the three-month period ended September 30, 1996 from $2,100,004 for the same period in 1995 due to a decrease in the amount of, and the average rate paid on, such deposits and FHLB advances. Interest on deposits decreased to $1,416,196 in 1996 from $1,653,261 in 1995 as a result of decreased deposits and a decrease in the average rate paid, and interest on FHLB Advances decreased to $329,130 in 1996 from $446,743 in 1995 as a result of the decrease in the average amount of advances outstanding and a decrease in the rates paid on advances. Management expects to continue to use FHLB advances when the proceeds can be invested wisely.

Provisions for Loan Losses. A provision for loan losses is generally charged to operations based upon managements evaluation of the potential losses in its loan portfolio. During the quarter, management did make a provision for loan losses of $440,530 based on its evaluation of the loan portfolio. The increase was primarily the result of a new appraisal obtained at the direction of the OTS on the collateral for a loan that has been at the Bank since 1990. Although the loan is current, the appraisal indicated an additional reserve was required on the loan to properly reserve it at its current market value. The Bank's total provision for loan losses was $41,902 during the same period in 1995. There were no charge-offs on loans during the three-month period ended September 30, 1996 as compared to net charge off of $57,408 during the three-month period ended September 30, 1995. Total non-performing loans at September 30, 1996 were $1,618,075 compared to $2,959,456 at September 30, 1995. The allowance for loan losses at September 30, 1996 was $1,536,055 or 95% of non-performing loans and 1.36% of net loans outstanding.

Total Other Income. Other income decreased from $130,995 for the three-month period ended September 30, 1995 to $41,344 for the same period in 1996. The decrease in other income was due to a decrease of $51,372 in gains on the sale of assets, a decrease in rental income of $29,787 on the commercial rental property repossessed by the Company, a decrease of $8,021 in fees and services charges, and a decrease of $472 in other miscellaneous income. Rental income decreased as a result of the sale of the rental property owned by the Company, and fees and service charges decreased primarily because of a decrease in the fees and charges earned by the Bank on deposit accounts. Other miscellaneous income decreased for the three-month period ended September 30, 1996 due primarily to decreased other loan income, and there were no gains on the sale of assets during the three month period.

Total Other Expense. Other expense increased to $1,493,851 for the three-month period ended September 30, 1996 from $1,261,849 for the same period in 1995. The increase in 1996 was primarily the result of the one time special assessment by the FDIC on SAIF deposits totaling $716,498, in accordance with the legislation signed by the President on September 30, 1996. This increase in other expense was partially offset by decreased employee compensation expense, decreased occupancy and equipment expense, decreased professional fees, and decreased other expense. Compensation decreased to $288,222 in 1996 from $367,857 in 1995 as a result of reductions in staff. Professional fees decreased by $189,164 primarily as a result of decreased legal costs associated with non-performing loans. Other miscellaneous expense decreased by $188,380 due to reduced costs associated with repossessed assets. Occupancy and equipment expense decreased by $28,923 to $140,830 in 1996 due to the subletting of the Company's offices. Data Processing expense increased by $2,110 due to the increased number of accounts at the Bank. Management expects professional fees and other miscellaneous expenses to decrease further as non-performing loans are resolved and repossessed assets are disposed of.


Comparison of the Nine-Month  Period Ended  September 30, 1996 and 1995

General. The Company had a net loss for the nine-month period ended September 30, 1996 of $896,409 or $.40 per share, compared to net loss of $1,072,360 or $.48 per share for the same period in 1995. The decrease in the net loss was due primarily to increased net interest income and the decrease in provision for loan losses offset partially by decreased other income and increased other expense.

Interest Income and Expense. Interest income decreased to $7,476,712 for the nine-month period ended September 30, 1996 from $8,061,550 for the same period in 1995. Interest income on loans increased to $6,815,475 in 1996 from $6,696,610 in 1995, primarily as a result of an increase in the yield on loans outstanding. Interest income on the securities portfolio decreased by $622,341 for the nine-month period ended September 30, 1996 over the same period in 1995, as a result of a decrease in the amount of securities owned and a decrease in the average yield on the securities. Other interest and dividends decreased $81,362 during the same nine-month period in 1996 from 1995 as a result of a decrease in the average volume of other interest-bearing assets. Management expects the rates earned on the portfolio to fluctuate with general market conditions.

Interest expense decreased by $731,784 from $5,994,393 during the nine-month period ended September 30, 1995 to $5,262,609 for the same period in 1996 due to a decrease in the amount of, and the average rate paid on, such deposits and FHLB advances. Interest on deposits decreased to $4,341,789 in 1996 from $4,594,359 in 1995 as a result of decreased deposits and a decrease in the average rate paid, and interest on FHLB Advances decreased to $920,820 in 1996 from $1,400,034 in 1995 as a result of the decrease in the amount of advances outstanding and a decrease in the rates paid on advances. Management expects to continue to use FHLB advances when the proceeds can be invested wisely.

Provisions for Loan Losses. A provision for loan losses is generally charged to operations based upon management's evaluation of the potential losses in its loan portfolio. During the first nine months of 1996 management did make a provision for loan losses of $554,036 based on its evaluation of the loan portfolio. The Bank's total provision for loan losses was $774,225 during the same period in 1995. Net charge-offs on loans totaled $1,078,549 during the nine-month period ended September 30, 1996 and $102,069 during the nine-month period ended September 30,1995. Total non-performing loans at September 30,1996 were $1,618,075 compared to $2,959,456 at September 30, 1995. The allowance for loan losses at September 30, 1996 was $1,536,055 or 95% of non-performing loans and 1.36% of net loans outstanding.

Total Other Income. Other income decreased from $481,970 for the nine-month period ended September 30, 1995 to $293,057 for the same period in 1996. The decrease in other income was due to a decrease in rental income of $118,200 on the commercial rental property repossessed by the Company, a decrease of $31,873 in fees and services charges, and a decrease of $40,485 in gains on the sale of assets, offset partially by an increase in other miscellaneous income of $1,645. Rental income decreased as a result of a reduction in the amount of rental property owned by the Company, and fees and service charges decreased primarily because of a decrease in the fees and charges earned by the Bank on deposit accounts. Gains on the sale of assets decreased as a result of fewer asset sales. Other miscellaneous income increased for the nine-month period ended September 30, 1996 due primarily to increased other loan income.

Total Other Expense. Other expense increased to $3,504,069 for the nine-month period ended September 30, 1996 from $3,450,466 for the same period in 1995. The increase in 1996 was the result of increased FDIC insurance expense, increased occupancy and equipment expense, and increased data processing expense, partially offset by decreased employee compensation expense, decreased professional fees, and decreased other expense. FDIC Insurance expense increased by $730,013 primarily as the result of the one time special assessment by the FDIC on SAIF deposits totaling $716,498, in accordance with the legislation signed by the President on September 30, 1996. Occupancy and equipment expense increased by $111,786 in 1996 to $625,903 in 1996 due to the one time charges to writeoff the leasehold improvements at the Company's office in the amount of $114,646 and to writeoff the leasehold improvements at the closed drive-in facility in the amount of $34,921, partially offset by decreased rent resulting from the subletting of the Company s offices. Data processing expense increased by $10,979 as a result of an increase in the charges from the service bureau that process customer accounts at the bank and an increase in the number of accounts at the bank. Compensation decreased to $977,926 in 1996 from $1,174,632 in 1995 as a result of reductions in staff. Professional fees decreased by $283,810 primarily as a result of decreased legal costs associated with non-performing loans. Other miscellaneous expense decreased by $318,659 due to reduced costs associated with repossessed assets. Management expects professional fees and other miscellaneous expenses to decrease further as non-performing loans are resolved and repossessed assets are disposed of.

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                           PART II. OTHER INFORMATION



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        FEDERAL TRUST CORPORATION
                                        (Registrant)



Date:     November 12, 1996             By:   /s/ Aubrey H. Wright, Jr.
                                             Aubrey H. Wright, Jr.
                                             Chief Financial Officer and
                                             duly authorized Officer
                                             of the Registrant