Form 10-K
period 1996-12-31
FEDERAL TRUST CORP
filed 1997-03-31
CIK 842640

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549-1004


                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996      Commission File Number 33-27139


                            FEDERAL TRUST CORPORATION
             (Exact name of registrant is specified in its charter)

      Florida                                                59-2935028
-------------------------------                           ----------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

1211 Orange Avenue
Winter Park, Florida                                            32789
--------------------                                            -----
(Address of principal                                         (Zip Code)
executive office)

       Registrant's telephone number, including area code: (407) 645-1201
        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

The Registrant's voting common stock is not regularly or actively traded on any established market and there are no regularly quoted bid and asked price for the registrant's voting common stock. The number of shares of Common Stock outstanding as of March 1, 1997 was 2,239,928. The number of shares of the voting common stock held by non-affiliates of the registrant was 1,568,536.

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

Federal Trust's primary investment is the ownership of the Bank. The Bank is chartered as a federal stock savings bank and is primarily engaged in the business of obtaining funds in the form of deposits and Federal Home Loan Bank ("FHLB") advances and investing such funds in permanent loans on residential and to a lesser extent commercial real estate primarily in Florida, in various types of construction and other loans and in investment securities. The Holding Company had been operating two non-bank subsidiaries, Federal Trust Properties Corp. ("FTPC") , a real estate holding and development company, organized December 12, 1994, which owned two office buildings in Amelia Island, Florida until December, 1995 and a residential site in Augusta, Georgia; and 1270 Leasing Co. ("1270 LC"), a real estate leasing entity organized May 27, 1994, which leased the Holding Company's office located in Winter Park, Florida. On July 1, 1996, the Company sold FTPC to an unaffiliated third party and is renting the office space previously occupied by the Company to FTPC. On September 26, 1996, the company dissolved 1270 Leasing Co.

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

Federal Trust's executive offices are located at 1211 Orange Avenue, Winter Park, Florida 32789 and its telephone number is (407) 645-1201. As used herein, references to "Federal Trust and the Bank" may include Federal Trust and its consolidated subsidiaries (the Bank) unless the context otherwise indicates.

The Bank is primarily engaged in the bulk purchase of loans and other assets, the origination of one-to-four family residential mortgage loans, residential construction loans, multi-family loans, commercial real estate loans, land acquisition and development loans, as well as consumer loans. The Bank originates loans within its market area, defined generally as the state of Florida and well known out of state regions. The Bank also invests in U.S. Government securities, federal funds and other debt securities as well as mortgage-backed securities as appropriate. Funding for these activities is primarily from customer deposits, FHLB advances and other borrowings as well as normal amortization and prepayments from its loan portfolio.

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

Market Area and Competition

The bank is located in Winter Park, a city of 24,000 residents, located approximately 7 miles northeast of downtown Orlando. Winter Park is in the heart of the greater metropolitan Orlando area which encompasses Orange, Seminole, Lake, and Osceola counties in central Florida. The total population of the four county area is estimated at 1.417 million in 1996, with the majority in Orange and Seminole counties. The bank's primary market area is northeast Orange county and southwest Seminole county, although its customers come from the entire four county area. Although best known as a tourist destination, with over 20 million visitors a year, the area has become a center for industries such as aerospace and defense, electro-optics and lasers, computer simulated training, computer networking and data management. In addition, motion picture production, professional and amateur sports, and distribution make the local economy more diverse each year. Many companies, including some in the Fortune 500, have chosen the Orlando area as a base for corporate, regional, and divisional headquarters. The area is also home to the University of Central Florida with an enrollment of 26,000, one of the fastest growing schools in the state university system, as well as Valencia Community College and Seminole Community College whose combined enrollment exceeds 90,000. Winter Park is home to Rollins College, the oldest college in Florida founded in 1885. The greater metropolitan Orlando area is projected to be one of the fastest growing areas in the United States through the year 2000, at which time the area is projected to be the 27th largest market in the country.

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

Consolidation within the banking industry, and in particular within Florida, has been dramatic. As of September 30, 1996, the four largest banking institutions in the state controlled approximately 57% of the bank deposits. In 1980, the four largest controlled less than 33% of the deposits. This consolidation should result in more rational pricing, with rates and fees more closely matching the actual costs of providing products and services.

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

Risk Factors

Readers shoud note, in particular, that this document contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. When used in this document, or in the documents incorporated by reference herein, the words "anticipate", "believe", "estimate", "may", "intend" and "expect" and similar expressions identify certain of such forward-looking statements. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward- looking statements contained herein. The considerations listed herein represent certain important factors the Company believes could cause such results to differ. These considerations are not intended to represent a complete list of the general or specific risks that may affect the Company. It should be recognized that other risks, including general economic factors and expansion strategies, may be significant, presently or in the future, and the risks set forth herein may affect the Company to a greater extent than indicated.

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

Loan Portfolio Composition. The Bank's net loan portfolio, which is total loans plus premiums paid for loans purchased less loans in process, unearned discounts and loan origination fees and allowance for loan losses, totaled $112.5 million at December 31, 1996, representing 80.6% of total assets at such date. At December 31, 1995, the Bank's total loan portfolio (excluding mortgage-backed securities) amounted to $112.9 million ("total loan portfolio").

Single-family residential loans comprise the largest group of loans in the Bank's loan portfolio, amounting to $101.5 million or 88.3% of the total loan portfolio at December 31, 1996, of which approximately 98.3% are first mortgage loans and includes $3.8 million in loans for the construction of single-family homes and $.92 million which are either insured by the Federal Housing Administration ("FHA") or partially guaranteed by the Department of Veterans Administration ("VA"). The percentage of the Bank's loan portfolio consisting of single-family residential real estate loans has remained stable during the past few years.

In addition, commercial real estate loans, including land loans, amounted to $11.3 million or 9.8% of the total loan portfolio at December 31, 1996. Commercial real estate loans consist of $10.8 million of loans secured by other non-residential property and $.5 million of loans secured by undeveloped land as of December 31, 1996. The percentage of the Bank's loan portfolio consisting of such loans has, in the past five years, ranged from 19.54% of the total loan portfolio, in 1990, to 9.8% of the total loan portfolio in 1996. At December 31, 1996, consumer and other loans, consisting of installment loans and savings account loans, amounted to $0.84 million or 0.73% of the total loan portfolio.











[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK.]

The following table sets forth information concerning the Bank's loan portfolio by type at the dates indicated.



                                                                      At December 31,
-----------------------------------------------------------------------------------------------------------------------------------
                                        1996                1995              1994                1993                1992
-----------------------------------------------------------------------------------------------------------------------------------
                                          Percent of          Percent of          Percent of          Percent of         Percent of
                                   Amount    Total   Amount      Total  Amount       Total   Amount      Total  Amount       Total
                                   ------    -----   ------      -----  ------       -----   ------      -----  ------       -----
Mortgage loans:
     Permanent                    109,012    94.8%  110,725      96.0%  103,659      92.2%   88,886      91.9%  114,639      92.4%
     Construction                   3,795     3.3%    1,667       1.4%    1,342       1.2%    1,661       1.7%    3,610       2.9%
                                  -------   -----   -------     -----   -------     -----    ------     -----   -------      -----
         Total mortgage loans     112,807    98.1%  112,392      97.4%  105,001      93.4%   90,547      93.6%  118,249      95.3%

Loan on deposit accounts              154     0.1%      180       0.2%      503       0.5%      589       0.6%    1,222       1.0%
Commercial loans                    1,350     1.2%    1,443       1.3%      891       0.8%      724       0.8%    1,251       1.0%
Lines of credit                       686     0.6%    1,259       1.1%    2,385       2.1%    4,744       4.9%    3,082       2.5%
In substance foreclosure             --        - %       --        --%    3,592       3.2%      108       0.1%      298       0.2%
                                  -------   -----   -------     -----   -------     -----    ------     -----   -------      -----
         Total loans              114,997   100.0%  115,274     100.0%  112,372     100.0%   96,712     100.0%  124,102      100.0%

Premium on loans purchased          1,155               987               1,460               1,128               1,923
Less:
     Loans in process               1,902             1,190                 525                 478                 981
     Unearned  discounts              170               104                 149                 138                 172
     & loan  origination  fees
     Loans held for sale             --                  --                  --                  --               1,105
     Allowance for loan losses      1,533             2,061               1,975               1,850               1,291
                                  -------           -------             -------              ------             -------

Net loans                         112,547           112,906             111,183              95,374             122,476
                                  =======           =======             =======              ======             =======

Contractual Repayments. Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of loans is substantially less than their average contractual terms because of prepayments. In addition, due-on-sale clauses on loans generally give the Bank the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgages are substantially higher than current mortgage loan rates. As of December 31, 1996, the Bank had $3.8 million in construction loans, all of which mature in one year or less. Thirteen percent (13%) of such loans have fixed rates and 87% have adjustable rates.

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

The Bank's residential real estate loan volume has been primarily purchased since 1992. Residential mortgage loan originations by the Bank are attributable to depositors, other existing customers, advertising and referrals from real estate brokers, mortgage brokers and developers. Consumer loan originations by the Bank are attributable largely to depositors and walk-in customers and referrals. Commercial real estate loan originations are also attributable largely to brokers, walk-in customers, and referrals. All of the Bank's loan applications are evaluated by the Bank's staff at the main office to ensure compliance with the Bank's underwriting standards.See "Lending Activities - Loan Portfolio Composition - Loan Underwriting Policies."

The Bank's residential mortgage loans generally are originated to ensure compliance with documentation and underwriting standards which permit their sale to Fannie Mae and other investors in the secondary market. The Bank has engaged in the sale of whole loans and participations.

The following table sets forth for the Bank total loans originated, purchased, sold and repaid during the periods indicated.


                                                                                Year Ended December 31,
                                                                                -----------------------
                                                                 1996       1995         1994      1993         1992
                                                                 ----       ----         ----      ----         ----
                                                                                (In Thousands of Dollars)
Originations:
     Real Estate Loans:
     Loans on existing property                                 4,955       3,354       3,739       5,600       4,586
     Construction loans                                           621         186       1,466       1,500       2,891
     Commercial loans                                             663         100         148       1,196         369
     Lines of credit                                             --            74         154         933       2,143
     Consumer & other loans                                       515          47          54         275         123
                                                              -------     -------     -------     -------     -------
      Total loans originated                                    6,754       3,761       5,561       9,504      10,112
Purchases:                                                     25,082      29,005      36,913      22,880      77,988
                                                              -------     -------     -------     -------     -------
     Total loans originated & purchased                        31,836      32,766      42,474      32,384      88,100

Sales and principal reductions
     Loans sold                                                (7,761)     (2,561)     (4,620)    (30,422)    (12,480)
     Principal on loan reductions                             (24,351)    (27,296)    (22,194)    (30,127)    (27,396)
                                                              -------     -------     -------     -------     -------
      Total loans sold & principal reductions                 (32,112)    (29,857)    (26,814)    (60,549)    (39,876)
                                                              -------     -------     -------     -------     -------

Increase (decrease) in loans receivable (before net items)       (276)      2,909      15,660     (28,165)     48,224
                                                              =======     =======     =======     =======     =======


Loan Underwriting The bank's lending activities are subject to the bank's underwriting standards and loan origination procedures prescribed by the bank's board of directors and its management. Loan applications are obtained to determine the borrower's ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. Bank lending policy for real estate loans generally requires that collateral be appraised by an independent, outside appraiser approved by the bank's board of directors.

Loans are approved at various management levels up to and including the board of directors of the bank, depending on the amount of the loan. Loan approvals are made in accordance with a Chart of Delegated Authority approved by the board of directors. Generally, loans less than $250,000 are approved by authorized officers or underwriters. Loans in excess of $250,000 to $350,000 require the concurrence of two or more authorized officers. Loans over $350,000 usually require approval by the bank's loan committee or board of directors.

General lending policies. For real estate loans, it is the bank's policy to have a valid mortgage lien on real estate securing a loan and to obtain a title insurance policy which insures the validity and priority of the lien. Borrowers must also obtain hazard insurance policies prior to closing, and when the property is in a flood prone area, flood insurance is required. Most real estate loans also require the borrower to advance funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which the bank makes disbursements for items such as real estate taxes and property insurance.

The bank is permitted to lend up to 100% of the appraised value of real property securing a mortgage loan. However, if the amount of a conventional, residential loan (including a construction loan or a combination construction and permanent loan) originated or refinanced exceeds 90% of the appraised value, the bank is required by federal regulations to obtain private mortgage insurance on that portion of the principal amount of the loan that exceeds 80% of the appraised value of the property. The bank will originate single family residential mortgage loans up to a 95% loan-to-value ratio if the required private mortgage insurance is obtained. Loans over 95% loan-to-value ratio, if originated, would be under special community support programs or one of the Federal Housing Administration, Veterans Administration or Farmers Home Guarantee or insurance programs. The loan-to-value ratio on a home loan secured by a junior lien generally does not exceed 90%, including the amount of the first mortgage on the collateral. With respect to home loans granted for construction or combination construction/permanent financing, the bank will lend up to 95% of the appraised value of the property on an "as completed" basis. The bank generally limits the loan-to-value ratio on multi-family residential and commercial real estate loans to 80% of value. Consumer loans are considered to be loans to natural persons for personal, family or household purposes, and these loans may be unsecured, secured by personal property or secured by liens on real estate which, when aggregated with prior liens, equals or exceeds the appraised value of the collateral property.

The maximum amount which the Bank could have loaned to one borrower and the borrower's related entities at December 31, 1996 was approximately $.99 million. The Bank currently has three loan relationships in excess of this amount. See "Regulation."

Federal regulations also permit the Bank to invest, in the aggregate, up to four times its regulatory capital in loans secured by non-residential or commercial real estate. At December 31, 1996, this limit allowed the Bank to invest in non-residential or commercial real estate loans in an aggregate amount up to $26.5 million. Loans in the Bank's loan portfolio secured by non-residential or commercial real estate totaled $11.5 million at such date.

Interest rates charged by the Bank on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

Home Lending. The bank historically has been and continues to be primarily an originator and/or buyer of 1-4 family residential real estate loans secured by properties located in the southeastern United States. The bank currently originates fixed rate residential mortgage loans and adjustable rate residential mortgage loans (ARMS) for terms of up to 30 years. At December 31, 1996, $97.7 Million or 85.0% of the bank's total loan portfolio consisted of 1-4 family residential real estate loans. As of such date, approximately $79.4 Million or 81.3% of such loans were ARMS and $18.3 Million or 18.7 % of such loans were fixed rate.

The home loans with adjustable rate terms currently offered by the bank have interest rates that are fixed for a period of 1, 3 or 5 years and then after the initial period, the interest rate is adjusted annually based upon an index such as the yield on Treasury Securities adjusted to a one year maturity, plus a margin. Most of the bank's ARM lending programs limit the amount of any increase or decrease in the interest rate at each adjustment and over the life of the loan. Typical limitations are 2% at each adjustment with a limit of 6% over the life of the loan. The bank may offer ARMS with different annual and life of loan interest change limits, shorter or longer adjustment periods and different base indices as may be appropriate to meet market demand, the needs of the bank's portfolio, and the bank's interest rate risk management goals. Although the bank usually offers an initial rate on ARM loans below a fully indexed rate, the bank always underwrites a borrower's ability to pay at the interest rate which would be in effect after adjustment of the loan. Some ARM loans include features that allow the borrower, under special conditions, to convert the loan to a fixed rate at the then prevailing market rates.

Adjustable rate mortgage loans reduce the risks to the bank concerning changes in interest rates, but involve other risks because as interest rates increase, the borrower's required payments increase, thus increasing the potential for default. Marketability of real estate is also affected by the level of interest rates.

Most fixed rate home loans are originated for 30 year amortization terms. Borrowers requesting a term of 15 years or less are usually granted an interest rate slightly lower than is offered for a 30 year amortizing loan. These loans are originated to ensure compliance with documentation and underwriting standards which permit their sale in the secondary market to institutional investors such as the Federal National Mortgage Association (Fannie Mae). Fixed rate home loans include a "Due on Sale" clause which provides the bank with the contractual right to declare the loan immediately due and payable in the event the borrower transfers ownership of the property without the bank's consent. It is the bank's policy to enforce "Due on Sale" provisions.

Construction Lending. The bank offers adjustable and fixed rate residential construction loans to owners wishing to construct their primary residence and to selected builders/developers acceptable to the bank to build 1-4 family dwellings in the bank's primary market area. Loans to builders/developers are for homes that are pre-sold or are constructed on a speculative basis. Loans to builders for the construction of a home for which there is no end buyer at the time of construction are considered speculative loans. Construction loans to individuals usually are originated in connection with a permanent loan on the property (a construction/permanent loan). Construction/permanent loans typically provide for a construction term of six months to one year followed by the permanent loan term of up to 30 years. Speculative builder loans are typically for one year and provide for interest only payments during the loan term. The bank reviews the financial capacity of the builder, the experience and credit history of the builder, and present market conditions before approving speculative loans. Speculative loans to one builder are generally limited to a specific dollar amount in the aggregate. Loan advances to borrowers during construction are made on a percentage of completion basis, and funds are typically disbursed in four to six draws after an inspection is made by bank personnel and/or authorized independent inspectors and a written report of construction progress is received by the bank. At December 31, 1996 construction loans amounted to $3.8 million or 3.3% of the total loan portfolio.

Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, owner occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of construction cost and of the initial estimate of the property's value upon completion. During construction, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the bank may be required to advance funds beyond the amount originally committed to complete construction. If the estimate of value is high, the bank may be confronted with a project having a value which is insufficient to assure full repayment. Repayment of construction loans to builders of single family homes usually depends upon the builder successfully negotiating a sale for the property. Sales of homes are affected by market conditions and the supply and demand for such products.

Consumer and Other Loans. Federal regulations permit the bank to make secured and unsecured consumer loans up to 35% of the bank's assets. Management considers consumer lending to be an important component of its future strategic plan. Federal Trust originates consumer loans in order to provide a wide range of financial services to its customers and to create stronger ties to its customers and because the shorter term and normally higher interest rates on such loans help the bank increase the sensitivity of its interest earning assets to changes in interest rates and maintain a profitable spread between its average loan yield and its cost of funds. The terms of consumer loans generally range from one to ten years. Federal Trust's underwriting standards for consumer loans include an assessment of the applicant's payment history on other debts and ability to meet existing obligations and payments on the proposed loans. Although the applicant's creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, to the proposed loan amount. Consumer loans generally involve more credit risks than mortgage loans because of the type and nature of the collateral or absence of collateral. Consumer lending collections are dependent on the borrower's continuing financial stability, and are likely to be adversely affected by job loss, divorce and illness. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. In most cases, any repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance. The bank believes that the yields earned on consumer loans are commensurate with the credit risk associated with such loans. At December 31, 1996 consumer loans amounted to $.84 million or .73% of the total loan portfolio.

Multi-family and Commercial Real Estate Loans. Multi-family real estate loans are collateralized primarily by garden style apartments located in Florida. Commercial real estate loans are secured primarily by office, warehouse and retail business properties located in Florida. These types of loans amounted to $12.6 million or 11.00% of the total loan portfolio at December 31, 1996. These loans may be for an amortization term of up to 30 years but frequently include a maturity in 7 to 15 years. Commercial and multi-family loans are usually originated with an interest rate that adjusts based upon an index such as the prime rate or the yield on Treasury Securities adjusted to a maturity of 1, 3 or 5 years. The bank generally does not offer fixed rate commercial real estate or multi-family loans.

Loans secured by multi-family and commercial real estate are originated with loan-to-value not exceeding 80% of the appraised value of the properties. Loans on this type of collateral continue to be a part of the bank's future lending programs.

Loans secured by multi-family and commercial real estate are generally larger and involve a greater degree of risk than residential mortgage loans. Because payments on loans secured by multi-family and commercial property depend to a large degree on results of operations and management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. As of December 31, 1996 the bank had $0.5 million in loans secured by land which is undeveloped or in the process of development. The bank will originate multi-family residential real estate, commercial real estate and business loans, and management estimates such lending will be between 5% and 10% of the bank's total loan portfolio in the future.

Business Loans with Government Guarantee. Through 1996, the bank has originated three loans where the principal balance is partially guaranteed by the U.S. Small Business Administration (SBA). The bank expects to continue to originate loans to small businesses with guarantee by the SBA or the Farmers Home Administration (FmHA). These loans are underwritten consistent with the bank's policies but may include a higher loan relative to the value of collateral than commercial loans originated without a government guarantee. These lending programs help small businesses to develop and/or expand and are an important tool in helping meet the credit needs of the bank's lending area.

Applications for SBA or FmHA guaranteed or insured loans are carefully underwritten and include an analysis of the borrower's business plan, the value of collateral, financial capacity, the experience of the borrower and market conditions. After the bank's underwriting review, a complete application is submitted to the appropriate agency which in turn performs its own underwriting analysis and makes a credit decision authorizing guarantee or insurance of the loan. SBA usually guarantees up to 75% of a loan, and some programs of FmHA provide guarantees up to 90% of the loan. Loans with government guarantees may be originated with fixed or adjustable rates; however, the bank usually originates loans with adjustable rate terms. Amortization terms for such loans are commensurate with the business purpose and expected life of the collateral. Real estate secured loans are usually offered for terms up to 25 years. SBA/FmHA guaranteed loans are originated on fully amortizing terms without a shorter maturity date and balloon payment requirement. At December 31, 1996 SBA guaranteed loans amounted to $.96 thousand or .08% of the total loan portfolio.

Income from Lending Activities. Federal Trust receives fees in connection with loan commitments and originations, loan modifications, late payments, changes of property ownership and for miscellaneous services related to its loans. Federal Trust also receives fees for servicing loans sold to others. Income from these activities varies from period to period with the volume and type of loans originated, sold and purchased, which in turn is dependent upon prevailing mortgage interest rates and their effect on the demand for loans in the market served by Federal Trust.

Loan fees typically are charged at the time of loan origination and may be a flat fee or a percentage of the amount of the loan. Such fees cannot typically be recognized as income and are deferred and taken into income over the contractual life of the loan, using a level yield method. If a loan is prepaid or refinanced, all remaining deferred fees with respect to such loan are taken into income at that time.

The accounting for non-refundable fees and costs associated with originating and acquiring loans is governed by Statement of Financial Accounting Standards ("SFAS") 91, promulgated by the Financial Accounting Standards Board ("FASB"). SFAS 91 required that loan origination fees be offset against certain related direct loan origination costs and that the resulting net amount be deferred and amortized over the life of the related loans as an adjustment to the yield of such related loans. In addition, commitment fees are required to be offset against related direct costs, and the resulting net amount is recognized either over the life of the related loans as an adjustment to the yield if the commitment is exercised, or upon expiration of the commitment, if the commitment expires unexercised.

Non-performing Loans and Real Estate Owned. When a borrower from the bank fails to make a required payment on a loan, the bank attempts to collect the payment by contacting the borrower. If a payment on a loan has not been received by the end of a grace period (usually 15 days from the payment due date), notices are sent at that time, with follow-up contacts made thereafter. In most cases, the delinquencies are cured promptly. If the delinquency exceeds 90 days and is not cured through the bank's normal collection procedures, the bank will institute more formal measures to remedy the default, including the commencement of foreclosure proceedings. The bank will attempt to negotiate with the delinquent borrower to establish a satisfactory payment schedule.

If foreclosure is effected, the property is sold at a public auction in which the bank may participate as a bidder. If the bank is the successful bidder, the acquired real estate property is then included in the bank's "real estate owned" account until it is sold. The bank is permitted under federal regulations to finance sales of real estate owned by "loans to facilitate," which may involve more favorable interest rates and terms than generally would be granted under the bank's underwriting guidelines. At December 31, 1996 the bank had no loans to facilitate.

Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. As a matter of policy, the bank does not accrue interest on loans past due 90 days or more.

Real estate acquired by the bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired, it is recorded at the lower of cost or fair value at the date of acquisition and any write-down resulting therefrom is charged to the allowance for losses on loans.
















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


                                                                                     December 31,
                                                                 1996      1995      1994      1993      1992
                                                                 ----      ----      ----      ----      ----
                                                                      (In Thousands of Dollars)

Non-accrual loans:
     Residential:
         Construction and land loans                              548     2,035     1,025     1,081       342
         Permanent loans (1-4 units)                              323       807     1,029       704       748
         All other mortgage loans                                --         416       650     1,310       853
     Commercial loans                                              47      --        --        --          64
     Consumer and other loans                                      73        69        77        30        53
     In-substance foreclosures                                   --        --       3,592       108       298
                                                                ------     ----      ----      ----      ----
         Total non-accrual loans                                  991     3,327     6,373     3,233     2,358
                                                                ======     ====      ====      ====      ====
         Total non-accrual loans to total loans                   0.9%      2.9%      5.7%      3.3%      1.9%
                                                                ======     ====      ====      ====      ====
         Total non-accrual loans to total assets                  0.7%      2.4%      4.1%      2.2%      1.7%
                                                                ======     ====      ====      ====      ====
         Total allowance for loss to total non-accrual loans    154.7%    61.9%     31.0%     57.2%     54.8%
                                                                ======     ====      ====      ====      ====

Real estate owned:
     Real estate acquired by foreclosure                        1,508     3,293     2,891       565       594
         Total real estate owned                                1,508     3,293     2,891       565       892
                                                                ======     ====      ====      ====      ====
         Total non-accrual loans and
          real estate owned to total assets                       1.8%      4.7%      6.0%      2.6%      2.1%
                                                                ======     ====      ====      ====      ====

If the non-accrual loans at December 31, 1996 had been current in accordance with their original terms for the entire year (or from the date of origination if originated during such period), the total interest income on such loans for the period ended December 31, 1996 would have been increased approximately $181,000.

The $.32 million of non-accruing single-family residential permanent loans at December 31, 1996 consists of 10 loans. Such loans have an average loan balance of approximately $32,000 and no loan exceeds $110,000.

The Bank had one non-accruing land acquisition and development loan at December 31, 1996 in the amount of $547,930.

At December 31, 1996, the Bank had real estate owned of $1,508,166 acquired by foreclosure consisting of eight single family properties with an average balance of $62,776, two vacant land properties zoned commercial with an average balance of $393,229, one acquisition and development project with a balance of $184,500 and one developed building lot with a balance of $35,000.

Allowance for Losses on Loans

The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the allowance when management believes that the collectibility of the principal is unlikely. The allowance is an estimated amount that management believes will be adequate to absorb losses inherent in the loan portfolio and commitments to extend credit, based on evaluations of its collectibility. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, specific problem loans and commitments, and current and anticipated economic conditions that may affect the borrower's ability to pay. While management uses the best information available to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions.

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








             [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK.]

The following table sets forth information with respect to activity in the Bank's allowance for loan losses during the periods indicated.


                                                  Year Ended December 31,
                                        1996         1995       1994        1993        1992
                                                  (In Thousands of Dollars)
Average loans outstanding, net         112,288     115,608     108,771     109,063     124,107
Allowance at beginning of year           2,061       1,975       1,850       1,292         359
Charge offs:
     Conventional loans                    794         267           4          27          37
     Construction loans                   --          --          --          --          --
     Commercial real estate loans          390         440         400        --          --
     Consumer loans                         39        --             5           5        --
                                       -------     -------     -------     -------     -------
         Total loans charged off         1,223         707         409          32          37
                                       -------     -------     -------     -------     -------
Recoveries                                 267          14           3        --          --
                                       -------     -------     -------     -------     -------
     Net charge-offs                       956         693         406          37          37
Provision for loan losses
     charged to operating expenses         280         779         531         590         140
Transfer from allowance for
     real  estate  owned                   148        --          --          --          --
General  reserves  acquired
     as part  of loan  package            --          --          --          --           830
purchases Allowance at end of year       1,533       2,061       1,975       1,850       1,292
                                       -------     -------     -------     -------     -------

Ratio of net  charge-offs
     to average  loans  outstanding       1.09%       0.61%       0.38%       0.03%       0.03%
                                       -------     -------     -------     -------     -------
Ratio of allowance to
     period-end total loans, net          1.36%       1.83%       1.78%       1.94%       1.06%
                                       -------     -------     -------     -------     -------
Period-end total loans, net            112,547     112,906     111,183      95,374     122,476
                                       -------     -------     -------     -------     -------



The following table represents information regarding the Bank's total allowance for losses as well as the allocation of such amounts to the various categories of loans.


Year Ended December 31,
                                         1996                1995               1994              1993             1992
                                         ----                ----               ----              ----             ----
                                              Percent of         Percent of         Percent of        Percent of          Percent of
                                              Loans to           Loans to           Loans to          Loans to            Loans to
                                   Amount     Total    Amount    Total    Amount    Total   Amount    Total   Amount      Total
                                              Loans              Loans              Loans             Loans               Loans
                                              -----              -----              -----             -----               -----
                                                                      (In Thousands of Dollars)
Residential real estate loans        283       88.3%    585       86.1     607       83.6   1,359       72.6   1,000       76.7
Commercial real estate loans
     (Including multi-family
     & land loans)                   946        9.8%  1,041       11.4   1,160       13.1     414       21.0     292       23.3
Non-mortgage loans                   304        1.9%    435        2.5     208        3.3      77        6.4    --          --
Total allowance for loan losses    1,533      100.0%  2,061      100.0%  1,975      100.0%  1,850      100.0%  1,292      100.0%


Mortgage-Backed Securities and Mortgage Derivatives

During 1994, the Bank invested in a GNMA "Dollar Roll" consisting of a portfolio of mortgage-backed securities which were guaranteed as to principal and interest by the full faith and credit of the United States or insured or guaranteed by agencies of or corporations or entities chartered by the Federal government or have investment grade ratings issued by either of the top two rating agencies. The mortgage-backed securities owned by the Bank were insured or guaranteed by the Government National Mortgage Association ("GNMA"). The securities were purchased for a period of 20 days and were sold on July 9, 1994, and at December 31, 1994, December 31, 1995, and December 31, 1996 the Bank had no investment in mortgage-backed securities or mortgage derivatives.



The following table sets forth mortgage-backed securities purchased, sold and repaid during the periods indicated:


                                        Year Ended December 31,
                                        -----------------------
                               1996   1995   1994      1993      1992
                               ----   ----   ----      ----      ----

                                   (In Thousands of Dollars)

Purchases                       -       -     4,647     4,521     --
Sales                           -       -     4,124    (2,416)    --
Principal reductions, net       -       -        13    (2,105)    --
                              ----    ----    -----     -----    ----
Increase (decrease) in
  mortgage-backed securities    -       -      --        --       -
                              ====    ====    =====     =====    ====

Investment Activities

The Bank's investment portfolio currently consists of $15,047,984 in bonds issued by the Federal Home Loan Bank. The Bank purchases securities to meet regulatory liquidity requirements, to invest excess funds resulting from excess liquidity and to leverage capital through the use of borrowed funds. Of the securities held at December 31, 1996, $8,763,641 have maturities of five (5) years or less which meet the liquidity requirements of the Office of Thrift Supervision.

The Bank's investment in obligations of U.S. government agencies consist of dual indexed bonds issued by the Federal Home Loan Bank. At December 31, 1996, the bonds had a market value of $15,030,829 and gross unrealized losses of $1,069,171. The bonds have a par value of $16,100,000 and pay interest based on the difference between two indices. All of the bonds pay interest at the10 year constant maturity treasury rate less the 3 month or 6 month LIBOR rate plus a contractual amount ranging from 2.3% to 4.0%. The Bank purchased the bonds to offset some of its risk related to its portfolio of adjustable rate mortgages and, as such, subjects the Bank to a certain degree of market risk as the indices change with prevailing market interest rates. Generally, when short term interest rates are low and the yield curve is in a normal slope, i.e., long term interest rates higher than short term interest rates, the bonds will have a yield that is above the yields on other agency securities of three or six month maturities, however, the bank's portfolio of adjustable rate mortgage ("ARM") loans will have yields that are declining due to the adjustment on these loans being based on a short term index, primarily the one year CMT. When short term rates are high and the yield curve is flat or inverted, the bonds will have yields that are generally lower than the yields on other agency securities of three or six month maturities, however, the bank's ARM loans will have yields that are increasing since their adjustment is based on a short term index, primarily the one year CMT. As a result, the yields on the dual indexed bonds generally move in an inverse relationship to the movement in yields on the bank's ARM loans and as a result, offset some of the risk related to the movement of interest rates in the loan portfolio. The risk associated with changes in the indices is that when the yield curve is flat, the bonds will generally have yields that are below the yields on bonds that mature or reprice in three or six months unless the general level of rates is very low in which case the margin on the bonds would reduce or mitigate the effects of a flat yield curve. If the yield curve is inverted, the bonds will generally have below market yields. The Bank does not currently have any investments in hedges to offset the market risk for these securities. The effective rates earned for the portfolio of dual indexed bonds for 1994, 1995, and 1996 were, 6.79%, 5.43%, and 3.98% respectively. Market values for all securities were calculated using published prices or the equivalent at December 31, 1996.

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

At December 31, 1996, 1995, and 1994, the Bank had $7,000,000,  $7,000,000,  and
$22,850,000 (par value), respectively, in investments securities pledged to the Federal Home Loan Bank as collateral under its short-term credit agreement with the Bank. On November 30, 1995 the bank reclassified its entire portfolio of Federal Home Loan Bank bonds from the held to maturity category to the available for sale category, in accordance with the guidance issued by the Financial Accounting Standards Board (FASB), which permitted the one-time opportunity to reassess the designations of all securities between November 15, 1995 and December 31, 1995. The transfer resulted in an increase in the unrealized loss on investment securities available for sale, net (of the effect of income taxes) account, a component of stockholders' equity, to $1,291,699 at November 30,1995. During December 1995, the bank sold $7,250,000, par value, of the Federal Home Loan Bank bonds maturing in 2003, at a gross loss of $942,500, which decreased the unrealized loss on investment securities available for sale, net (of the effect of income taxes) account in stockholder's equity to $779,872 at December 31, 1995. On April 1, 1996, the Bank transferred $7,000,000 par value of the Federal Home Loan Bank bonds maturing in 2003 from the available for sale to the held to maturity category, and during November, 1996, the Bank sold $1,000,000 par value of the Federal Home Loan Bank bonds that mature in 1998 at a gross loss of $12,344.

As a member of the FHLB System, the Bank must maintain minimum liquidity levels specified by the OTS which vary from time to time. The Bank complies with such requirement primarily by maintaining a significant amount of funds in interest-bearing deposits at the FHLB of Atlanta and with the qualifying unpledged bonds in the investment portfolio that have maturities of 5 years of less. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." Liquidity may increase or decrease depending upon the yields available on investment opportunities and upon management's judgment as to the attractiveness of such yields and its expectation of the level of yields that will be available in the future. The Bank also has an investment in the common stock of the FHLB of Atlanta in order to satisfy the requirement for membership in such FHLB.

The following table sets forth the carrying value of the Bank's total investments and liquidity as of the dates indicated.


                                                            December 31,
                                                            ------------
                                              1996     1995       1994      1993      1992
                                              ----     ----       ----      ----      ----
                                                       (In Thousands of Dollars)
Short-term investments:
   Interest-bearing deposits                  4,837        51     6,861     6,221     3,892
Debt securities:
   FHLB Notes                                15,048    15,918    24,257    24,353      --
   Orange County tax certificates                 6        19        44       135      --
Mortgage-backed securities                     --        --        --        --        --
ARM mutual fund                                --        --        --      12,048      --
Equity securities:
   FHLB stock                                 1,253     1,853     1,975     2,815     1,878
                                             ------    ------    ------    ------     -----
        Total investment portfolio           21,144    17,841    33,137    45,572     5,770
                                             ======    ======    ======    ======     =====

Sources of Funds

General. Deposits are the primary source of the Bank's funds for use in lending and for other general business purposes. In addition to deposits, the Bank obtains funds from normal loan amortization and prepayments and from operations. Contractual loan payments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general market interest rates and economic conditions. Borrowings are also used on a short-term basis to compensate for seasonal or other reductions in normal sources of funds. Borrowings may also be used on a longer term basis to support expanded lending or investment activities. At December 31, 1996, the Bank had $19.8 million in FHLB Advances outstanding which are due in one year or less.

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

The Bank's deposits are obtained from residents in its primary market area and, to a much lesser extent, nationwide via a computer network and the principal methods used by the Bank to attract "in market" deposit accounts include offering a wide variety of services and accounts, competitive interest rates and a convenient office location, including access to automated teller machines ("ATMs"). The Bank currently operates no ATM's but issues cards which have access to the Honor(R) and other shared ATM networks. The Bank utilizes very few brokered deposits and at times seeks some negotiated rate certificates of deposit less than $100,000 through the CD Network(R) which electronically allows the Bank to display its rates on certificates to individual investors nationwide. Bank personnel then deal directly with investors who telephone or write for information concerning certificates of deposit.



             [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK.]


The following table shows the distribution of, and certain other information relating to, the Bank's deposits by type as of the dates indicated.

                                                                               December 31,
                                     -----------------------------------------------------------------------------------------------
                                           1996               1995                1994                1993              1992
                                           ----               ----                ----                ----              ----
                                              Percent of          Percent of          Percent of          Percent of      Percent of
                                     Amount    Deposits  Amount    Deposits  Amount    Deposits  Amount    Deposits  Amount Deposits
                                     ------    --------  ------    --------  ------    --------  ------    --------  ---------------

Non-interest bearing commercial
   checking accounts                     59         .1      209        0.2      257        0.3      776        1.0    1,556     1.6
Regular savings accounts              1,364        1.3    2,158        2.0    4,234        4.2    8,932       11.4   22,125    22.7
MMDA's                                7,429        7.0    6,601        6.1    9,247        9.1      822        1.0    1,204     1.2
NOW accounts                            654         .6      675        0.6      857        0.8    1,213        1.5    4,235     4.4
                                    -------      -----  -------      -----  -------      -----   ------      -----   ------   -----
   Subtotal                           9,506        9.0    9,643        8.9   14,595       14.4   11,743       14.9   29,120    29.9
                                    -------      -----  -------      -----  -------      -----   ------      -----   ------   -----

Certificate of Deposit:
   1.00% to 3.99%                       499         .5    1,219        1.0    5,431        5.4   36,857       46.8   21,206    21.7
   4.00% to 4.99%                     3,077        2.9    2,171        2.0   29,421       29.0   23,558       29.9   34,247    35.2
   5.00% to 5.99%                    78,123       73.5   54,847       49.9   29,165       28.7    4,845        6.2    9,555     9.8
   6.00% to 7.99%                    14,910       14.0   41,311       37.6   22,859       22.5    1,675        2.1    3,030     3.1
   8.00% to 9.99%                      --           --     --          --        46        0.0       50        0.1      263     0.3
                                    -------      -----  -------      -----  -------      -----   ------      -----   ------   -----
   Total Certificates of Deposit     96,609       91.0   99,548       90.5   86,922       85.6   66,985       85.1   68,301    70.1
                                    -------      -----  -------      -----  -------      -----   ------      -----   ------   -----

Total Deposits                      106,115      100.0  109,191      100.0  101,517      100.0   78,728      100.0   97,421   100.0
                                    =======      =====  =======      =====  =======      =====   ======      =====   ======   =====


The following table shows the average amount of and the average rate paid on each of the following categories during the periods indicated.



                                                                               December 31,
                                     -----------------------------------------------------------------------------------------------
                                           1996               1995                1994                1993              1992
                                           ----               ----                ----                ----              ----
                                  Average   Average Average    Average  Average    Average Average     Average  Average     Average
                                  Balance   Rate    Balance    Rate     Balance    Rate    Balance     Rate     Balance      Rate
                                  -------   ----    -------    ----     -------    ----    -------     ----     -------      ----
MMDA's, NOW and non-interest
   bearing commercial checking
   accounts                         7,722    3.44%   7,587       3.56%   8,629       3.11%   4,998       1.03%   7,349       2.10%
Regular savings                     1,641    2.62%   2,975       3.09%   6,227       3.40%  15,529       3.05%  25,782       3.21%
Certificates of Deposit            97,042    5.62%  99,716       5.88%  77,333       4.30%  58,402       4.26%  77,340       4.53%
                                  -------    ----  -------       ----   ------       ----   ------       ----  -------       ----

Total Deposits                    106,405    5.41% 110,278       5.63%  92,190       4.12%  78,929       3.90% 110,471       4.59%
                                  =======    ====  =======       ====   ======       ====   ======       ====  =======       ====

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

Management of the Bank periodically reviews rates offered by other savings institutions in its market area and will adjust the rates it offers to be competitive with such institutions. Due to the increase in customers and the Bank's adequate capital levels, the Bank has generally not had to price its deposit products higher than its competitors to attract deposits. The increases in deposits after interest credited of $37.7 million, $25.9 million and $17.8 million for the years ended 1992, 1991 and 1990, respectively, were due to an increase in the number of customers during each of the years and, during 1992, to the acquisition of a local savings institution, a portion of the deposits of which remained in the Bank. The $18.7 million decrease in 1993 resulted from the sale of the Bank's Amelia Island branch. During the year ended December 31, 1996 the Bank's deposits decreased $2.9 million.

The following table sets forth the net deposit flows of the Bank during the periods indicated.


                                                                      Year Ended December 31,
                                                                      -----------------------
                                                       1996       1995       1994      1993         1992
                                                       ----       ----       ----      ----         ----

Net increase (decrease) before interest credited     (6,675)     10,530     23,902    (18,585)     40,471
Less:
   Interest credited                                  3,599       2,945      1,113        892       2,720
                                                     ------       -----     ------    -------      ------
Net deposit increase (decrease)                      (3,076)      7,585     22,789    (18,693)     37,697
                                                     ======       =====     ======    =======      ======


Borrowings. The Bank is permitted to obtain advances from the FHLB of Atlanta, upon the security of the capital stock of the FHLB of Atlanta it owns and certain of its home mortgage loans and other assets (principally, securities which are obligations of, or guaranteed by, the U.S. government or agencies thereof), provided certain standards related to creditworthiness have been met. Such advances may be made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities, and the FHLB of Atlanta prescribes the acceptable uses to which the advances pursuant to each program may be made as well as limitations on the size of such advances.
Depending on the program, such limitations are based either on a fixed percentage of the Bank's regulatory capital or its liability for shares and deposits or on the FHLB's assessment of Federal Trust Bank's creditworthiness. The FHLB is required to review its credit limitations and standards at least once every six months. Prepayment of FHLB of Atlanta advances would incur prepayment penalties. At December 31, 1996, the Bank had $24.8 million in borrowings outstanding and at December 31, 1995, the bank had $21.0 million in borrowings outstanding.

The following is an analysis of the advances from the Federal Home Loan Bank:

Amounts outstanding at December 31, 1996:

Maturity Date       Rate           Amount         Type
12/31/97            6.95%        $ 4,800,000      Variable Rate
06/28/97            6.01%          5,000,000      Fixed Rate
09/16/97            6.01%          5,000,000      Fixed Rate
10/16/97            5.86%          5,000,000      Fixed Rate
09/15/98            6.12%          5,000,000      Fixed Rate
                    ----          ----------
Total               6.18%        $24,800,000
                    ====         ===========

Amounts outstanding at December 31, 1995:

Maturity Date       Rate           Amount         Type

01/02/96            6.10%        $   700,000        Variable Rate
01/27/96            5.76%          7,000,000      Fixed Rate
01/31/96            6.10%          3,300,000      Variable Rate
09/15/96            5.83%          5,000,000      Fixed Rate
09/15/98            6.12%          5,000,000      Fixed Rate
                    ----          ----------
Total               5.93%        $21,000,000
                    ====         ===========


Variable rate advances reprice daily and may be repaid at any time without penalty. Fixed rate advances incur a prepayment penalty if repaid prior to maturity, and the interest rate is fixed for the term of the advance.


Amounts outstanding at:
--------------------------------------------------------------------------------
               1996                                    1995
               ----                                    ----
Monthend       Rate      Amount              Monthend  Rate      Amount
--------       ----      ------              --------  ----      ------
01/31/96       6.12%     20,500,000          01/31/95  6.21%     33,400,000
02/29/96       5.81%     19,300,000          02/28/95  6.27%     34,400,000
03/31/96       5.77%     22,300,000          03/31/95  6.29%     33,400,000
04/30/96       5.77%     23,300,000          04/30/95  6.34%     30,100,000
05/31/96       5.74%     24,700,000          05/31/95  6.36%     28,100,000
06/30/96       5.80%     25,500,000          06/30/95  6.43%     28,600,000
07/31/96       5.93%     22,800,000          07/31/95  6.33%     30,600,000
08/31/96       5.78%     24,100,000          08/31/95  6.36%     27,700,000
09/30/96       6.05%     25,000,000          09/30/95  6.37%     31,100,000
10/31/96       5.98%     24,200,000          10/31/95  6.19%     29,700,000
11/30/96       6.01%     23,800,000          11/30/95  6.23%     28,600,000
12/31/96       6.18%     24,800,000          12/31/95  5.93%     21,000,000


During the twelve-month periods ended December 31, 1996 and December 31, 1995, average advances outstanding totaled $23.4 million and $29.7 million at an average rate of 5.91% and 6.28%, respectively.

Advances from the FHLB are collateralized by loans, securities, and FHLB stock that totaled approximately $34.6 million, $6.3, and $1.3 million, respectively at December 31, 1996.


Expansion Plans

Management plans to raise additional capital in the first half of 1997. If successful in raising the additional capital, management plans to expand the operations of the bank via a branch in the near future. It is anticipated that the branch would be located in the greater Orlando market area. The ability to branch is subject to approval by the OTS. The OTS considers factors such as earnings, capital, management and Community Reinvestment Activities prior to approving branch applications.

Employees

At December 31, 1996, the Holding Company had no full-time employees and the Bank had 26 full-time employees. Management considers its relations with its employees to be excellent.

Federal Trust currently maintains a comprehensive employee benefit program providing, among other benefits, hospitalization and major medical insurance, long-term disability insurance, life insurance, and education assistance. In addition, on April 1, 1997, the bank will begin offering its employees a 401k Plan. Such employee benefits are considered by management to be generally competitive with employee benefits provided by other major employers in Federal Trust's market areas. Federal Trust's employees are not represented by any collective bargaining group.

Other Subsidiaries

At December 31, 1996, the Company had no subsidiaries other than Federal Trust Bank.

Total Equity Investments at December 31, 1996

          Federal Trust Bank       $    6,401,425

Thrift Subsidiaries

Current OTS regulations permit a thrift to invest up to 3% of its assets in service corporations, provided any investment in excess of 2% must serve primarily community, inner city or community development purposes. In addition, a thrift can invest up to 20% of its net worth in conforming loans to service corporations if net worth is equal to the minimum net worth requirement of the thrift and scheduled items do not exceed 2.5% of specified assets. At December 31, 1996, the Bank had one subsidiary, FTB Financial Services, Inc.("FTBFS"), that commenced operations in 1996. FTBFS is engaged in the business of selling non-FDIC insured annuities, and its operations in 1996 were minimal.

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

Sale of Federal Trust Properties Corporation. Pursuant to a Purchase Agreement dated June 30, 1996 the Company sold all of the stock of Federal Trust Properties Corporation to an unaffiliated party for $425,354 consisting of $60,000 in cash, a note for $60,000 which was due and paid on August 8, 1996, a note for $230,354 due upon the earlier of certain events, but in any event due no later than July 31, 1997, and three notes for $25,000 each, due December 31, 1998, 1999 and 2000, respectively. In addition, the Company is renting the quarters it previously occupied to FTPC on a month to month basis, and plans to sub-lease the space to a long term tenant. No gain or loss was recognized on the sale.

Dissolution of 1270 Leasing Company. The Company dissolved 1270 LC on September 26, 1996, as it was no longer necessary to maintain the entity for purposes of the lease on the office space previously occupied by the Company.

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

Thrift institutions are generally taxed in the same manner as other corporations. Unlike other corporations, however, qualifying savings institutions such as the Bank that meet certain definitional tests relating to the nature of their supervision, income, assets and business operations are allowed to establish a reserve for bad debts and are permitted to deduct additions to that reserve on "qualifying real property loans"..

Until 1996, savings institutions that met certain definitional tests and other conditions prescribed by the Internal Revenue Code of 1986 (the "Code") relating primarily to the composition of their assets and the nature of their business activities, were, within certain limitations, permitted to establish and deduct additions to reserves for bad debts in amounts in excess of those which would otherwise be allowable on the basis of actual loss experience. A qualifying savings institution could elect annually to compute the addition to its bad debt reserve for qualifying real property loans (generally, loans secured by interests in improved real property) using the more favorable of the following methods: (i) a method based on the institution's actual loss experience (the "experience method") or (ii) a method based on specified percentage of the institution's taxable income (the "percentage of taxable income method"), and not be bound by the election in any subsequent year. The addition to the reserve for nonqualifying loans was required to be computed under the experience method and reduced by the current year's addition to the reserve for losses on nonqualifying loans, unless that addition also was determined under the experience method. The aggregate of the additions to each reserve for each year was Federal Trust Bank's annual bad debt deduction for years preceding 1996, Federal Trust Bank utilized either the percentage of taxable income method and the experience method in computing the tax-deductible addition to its bad debt reserves.

If the percentage of Federal Trust Bank's specified qualifying assets (generally, loans secured by residential real estate or deposits, banker's acceptances, educational loans, cash, government obligations and certain certificates of deposit) were to fall below 60% of total assets, Federal Trust Bank would not be eligible to claim further bad debt reserve deductions and would recapture into income all previously accumulated bad debt reserves. At December 31, 1996, Federal Trust Bank's qualifying assets were in excess of 60% of total assets.

The Small Business Job Protection Act of 1996 repealed the percentage of taxable income method of accounting for bad debts for tax years beginning after 1995. Federal Trust Bank switched solely to the experience method to compute its bad debt deduction in 1996 and future years. Federal Trust Bank is required to recapture into taxable income the portion of its bad debt reserves that exceed its bad debt reserves calculated under the experience method from the bank's inception. Accordingly, Federal Trust Bank will have to recapture approximately $70,000 of bad debt reserves as a result of this change in law.

The recapture amount resulting from the change in method of account for bad debt reserves generally will be taken into Federal Trust Bank's taxable income ratably (on a straight-line basis) over a six-year period. If a thrift meets a residential loan requirement for a tax year beginning in 1996 or 1997, the recapture of the reserves will be suspended for that tax year. Thus, recapture can potentially be deferred for up to two years.

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

Recent Regulatory Action

On October 3, 1994, Federal Trust and the Bank each entered into a voluntary Cease and Desist Order (collectively the "Orders") with the OTS. The decision by management and the Board of Directors of both companies to enter into the Orders was reached after several months of discussions with the OTS following the 1994 examinations. Although management and the Board of Directors of the Holding Company and the Bank believed that significant action had been taken to correct operational deficiencies cited in the Bank's 1992 examination, which resulted in a Supervisory Agreement between the Bank and the OTS, and the deficiencies cited in the 1994 examinations, it was determined that it was in the best interest of the Federal Trust and the Bank to agree to the Orders, due to the increase in the Bank's classified assets and the resulting increase to the Bank's loan loss reserves. Another factor that was considered in this decision was the fact that most of the items included in the Bank's Order were repetitive of the directives contained in the Supervisory Agreement which the Bank was either were in compliance with or had been corrected. The holding company's Order, on the other hand, was administrative in nature and likewise could be easily monitored.

In August, 1995 the OTS informed Federal Trust that it was conducting an expanded examination of the holding company with regard to certain transactions that were entered into 1990 and 1991 by prior Bank management. As of the date of this filing, Federal Trust has had no further contact with the OTS concerning this examination. See, "Item 7. Supervision".

In the 1996 examinations of Federal Trust and the Bank, the OTS found the companies to be in compliance with their Orders and upgraded the supervisory rating of Federal Trust to "Satisfactory". In light of the improvement of the Bank's operations, the OTS reduced the number of provisions in the Bank's Order from 27 to 23. Management has been advised that the OTS will consider lifting the Bank's Order when the ratio of classified assets to capital is reduced below 100%. With regard to the Bank, further improvement was noted in a number of areas, including underwriting procedures, documentation, disposition of problem assets, significant reduction in the dependency on wholesale funds, and a continued reduction in operating expenses.

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

Support of Subsidiary Depository Institutions. Under OTS policy, Federal Trust is expected to act as a source of financial strength to and to commit resources to support the Bank. This support may be required at times when, in the absence of such OTS policy, Federal Trust might not be inclined to provide such support. In addition, any capital loans by Federal Trust to the Bank must be subordinate in right of payment to deposits and to certain other indebtedness of the Bank. In the event of bankruptcy, any commitment by a Holding Company to a federal bank regulatory agency to maintain the capital of a subsidiary depository institution will be assumed by the bankruptcy trustee and will be entitled to a priority of payment.

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

Payment of Dividends. Federal Trust is a legal business entity separate and distinct from the Bank. To date, the principal source of cash flow of Federal Trust, including cash flow to pay cash dividends, has been dividends from the Bank. There are statutory and regulatory limitations on the payment of dividends by the Bank. In general, the ability of the Bank to pay a dividend to Federal Trust is governed by the OTS's capital distribution regulation. The OTS regulation establishes three tiers of savings institutions based primarily on an institution's capital level. A savings institution that exceeds all fully phased-in capital requirements before and after the proposed capital distribution ("Tier 1 association") and has not been advised by the OTS that it is in need of more than normal supervision could, after prior notice but without the approval of the OTS, make capital distribution during a calendar year equal to the greater of: (i) 100% of its net income to date during the calendar year, plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of the savings institution's net income for the previous four quarters. Any additional capital distributions require prior regulatory approval. Because the Bank is currently operating under an OTS Order, the Bank is considered a Tier 2 association and is required to obtain OTS approval before it can make a capital distribution to the Holding Company. A Tier 2 association may make capital distributions of between 25% and 75% of its net income over the most recent four-quarter period, depending on its risk-based capital level. The OTS can prohibit a proposed capital distribution by a savings institution, which would otherwise be permitted by the regulation if the OTS determines that such distribution would constitute an unsafe or unsound practice. The Bank did not make a capital distribution to Federal Trust in 1996.

According to the holding company's Order, Federal Trust cannot request dividends from the Bank without written permission from the OTS. It is unlikely that the Bank will be permitted to pay a dividend to Federal Trust while the Orders are in effect.


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

Prompt and Corrective Action. The FDICIA required the federal banking regulatory agencies to set certain capital and other criteria which would define the category under which a particular financial institution would be classified. The FDICIA imposes progressively more restrictive constraints on operations, management, and capital distributions depending on the category in which a financial institution is classified. The OTS' prompt and corrective action regulation became effective December 19, 1992. Among other things, the regulations define the relevant capital measures for the five capital categories. (well capitalized, adequately capitalized, undercapitalized, significantly under capitalized and critically under capitalized). For example, a savings institution is deemed to be "well capitalized" if it has a total risk-based capital ratio (total capital to risk-weighted assets) of 10% or greater, a Tier 1 risk-based capital ratio (Tier 1 capital to risk-weighted assets) of 6% or greater, and a Tier 1 leverage capital ratio (Tier 1 capital to adjusted total assets) of 5% or greater, and is not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure. The OTS has also established minimum tangible and minimum leverage capital requirements for savings institutions. These requirements provide for a minimum ratio of tangible capital of not less than 1.5% of the savings institutions adjusted total assets. Tangible capital is defined as core capital minus any "intangible assets (as defined by the regulation). The minimum leverage capital (as defined by the regulation) ratio established by the regulation is 3% of adjusted total assets.

A savings institution is deemed to be "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, and (generally) a Tier 1 leverage capital ratio of 4% or greater, and the institution does not meet the definition of a "well capitalized" institution. A savings institution is deemed to be "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. In addition, the OTS is authorized to downgrade a savings institution to a lower capital category than the savings institution's capital ratios would otherwise indicate, based upon safety and soundness considerations (such as when the institution has received a less than satisfactory examination rating for any of the equivalent CAMEL rating categories). Both the risk-based capital guidelines and the leverage ratio are minimum requirements, applicable only to top-rated savings institutions. Institutions operating at or near these levels are expected to have well-diversified risk, excellent asset quality, high liquidity, good earnings and in general, have to be considered strong banking organizations and rated composite 1 under the CAMEL rating system adopted by the OTS. Institutions with lower ratings and institutions with high levels of risk or experiencing or anticipating significant growth would be expected to maintain ratios 100 to 200 basis points above the state minimums. A savings institution cannot make a capital distribution such as cash dividends, redemptions and other purchases of stock, or pay management fees to any person having control of that institution, if after doing so, the savings institution would be undercapitalized.

Capital Requirements. Both OTS and FDIC have promulgated regulations setting forth capital requirements applicable to depository institutions. The OTS capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital ratio (defined as the ratio of tangible capital to adjusted total assets), a 3% leverage (core capital) ratio (defined as the ratio of core capital to adjusted total assets ) and an 8% risk-based capital standard as defined below. Core capital is defined as common stockholder's equity (including retained earning), certain noncumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries, certain goodwill and certain mortgage servicing rights less certain intangible assets, mortgage servicing rights less certain intangible assets, mortgage servicing rights and investments in nonincludable subsidiaries. Tangible capital is defined in the same manner as core capital, except that all intangible assets (excluding certain mortgage servicing rights) must be deducted. Adjusted total assets is defined as GAAP total assets, minus intangible assets (except those included in core capital). The OTS regulations also require that in calculating the leverage ratio, tangible and risk-based capital standards, savings institutions must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank. The Bank currently has one subsidiaries.

The OTS risk-based capital standard for savings institutions requires that total capital (comprised of core capital and supplementary capital) be at least 8% of risk-weighted assets. In determining risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. Generally, zero weight is assigned to risk-free assets, such as cash and unconditionally guaranteed United States government securities. A weight of 20% is assigned to, among other things, certain obligations of United States government- sponsored agencies (such as the FNMA and the FHLMC) and certain high quality mortgage-related securities. A weight of 50% is assigned to qualifying mortgage loans and certain other mortgaged-related Securities, repossessed assets and assets that are 90 days or more past due. The components of core capital are equivalent to those discussed above. The components of supplementary capital include permanent capital instruments (such as cumulative perpetual preferred stock, mandatory convertible subordinated debt and perpetual subordinated debt), maturing capital instruments (such as mandatory convertible subordinated debt and intermediate-term preferred stock) and the allowance for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital.

On August 31, 1995, the OTS issued an interim rule providing that the amount of risk-based capital that may be required to be maintained by an institution for recourse assets cannot be greater than the total of the recourse liability. The interim rule provides that whenever the calculation of risk-based assets (including assets sold with recourse) would result in a capital charge greater than the institution's maximum recourse liability on the assets sold, instead of including the assets sold in the savings institution's risk-weighted assets, the institution may increase its risk-based capital by its maximum recourse liability. In addition, qualified savings institutions may include in their risk-weighted assets for the purpose of capital standards and other capital measure, only the amount of retained recourse of small business obligation transfers multiplied by the appropriate risk weight percentage. The interim rule sets reserve requirements and aggregate limits for recourse held under the modified treatment. Only well-capitalized institutions and adequately capitalized institutions with OTS permission may use this reduced capital treatment.

On August 16, 1996, the OTS and the other federal banking agencies jointly proposed to revise their respective risk-based capital rules relating to treatment of certain collateralized transactions. These types of transactions generally include claims held by banks (such as loans and repurchase agreements) that are collateralized by cash or securities issued by the U.S. Treasury or U.S. Government agencies. If adopted, the proposal would permit certain partially collateralized claims to qualify for the 0% risk category. To qualify for the 0% risk category, the portion of the claim that will be continuously collateralized must be specified either in terms of dollar amount or percentage of the claim. For off-balance-sheet derivative contracts, the collateralized portion of the transaction could be specified by dollar amount or percentage of the current or potential future exposure.

On January 1, 1994 the OTS incorporated an interest-rate component as part of the calculation of a savings institution's regulatory capital. Savings institutions with "above normal" interest-rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest-rate risk is measured by the decline in the net portfolio value of its assets (i.e. the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates (except when the three-month Treasury bond equivalent yield falls below 4%, then the decrease will be equal to one-half of that Treasury rate) divided by the estimated economic value of the savings institution's assets, as calculated in accordance with guidelines set forth by the OTS. A savings institution whose measured interest-rate risk exposure exceeds 2% must deduct an interest-rate component in calculating its total capital under the risk-based capital rule. The interest-rate risk component is an amount equal to one-half of the difference between the savings institution's measured interest-rate risk and 2%, multiplied by the estimated economic value of the savings institution's assets. That dollar amount is deducted from the savings institution's total capital in calculating compliance with its risk-based capital requirement. Effective September 1, 1995, the interest rate-risk rule was amended to include, in evaluating capital adequacy, an assessment of exposure to declines in the economic value of a savings institution's capital due to changes in interest rates. Under the rule, there is a three-quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. Each quarter, the OTS calculates a savings institution's interest-rate risk exposure and advised the savings institution of any interest-rate risk capital component resulting from greater than "normal" exposure. The rule also provides that the Director of the OTS may waive or defer a savings institution's interest-rate risk component on a case by case basis.

The Bank's interest-rate risk exposure, according to OTS calculations, has been determined to be not greater than "normal" exposure as of December 31, 1996.

The OTS issued a Thrift Bulletin in August 1995 that described how and under what circumstances a savings institution may appeal its interest-rate risk component by requesting an adjustment to the interest-rate risk component generated by the OTS model or seek approval to use its own internal interest-rate risk model to calculate the interest rate risk component. The Thrift Bulletin provides that to be eligible to seek an adjustment to the interest rate risk component, an institution must show that its interest-rate risk component, as calculated by the OTS, could cause the savings institution to move to a lower prompt corrective action category and that the accuracy of the OTS' estimate of interest-rate risk exposure can be materially improved through the use of more refined data or more appropriate assumptions tailored to the specific institution. The Thrift Bulletin also outlines the circumstances under which well-capitalized institutions may request to use their own internal interest-rate risk model in place of the OTS model in calculating interest-rate risk capital requirements. The internal model must meet certain OTS standards, including reasonable assumptions about future interest rates, prepayment rates for assets and attrition rates for liabilities.

The FDICIA also required that the OTS (and other federal banking agencies) revise the risk-based capital standards with appropriate transition rules to take into account concentration of credit risks and risks of nontraditional activities. Effective January 17, 1995, the OTS (along with the other federal banking agencies) issued final regulations which explicitly identify concentration of credit risk and other risks from nontraditional activities, as well as an institution's ability to manage these risks, as important factors in assessing an institution's overall capital adequacy. These final regulations do not contain any specific mathematical formulas or capital requirements.

At December 31, 1996, the Bank met each of its capital requirements, in each case on a fully phased-in basis. The following table sets forth the regulatory capital calculations of the Bank at December 31, 1996:


                           Tangible             Core             Risk-Based
--------------------------------------------------------------------------------
                                                                  Percent of
                                  Percent          Percent            Risk-
                                  of               of               Weighted
                        Amount    Assets  Amount   Assets   Amount    Assets
                        ------    ------  ------   ------   ------    ------
Regulatory Capital    $6,614,345  4.74% $6,614,345  4.74% $7,485,055  9.92%
Requirement           $2,093,147  1.50% $4,186,294  3.00% $6,036,335  8.00%
Excess                $4,521,198  3.24% $2,428,051  1.74% $1,448,720  1.92%

New Standards for Safety and Soundness. The FDICIA, as amended by the Reigle Community Development and Regulatory Improvement Act of 1994, requires each federal banking agency to prescribe for all insured depository institutions and their holding companies standards relating to internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, and compensation, fees and benefits and such other operational and managerial standards as the agency deems appropriate. On July 10, 1995 the OTS and the other federal banking agencies adopted a final rule establishing deadlines for the agencies to submit and review safety and soundness compliance plans and Interagency Guidelines Establishing Standards for Safety and Soundness. The final rule and guidelines went in to effect on August 9, 1995. The guidelines require savings institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution's business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate-risk exposure, and asset growth. The guidelines further provide that savings institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and that they should take into account factors such as compensation practices at comparable institutions. In October 1996, the federal banking agencies jointly adopted asset quality and earning standards to be added to the Interagency Guidelines.

If the OTS determines that a savings institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. A savings institution is required to submit an acceptable compliance plan to the OTS within 30 days after receipt of a request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions. Management believes that the Bank already meets substantially all the standards adopted in the interagency guidelines and, therefore, does not believe that implementation of these regulatory standards will materially affect the Bank's operations.

Insurance of Deposit Accounts. The FDIC is the administrator for the SAIF and the Bank Insurance Fund ("BIF"), independently setting insurance premiums for each Fund. The FDIC is authorized to adjust the assessment rates. The Bank's deposit accounts are insured by the SAIF which is administered by the FDIC. The Federal Deposit Insurance Act required the FDIC to increase the reserves of the SAIF and the BIF to 1.25% of total insured deposits. The Deposit Insurance Funds Act of 1996 ("Deposit Act") required a depository institutions to pay a one-time special assessment of 65.7 basis points on SAIF-insured deposits held at March 31, 1995 in order to recapitalize the SAIF to the same level as the BIF. The Bank's pre-tax special assessment was $716,498. The FDICIA required the FDIC to establish a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The first semi-annual assessment was made on January 1, 1994. In accordance with its rule, the FDIC assigns a financial institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period. These categories consist of well capitalized, adequately capitalized or undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the financial institution's primary regulator, in the Bank's case the OTS, and information which the FDIC determines to be relevant to the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. A financial institution's assessment rate depends on the capital category and supervisory category to which it is assigned. There are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates range from 23 basis points on deposits for a financial institution in the highest category (i.e.. well-capitalized and financially sound with only a few minor weaknesses) to 31 basis points on deposits for an institution in the lowest category (i.e., undercapitalized and posing a substantial probability of loss to the SAIF or the BIF, unless effective corrective action is taken). The Bank's assessment for 1995 and 1996 was 29 basis points on deposits.

The FDIC in early December, 1996 adopted a rule that would reduce regular semi-annual SAIF assessments from the current range of 0.23% - 0.31% of deposits to a range of 0% - 0.27% of deposits. The new rates will be effective for SAIF-assessable institutions on January 1, 1997. From October 1, 1996 through December 31, 1996, SAIF-assessable institutions will be assessed at rates ranging from 0.18% to 0.27% of deposits, which represents the amount the FDIC calculates as necessary to cover the interest due for that period on outstanding Financing Corporation ("FICO") Bonds discussed below. Because SAIF-assessable institutions have already been assessed at current rates (i.e., 0.23% - 0.31% of deposits) for the semi-annual period ending December 31, 1996, the FDIC will refund or credit with interest the amount collected for the period from October 1, 1996 through December 31, 1996 which exceeds the amount due for that period under the reduced assessment schedule. Assuming the Bank retains its current risk classification under the FDIC's risk-based assessment system, the deposit insurance assessments payable by the Bank will be reduced significantly. Effective October 1, 1996, the Bank's SAIF insurance premiums were reduced from $0.29 per $100 to $0.17 per $100 of insured deposits in January, 1997.

The federal banking agencies are required by the Deposit Act to take appropriate measures to prevent insured depository institutions and insured depository holding companies from facilitating or encouraging shifting from SAIF-assessable deposits to BIF-assessable deposits to avoid assessments imposed on SAIF members. These measures include enforcement actions, denial of applications, and treating the transaction as a conversion by imposing exit fees and entrance fees.

The Deposit Act also reduced the burden on SAIF-insured institutions in paying bonds (the "FICO Bonds") issued by the FICO, the entity created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. Prior to the Deposit Act, a substantial amount of the SAIF assessment revenue was used to pay the interest due on the FICO Bonds. Beginning with the semi-annual period after December 31, 1996, interest due on FICO Bonds will be covered by assessments against both SAIF and BIF insured institutions. Between January 1, 1997 and December 31, 1999, BIF-assessable deposits will be assessed at a rate of 20% of the assessment rate applicable to SAIF-assessable deposits. After December 31, 1999, FICO assessments are to be shared on a pro rata basis.

The Deposit Act also provides for the merger of the SAIF and the BIF into one "Deposit Insurance Fund" on January 1, 1999, provided there are no state or federally chartered FDIC-insured savings associations existing on that date. To facilitate the merger of the BIF and SAIF, the Treasury Department is required to conduct a study on the development of a common charter and to submit a report, along with appropriate legislative recommendations, to Congress by March 31, 1997. Immediately prior to the merger of the SAIF and the BIF, a Special Reserve of the Deposit Insurance Fund (the "DIF Special Reserve") will be created that will consist of the excess amount in the SAIF reserve ratio over the designated reserve ratio as of that date, if any. The DIF Special Reserve would be available for emergency purposes if the reserve ratio of the Deposit Insurance Fund is less than 50% of the designated reserve ratio and the FDIC expects the reserve ratio to remain at less than 50% of the designated reserve ratio for each of the next four calendar quarters.

If the SAIF and the BIF are not merged, the Deposit Act provides for creation of a SAIF Special Reserve if the reserve ratio of the SAIF exceeds the designated reserve ratio. The amount by which the SAIF reserve ratio exceeds the designated reserve ratio will be deposited into the SAIF Special Reserve. Like the DIF Special Reserve, the SAIF Special Reserve would be available for emergency purposes if the reserve ratio of the SAIF is less than 50% of the designated reserve ratio and the FDIC expects the reserve ratio to remain at less than 50% of the designated reserve ratio for each of the next four calendar quarters. Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the savings institution has engaged in unsafe or unsound practices, is in such an unsafe or unsound condition so as to warrant discontinuation of operations or has violated any applicable law regulation, rule, order or condition imposed by the FDIC or the OTS. Management does not know of any practice, condition or violation that might lead to termination of deposit insurance. At December 31, 1996, the Bank exceeded all of the fully phased-in capital requirements.

Brokered Deposits. The FDIC has adopted regulations under FDICIA governing the acceptance or retention of brokered deposits. Under these regulations, a depository institution cannot accept, rollover or renew brokered deposits unless
(i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC. A depository institution that cannot receive brokered deposits also cannot offer "pass-through" insurance on certain employee benefit accounts. Whether or not it has obtained such a waiver, an adequately capitalized depository institution may not pay an interest rate on any deposits in excess of 75 basis points over certain prevailing market rates specified by regulation. There are no such restrictions on a depository institution that is well capitalized. As of December 31, 1996, the Bank had one brokered deposit, a $99,000 five-year certificate of deposit which was acquired in March 1992.

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

On February 21, 1995, the Office of the Comptroller of the Currency revised the rules governing national bank lending limits which was effective March 17, 1995. The revisions automatically apply to savings institutions regulated by the OTS. Under the revision, the calculation of capital has been changed to include the bank's total Tier 1 and Tier 2 capital, plus the balance of the bank's allowance for loan and lease losses not included in the total Tier 1 and Tier 2 capital.
The revisions have simplified the calculation of loan limits as savings banks may now rely mainly on information from quarterly reports of condition of income or call reports, instead of requiring calculation of the lending limits on a daily basis. At December 31, 1996, the Bank had four loans which exceeded the loans to one borrower limit, totaling $7,044,577.

Qualified Thrift Lender Test ("QTL"). The HOLA requires savings institutions to meet a QTL test. The QTL test, as amended by the FDICIA, requires savings institutions to maintain at least 65% of its "portfolio assets" (total assets less [i] specified liquid assets up to 20% of total assets; [ii] intangibles, including goodwill; and [iii] the value of property used to conduct business) in qualified thrift investments, primarily residential mortgages and related investments (including certain mortgage-backed and mortgage-related securities) on a monthly basis in nine out of every 12 months.

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

As of December 31, 1996, the Bank met the QTL test, maintaining 84.1% of its portfolio assets in qualified thrift investments.

Branching. In April 1992, the OTS amended its rules on branching by federally chartered savings institutions to allow nationwide branching to the extent allowed by federal statute. This action permits savings institutions with interstate networks to diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal savings institutions. Prior approval of the OTS is required for a savings institution to branch interstate or intrastate. To obtain supervisory clearance for branching, an applicant's regulatory capital must meet or exceed the minimum requirements established by law and by the OTS regulations. In addition, the savings institution must have a satisfactory record under the Community Reinvestment Act ("CRA"). The Bank does not conduct interstate branching operations and does not plan to do so in the foreseeable future.

Interstate Banking. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Act") which became effective September 29, 1995, eliminates many existing restrictions on interstate banking by authorizing interstate acquisitions of banks by bank holding companies without geographic limitations and without regard to whether such acquisitions are permissible under the state law.

Florida enacted the Florida Interstate Banking Act ("Florida Act") which became effective May 16, 1996. The Florida Act permits acquisitions of Florida banks in existence three years or more (or all Florida bank subsidiaries in the case of Florida bank holding companies) by bank holding companies based in other states.

Florida law has permitted interstate reciprocal acquisitions of and by Florida savings institutions since 1986. The effect of the Interstate Act and the Florida Act, which will expand the number of out-of-state bank holding companies permitted to acquire Florida banks, on the Bank cannot be predicted at this time. It is anticipated that these acts may facilitate further consolidation in the banking industry and, by permitting out-of-state banks nationwide to acquire Florida banks, may increase competition in the Bank's market.

Liquidity. The Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% of the institution's average daily liquidity base balance during the preceding calendar month, depending upon economic conditions and the savings flows of member institutions. The current liquidity requirement is 5%. The OTS regulations also require each member savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's average daily liquidity ratios at December 31, 1996, was 9.55%, and it's short-term liquidity ratio for the same period was 2.33%. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

OTS Assessments. Savings institutions are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment, to be paid on a semiannually basis, is computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the institution's latest quarterly thrift financial report. The Bank paid $66,255 in OTS assessments for the year-ended December 31, 1996.

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

On May 4, 1995, the OTS and the other federal banking agencies adopted new, uniform CRA regulations that provide guidance to financial institutions on their CRA obligations and the methods by which those obligations would be assessed and enforced. The regulations establish three tests applicable to the Bank: (i) a lending test to evaluate direct lending in low-income areas and indirect lending to groups that specialize in community lending; (ii) a service test to evaluate an institution's delivery of services to such areas; and (iii) an investment test to evaluate an institution's investment in programs beneficial to such areas. The new CRA regulations became effective on July 1, 1995, but reporting requirements are not effective until January 1, 1997. Evaluation under the regulations is not mandatory until July 1, 1997. The Bank believes its current operations and policies substantially comply with the new regulations and, therefore, no material changes to operations or policies are expected.

Annual Independent Audits and Reporting Requirements. On May 11, 1993, the FDIC adopted a rule implementing a provision in FDICIA that imposes more stringent reporting requirements and requires the establishment and maintenance of internal control structures and procedures effective July 2, 1993. The FDIC rule is applicable to any insured depository institution having assets of $500 million or more as of the beginning of each fiscal year after December 31, 1992, and requires management to prepare annual and agency reports on the financial condition of the institution that are to be filed with the FDIC and the OTS in the case a federally-chartered savings association. The annual report would contain financial statements prepared in accordance with generally accepted accounting principles that are audited by the institution's independent public accountant. The annual report must also contain management's assertions concerning the effectiveness of the institution's internal control structure and procedures and its compliance with designated laws and regulations. The rule requires that the independent public accountant examine the institution's internal control structure and apply procedures agreed upon by the FDIC to determine the extent of the institution's compliance with certain laws and regulations designated by the FDIC concerning the safety and soundness, such as regulations governing affiliate transactions, legal lending limitations, loans to insiders, dividend restrictions and financial reporting in thrift financial reports. The Bank is not subject to this requirement; nevertheless, the Bank has opted to comply with this rule. The financial statements of the Company are audited by independent auditors.

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

The FHLBs are required to provide funds for the resolution of insolvent savings institutions and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to members. For the year ended December 31, 1996, dividends paid by the FHLB-Atlanta to the Bank amounted $127,746, of the Bank's pre-tax income. Should dividends be reduced, or interest on FHLB advances increased, the consolidated net interest income might also be reduced for the Bank. Furthermore, there can be no assurance at the value of the FHLB-Atlanta stock held by the Bank will not decrease as a result of any new legislation.

Federal Reserve System

The Federal Reserve regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $52.0 million less (subject to adjustment by the Federal Reserve), and an initial reserve of $1,560,000 plus 10% (subject to adjustment by the Federal Reserve between 11 3/4% and 16 1/4%) against that portion of total transaction accounts in excess of $52 million. The first $4.3 million of otherwise reversible balances (subject to adjustments by the Federal Reserve) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements imposed by the OTS. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve or a pass-through account as defined by the Federal Reserve, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve "discount window", however, Federal Reserve regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve.

             [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                               ITEM 2. PROPERTIES

During 1990, Federal Trust entered into a long-term lease obligation with John Martin Bell, a stockholder and former director of Federal Trust, and the wife of a director of Federal Trust, James T. Bell, for the use of the Federal Trust Building located at 1211 Orange Avenue, Winter Park, Florida. The Federal Trust Building serves as the headquarters for the Bank. The base annual rental paid in 1996 was $268,987 or $20.22 per square foot and increases annually according to the CPI. The lease was restated in 1991 and amended in 1992, 1993 and 1995 and expires in 2000, unless allowed to automatically renew for two successive ten year periods. The lease is considered an "affiliated party" transaction under Federal Reserve Board regulations.

The offices leased by, and formerly occupied by, Federal Trust Corporation are rented on a month to month basis by Federal Trust Properties Corporation, a former subsidiary of the Corporation, for the same amount as the Corporation pays.

The following table sets forth certain information on the Federal Trust's principal offices, net carrying value and the expiration of leases when applicable at December 31, 1996.

Net carrying value of real property

                                                                Lease
                                             Owned  Leased     expiration
                                             -----  ------     ----------

Federal Trust Building                         -0-   $777,714    12/31/00
1211 Orange Avenue
Winter Park, Florida  32789

Federal Trust Corporation - former offices     -0-   $  -0-      10/1/01
1270 Orange Avenue, Suite C
Winter Park, Florida  32789

                            ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

                   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
                                SECURITY HOLDERS

During the fourth quarter of the fiscal year ended December 31, 1996, no matters were submitted to a vote of the security holders through a solicitation or otherwise.

                                     PART II

                ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND
                         RELATED SECURITY HOLDER MATTERS

There has been no active or established public market in the common stock of the Company. As of March 1, 1997, there are 437 holders of common stock of the Company. The Company paid quarterly cash dividends to stockholders during 1994, 1993, and 1992 in the annual amount of $0.12, $.092 and $.064 per share of common stock, respectively, as adjusted to reflect the five-for-four stock split effective November 30, 1992. The Company did not pay dividends during 1995 or 1996.

                         ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data for Federal Trust as of the dates and for the periods indicated. Such information is qualified in its entirety by the more detailed information set forth in the Financial Statements and the notes thereto included elsewhere herein.


Summary of Operations



                                                                 Year Ended December 31,
                                                                 -----------------------
                                          1996          1995          1994           1993       1992
                                          ----          ----          ----           ----       ----
                                                       (In Thousands of Dollars except per share amounts)

Interest income                           9,937        10,609         9,847         9,506       11,765
Interest expense                          7,038         8,026         5,781         4,824        6,802
Net interest income                       2,899         2,583         4,066         4,682        4,963
Provision for loan losses                   280           779           531           590          140
Net  interest  income
     after  provision
     for  loan  losses                    2,619         1,804         3,535         4,092        4,823
Non-interest  income                        427           505           483         1,299        1,463
Non-interest  expenses                    4,236         5,791         4,238         4,216        4,902
Earnings (loss) before income taxes      (1,190)       (3,482)         (220)        1,175        1,384
Income tax (benefit) expense               (214)       (1,232)          (41)          409          485
Net earnings (loss)                        (977)       (2,250)         (179)          766          899
Net earnings (loss) per share              (.43)        (1.00)         (.08)         0.40         0.48

Average equity to average assets           5.13%         5.55%         6.22%         7.06%        5.60%
Return on average assets                   (.70%)       (1.50%)        (.12%)         .56%         .60%
Return on average equity                 (13.62%)      (26.96%)        (2.0%)        8.02%       10.64%

Summary of Financial Condition



                                                                 At December 31,
                                                                 ---------------
                                          1996          1995          1994           1993       1992
                                          ----          ----          ----           ----       ----
                                               (In Thousands of Dollars except per share amounts)

Cash, non-interest-bearing                  629         1,619           744         1,090        2,078
Investments (2)                          21,145        17,842        33,137        45,573        5,770
Mortgage-backed securities                 --            --            --            --           --
Loans, net                              112,547       112,906       111,183        95,374      122,476
All other assets                          5,261         8,022         8,893        4,851         8,813
                                        -------       -------       -------       -------      -------

Total assets                            139,582       140,389       153,957       146,888      139,137
                                        =======       =======       =======       =======      =======

Deposits                                106,119       109,203       101,528        78,742       97,434
Borrowings                               24,800        21,000        39,500        55,300       28,000
All other liabilities                     1,498         2,126         1,911         2,320        4,907
Stockholders' equity                      7,165         8,060        11,018        10,526        8,796
                                        -------       -------       -------       -------      -------

Total liabilities and
 stockholders' equity                   139,582       140,389       153,957       146,888      139,137
                                        =======       =======       =======       =======      =======


Other Data
                                                                                     For the Year Ended December 31,
                                                                                     -------------------------------
                                                                1996           1995           1994           1993           1992
                                                                ----           ----           ----           ----           ----
Return on average assets                                         (.70%)        (1.50%)         (.12%)           .56%           .60%
Return on average equity                                       (13.62%)       (26.96%)        (2.00%)          8.02%         10.64%
Dividend payout                                                   --             --            $.12           $.092          $.064
Average  equity to average  assets ratio                         5.13%          5.55%          6.22%           7.06%          5.60%
Average  interest  rate spread (1)                               1.99%          1.58%          2.63%           3.33%          3.42%
Net yield on average  interest-earning  assets(2)                7.41%          7.41%          6.99%           7.32%          8.31%
Non-interest  expenses to average assets                         3.03%          3.79%          2.96%           3.11%          3.23%
Ratio of average interest-earning assets to average
 interest-bearing liabilities                                    1.03           1.04           1.06            1.07           1.02
Residential mortgage loans (1-4),  mortgage-backed
 securities, US Government and agency obligations, and
interest-earning deposits with the FHLB as a percentage
 of total assets                                                 87.0%          76.5%          78.5%          81.47%         71.02%
Non-performing loans and real estate owned as a
 percentage of total assets                                      1.79%          4.70%          6.02%           2.66%          2.33%
Allowance for loan losses as a percentage of total loans,
 net                                                             1.36%          1.83%          1.78%           1.94%          1.06%
Total  number  of full  service  facilities                         1              1              2               2              2
Total  shares  outstanding(3)(in thousands)                     2,240          2,240          2,240           2,082          1,904
Earnings (loss) per share(3)                                    ($.43)        ($1.00)         ($.08)           $.40           $.48
Book value per share(3)                                          3.20          $3.60           $4.92          $5.06          $4.62

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

In  addition,  the Bank has had to increase  its loss  reserves as a result of a higher level of non-performing loans. The level of non-performing loans decreased in 1996 and, although management believes that the level of non-performing assets will continue to decrease in future periods, unforeseen economic conditions and other circumstances beyond the Bank's control could result in material additions to the loss reserves in future periods if the level of non-performing assets increases. The Bank does anticipate additions to the loss reserves in future periods as part of the normal course of business, as the Bank's assets, consisting primarily of loans, are continually evaluated and the loss allowances are adjusted to reflect the potential losses in the portfolio on an ongoing basis.

The Company incurred a loss for 1996, primarily as a result of the continued legal expenses and other costs associated with repossessed assets, the continuing impact of higher interest rates on the Bank's net interest margin, the reduced yields on the Bank's portfolio of structured notes resulting from the current yield curve in which the spread between short term and longer term interest rates is narrow, and the one time special assessment that was charged to all SAIF insured institutions to fully capitalize the SAIF at 1.25 percent of insured deposits, which amounted to $716,498 for the Bank. In addition, the Holding Company incurred one time charges of $64,921 to sell the remote drive-in facility previously used by the Bank, and a one time charge to write-off the leasehold improvements at the offices it previously occupied.

General

Federal Trust Corporation ("Federal Trust" or the "Company" or the "Holding Company"), formerly FedTrust Corporation, was incorporated as a unitary savings and loan holding company in August, 1988. Federal Trust was capitalized on February 28, 1989 and acquired all outstanding common stock of Federal Trust Bank, a federally chartered savings bank (the "Bank"), formerly First Coast Savings Bank, F.S.B., in exchange for all the outstanding shares of Federal Trust. Five shares of Federal Trust's common stock were exchanged for each four shares of the Bank's common stock on that date. The acquisition of the Bank was accounted for as a pooling of interests. The Bank is currently the only operating subsidiary of Federal Trust and began operations on May 3, 1988.

The Holding Company had been operating two non-bank subsidiaries, Federal Trust Properties Corp. ("FTPC"), a real estate holding and development company, organized December 12, 1994, which owned two office buildings in Amelia Island, Florida, which were sold in December, 1995, and a residential site in Augusta, Georgia, which was sold in February, 1996; and 1270 Leasing Co. ("1270 LC"), a real estate entity organized May 27, 1994, which leased the Holding Company's office located in Winter Park, Florida. FTPC was sold on July 1, 1996, and 1270 LC was dissolved on September 26, 1996. Three former subsidiaries, First Coast Financial Corporation ("FCFC"), a mortgage broker, FC Construction Services Corp. ("FCCSC"), a commercial construction company and FedTrust Building Corporation ("FTBC"), which operated office buildings in Amelia Island, Florida were all disposed of during fiscal year 1993. See "Business - Asset Sales - Sale of Subsidiary Assets". The assets of FCCSC and FTBC were sold on July 31, 1993 and the companies were dissolved in December, 1993. The stock of FCFC was sold on June 30, 1993. Operations of these subsidiaries were not significant to the consolidated entity.

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

In December, 1995, FTPC sold Buildings 100 and 300 and all of the common area located in First Coast Plaza, Amelia Island, Florida with a book value of $677,605 for a purchase price of $583,334, resulting in a loss on the sale of $94,271. The properties were sold to an unaffiliated party for cash. In February, 1996, FTPC sold the residential site in Augusta, Georgia for cash for a loss of $1,647.

During 1995 and the first half of 1996 FTPC had been in the initial stages of a HUD insured apartment development project, which during the quarter ended June 30, 1996, had advanced to the stage of applying for a mortgage insurance commitment. Based on the anticipated cash needs and continuing overhead for such a project, the Company concluded that it would be in the best interest of the Company, and its banking subsidiary, to sell FTPC, in order to focus the Company's efforts and resources on the Bank. On July 1, 1996, the Company sold the stock of FTPC for $425,354 consisting of $60,000 in cash, a note for $60,000 which was due and paid on August 8, 1996, a note for $230,354 due upon the earlier of certain events, but in any event due no later than July 31, 1997, and three notes for $25,000 each, due December 31, 1998, 1999 and 2000, respectively. In addition, the Company is renting the quarters it previously occupied to FTPC on a month to month basis, and plans to sub-lease the space to a long term tenant. The Company dissolved 1270 LC on September 26, 1996, as it was no longer necessary to maintain the entity for purposes of the lease on the office space previously occupied by the Company.

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

On June 1, 1995, the Company assumed the lease from the Bank on the remote drive-in facility that had been previously used by the Bank. The current annual lease payment on this facility was $40,063. During the second quarter of 1996, the Company entered into a contract to sell this facility under the purchase option in the lease. This was done in order to terminate the remaining lease obligation which had 16 years remaining. The sale closed in September and the Company incurred a loss of $34,262, which was the lease termination fee and closing costs on the sale. In addition, the Company wrote off the remaining balance of the leasehold improvements at the facility, totaling $34,921, during the second quarter of 1996.

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

Between 1988 and 1989, Federal Trust successfully emphasized the origination of single-family residential ARMs. However, due to the generally lower interest rates which have prevailed during the past few years, Federal Trust's originations of ARMs have decreased, especially during 1992, 1993, 1994 and 1995, due to the preference of Federal Trust's customers for fixed-rate residential mortgage loans. As of December 31, 1996, $79.0 million or 81.2% of the Bank's portfolio of single-family residential mortgage loans consisted of ARMs and 77.8% of the Bank's total mortgage loan portfolio had adjustable interest rates.

The Bank also seeks to maintain a large stable core deposit base by providing quality service to its customers without significantly increasing its cost of funds or operating expenses. The success of Federal Trust's core deposit strategy is demonstrated by the stability of its money market demand ("MMDA"), passbook, regular savings, checking and negotiable order of withdrawal ("NOW") accounts, which totaled $9.5 million or 9.0% of total deposits at December 31, 1996. These accounts bore a weighted average nominal rate of 3.59% at December 31, 1996. Since 1988, these accounts have consistently accounted for more than 9% of total deposits and Federal Trust anticipates that these accounts will continue to comprise a significant portion of its deposit base.

The Bank has also maintained a portfolio of short-term liquid assets (cash and assets maturing in one year or less) in order to reduce its vulnerability to shifts in market rates of interest. At December 31, 1996, 3.92 % of Federal Trust's total assets consisted of cash and interest-earning deposits. Furthermore, as of such date, Federal Trust's overall average liquidity ratio was 9.55%.

Based upon the assumptions set forth below, the Bank's one-year negative interest rate sensitivity gap amounted to $18.2 million or 13.1% of total assets as of December 31, 1996. At December 31, 1995, the one-year negative interest rate sensitivity gap was $ 30.4 million or 21.8% of total assets based on the assumptions in effect on such date. During 1996, the Bank's one-year negative interest rate sensitivity gap improved and contributed to the increase in the Bank's interest rate spread from 1.58% in 1995 to 1.99% in 1996. During this period, general interest rates decreased slightly and the average volume of interest-earning assets decreased $11.4 million and the average yield on these assets increased by .13%, due to the lagging nature of the adjustable rate mortgage loan portfolio. For the same period, interest-bearing liabilities decreased $10.1 million and the average rate on these liabilities decreased .31% due to the lower level of interest rates on certificates of deposit and FHLB advances. Although management believes that the Bank's current asset and liability management strategies reduce the potential adverse effects of changes in interest rates on the Bank's results of operations, any substantial and prolonged increases in market rates of interest would have an adverse impact on the Bank's results of operations. Management of Federal Trust Bank monitors the Bank's interest rate sensitivity and believes that its present gap position is appropriate for the current interest rate environment.

In preparing the tables below, the following assumptions have been made, which are based upon assumptions used by the FHLB of Atlanta during 1996. The FHLB's prepayment estimates are based upon a major Wall Street firm's prepayment model and the specific prepayment speeds applied to the bank's mortgages are a function of their underlying coupons, maturities and lifetime rate caps. Adjustable-rate mortgages are separated into 160 individual buckets by current versus lagging market index, coupon reset frequency, teaser versus non-teaser, distance to lifetime cap and periodic rate caps. The one-year decay rates for NOW, money market, passbook and non-interest demand deposits are 37%, 79%, 17% and 37%, respectively, based on a study done by the Office of Thrift Supervision. The above assumptions should not be regarded as indicative of the actual prepayments or withdrawals which may be experienced by Federal Trust in the future. The interest rate sensitivity gaps as of December 31, 1996, 1995 and 1994 were based on the assumptions for 1996, 1995 and 1994 and were based on economic and interest rate conditions during such years including the then prevailing prepayment experience and decay rate levels.

                                                       December 31,
                                                       ------------
                                                1996        1995         1994
                                                ----        ----         ----
                                                  (In Thousands of Dollars)
Interest-earning assets maturing or
 repricing within one year                     86,677      72,382       94,392
Interest-bearing liabilities
 maturing or repricing within one year        104,845     102,781      127,762
                                              -------     -------      -------
Excess (deficiency) of interest-earning
 assets over interest-bearing liabilities     (18,168)    (30,399)     (33,370)
                                              =======     =======      =======
Excess (deficiency) of interest-earning
 assets over interest-bearing liabilities
 maturing or repricing within
 one year as a percentage of total assets      (13.08%)    (21.85%)     (21,88%)
                                              =======     =======      =======
Percentage of assets to liabilities
 maturing or repricing within one year         (82.67%)     70.42%       73.88%
                                              =======     =======      =======

The following table sets forth certain information relating to Federal Trust's interest-earning assets and interest-bearing liabilities at December 31, 1996 that are estimated to mature or are scheduled to reprice within the periods shown.


                                               From        From         From       From         From     Greater
                                             One to        3 to         6 to       1 to         3 to        than
                                           3 Months    6 Months    12 Months    3 Years      5 Years     5 Years
                                           --------    --------    ---------    -------      -------     -------
                                                                 (In Thousands of Dollars)
Total Loans(1)                                8,323      12,076      61,247      16,612       2,543      11,289

Other interest-bearing assets(2)              5,031           0           0           8      16,100           0
                                              -----          --      ------         ---         ---         ---

Total interest-earning assets                13,354      12,076      61,247      16,620      18,643      11,289

Non-interest bearing demand deposits(3)          89          80         134         278          74         165

Interest bearing demand deposits(3)              71          64         107         222          59         131

Money Market Demand Deposits(3)               2,400       1,625       1,844         817         389         354

Savings deposits(3)                              85          81         151         481         314         752

Time deposits                                20,788       1,419      51,278      20,177       2,266           0

FHLB advances and other                       4,565          22      20,042         148         119         496
                                              -----          --      ------         ---         ---         ---

Total interest-bearing liabilities           27,998       3,291      73,556      22,123       3,221       1,898

Interest rate sensitivity gap               (14,644)      8,785     (12,309)     (5,503)     15,422       9,391

Cumulative interest rate sensitivity gap    (14,644)     (5,859)    (18,168)    (23,671)     (8,249)      1,142

Cumulative interest rate sensitivity gap
 as a percentage of total assets             -10.54%      -4.22%     -13.08%     -17.04%      -5.94%       0.82%


(Mortgage loans and mortgage-backed securities are net of the undisbursed portion of loans due borrowers. (Consists of interest-bearing deposits, FHLB stock and investment securities. (3) Decay rates for deposits, based on a study by the Office of Thrift Supervision:

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


             [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK.]

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


                                                                           Year Ended December 31,
                                                                           -----------------------
                                                        1996                       1995                    1994
                                                        ----                       ----                    ----
                                                               Average                  Average                        Average
                                        Avareage                Yield/ Avareage          Yield/ Avareage                Yield/
                                        Balance        Interest  Rate  Balance    Interest Rate Balance   Interest       Rate
                                        -------        --------  ----  -------    ---------------------   --------       ----
Interest-earning assets:
 Loans(1)                                 112,288       9,040    8.05% 115,608      9,001 7.78% 108,771      7,731      7.11%
 Investment securities                     15,728         675    4.29%  23,408      1,289 5.51%  24,544      1,754      7.15%
 Other interest-earning assets              6,046         222    3.66%   6,424        319 4.97%   7,592        362      4.77%
                                            -----         ---    ----    -----        --- ----    -----        ---      ----
  Total interest-earning assets           134,062       9,937    7.41% 145,440     10,609 7.29% 140,907      9,847      6.99%
Non-interest-earning assets                 5,719                        5,033                    2,795
                                            -----                        -----                    -----
  Total assets                            139,781                      150,473                  143,702
                                          =======                      =======                  =======

Interest-bearing liabilities:
  Non-interest bearing demand deposits        239        --      0.00%     286       --   0.00%     836       --        0.00%
  Interest bearing demand deposits          7,483         266    3.55%   7,301        269 3.56%   7,793        268      3.44%
  Savings deposits                          1,641          43    2.62%   2,975         78 3.09%   6,227        212      3.40%
  Time deposits                            97,042       5,451    5.62%  99,716      5,883 5.88%  77,333      3,322      4.30%
                                           ------       -----    ----   ------      ----- ----   ------      -----      ----
 Total Deposit accounts                   106,405       5,760    5.41% 110,278      6,230 5.63%  92,189      3,802      4.12%
 FHLB advances & other borrowings          23,529       1,277    5.43%  29,725      1,766 6.10%  40,526      1,978      4.88%
                                           ------       -----    ----   ------      ----- ----   ------      -----      ----
  Total interest-bearing liabilities      129,934       7,037    5.42% 140,003      7,996 5.73% 132,715      5,780      4.36%
Non-interest-bearing liabilities            2,677                        2,125                    2,043
Retained earnings and
 stockholder's equity                       7,170                        8,345                    8,944
                                            -----                        -----                    -----
 Total liabilities & retained earnings    139,781                      150,473                  143,702
                                          =======                      =======                  =======

Net interest/dividend income                2,899                                   2,583                    4,067
                                            =====                                   =====                    =====
Interest rate spread(3)                                          1.99%                    1.56%                         2.63%
                    ==                                           ====                     ====                          ====
Net interest margin(4)                                           2.16%                    1.78%                         2.89%
                   ==                                            ====                     ====                          ====
Ratio of average interest-earning
 assets to average interest-bearing
 liabilities                                                     1.03%                    1.04%                         1.06%
                                                                 ====                     ====                          ====


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



                                  Year Ended December 31, 1996   Year Ended December 31, 1995    Year Ended December 31, 1994
                                             vs. 195                       vs. 1994                      vs. 1993
------------------------------------------------------------------------------------------------------------------------------------
                                   Increase (Decrease) Due to     Increase (Decrease) Due to      Increase (Decrease) Due to
------------------------------------------------------------------------------------------------------------------------------------
                                               Rate/                          Rate/                      Rate/
                                   Rate Volume Volume  Total      Rate Volume Volume Total Rate   Volume Volume    Total
------------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
 Loans                             315   (258)  (19)     38        761   484    48  1,293  (911)   486    (33)      (458)
 Investment securities            (284)  (423)   93    (614)      (403)  (81)   19   (465)  441    341     46        828
Other interest-earning assets      (92)   (19)   15     (96)        24   (56)   (4)   (35)  145   (128)   (46)       (29)
         Total                     (61)  (700)   89    (672)       382   403    66    828  (325)   699    (33)       341
Interest-bearing liabilities:
 Deposit accounts                 (260)  (218)   25    (453)     1,401   745   275  2,421   176    546     --        722
 FHLB Advances & other
 borrowings                       (151)  (368)  (16)    470       (516) (125) (171)   287   (73)    20    234
         Total                    (411)  (586)    9    (988)     1,871   229   150  2,250   463    473     20        956
Net change in net interest income
 before provision for loan losses  350   (114)   80     316     (1,489)  118   (87)(1,457) (788)   226    (53)      (615)




             [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK.]

Impact of Increased Interest Rates on Investment Portfolio

During 1994 the Federal Reserve began raising interest rates to combat the growing threat of inflation that was becoming evident from the Leading Indicators of the U.S. economy. Starting in February, 1994 interest rates increased 250 basis points (2.50%) by the end of 1994, however during the fourth quarter of 1995 the Federal Reserve began decreasing interest rates as the economy slowed. As a result of the increased interest rates in 1994, the Bank's portfolio of investments consisting primarily of Federal Home Loan Bank Bonds ("Bonds"), was adversely affected as to their market value, but the market value has improved as a result of decreasing interest rates in 1995 and 1996. At December 31, 1994, the portfolio had unrealized losses totaling $5,342,700, at December 31, 1995, the unrealized losses had decreased to $1,181,624, and at December 31, 1996 the unrealized losses had decreased to $1,069,171.

Pursuant to Financial Accounting Standards Board (FASB), Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and equity Securities", which requires that investments be classified into three categories, the Bank had classified the Bonds as Held-to-maturity securities, and, as a result, the Bonds were reported at amortized cost. However, on November 30, 1995 the bank reclassified its entire portfolio of Federal Home Loan Bank bonds from the held to maturity category to the available for sale category, in accordance with the guidance issued by the Financial Accounting Standards Board (FASB), which permitted the one-time opportunity to reassess the designations of all securities between November 15, 1995 and December 31, 1995. The transfer resulted in an increase in the unrealized loss on investment securities available for sale, net of the effect of income taxes as a component of stockholders' equity, to $1,291,699 at November 30,1995. During December 1995, the bank sold $7,250,000, par value, of the Federal Home Loan Bank bonds maturing in 2003, at a gross loss of $942,500, which decreased the unrealized loss on investment securities available for sale, net of the effect of income taxes as a separate component of stockholder's equity to $779,872 at December 31, 1995. During November 1996, the Bank sold $1,000,000 par value, of the Federal Home Loan Bank bonds maturing in 1997 and 1998 at a gross loss of $12,344. The unrealized loss on investment securities available for sale, net of the effect of income taxes as a component of stockholder's equity at December 31, 1996 was $210,224. (See "Impact of Accounting Requirements").

The Bonds are issued by, and are joint and several obligations of, the Federal Home Loan Banks, which are instrumentalities of the U.S. Government and are rated AAA by Moody's. As a result, management is of the opinion that the Bonds carry little, if any, risk of default. The market value of the Bonds has been and will continue to be affected by the overall level of interest rates until they mature. As, and when, interest rates decline the unrealized losses on the Bonds should decrease and the market value of the Bonds should be affected to a lesser extent as they near maturity. The bonds begin maturing in 1998, and the longest issue matures in 2003.


Acquisitions

On April 3, 1992, the Bank acquired certain assets and liabilities of First Federal Savings and Loan Association of Seminole County, F.A. from the RTC. The Bank acquired approximately $77,988,000 of loans and assumed $120,227,000 in deposits and other liabilities. In addition, the Bank paid a net premium of approximately $2,056,269 to the RTC and First Guaranty Mortgage Corporation in connection with the acquisition. The Bank has amortized $1,618,308 of the premium as of December 31, 1996 as an adjustment to interest income. The acquisition was accounted for as a purchase.

Branch Office and Asset Sale

Pursuant to an Agreement to Purchase Assets and Assume Liabilities dated as of February 26, 1993, between the Bank and SouthTrust Bank of Jacksonville, N.A. ("SouthTrust"), a national banking association having its principal office in Jacksonville, Florida, the Bank conveyed to SouthTrust $26,947,063 in assets and $19,153,517 in deposit liabilities of the Bank's branch office located at 1890 S.
14th Street, Amelia Island, Florida on July 22, 1993 for a net purchase price of $7,451,499.

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

Liquidity

As a member of the Federal Home Loan Bank system, the Bank is required to maintain a daily average balance of liquid assets equal to a specified percentage (currently 5%) of net withdrawable deposit accounts and borrowings payable in one year or less. Federal regulations also require that each member institution maintain short-term liquid assets of at least 1% of its net withdrawable deposit accounts and borrowings payable in one year or less. Generally, the Bank's management seeks to maintain its liquid assets at comfortable levels above the minimum requirements imposed by its regulators. In December 1996, the Bank's average liquidity was 9.55%.

Federal Trust expects the Bank to generate sufficient deposits to provide liquidity for expected loan growth and other investments. The Asset/Liability Management Committee of the Bank meets regularly and, in part, reviews liquidity levels to ensure that funds are available as needed.

Provisions for Loan Losses

A provision for loan losses is generally charged to operations based upon management's evaluation of the potential losses in its loan portfolio and as a result, the Bank charged $279,596 to its provision for loan losses during 1996.

The Bank's net loans were essentially unchanged during 1996. Although management believes that its present allowance for loan losses is adequate as of December 31, 1996, the Bank's provisions are based on the current and currently anticipated future operating conditions, thereby causing these estimates to be susceptible to changes that could result in a material adjustment to results of operations in the near term. The amount needed in the allowance for loan losses is based on the particular circumstances of the individual non-performing loans, including the type, amount, and value of the collateral, if any, and the overall composition and amount of the performing loans in the portfolio at the time of evaluation, and, as a result, will vary over time. Recovery of the carrying value of such loans is dependent to a great extent on economic, operating and other conditions that may be beyond the Bank's control. Therefore, actual losses in future periods could differ materially from amounts provided in the current period and could result in a material adjustment to operations.

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

The allowance for loan losses at December 31, 1996 was $1,533,003 or 154.7% of non-performing loans and 1.36% of net loans receivable compared to $2,060,568 or 61.9% of non-performing loans and 1.83% of net loans at December 31, 1995.

In addition to the continuing internal assessment of the loan portfolio, the Bank's loan portfolio is also subject to examination by the OTS. The most recent OTS regular examination was as of June 30, 1996 and concluded September 6, 1996. See "Supervision".

During 1996, the Bank's total non-accrual loans decreased by approximately $2,336,000.

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

In the examinations of the Holding Company and the Bank, which were concluded in June, 1995, the OTS found the companies to be in compliance with their Orders. With regard to the Bank, improvement was noted in a number of areas, including underwriting procedures, documentation, disposition of problem assets, reduction in the dependency on wholesale funds and a reduction in operating expenses. In August, 1995 the OTS informed the Holding Company that it was conducting an expanded examination of the Holding Company with regard to certain transactions that were entered into by prior Bank management in 1990 and 1991. As of the date of this filing, the examination had not been concluded. See, "Item 7. Supervision".

In the 1996 examinations of Federal Trust and the Bank, the OTS found the companies to be in compliance with their Orders and upgraded the supervisory rating of Federal Trust to "Satisfactory". In light of the improvement of the Bank's operations, the OTS reduced the number of provisions in the Bank's Order from 27 to 23. Management has been advised that the OTS will consider lifting the Bank's Order when the ratio of classified assets to capital is reduced below 100%. With regard to the Bank, further improvement was noted in a number of areas, including underwriting procedures, documentation, disposition of problem assets, significant reduction in the dependency on wholesale funds, and a continued reduction in operating expenses.

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

Impact of Accounting Requirements

In June 1996, the FASB issued Statement of Financial Accounting Standards No. 125, "Accounting for transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. The Company does not anticipate a material impact on its operations or financial position from the implementation of SFAS 125.

In February 1997, the FASB issued Statement of Accounting Standards No. 128, "Earnings Per Share". SFAS 128 establishes new standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock. In effect, this statement simplifies the standards for computing EPS previously addressed in APB Opinion No. 15, "Earnings Per Share", by making them comparable to international EPS standards. SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS and it also requires dual presentation of basic and diluted EPS on the face of the income statement for all public entities with complex capital structures. In addition, the statement requires a reconciliation of the numerator and denominator used to compute basic EPS. SFAS 128 supersedes APB Opinion No. 15 and the AICPA Interpretations thereon and is effective for financial statements issued for periods ending after December 15, 1997. The standard also requires the restatement of all prior-period EPS data presented in the financial statements. The Company has not adopted the disclosure requirements of this standard in its December 31, 1996 financial statements and does not anticipate a material impact on its operations or financial position from its implementation during the fiscal year ending December 31, 1997.


             [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK.]

Results of Operations

Comparison of the Years Ended December 31, 1996 and 1995 and 1994

General. The Company had a net loss for 1996 of $976,503 or $.43 per share, compared to a net loss of $2,249,701 or $1.00 per share in 1995 and a net loss of $179,173 or $.08 per share for 1994, respectively. The decrease in the net loss for 1996 was due to an increase in net interest income, a decreased provision for loan losses, and a decrease in other expenses, offset partially by a decrease in other income.

Interest Income and Expense. Interest income was $9,936,960 in 1996 compared to $10,609,387 in 1995 and $9,846,673 in 1994. Interest income on loans increased to $9,039,426 in 1996 from $9,001,646 in 1994 compared to $7,731,077 in 1994.
The increase in interest income on loans in 1996 as compared to 1995 was primarily attributable to increased interest rates on the loans and a lower amount of non-accruing loans. The increase in interest income on loans between 1995 and 1994 was the result of an increase in interest rates in 1995. Interest income on investment securities decreased to $675,279 in 1996 from $1,289,085 in 1995 as a result of a decrease in the interest rates earned on the securities and a decrease in the average balance of investment securities held by the Bank. Other interest and dividends decreased $96,401 during 1996 and $43,315 during 1995 as a result of a decrease in the average balance of other interest-bearing assets. Management does not believe that interest income will increase, except for increases in interest rates, until the cease and desist order and growth restrictions are removed and the Bank is able to increase its loan and investment portfolios. Management expects the rates earned on the portfolios to fluctuate with general market conditions.

Interest expense decreased during 1996 to $7,037,882 compared to $8,026,334 in 1995 and $5,789,569 in 1994 primarily due to a decrease in interest rates and the average amount of deposit accounts and FHLB advances outstanding. Management believes that deposit accounts and FHLB advances will remain relatively stable in the future and will not increase until the cease and desist order and growth restrictions are removed and the Bank is able increase its asset size. Interest expense on these accounts will increase or decrease according to the general level of interest rates. Interest on FHLB advances and other borrowings decreased to $1,277,492 in 1996 from $1,812,655 in 1995 and $1,978,219 in 1994 due to a decrease in the average amount of FHLB advances outstanding during the year and a decrease in interest rates. Management expects to continue to use such advances when the proceeds can be invested wisely.

Provisions for Loan Losses. A provision for loan losses is generally charged to operations based upon management's evaluation of the potential losses in its loan portfolio. However, in May 1995, the OTS directed the Bank to increase its reserves for loan and REO losses by $730,000. The increase was primarily the result of the classification of the first mortgages on two loans on which the Bank has a second mortgage position. Also, additional reserves were required on two commercial loans whose classification was downgraded. The Bank's provision for loan losses for 1996 was $279,596 compared to $779,415 in 1995 and $531,483 in 1994. Net charge-offs totaled $1,223,240 in1996 compared to $707,222 for 1995 and $409,329 for 1994. Total non-performing loans at December 31, 1996 were $991,000 compared to $3,327,000 at December 31, 1995 and $6,373,000 at December
31, 1994. The allowance for loan losses at December 31, 1996 was $1,533,003 or 150.00% of non-performing loans and 1.36% of net loans receivable compared to $2,060,568 or 61.95% of non-performing loans and 1.83% of net loans receivable at December 31, 1995 compared to $1,974,950 or 31.0% of non-performing loans and 1.78% of net loans receivable at December, 31, 1994. The amount needed in the allowance for loan losses is based on the particular circumstances of the individual non-performing loans, including the type, amount, and value of the collateral, if any, and the overall composition and amount of the performing loans in the portfolio at the time of evaluation, and, as a result, will vary over time.

Total Other Income. Other income decreased from $505,424 in 1995 to $426,707 for the year ended December 31, 1996. The decrease in other income during 1996 resulted from a $88,171 decrease in rent income attributable to a repossessed office building that was sold in December, 1995, a decrease in fees and service charges of $24,772, a decrease of $2,673 in other income consisting mainly of decreased other loan income, offset partially by an increase in the gain on the sale of loans of $31,381 and an increase in the gain on the sale of other real estate of $5,518.

Total Other Expense. Other expense decreased to $4,236,492 in 1996 from $5,790,591 in 1995 and to $4,238,071 in 1994. The decrease of $1,554,099 in 1996 was primarily the result of a decrease of $263,891 in salary and employee benefits, a decrease of $118,383 in occupancy and equipment expense, decreased legal and professional expense of $490,556, a decrease of $402,620 in real estate owned expenses, decreased general and administrative expenses of $124,442, a decrease of $930,156 in losses on sale of investment securities, a decrease of $122,222 in losses on the sale of real estate, partially offset by an increase in deposit insurance premiums of $710,415, a loss on the sale of fixed assets of $152,621, and increased other expense of $35,135. The decrease in salary and employee benefits were the result of reduced staff levels, particularly at the Holding Company which eliminated all of its staff, which consisted of three positions. Occupancy and equipment expense were reduced as a result of the sale of the drive-in facility and the sub-letting of the Holding Company's offices, both of which were no longer necessary. Legal and professional expense decreased as a result of the reduction in the amount and number of non-performing loans. Real estate owned expenses and losses on the sale of real estate owned were reduced as the result of a reduction in the amount of repossessed properties at the bank during 1996.

General and administrative expenses were reduced primarily as a result of the elimination of the staff and offices of the Holding Company. The increase in deposit insurance premiums was the result of the one-time special assessment that was charged by the FDIC on all SAIF insured deposits as a result of legislation approved by Congress which the President signed on September 30, 1996. The special assessment was paid in November 1996 at the rate of $0.657 per $100 and the Bank charged $716,498 against third quarter earnings, which resulted in a $448,198 or $.20 per share after tax reduction in earnings for the Company in 1996. The loss on the sale of fixed assets was the result of the leasehold improvements written-off by the Holding Company in conjunction with the sale of the drive-in facility, and the write-off of the leasehold improvements at the Holding Company's office which it no longer uses. The decrease in loss on the sale of investment securities was a result of the large loss incurred in 1995 on the sale of a $7,250,000 block of bonds.

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

During the year ended December 31, 1996, the Company used funds primarily from sale of loans of $7,942,943, funds from Federal Home Loan Bank advances of $3,800,000, proceeds from the sales of real estate owned of $1,014,345, proceeds from the sale of investment securities of $987,656, and funds from the sale of Federal Home Loan Bank stock of $600,000 to fund $7,394,909 in loan originations and purchases, net, decreases in total deposits of $3,076,286, repayment of debentures of $420,000 and an increase in cash and cash equivalents of $3,796,001. Management believes that in the future, funds will be obtained from the above sources. The weighted average cost of interest-bearing liabilities at December 31, 1996 was 5.63% compared to 5.94% at December 31, 1995.

At December 31, 1996, loans-in-process, or closed loans scheduled to be funded over a future period of time, totaled $1,902,256. Loans committed, but not closed, totaled $2,959,941, available lines of credit totaled $179,000, and standby letters of credit totaled $500,000. Funding for these amounts is expected to be provided by the sources described above. As of December 31, 1996, the Bank had outstanding FHLB advances of $24,800,000 compared to $21,000,000 in 1995.

During 1993 and 1994, the Company sold common stock through a private placement memorandum. The offering provided for the sale of a maximum of 500,000 shares (minimum of 125,000 shares). The offering terminated on March 31, 1994. The number of shares sold during 1993 and 1994 were 177,704 and 157,935, respectively and generated $1,281,611 and $1,011,953, respectively, for the Company after payment of offering expenses. No securities were sold during 1995 or 1996.

As a member of the Federal Home Loan Bank system, the Bank is required to maintain a daily average balance of liquid assets equal to a specified percentage (currently 5%) of net withdrawable deposit accounts and borrowings payable in one year or less. Federal regulations also require that each member institution maintain short-term liquid assets of at least 1% of its net withdrawable deposit accounts and borrowings payable in one year or less. Generally, the Bank's management seeks to maintain its liquid assets at comfortable levels above the minimum requirements imposed by its regulators. For the month ending December 31, 1996, liquidity averaged 9.55%.

The Company  expects the Bank's central  Florida  office to generate  sufficient deposits to provide liquidity for expected loan originations and other investments. The Asset/Liability Management Committee of the Bank meets regularly and, in part, reviews liquidity levels to ensure that funds are available as needed.

The Company last declared a dividend to its stockholders on September 30, 1994, which was paid on November 14, 1994. As a result of the net losses that have been incurred by the Company since the fourth quarter of 1994, no additional dividends have been declared and the Board of Directors decided to suspend the payment of dividends for calendar year 1995 and 1996, and does not anticipate the payment of dividends in 1997. In addition, although the Company does not require OTS approval for the granting of dividends, the Bank is prohibited from granting dividends without OTS approval and Bank does not anticipate the payment of dividends to the Company for calendar year 1997. The payment of dividends in subsequent years will depend on general economic conditions, the overall performance of the Company, and the capital needs of the Company Credit Risk. The Bank's primary business is the origination or acquisition of loans to families and businesses. That activity entails potential credit losses, the magnitude of which depends on a variety of economic factors affecting borrowers which are beyond the control of the Bank. While the Bank has instituted guidelines and credit review procedures to protect it from avoidable credit losses, some losses may occur.

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


The following table is a reconciliation of the Bank's stockholder's equity calculated in accordance with generally accepted accounting principles to regulatory capital:

                                                    At December 31, 1995
                                                    --------------------
                                             Tangible       Core     Risk-Based
                                             --------       ----     ----------
                                                  (In Thousands of Dollars)
Stockholders' equity as shown in the accompanying
 financial statements                           6,401      6,401      6,401
Other:
 Unrealized loss on investments                   699        699        699
 General valuation allowances                    --         --          945
 Less: Excess mortgage servicing rights and
            Excess net deferred tax assets       (486)      (486)      (486)
   Less: Assets required to be deducted          --         --          (74)
                                                -----      -----      -----
Regulatory capital                              6,614      6,614      7,485
                                                =====      =====      =====


             [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK.]

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                       Consolidated Financial Statements

                        December 31, 1996, 1995 and 1994

                   With Independent Auditors' Report Thereon

                          Independent Auditors' Report



Board of Directors
Federal Trust Corporation and Subsidiaries:


We have audited the consolidated balance sheets of Federal Trust Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Federal Trust Corporation and subsidiaries at December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1996, in conformity with generally accepted accounting principles.



/s/ KPMG Peat Marwich LLP


February 7, 1997, except as to note 18,
     which is as of March 7, 1997



                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                          Consolidated Balance Sheets

                           December 31, 1996 and 1995

                                  Assets                                             1996                     1995
                                  ------                                             ----                     ----

Cash                                                                               628,648                  1,618,607
Interest-bearing deposits                                                        4,837,114                     51,154
Investment securities available for sale                                         8,763,641                 15,918,376
Investment securities held to maturity                                           6,290,610                     19,093
Loans, less allowance for loan losses of $1,533,003 and
      $2,060,568 in 1996 and 1995, respectively)                               112,547,266                112,905,740
Accrued interest receivable on loans                                               833,458                    824,330
Accrued interest receivable on investment securities                               196,171                    179,874
Accounts receivable                                                                143,048                       --
Note receivable                                                                    305,354                       --
Loan sale proceeds receivable                                                         --                       37,765
Office facilities and equipment, net                                               917,572                  1,291,974
Real estate owned                                                                1,508,166                  3,293,108
Federal Home Loan Bank stock, at cost                                            1,253,200                  1,853,200
Prepaid expenses and other assets                                                  228,113                    358,465
Deferred income taxes                                                            1,129,696                    964,499
Income tax refund receivable                                                          --                    1,073,253
                                                                                                        -------------

                                                                             $ 139,582,057                140,389,438
                                                                             =============              =============

                 Liabilities and Stockholders' Equity

Liabilities:
      Deposits                                                                 106,119,006                109,203,123
      Official checks                                                              646,235                    695,332
      Federal Home Loan Bank advances                                           24,800,000                 21,000,000
      Debentures                                                                      --                      420,000
      Advance payments by borrowers for taxes and insurance                        347,774                    330,504
      Accrued expenses and other liabilities                                       504,414                    680,353
                                                                             -------------              -------------

                   Total liabilities                                           132,417,429                132,329,312
                                                                             -------------              -------------

Stockholders' equity:
      Common stock, $.01 par value, 5,000,000 shares authorized;2,256,505
          shares issued and outstanding at December 31, 1996 and 1995               22,565                     22,565
      Additional paid-in capital                                                 11,143,65                 11,143,659
      Accumulated deficit                                                       (3,226,204)                (2,249,701)
      Treasury stock (16,577 shares of common stock, at cost,
          at December 31, 1996 and 1995)                                           (76,525)                   (76,525)
      Unrealized loss on investment securities, net                               (210,224)                  (779,872)
      Unrealized loss on investment securities transferred from
          available for sale to held to maturity, net                             (488,643)                      --
                                                                              -------------             -------------

                   Total stockholders' equity                                    7,164,628                  8,060,126

Commitments and contingencies
                                                                             -------------             -------------
                   Total liabilities and stockholders' equity                $ 139,582,057                140,389,438
                                                                             =============              =============

See accompanying notes to consolidated financial statements


                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Operations
     For each of the years in the three-year period ended December 31, 1996


                                                                             1996             1995             1994
                                                                             ----             ----             ----

Interest income:
     Loans                                                            $ 9,039,426       9,001,646       7,731,077
     Investment securities                                                675,279       1,289,085       1,753,625
     Interest-bearing deposits and other                                  222,255         318,656         361,971
                                                                        ---------      ----------       ---------


               Total interest income                                    9,936,960      10,609,387       9,846,673
                                                                        ---------      ----------       ---------

Interest expense:
     Deposit accounts                                                   5,760,390       6,213,679       3,802,350
     FHLB advances, notes payable and other borrowings                  1,277,492       1,812,655       1,978,219
                                                                        ---------      ----------       ---------

               Total interest expense                                   7,037,882       8,026,334       5,780,569
                                                                        ---------      ----------       ---------

               Net interest income                                      2,899,078       2,583,053       4,066,104

Provision for loan losses                                                 279,596         779,415         531,483
                                                                        ---------      ----------       ---------

               Net interest income after provision for loan losses      2,619,482       1,803,638       3,534,621
                                                                        ---------      ----------       ---------

Other income:
     Fees and service charges                                             163,010         187,782         193,866
     Rent income                                                             --            88,171           2,351
     Gain of sale of loans                                                182,045         150,664         263,707
     Gain on sale of other real estate, net                                48,574          43,056            --
     Other                                                                 33,078          35,751          23,353
                                                                        ---------      ----------       ---------

               Total other income                                         426,707         505,424         483,277
                                                                        ---------      ----------       ---------

Other expenses:
     Salary and employee benefits                                       1,173,742       1,437,633       1,436,387
     Deposit insurance premiums                                         1,017,902         307,487         207,939
     Occupancy and equipment                                              594,703         713,086         585,087
     Legal and professional                                               392,775         883,331         618,695
     Real estate owned expenses                                           251,156         653,776         392,884
     General and administrative expenses                                  172,430         296,872         353,676
     Loss on disposal of fixed assets, net                                152,621            --              --
     Loss on sale of investment securities available for sale              12,344         942,500           9,927
     Loss on sale of real estate                                             --           122,222          46,287
     Loss on foreclosure of notes receivable                                 --              --           187,028
     Other                                                                468,819         433,684         400,161
                                                                        ---------      ----------       ---------

               Total other expenses                                     4,236,492       5,790,591       4,238,071
                                                                        ---------      ----------       ---------

               Net loss before income taxes                            (1,190,303)     (3,481,529)       (220,173)

Income tax benefit                                                        213,800       1,231,828          41,000
                                                                        ---------      ----------       ---------

               Net loss                                               $  (976,503)     (2,249,701)       (179,173)
                                                                      ===========     ===========     ===========

Loss per share                                                        $      (.43)          (1.00)           (.08)
                                                                      ===========     ===========     ===========

Weighted average number of shares outstanding                           2,256,505       2,256,505       2,210,957
                                                                      ===========     ===========     ===========
See accompanying notes to consolidated financial statements.




                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

     For each of the years in the three year period ended December 31, 1996

                                                                           Retained                      Unrealized
                                                       Additional         earnings       Treasury        loss on          Total
                                             Common    paid-in          (accumulated      stock,         investment    stockholders'
                                             stock      capital           deficit)       at cost      securities, net     equity
                                             -----      -------           --------       -------      ---------------     ------

Balances at December 31, 1993              $20,986     10,303,589         277,602         (76,525)           --        10,525,652

Net Loss                                      --             --          (179,173)           --              --          (179,173)
Dividends paid                                --         (171,883)        (98,429)           --              --          (270,312)
Unrealized loss on investment
 securities available for sale, net           --             --              --              --           (71,879)        (71,879)
Proceeds from sale of
 157,935 shares of common stock              1,579      1,011,953            --              --              --         1,013,532
                                          --------     ----------      ----------         -------        --------       ---------


Balances at December 31, 1994               22,565     11,143,659            --           (76,525)        (71,879)     11,017,820

Net Loss                                      --             --        (2,249,701)           --              --        (2,249,701)
Amortization of unrealized loss
 associated with investment
 securities held to maturity                  --             --              --              --            15,305          15,305
Unrealized loss on investment
 securities available for sale, net           --             --              --              --          (723,298)       (723,298)
                                          --------     ----------      ----------         -------        --------       ---------

Balances at December 31, 1995               22,565     11,143,659      (2,249,701)        (76,525)       (779,872)      8,060,126

Net Loss                                      --             --          (976,503)           --              --          (976,503)
Unrealized loss associated with
 investment securities transferred
 from available for sale to held
 to maturity                                  --             --              --              --          (553,923)       (553,923)

Amortization of unrealized loss
 on investment securities
 held to maturity                             --             --              --              --            65,280          65,280
Change in unrealized loss on
 investment securities
 available for sale, net                      --             --              --              --           569,648         569,648
                                          --------     ----------      ----------         -------        --------       ---------

Balances at December 31, 1996             $ 22,565     11,143,659      (3,226,204)        (76,525)       (698,867)      7,164,628
                                          ========     ==========      ==========         =======        ========       =========

See accompanying notes to consolidated financial statements




                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

     For each of the years in the three year period ended December 31, 1996



                                                                        1996                     1995                        1994
                                                                        ----                     ----                        ----

Cash flows provided by (used in) operating activities:
Net loss                                                            $  (976,503)              (2,249,701)                  (179,173)
Adjustments to reconcile net  loss to net cash
  flows from operations:
     Loss on sale of investment  securities  available for sale          12,344                  942,500                      9,927
     Provision for losses on loans and real estate owned                428,897                1,098,119                    838,267
     Amortization of premium on purchased  loans                        241,747                  428,853                    427,201
     Deferred  income  taxes                                           (213,800)                (171,747)                  (371,000)
     Depreciation  of  office facilities and equipment                  159,564                  179,416                    210,872
     Gain on sale of loans                                             (182,045)                (150,664)                  (263,707)
     Net  amortization  of fees and  discounts  on loans                (89,405)                 (84,930)                     7,137
     Net  (gain)  loss on the sale of real estate owned                 (48,574)                  75,374                     37,507
     Write-down on other real estate owned                              257,921                     --                         --
     Net amortization of premiums and accretion
      of discounts on investment  securities                               --                     14,574                       --
     Net loss on disposal of office  facilities  and  equipment         155,347                      371                       --
     Loss  on  foreclosure  of  notes receivable                           --                       --                      187,028
     Cash provided by (used in) changes in
          Accrued interest  receivable on loans                          (9,128)                (159,546)                   (46,625)
          Accrued interest  receivable on investment  securities        (16,297)                 383,380                     13,263
          Accounts  receivable                                         (143,048)                  19,787                     48,312
          Loan sale proceeds receivable                                  37,765                2,453,594                 (2,491,359)
          Prepaid  expenses and other  assets                           130,352                  (80,877)                   179,753
          Income tax refund receivable                                1,073,253                 (976,558)                      --
          Official checks                                               (49,097)                 221,388                   (125,436)
          Accrued expenses and other liabilities                       (175,939)                 100,481                   (203,293)
          Accrued interest on deposit accounts                           (7,831)                     931                     (2,283)
          Income tax payable                                               --                       --                     (221,049)
                                                                        -------                ---------                 ----------

          Net cash provided by (used in) operating activities           585,523                2,044,745                 (1,943,658)
                                                                        =======                =========                 ==========



(Continued)




                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                Consolidated Statements of Cash Flows, Continued

                                                    1996           1995           1994
                                                    ----           ----           ----
Cash flows provided by (used in)
 investing activities:
     Long-term loans originated or
      purchased, net of principal
      repayments                                 (7,394,909)     (9,330,970)    (23,430,621)
     Proceeds from sale of investment
      securities, available for sale                987,656       6,307,501      12,117,605
    Proceeds from the sale of other
     real estate owned                            1,014,345       3,139,470         461,554
    Proceeds from loans sold                      7,942,943       2,855,234       4,620,485
    Capitalized costs on other
     real estate owned                              (27,504)       (154,961)           --
    Notes receivable originated,
     net of repayments                             (305,354)           --              --
    Proceeds from the sale of
     Federal Home Loan Bank stock                   600,000         121,800         840,300
    Purchase of premises and equipment              (21,353)        (36,951)       (314,621)
    Proceeds from sale of property and
    equipment                                        80,844          26,967            --
   Maturities of investment securities
     held to maturity                                12,826          24,968            --
                                                 ----------      ----------     -----------

          Net cash provided by
          (used in) investing activities          2,889,494       2,953,058      (5,705,298)
                                                 ----------      ----------     -----------

Cash flows provided by (used in)
 financing activities:
   Deposit accounts
          (Decrease) increase in
           certificate accounts                  (3,613,173)     12,625,716      19,936,747
          Net increase (decrease)
           in deposits                              536,887      (4,951,858)      2,852,143
     Proceeds from (repayment)
      of FHLB advances                            3,800,000     (18,500,000)    (15,800,000)
     Net increase (decrease) in
      advance payments by
      borrowers for taxes and insurance              17,270        (106,305)        210,203
     Repayment of debentures                       (420,000)           --              --
     Issuance of capital stock,
      net of stock issuance costs                      --              --         1,013,532
     Dividends paid on common stock                    --              --          (270,312)
                                                 ----------      ----------     -----------

     Net cash provided by (used in)
      financing activities                          320,984     (10,932,431)      7,942,313


     Net increase (decrease)
      in cash and cash equivalents                3,796,001      (5,934,628)        293,357

Cash and cash equivalents at
 beginning of period                              1,669,761       7,604,389       7,311,032
                                                 ----------      ----------     -----------

Cash and cash equivalents at
 end of period                                  $ 5,465,762       1,669,761       7,604,389
                                                ===========       =========       =========


                                                                     (Continued)
                                       52



                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                Consolidated Statements of Cash Flows, Continued



                                                                 1996           1995                1994
                                                                 ----           ----                ----
Supplemental  disclosures of cash flow information:
     Cash paid during the period for:
          Interest                                           $ 7,003,551       8,291,649       5,881,345
                                                             ===========       =========       =========

          Income taxes                                              --              --           685,417
                                                             ===========       =========       =========

Supplemental disclosures of non-cash transactions:
   Real estate acquired in settlement of loans                   860,613       3,780,216       2,629,056
                                                             ===========       =========       =========

     Market value adjustment - investment securities            (336,359)     (1,181,624)       (107,647)
      available for sale:
          Market value adjustment - investments
          Deferred income tax asset                             (126,135)       (401,752)        (35,768)
                                                             -----------       ---------       ---------

              Unrealized loss on investment securities
               available for sale, net                       $  (210,224)       (779,872)        (71,879)
                                                             ===========       =========       =========

            Unrealized loss on investment securities
             transferred from available
             for sale to held to maturity                       (715,657)           --              --
            Deferred income tax asset                           (227,014)           --              --
                                                             -----------       ---------       ---------

              Unrealized loss on investment securities
               transferred from available for sale to
               held to maturity                                 (488,643)           --              --
                                                             ===========       =========       =========

   Loans acquired in settlement of other real estate sold     (1,300,066)           --              --
                                                             ===========       =========       =========


          See accompanying notes to consolidated financial statements.

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1996 and 1995



     (1)   Organization and Summary of Significant Accounting Policies

     (a)   Organization

           Federal Trust Corporation (the "Holding Company"), is the sole shareholder of Federal Trust Bank (the "Bank"). The Holding Company operates as a unitary savings and loan holding company. The Holding Company's business activities primarily include the operation of the Bank.

           During the current year the Holding Company sold a subsidiary, Federal Trust Properties Corp. ("FTPC"), a real estate holding and development company for book value. In addition, the Holding Company dissolved its other subsidiary, 1270 Leasing Company ("1270 LC"), a real estate leasing entity. The assets of 1270 LC were transferred to the Bank or written-off. Operations of these subsidiaries were not significant to the consolidated entity.

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

     (c)    Earnings Per Share

            Earnings per share is computed using the weighted average number of common shares outstanding during the period. Stock warrants issued are not included in the calculation of earnings per share as their effect is not dilutive.

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

     (f) Investment Securities Held to Maturity and Investment Securities Available for Sale

            Certain securities are reported at fair value except for those securities which the Company has the positive intent and ability to hold to maturity. Investments to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and are carried at fair value. Unrealized holding gains and losses are included in stockholders' equity net of the effect of income taxes.
                                                                     (Continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


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

                                                                     (Continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




        (i)    Mortgage Servicing Rights

               The Bank originates mortgage servicing rights by selling loans and retaining servicing rights. In May 1995, the Financial Accounting Standards Board ("FASB") issued Statement of financial Accounting Standards ("Statement") No. 122, Accounting for Mortgage Servicing Rights. This Statement provides guidance for the recognition of mortgage servicing rights as an asset when a mortgage loan is sold and servicing rights are retained. The Bank adopted this standards effective January 1, 1996. The results of this adoption was to capitalize approximately $70,303 in mortgage servicing rights related to loans originated by the Bank in 1996. The carrying value of mortgage servicing rights is amortized over the life of the related loan portfolio.
        (j)    Real Estate Owned

               Real estate acquired in the settlement of loans is initially recorded at the lower of cost (principal balance of the former loan plus costs of obtaining title and possession) or estimated fair value at the date of acquisition. Subsequently, such real estate acquired is carried at the lower of cost or fair value less estimated costs to sell. Costs relating to development and improvement of the property are capitalized, whereas those relating to holding the property are charged to operations.

        (k)    Office Facilities and Equipment

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


        (l)    Income Taxes

               The Holding Company and its subsidiaries file a consolidated income tax return. Income taxes are allocated proportionately to the Holding Company and its subsidiaries as though separate income tax returns were filed.

               The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.

       (m)    Use of Estimates

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the

                                                                     (Continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES


                   Notes to Consolidated Financial Statements


              reported amount of revenues and expenses during the reporting period. The most significant estimates made by management are the determination of the adequacy of the allowance for loan losses, that real estate owned is stated at the lower of cost or fair value, and the recoverability of the deferred tax asset. Actual results could differ from these estimates.


        (n)   Effect of New Accounting Pronouncements

              In October 1995, the FASB issued Statement No. 123, Accounting for Stock-Based Compensation. The Statement provides that companies must either charge the value of stock options granted to their income statement or provide pro forma equivalent information in a footnote disclosure and continue to account for the value of the stock options in accordance with APB Opinion No. 25. The Company adopted this standard effective January 1, 1996 by accounting for employee stock-based compensation under APB Opinion No. 25.

    (2) Investment Securities Held to Maturity and Investments Securities Available for Sale

        The amortized cost and estimated market values of investment securities held to maturity and available for sale at December 31, 1996 and 1995 are as follows:

        Investment securities held to maturity:
                                                                                        Gross
                                                                     Amortized        unrealized      Estimated
                                                                         cost             loss         market value
                                                                         ----             ----         ------------

         1996:
            Obligation of U.S.
                government agencies                                 $   6,284,343         (17,155)           6,267,188
            Other                                                           6,267          -                     6,267
                                                                            -----    ------------                -----

                                                                    $   6,290,610         (17,155)           6,273,455
                                                                        =========         ========           =========

         1995:
            Other                                                   $      19,093         -                     19,093
                                                                           ======   =============               ======

         Investment securities available for sale:

                                                                                          Gross
                                                                        Amortized      unrealized             Estimated
                                                                           Cost           loss                market value


1996:                                                                $  9,100,000        (336,359)           8,763,641
                                                                     ============        ========            =========
     Obligations of U.S.
        government agencies


1995:                                                                $ 17,100,000      (1,181,624)          15,918,376
                                                                     ============      ==========           ==========
     Obligations of U.S.
        government agencies



                                                                     (Continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




The amortized cost and estimated market value of investment securities held to maturity and investment securities available for sale at December 31, 1996, by contractual maturity, are below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                               Amortized     Estimated
                                                  cost      market value
                                                  ----      ------------
Investment securities held to maturity:
    Due in one year or less                   $    6,267    $    6,267
    Due after five years through ten years     6,284,343     6,267,188
                                               ---------     ---------

                                              $6,290,610    $6,273,455
                                              ==========    ==========

Investment securities available for sale:



   Due after one year through five years      $9,100,000    $8,796,641
                                              ==========    ==========

Market values for all securities were calculated using published prices or the equivalent at December 31, 1996.

The Company's investment in obligations of U.S. government agencies consist of dual indexed bonds issued by the Federal Home Loan Bank. The bonds have a par value of $16,100,000 and pay interest based on the difference between two indices. The bonds at December 31, 1996, pay interest at the 10 year constant maturity treasury rate less the 3 month or 6 month LIBOR rate plus a contractual amount ranging from 2.3% to 4.0%. The Company purchased the bonds to partially offset its risk related to its portfolio of adjustable rate mortgages and as such subjects the Company to a certain degree of market risk as the indices change with prevailing market interest rates.

Proceeds from sales of investment securities available for sale were $987,656, $6,307,501 and $12,117,605 in 1996, 1995 and 1994, respectively. Gross realized losses on sales of investment securities available for sale during 1996, 1995 and 1994 were $12,344, $942,500 and $9,927, respectively.

In November 1995, the Company transferred investment securities classified as held to maturity to investment securities available for sale in accordance with guidelines issued by the Financial Accounting Standards Board which permitted such a one-time election. The amortized cost of the investment securities transferred was $24,350,000 and the estimated market value was $22,283,281 and the unrealized loss was $2,066,719.

In March 1996, the Company transferred securities in the amount of $7,000,000 from the available for sale category to the held to maturity category resulting in an unrealized loss of $780,937 which remains in equity, net of amortization and income tax.
Amortization is an adjustment to yield over the remaining term of the investments.


                                                                     (Continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   Notes to onsolidated Financial Statements

                           (3) Loans Receivable, Net

      A summary of loans receivable at December 31, 1996 and 1995 follows:

                                                              1996            1995
                                                              ----            ----
           Mortgage loans:
               Permanent conventional:
    Commercial                                            $ 11,294,679      13,112,448
    Residential                                             97,717,708      97,612,560
    Residential construction conventional                    3,795,050       1,666,960
                                                          ------------    ------------

      Total mortgage loans                                 112,807,437     112,391,968
Commercial loans                                             1,349,483       1,442,811
Consumer loans                                                 154,445         180,194
Lines of credit                                                686,072       1,258,501
                                                          ------------    ------------

      Total loans receivable                               114,997,437     115,273,474
Net premium on mortgage loans purchased                      1,154,942         986,918

Deduct:
    Unearned loan origination fees, net of direct loan
           origination costs                                   169,854         104,132
    Undisbursed portion of loans in process                  1,902,256       1,189,952
    Allowance for loan losses                                1,533,003       2,060,568
                                                          ------------    ------------

      Loans receivable, net                               $112,547,266     112,905,740
                                                          ============    ============



At December 31, 1996 and 1995, nonaccrual loans were approximately $991,000 and $3,326,600, respectively. Nonaccrual loans consist primarily of residential and nonresidential mortgage loans. If interest due on all nonaccrual loans had been accrued at the original contract rates, estimated interest income would have been increased by approximately $181,000, $381,000 and $616,000 in 1996, 1995 and 1994, respectively.

The recorded investment in loans for which an impairment has been recognized and the related allowance for loan losses at December 31, 1996 were $4,078,174 and $626,435, respectively. The average recorded investment in impaired loans during 1996 and 1995 was $5,071,872 and $6,032,515, respectively. Interest income recognized on impaired loans during 1996 and 1995 was $259,263 and $338,997, respectively.

The activity in the allowance for loan losses for the years ended December 31, 1996, 1995 and 1994 is as follows:
                                                                     (Continued)




                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



                                                    1996              1995           1994
                                                    ----              ----           ----
Balance at beginning of period                   $ 2,060,568       1,974,950       1,850,000
Charge-offs                                       (1,223,240)       (707,222)       (409,329)
Provision for loan losses                            279,596         779,415         531,483
Recoveries                                           266,778          13,425          13,425
Transfer from allowance for real estate owned        149,301            --              --

Balance at end of period                         $ 1,533,003       2,060,568       1,974,950
                                                 ===========       =========       =========


Loan customers of the Bank include certain executive officers and directors and their related interests and associates. All loans to this group were made in the ordinary course of business at prevailing terms and conditions.

There were no outstanding loans to executive officers, directors and affiliates at December 31, 1995 or 1996.


(4)      Loan Servicing

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were $7,915,631 and $1,301,078 at December 31, 1996 and 1995, respectively. Servicing fees earned were $22,086, $22,026 and $52,144 for the years ended December 31, 1996, 1995 and 1994, respectively.


(5)      Mortgage Servicing Rights

An analysis of the activity for originated mortgage servicing rights for the year ended December 31, 1996 is as follows:

              Balance, January 1, 1996       $    -
              Originations                      70,303
              Amortization                      (2,672)
                                                -------

              Balance, December 31, 1996     $  67,631
                                                ======


(6)     Office Facilities and Equipment

        Office   facilities   and  equipment   and  their  related   accumulated
depreciation and amortization at December 31, 1996 and 1995 are summarized as follows:

                                                                     (Continued)





                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                                                                                    Estimated
                                                                      1996            1995         useful lives
                                                                      ----            ----         ------------

        Leasehold improvements                                        $1,035,861   1,251,412       3-25 years
        Furniture and fixtures                                           542,727     651,910       3-7 years
        Automobiles                                                       -           33,841         5 years
                                                                       ---------   ---------

                                                                       1,578,588   1,937,163
        Less accumulated depreciation and amortization                   661,016     645,189
                                                                         -------     -------

               Office facilities and equipment, net $                    917,572   1,291,974
                                                                         =======   =========





(7)      Deposits

A summary of deposits at December 31, 1996 and 1995 follows:

                                                                 Weighted                   Weighted
                                                                 average                    average
                                                                 interest                   interest
                                                1996              rate            1995        rate
                                                ----              ----            ----        ----
Commercial checking accounts -
    noninterest-bearing                    $     58,994              - %     $    209,637      -- %
NOW accounts                                    654,473             1.79%         674,556      .68%
Money market deposit accounts                 7,428,630             4.02%       6,601,689     4.02%
Statement savings accounts                    1,363,750             2.58%       2,157,600     2.60%
                                              ---------     ------------        ---------     ----

                                              9,505,847             3.59%       9,643,482     3.42%
                                              ---------     ------------        ---------     ----

Certificate accounts by interest rates:
    1.00% - 3.99%                          $    499,355                         1,219,498
    4.00% - 4.99%                             3,076,939                         2,170,725
    5.00% - 5.99%                            78,123,278                        54,846,938
    6.00% - 7.99%                            14,909,692                        41,310,738
                                             ----------                        ----------

             Total certificate accounts      96,609,264            5.56%       99,547,899     5.89%
                                             ----------     ------------       ----------     ----

Accrued interest                                  3,895                           11,742
                                                  -----                           ------

             Total deposits                $106,119,006            5.38%   $  109,203,123     5.66%
                                           ============     ------------   ==============     ====


                                                                     (Continued)


                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


The following table presents, by various interest rate categories, the amount of certificate accounts maturing during the periods reflected below:

Interest Rate         1997          1998           1999           2000           2001          Total

1.00% - 3.99%    $   436,854         29,171         24,944          4,046          4,340        499,355
4.00% - 4.99%      2,731,349        343,714          1,876           --             --        3,076,939
5.00% - 5.99%     60,521,909      9,529,759      6,639,456        693,372        738,782     78,123,278
6.00% - 6.99%      9,306,213      2,671,973      1,073,589        633,292        201,000     13,886,067
7.00% - 7.99%        925,625         98,000           --             --             --        1,023,625
                 -----------     ----------      ---------      ---------        -------     ----------

                 $73,921,950     12,672,617      7,739,865      1,330,710        944,122     96,609,264
                 ===========     ==========      =========      =========        =======     ==========


       The Company's large denomination ($100,000 and over) deposits included in certificate accounts mature as follows:

                                                         At December 31, 1996  At December 31, 1995
                                                            Amount        % total               Amount        % total
                                                            ------        -------               ------        -------

       Three months or less                          $       3,952,908        21.5%      $       4,143,788        27.1%
       Over three months to six  months                      5,844,172        31.9%              4,038,318        26.4
       Over six months to twelve months                      4,707,383        25.7%              4,648,096        30.4
       Over twelve months                                    3,829,936        20.9%              2,446,328        16.1
                                                             ---------        -----              ---------        ----

                                                     $      18,334,399       100.0%      $      15,276,530       100.0%
                                                            ==========       ======             ==========       ======

        Interest expense on deposits for the years ended December 31, 1996, 1995 and 1994 is as follows:

                                                                     1996           1995           1994
                                                                     ----           ----           ----
       Interest on NOW and Super NOW accounts $                       9,510         5,624           6,876
       Interest on money market accounts                            256,130       254,271         260,832
       Interest on savings accounts                                  43,335        91,557         211,787
       Interest on certificate accounts, net of penalties         5,451,414     5,862,227       3,322,855
                                                                  ---------     ---------       ---------

                                                            $     5,760,390       6,213,679     3,802,350
                                                                  =========       =========     =========

(8)      Federal Home Loan Bank Advances

A summary of advances from the Federal Home Loan Bank of Atlanta at December 31, 1996 and 1995 follows:

              Maturing in year    Interest rate
             ending December 31, (variable rates)  December 31, 1996
             ------------------- ----------------  -----------------

                        1997           6.01   $      10,000,000
                        1997           5.86           5,000,000
                        1997          (6.95)          4,800,000
                        1998           6.12           5,000,000
                                                      ---------
                                              $      24,800,000
                                              =================

                                                                     (Continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




             Maturing in year      Interest rate
             ending December 31, (variable rates)           December 31, 1995
             ------------------- ----------------           -----------------

                        1996         5.83              $       5,000,000
                        1996         5.76                      7,000,000
                        1996        (6.10)                     4,000,000
                        1998         6.12                      5,000,000
                                                               ---------

                                                       $      21,000,000
                                                       =================

Pursuant to collateral agreements with the Federal Home Loan Bank ("FHLB"), advances are secured by all stock in the FHLB in the amount of $1,253,200 and qualifying mortgage loans in the amount of $34,588,904. In addition, investment securities with book values of $6,284,343 and $7,000,000 at December 31, 1996 and 1995, respectively, and with market values of approximately $6,267,188 and $6,348,125 at December 31, 1996 and 1995, respectively, were pledged as collateral to the Federal Home Loan Bank for FHLB advances.


(9)    Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

    Cash and Cash Equivalents - The carrying amount of cash and cash equivalents
    (demand   deposits   maintained   by  the   Company  at  various   financial
    institutions) and interest bearing deposits represents fair value.

    Investment Securities Available for Sale and Held to Maturity - The Company's investment securities available for sale represent investments in Federal Home Loan Bank ("FHLB") bonds. The fair value of the FHLB bonds was based on quoted market prices. The Company's investments held to maturity represent investments in Orange County, Florida Tax Certificates and FHLB bonds. The carrying value of tax certificates approximates the fair value. The fair value of FHLB bonds was based on quoted market prices.

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

    Deposits - The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at December 31, 1996 (that is their carrying amounts). The carrying amounts of variable rate, fixed term money market accounts and certificates of deposit (CDs) approximate their fair value at the reporting date. Fair values for fixed rate CDs are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.


                                                                     (Continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




    Federal Home Loan Bank Advances - Fair value of Federal Home Loan Bank advances are estimated using discounted cash flow analysis based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

    Commitments - Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

                        The estimated fair values of the
      Company's financial instruments at December 31, 1996 are as follows:

                                                Carrying amount   Fair value
                                                ---------------   ----------

             Financial assets:
    Cash and cash equivalents $                    5,465,762       5,465,762
    Investment securities available for sale       8,763,641       8,763,641
    Investment securities held to maturity         6,290,610       6,273,455
    Loans (carrying amount less allowance
        for loan loss of $1,533,003)             112,547,266     112,879,373
    Federal Home Loan Bank stock                   1,253,200       1,253,200

Financial liabilities:
    Deposits:
        Without stated maturities               $  9,505,847       9,505,847
        With stated maturities                    96,609,264      96,869,394
    Federal Home Loan Bank advances               24,800,000      24,784,484

Commitments:
    Letters of credit $                                 --           500,000
    Loan commitments                                    --         2,959,941

The carrying amounts shown in the table are included in the consolidated balance sheet under the indicated captions.


    (10)       Debentures and Common Stock Purchase Warrants

During 1991, the Company issued $420,000 of 10% callable debentures maturing in 1996. The debentures were issued in $1,000 denominations and were unsecured. Interest on the debentures is payable annually. The debentures were redeemed during 1996.

One stock purchase warrant was issued in connection with each $10 of debentures purchased. Each warrant entitled the registered owner to purchase one and a quarter shares of common stock at the greater of $10 or the book value per share of common stock as determined in accordance with generally accepted accounting principles at the end of the Company's most recent fiscal year end or, at any time prior to November 15, 1996. All warrants expired on November 15, 1996.

                                                                     (Continued)




                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(11)    Income Taxes

        Income tax for the years ended December 31, 1996, 1995 and 1995 consists of:

                                                                         Current         Deferred           Total
                                                                         -------         --------           -----

                1996:
                   Federal                                           $      -               (213,800)         (213,800)
                   State                                                    -                 -               -

                          Total                                      $       -              (213,800)         (213,800)
                                                                      ===============       =========         =========

                1995:
                   Federal                                                (1,060,081)       (152,747)       (1,212,828)
                   State                                                    -                (19,000)          (19,000)

                          Total                                      $    (1,060,081)       (171,747)       (1,231,828)
                                                                          ===========       =========       ===========

                1994:
                   Federal                                                  294,000         (328,000)          (34,000)
                   State                                                     36,000          (43,000)           (7,000)
                                                                             ------          --------           -------

                          Total                                      $      330,000         (371,000)          (41,000)
                                                                            =======         =========          ========


The tax effects of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts which give rise to significant portions of deferred tax assets and liabilities are as follows:

                                                               1996            1995
                                                               ----            ----
        Deferred tax assets:
    Allowance for loan losses                             $   411,600         642,000
    Unrealized loss on investment securities available
         for sale                                             353,149         401,752
    Deferred loan fees                                         14,008          41,000
    AMT credit carryforward                                    44,294          44,294
    Other                                                       1,133            --
    Net operating loss carryforward                           782,467         251,684
                                                          -----------     -----------

                Gross deferred tax asset                    1,606,651       1,380,730
     Less valuation allowance                                (432,526)       (179,231)
                                                          -----------     -----------

                                                            1,174,125       1,201,499

Deferred tax liabilities:
    FHLB stock dividend                                       (18,846)        (71,000)
    Amortization of discount on loans                            --           (70,000)
    Accrual to cash                                              --           (68,000)
    Depreciation                                              (25,583)        (28,000)
                                                          -----------     -----------

                                                              (44,429)       (237,000)

                Total                                     $ 1,129,696         964,499
                                                          ===========     ===========


                                                                     (Continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

At December 31, 1996, the Company has net operating loss carryovers (NOL's) of approximately $2,055,954 for federal and $5,121,042 state tax purposes, which expire between 2009 and 2011. In addition, the Company has approximately $44,000 in alternative minimum tax (AMT) credit carryforwards. A valuation allowance has been established for those NOL and AMT carryovers that management believes are more likely than not to be utilized prior to their expiration through future profitable operations.

The Company's effective tax rate on pretax (loss) income for 1996, 1995 and 1994 differs from the statutory Federal income tax rate as follows:


                                          1996      %         1995               %             1994         %
                                        -------- -----     ----------           -----       -------      -----
Tax (benefit) provision at
    statutory rate                   $  (404,703)(34.0)%  $(1,183,720)          (34.0)%   $ (74,860)     (34.0)%

Increase (decrease) in
 tax resulting from:
   Officers life insurance                  --     --            --              --           7,000        3.2
   Loss on sale of subsidiary               --     --            --              --          65,000       29.5
   Operating loss carryforward           211,70   17.8           --              --             --         --
   State income taxes net of
       federal income tax benefit           --     --        (107,473)           (3.0)       (4,400)      (2.0)
   Graduated tax rates                      --     --            --                --        (9,000)      (4.1)
   Other                                 (20,799) (1.7)        59,365             1.7       (24,740)     (11.2)
                                        -------- -----     ----------           -----       -------      -----
                                        (213,800)(17.9)%   (1,231,828)          (35.3)%     (41,000)     (18.6)%
                                        ======== =====     ==========           =====       =======      =====




(12)      Commitments

Future minimum lease payments under noncancelable leases, at December 31, 1996 are as follows:

            Year ending December 31,  Operating leases

                    1997           $      288,217
                    1998                  288,217
                    1999                  288,217
                    2000                  288,217
                    2001                   26,288
                                           ------

      Total minimum lease payments $    1,179,156
                                        =========

                             Rent  expense  amounted to  $351,150,  $334,834 and
$282,868 for the years ended 1996, 1995 and 1994, respectively.

                                                                     (Continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(13)   Parent Company Financial Information

       The parent company financial information is as follows at December 31, 1996 and 1995:

Condensed Balance Sheets

                                                1996             1995
                                                ----             ----

Assets:
     Cash, deposited with subsidiary $           115,099           242
     Prepaid expenses and other assets            79,303       315,186
     Property, plant and equipment, net          377,678       655,237
     Note receivable                             305,354          --
     Investment in subsidiaries                6,401,425     7,764,936
                                              ----------    ----------

                                              $7,278,859     8,735,601
                                              ==========    ==========

Liabilities and stockholders' equity:
     Due to subsidiaries $                          --         103,000
     Accounts payable and accrued expenses       114,231       152,475
     Capital debentures                             --         420,000
     Stockholders' equity                      7,164,628     8,060,126
                                              ----------    ----------

                                              $7,278,859     8,735,601
                                              ==========    ==========


Condensed Statements of Operations

                                                      1996          1995            1994
                                                      ----          ----            ----
Revenues:
   Interest and dividend income $                     17,579          8,280         25,997
   Other income                                      308,770        250,485        205,764
                                                  ----------     ----------     ----------

          Total income                               326,349        258,765        231,761
                                                  ----------     ----------     ----------

Expenses:
   Compensation                                      114,985        230,279        279,680
   Occupancy                                         442,483        420,285        329,159
   Other expense                                     382,926        473,678        795,703
                                                  ----------     ----------     ----------

          Total expenses                             940,394      1,124,242      1,404,542
                                                  ----------     ----------     ----------

          Loss before income from subsidiaries      (614,045)      (865,477)    (1,172,781)

(Loss) income from subsidiaries                     (362,458)    (1,597,758)       586,029
                                                  ----------     ----------     ----------

          Net loss before income taxes              (976,503)    (2,463,235)      (586,752)

Income tax (benefit) expense                            --         (213,534)       407,579
                                                  ----------     ----------     ----------

         Net loss                                   (976,503)    (2,249,701)      (179,173)
                                                  ==========     ==========     ==========

                                                                     (Continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




                       Condensed Statements of Cash Flows

                                                                                1996                     1995           1994
                                                                                ----                     ----           ----
Cash flows provided by (used in) operating activities:
  Net loss $                                                                  (976,503)               (2,249,701)      (179,173)
  Adjustments  to  reconcile  net loss to net  cash
   provided  by  (used  in) operating activities:
         Loss on foreclosure of notes receivable                                  --                        --          187,028
         Loss on disposal of premises and equipment                            154,327                       371           --
         Depreciation                                                           59,800                    74,672         56,706
         Equity in undistributed loss (earnings) of subsidiaries               362,458                 1,597,758       (586,029)
         Cash provided by (used in) changes in:
             Prepaid expenses and other assets                                 235,883                   (95,498)       (25,919)
             Investment in subsidiaries                                      1,082,058                      --             --
             Due to subsidiaries                                              (103,000)                 (284,800)        17,800
             Due from subsidiary                                                  --                        --          675,884
              Accounts payable and accrued expenses                            (38,244)                  152,475         (3,721)
                                                                            ----------                ----------     ----------

           Net cash provided by (used in) by operating
                activities                                                     776,779                  (804,723)       142,576
                                                                            ----------                ----------     ----------

Cash flows provided by (used in) investing activities:
  Notes receivable originated, net of repayments                              (305,354)                     --             --
  Purchase of property and equipment                                            (4,759)                     --         (227,306)
  Proceeds from sale of property and equipment                                  68,191                    13,353           --

           Net cash provided by (used in)
             investing activities                                             (241,922)                   13,353       (227,306)
                                                                            ----------                ----------     ----------


                                                                     (Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements



Condensed Statements of Cash Flows, Continued


                                                                                     1996           1995                1994
                                                                                     ----           ----                ----
Cash flows (used in) provided by financing activities:
  Proceeds from sale of stock, net of issuance costs                                   --             --                1,013,532
  Dividends paid                                                                       --             --                 (270,312)
  Repayment of debentures                                                          (420,000)          --                     --

           Net cash (used in) provided by financing
              activities                                                           (420,000)          --                  743,220
                                                                                                ----------             ----------

           Net increase (decrease) in cash and cash
                 equivalents                                                        114,857       (791,370)               658,490

Cash and cash equivalents at beginning of year                                          242        791,612                133,122
                                                                                 ----------     ----------             ----------

Cash and cash equivalents at end of year                                          $ 115,099            242                791,612
                                                                                 ==========     ==========             ==========

Supplemental disclosures of non-cash transactions:
  Real estate acquired in settlement of notes
         receivable                                                               $    --             --                  832,729
                                                                                 ==========     ==========             ==========
      Assets transferred to subsidiaries                                          $    --             --                   75,175
                                                                                 ==========     ==========             ==========

  Market value adjustment - investment securities available for sale:
         Market value adjustment - investments                                     (336,359)    (1,181,624)              (107,647)
         Deferred income tax asset                                                 (126,135)      (401,752)               (35,768)
                                                                                 ----------     ----------             ----------

             Unrealized loss on investment securities
                available for sale, net                                          $ (210,224)      (779,872)               (71,879)
                                                                                 ==========     ==========             ==========

             Unrealized loss on investment securities
                transferred from available for sale to
                held to maturity                                                 $ (715,657)          --                     --
                                                                                 ==========     ==========             ==========

  The major sources of funds available to the Company for payment of dividends are dividends from the Bank. The ability of the Bank to pay dividends to the Holding Company is subject to the approval of the Office of Thrift Supervision.

                                                                     (Continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(14)     Selected Quarterly Financial Data (Unaudited)

         Summarized quarterly financial data follows (in thousands, except for per share amounts):


                                              Fourth quarter
                                              --------------
                                        1996        1995        1994
                                        ----        ----        ----
     Interest income                 $ 2,460       2,548       2,632
     Net interest income                 685         516         859
     Provision for loan losses          (311)          5         278
     Income (loss) before income taxes   361      (1,806)       (834)
     Net income (loss)                    16      (1,177)       (582)
                                          ==      ======        ====

     Earnings (loss) per share       $   .01        (.52)       (.26)
                                     =======        ====        ====


                                               Third quarter
                                               -------------
                                        1996        1995        1994
                                        ----        ----        ----
Interest income                      $ 2,487       2,648       2,504
Net interest income                      752         548         995
Provision for loan losses                441          42        --
Income (loss) before income taxes     (1,151)       (626)         61
Net income (loss)                       (737)       (400)         40
                                        ====        ====          ==

Earnings (loss) per share            $  (.33)       (.18)        .02
                                     =======        ====         ===


                                             Second quarter
                                             --------------
                                        1996      1995      1994
                                        ----      ----      ----
Interest income                      $ 2,432       2,765       2,447
Net interest income                      731         735       1,078
Provision for loan losses                132         730          38
Income (loss) before income taxes       (405)     (1,006)        254
Net income (loss)                       (259)       (644)        173
                                        ====        ====         ===

Earnings (loss) per share            $  (.11)       (.29)        .08
                                     =======        ====         ===


                                                                     (Continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


                                                First quarter
                                                -------------
                                       1996           1995       1994
                                       ----           ----       ----
          Interest income             2,558          2,648      2,264
          Net interest income           741            784      1,134
          Provision for loan losses      18              2       --
          Income (loss) before income     5            (46)       299
          Net income (loss)               3            (26)       190
                                      -----          -----      -----

          Earnings (loss) per share  $    -           (.01)       .08
                                      =====          =====      =====

(15)        Related Party Transactions

During 1990, the Company entered into a long-term lease obligation with John Martin Bell, wife of the former president of the Company, James T. Bell, and a stockholder and director of the Company for the use of the building in Winter Park, Florida. Rent payments in the amount of $291,767, $247,923 and $223,552 were made during the years ended December 31, 1996, 1995 and 1994, respectively.

During the years ended December 31, 1996, 1995 and 1994, the Company reimbursed John M. and James T. Bell for their cost of furniture and fixtures and leasehold improvements for the Winter Park, Florida location in the amounts of $-0-, $1,417 and $23,937, respectively.


(16)        Employee Stock Ownership Plan

The Company maintains a qualified employee stock ownership plan (the "Plan"). The Plan is qualified under Section 4975(e)(7) of the Internal Revenue Code, under which all of its subsidiaries may act as participating employees. In addition, the Plan meets all applicable requirements of the Tax Reform Act of 1986 and is qualified under Section 401(c) of the Internal Revenue Code.


At the discretion of the Board of Directors, the Company may make a contribution to the Plan of up to 15% of total compensation paid to employees during the year. Employees are 100% vested after five years of service. For the years ended December 31, 1996, 1995 and 1994, the Company contributed cash to the Plan of $38,000, $10,000 and $25,000, respectively.


(17)      Regulation and Supervisory Agreement

The Bank is subject to extensive regulation, supervision and examination by the Office of Thrift Supervision ("OTS"), its primary federal regulator, and by the FDIC, which insures deposits up to applicable limits. Such regulation and supervision establishes a comprehensive framework of activities in which a bank may engage and is intended primarily for the protection of the SAIF administered by the FDIC and depositors. During the current year, the FDIC imposed a one-time assessment on all SAIF-insured deposits in the amount of 65.7 cents per $100 of insured deposits, held as of March 31, 1995. The effect of this assessment resulted in a pre-tax charge to income of $716,498. As a thrift holding company, the Holding Company also is subject to extensive regulation, supervision and examination by the OTS and, to a lesser extent, the FDIC.

                                                                     (Continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


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

The OTS completed a regular examination of both the Holding Company and the Bank in April 1994 and cited certain deficiencies which management believes it has addressed in the form of corrective actions. Supervisory directives were issued by the OTS and provide for the Bank to take specific actions: (i) reimbursement of Holding company expenses paid by the Bank and prohibit further payment of Holding Company expenses by the Bank; (ii) the Bank is prohibited from granting dividends without OTS approval; (iii) management is directed to complete a Management Services Agreement with the Holding Company detailing employees' specific duties, and rate of remuneration; (iv) rectify deficiencies in employment arrangements consistent with OTS regulations; (v) ensure adequate documentation of accounting information; (vi) prepare a plan and timetable to modify loan relationships so as to comply with OTS regulations for loans to one borrower; (vii) obtain appraisals for certain collateral property; (viii) ensure that requested changes to policies and procedures are approved by the Board within 45 days; (ix) increase the amount of the general valuation allowance; (x) properly classify assets consistent with OTS recommendations; (xi) effectuate changes in the management of the lending department, establishing guidelines and individual responsibility for monitoring loan maturities, collections, and foreclosures, and (xii) establish a three year business plan detailing effects to improve the local core deposit base, establishing future lending patterns, plan for less reliance on telemarketing and out-of-state brokers, borrowers and collateral, and provide support for material changes in the financial structure of the Bank.

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


                                                                     (Continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

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

In the 1996 examinations of the Holding Company and Bank, which were concluded in September 1996, the OTS found the Companies to be in compliance with their Orders. With regard to the Bank, improvement was noted in a number of areas, including disposition of problem assets, reduction of interest rate risk, and a reduction in operating expenses. Subsequent to year end, the OTS upgraded the Holding Company's rating to satisfactory.

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


(18)       Stock Options

On May 5, 1993, the Board of Directors of the Company approved a Stock Option Plan for Directors. The Plan provides that a maximum of 176,968 shares of common stock (the "Option Shares") will be made available to directors and former directors of the Company. Options for all the Option Shares were issued on May 6, 1993 to 13 present and former directors. The options are for a term of ten
(10) years from the date of grant. The Options were issued at an exercise price of $6.40 per share determined at the time of issuance to be the fair market value of the underlying Common Stock subject to the Option on the date the Option was granted. No options have been exercised under the Plan at December 31, 1996. On March 7, 1997, the board of directors of the Company rescinded all options previously granted and terminated the plan.

In addition, the Company has issued stock options to certain sales representatives for their commitment in selling Federal Trust Corporation stock. These options have a strike price of $10.00 per share and will expire on October 26, 1999. At December 31, 1996 and 1995, options for 58,453 shares were outstanding to various sales representatives.


    (19)  Credit Commitments

The Bank has outstanding at any time a significant number of commitments to extend credit. These arrangements are subject to strict credit control assessments and each customer's credit worthiness is evaluated on a case-by-case basis. A summary of commitments to extend credit and standby letters of credit written at December 31, 1996 and 1995 are as follows:

                                                                     (Continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


                                                                                           1996              1995
                                                                                           ----              ----
              Available lines of credit                                           $       179,283             9,500
                                                                                          =======             =====

              Standby letters of credit                                           $       500,000           500,000
                                                                                          =======           =======

              Outstanding  mortgage  loan  commitments,  exclusive  of  loans in process:
                      Net fixed rates                                             $       584,097         1,810,038
                      Net variable rates                                                2,375,844           352,500
                                                                                        ---------           -------

                                                                                  $     2,959,941         2,162,583
                                                                                        =========         =========

Because many commitments expire without being funded in whole or part, the contract amounts are not estimates of future cash flows.

Loan commitments written have off-balance-sheet credit risk because only original fees are recognized in the balance sheet until the commitments are fulfilled or expire. Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. The credit risk amounts are equal to the contractual amounts, assuming that the amounts are fully advanced, and that collateral or other security is of no value.

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



    (20)  Concentration of Credit Risk

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

                                    PART III

                    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS
                                OF THE REGISTRANT

                                   MANAGEMENT

Management of Federal Trust

The Board of Directors of Federal Trust Corporation consists of 6 members of whom 2 also presently serve as directors of the Bank. See "Management of the Bank." The table below sets forth the name and positions of each director and executive officer of Federal Trust.

                      Age at       Position with the   Year First               Term of
Director's Name   January 1, 1996  Holding Company     Elected Director         Office Expires
---------------   ---------------  ---------------     ----------------         --------------
James T. Bell             53       Director                 1988                1997

Anne T. Coonrod           52       Director                 1988                1998

Edwin J. Feiler, Jr       61       Director                 1989                1997

Francis T. West           76       Director                 1989                1998

James V. Suskiewich       49       President/Director       1994                1997

Aubrey H. Wright, Jr      50       Sr. V.P./CFO/Director    1995                1997

Directors are elected for a term of one year effective with the 1996 Annual meeting, however two directors had terms remaining of greater than one year when the Corporation's By-laws were amended in1996.

Set forth below is certain information with respect to the persons who are directors or executive officers of Federal Trust, including an employment history covering the past five years. Except as otherwise indicated, all persons named have been engaged in their principal occupations for more than the past five years.

James T. Bell served as a director and Chairman of the Board of the Bank from 1986 to December 1992 and as Chairman of the Board and President of Federal Trust from 1988 to June 1996. Mr. Bell was President of the Bank during 1990. Mr. Bell is the President of Federal Trust Properties Corporation.

Anne T. Coonrod served as Vice President of the Corporation from December 1989 to July 1996. She is the former Vice President of FedTrust Building Corporation and the Bank. She is also the owner of the Front and Center Gift shop located in Fernandina Beach, Florida. She has been the owner of Atlantic Seafood, a seafood retailer/wholesaler since 1973.

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

Mr. Suskiewich has served as President of the Bank since January 1993 and as Chairman of the Board of Directors of the Bank since May 1996. He has been President and Chairman of the Board of Directors of Federal Trust Corporation since June 1996. Prior to joining the Bank, he was the President and a director of First Federal Savings Bank of the Glades, Clewiston, Florida from March, 1988 to December 31, 1992.

Aubrey H. Wright, Jr., has been the Chief Financial Officer of the Company since April, 1994 and of the Bank since June, 1993. He was elected to the Board of Directors of the Bank in August, 1994. Prior to joining the Bank, Mr. Wright was President, Chief Operating Officer and a director of Essex Savings Bank, F.S.B. in West Palm Beach, Florida from August, 1991 to May, 1993. From 1989 to August, 1991, Mr. Wright served as President and Chief Financial Officer of Coral Savings and Loan Association, Coral Springs, Florida and Senior Vice President for Finance and Operations of Ambassador Federal Savings, Tamarac, Florida.

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

                    Age at              Position with                 Expiration
Name              January 1, 1995       the Bank      Director Since  of Term
--------------------------------------------------------------------------------
James V. Suskiewich      49             President/
                                        Chairman
                                        Director       1993           1997

George W. Foster         67             Director       1991           1997

Aubrey H. Wright, Jr.    50             SVP and CFO/
                                        Director       1994           1998

Samuel C.  Certo         49             Director       1996           1999

Kenneth W.  Hill         63             Director       1996           1999

Louis Laubscher          53             VP and CLO     N/A            N/A

Mr. Suskiewich joined the Bank as President in January 1993. He has served as Chairman of the Board of Directors since May 1996. Prior to joining the Bank, he was the President and a director of First Federal Savings Bank of the Glades, Clewiston, Florida from March, 1988 to December 31, 1992.

Mr. Foster served as President of the Bank from December, 1990 to January, 1993, has served as President of Barnett Bank of Seminole County, President of Seminole County Chamber of Commerce, National President of the American Safe Deposit Association, as well as Director and President of numerous other civic and professional organizations. Prior to joining the Bank, Mr. Foster served as Assistant Vice President, Security Branch manager of First Federal Savings and Loan Association of Seminole County from 1980 to 1990.

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

Dr. Certo is the former dean and has been a professor of management in the Crummer Graduate School of Business at Rollins College in Winter Park since 1986. In addition, Dr. Certo serves as a business consultant and has published textbooks in the areas of management and strategic management, and has been involved in executive education for the past 20 years.

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

Principal Holders of Voting Securities

The following table sets forth information as of March 1, 1997 with respect to the ownership of shares of the Common Stock by (i) such persons are believed by management to be the beneficial owners of more than 5% of the Common Stock, (ii) directors and officers of Federal Trust, and (iii) all directors and officers as a group.



                                                       Percentage of  options to
                                          Shares of    Common Stock    Purchase       Percentage of
                                             Common    issued &        Common         Common Stock on a
                     Name                    Stock(1)    Outstanding    Stock(2)      fully diluted basis(3)
                     ----                   --------    -----------    --------      ----------------------
James T. Bell and/or John M. Bell(4)(5)(6)   522,369       23.32         107,674        28.13
Anne T. Coonrod (7)                           22,045         .98           9,307         1.40
Edwin J. Feiler, Jr. (8)                      36,710        1.64          26,771         2.83
George W. Foster                               1,343         .06           2,234          .16
James V. Suskiewich(9)                        33,844        1.51          - 0 -          1.51
Francis T. West                               44,981        2.01          11,747         2.53
Aubrey H. Wright, Jr                             100        .004          - 0 -          .004
                                             -------       -----         -------        -----
Officers & Directors as a Group              671,392       29.97         157,733        36.57
                                             =======       =====         =======        =====


(1) Except as indicated below, includes all shares of Common Stock owned by each director's spouse, or as custodian or trustee for minor children, over which shares such individuals effectively exercise sole voting and investment power.

(2) The Stock Option Plan was rescinded by the Board of Directors of the Company on March 7, 1997. See "Item 11. Executive Compensation - Options."

(3) Assumes exercise of all Options to Purchase Common Stock shown by persons held.

(4) Includes 12,500 shares held as trustee under Crummer Graduate School of Business of Rollins College with respect to which Mr. Bell exercises sole voting and investment power.

(5) Includes 115,558 shares held by Mr. Bell in his name, with respect to which Mr. Bell exercises sole voting and investment power, 212,405 shares held by Mrs. Bell in her name, with respect to which Mrs. Bell exercises sole voting and investment power, and 181,906 shares held by Mr. and Mrs. Bell as joint tenants, with respect to which Mr. and Mrs. Bell share voting and investment power.

(6) Based on their percentage of ownership, Mr. Bell and Mrs. Bell may be considered "controlling persons" of Federal Trust.

(7) Includes 18,150 shares held by Ms. Coonrod individually and 3,895 shares held of record by Century Federal Bank, Trustee for Anne T. Coonrod.

(8) Includes 8,545 shares held by Mr. Feiler individually, 2,441 shares held by Aleen W. Feiler and Edwin J. Feiler, Jr., Trustees for Stanley W. Feiler under the will of Edwin J. Feiler, 5,000 held by Edwin J. Feiler, Jr., Guardian for Stanley W. Feiler, 4,395 shares held by Feiler Enterprises, 5,000 held by the Feiler Company, and 11,329 held by Metro Developers.

(9) Includes 25,391 shares held as trustee under Federal Trust's ESOP with respect to which Mr. Suskiewich exercises sole voting and investment power.


Management is not aware of any contractual arrangements or any pledge of voting stock which may result in a change of control of Federal Trust.


             [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK.]

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

                                                    Annual Compensation (1)
--------------------------------------------------------------------------------
Name and Principal                                     Other Annual    Restricted Stock
Position (2)            Year    Salary       Bonus     Compensation(3)     Awards(4)      Options
---------------         ----    ------       -----     ---------------     ------         -------
James V. Suskiewich,    1996    $137,409    $ 11,000    $ 14,161           -              --
CEO of the Bank         1995    $118,223    $ 16,000    $ 13,169           -              --
CEO of the Co.          1994    $105,729    $  5,000    $ 13,822           -              --

(1) Includes all compensation in the year earned whether received or deferred at the election of the executive.

(2) Includes CEO. There were no other executives whose salary and bonus exceed $100,000 per year.

(3) Includes the estimated value of:

James V. Suskiewich                   1996              1995          1994
-------------------                   ----              ----          ----
Health & Life insurance premiums     4,454            $3,933        $3,926
Use of Company automobile            6,928             6,564         7,263
Social/Country Club Dues             2,779             2,671         2,633
                                     -----             -----         -----
          Total:                   $14,161           $13,169       $13,822

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

All full-time salaried employees of the Company, and its subsidiaries are participants in the ESOP. Executive officers of the Company are eligible to participate in the ESOP, but directors are not eligible unless they are also full-time salaried employees. A participant's interest in the ESOP is vested after five years of service and there is no vesting prior to that period of time. Two employees had vested interest in the ESOP as of December 31, 1996. Mr. Suskiewich is not vested in the ESOP.

The ESOP contributions by the Company are determined annually by the Board of Directors of the Company, taking into consideration the prevailing financial conditions, the Company's fiscal requirements and other factors deemed relevant by the Board. The Company, generally, may make contributions to the ESOP of up to 15% of total compensation paid to employees during the year. Each participant's contribution equals the proportion that each such participant's compensation for the year bears to the total compensation of all participants for such year. In 1996, 1995 and 1994, the Company contributed cash of $38,000, $10,000 and $25,000, respectively to the ESOP.

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

The Company issued no stock options or stock appreciation rights as compensation during the fiscal year ended December 31, 1995. On March 7, 1997, the Board of Directors of the Company rescinded the Stock Option Plan for Directors. The Company issued no stock options or stock appreciation rights as compensation during the period January 1, 1996 through March 7, 1997.

Director Compensation

Each director of the Company receives a fee of $500 for each meeting of the Board which he or she attends plus $750 per quarter, $250 for each Compliance Committee meeting and no fee for any other standing committee of which he or she is a member which he or she attends. Directors are reimbursed for expenses incurred in connection with attendance at meetings of the Board of Directors and all standing committees. The Company temporarily suspended the payment on all Board and Committee fees in July 1996.

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

Executive   Compensation   Policies  and  Program.   The   Company's   executive
compensation program is designed to:

          o Attract and retain  qualified  management  of the Company;
          o Enhance hort-term  financial  goals of the  Company;  and
          o Enhance  long-term shareholder value of the Company.

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

Compensation of the Chief Executive Officer. The CEO of the Company does not receive compensation from the Company, but is compensated in his position as CEO of the Bank. The Company reimburses the Bank for the time that the CEO spends on Company matters.

The employment contract of the former CEO of the Company was assigned to Federal Trust Properties Corporation ("FTPC") in June 1996, and FTPC was sold to an unaffiliated third party on July 1, 1996.


         Board of Directors

          James T. Bell            Anne T. Coonrod     James V. Suskiewich
          Edwin J. Feiler, Jr.     Francis T. West

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

James V. Suskiewich, President and Chief Executive Officer of the Company and President and Chief Executive Officer of Federal Trust Bank, (the "Bank") is a member of the Company's Board of Directors and participated in deliberations of the Board of Directors regarding executive compensation. Mr. Suskiewich, however, did not participate in any deliberation regarding his own compensation or transactions.

Employment Contracts

The Company and Bank entered into an employment agreement with James V. Suskiewich (Agreement). Mr. Suskiewich is the President and Chief Executive Officer, and a director of the Company and serves as the Chief Executive Officer and President of the Bank. The Agreement which became effective September 1, 1995 has a three-year term. The Agreement provides for a minimum base salary of $120,000 per year. Mr. Suskiewich is entitled to a discretionary performance bonus payable annually for the duration of the Agreement. For the year ended December 31, 1996, Mr. Suskiewich received a performance bonus of $20,000. The base salary and any bonus is paid by the Bank. In addition to the base salary and bonus, the Agreement provides for participation in all employee benefits, stock option plans, pension plans, insurance plans and other fringe benefits including club memberships and business related expenditures commensurate with his position. On each successive anniversary of the employment contract, the Board of directors is required to vote on whether the Agreement should be extended an additional year so that the remaining term shall be three years. The decision to extend the Agreement is within the sole discretion of the Board of Directors.

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





                                        Amount and Nature of
                                        Beneficial Ownership
                                                   ---------

Beneficial Owner                                            Percent of Class
----------------                                            ----------------

James T. and John M. Bell
675 Osceola Avenue
Winter Park, Florida  32789                       522,369(1)          23.3

Directors and Executive Officers as a Group
  (7 persons)                                     671,392(1)          29.9
---------------------

(1) Includes 115,558 shares held by Mr. Bell in his name, 12,500 shares held as trustee, with respect to which Mr. Bell exercises sole voting and investment power, 212,405 shares held by Mrs. Bell in her name, with respect to which Mrs. Bell exercises sole voting and investment power, 181,906 shares held by Mr. and Mrs. Bell as joint tenants, with respect to which Mr. and Mrs. Bell share voting and investment power.

Security Ownership of Management

The table set forth in "Item 10. Directors and Executive Officers of the Registrant" contains certain information concerning shares of the Company's Common Stock beneficially owned by directors and all directors and officers as a group. There are no shares of the Company's Preferred Stock issued and outstanding.

Changes in Control

The Registrant does not know of any arrangement, including any pledge by any person of the securities of the Registrant or any of its subsidiaries, the operation of which may at a subsequent date result in a change in control of the Registrant.


             [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK.]

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

As of December 31, 1996, neither the Company nor the Bank had any loans outstanding to directors or executive officers. The Bank, however, did have $737,472 in commercial loans to Morrone, Smoker and Grill, Inc., whose President Jack L. Morrone is the brother-in-law of the Company's former Chairman and Chief Executive Officer, who remains as a director of the Company. Mr. Morrone is considered to be an "affiliate", as that term is defined by SEC regulations. This largest outstanding balance during 1996 was $737,128. As of February 28, 1996 the balance was $478,128.

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

                                     PART IV


       ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
                                    FORM 8-K

(a)       List of Documents filed by Registrant as part of this report:

          Financial Statements. Financial statements of Registrant included herein for the year ended December 31, 1996.

          o        Independent Auditors' Report

          o        Consolidated Balance Sheets at December 31, 1996 and 1995

          o Consolidated Statements of Operations for each of the years in the three year period ended December 31, 1996

          o Consolidated Statements of Cash Flows for each of the three years in the three year period ended December 31, 1996

          o Consolidated Statement of Stockholders' Equity for each of the three years in the three year period ended December 31, 1996

          o        Notes to Consolidated Financial Statements


(b)       The following exhibits are filed as part of this report:

Exhibit
Number    Description                                                           Page

3(a)     Restated Articles of Incorporation dated July 22, 1994.                ****

3(g)     Bylaws  dated  August 3, 1988,  as amended  March 23, 1990 and July 20,
         1990.                                                                  ****

10(a)    Stock Exchange Agreement by and between the Company and The John Martin
         Bell Corporation dated March 8, 1990.                                  *

10(b)    Employment Agreement by and between the Company and James T. Bell dated
         January 26, 1990.                                                      *

10(c)    Amendment  to the  Employment  Agreement by and between the Company and
         James T. Bell dated June 29, 1990.                                     **

10(d)    Second Amendment to the Employment Agreement by and between the Company
         and James T. Bell dated April 5, 1991.                                 ***

10(e)    Employee Stock Ownership Plan dated January 1, 1990.                   **

10(f)    Lease for Federal Trust  Building  dated  November 11, 1991, as amended
         July 29, 1992 and March 1, 1994.                                       ****


10(g)    Amended and Restated  Lease for Federal Trust  Drive-In  Facility dated
         December 31, 1992.                                                     ****


10(h)    Lease for Federal  Trust  Corporation  offices  dated April 7, 1992, as
         amended and assumed on June 1, 1994.                                   ****


10(i)    Third Amendment to the Employment  Agreement by and between the Company
         and James T. Bell dated January 5, 1994                                ****

10(j)    Employment Agreement by and between the Company and James V. Suskiewich
         dated  September  1,  1995.                                            *****

21       Subsidiaries.                                                          86

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

***** Incorporated by reference to the document files as Exhibits 10(j) to the Company's Annual Report on Form 10-K from the fiscal year ended December 31, 1995.

                                   SIGNATURES

Pursuant to the requirement of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       March 25, 1996                    FEDERAL TRUST CORPORATION


                                         By:/s/ Aubrey H. Wright
                                                ----------------
                                                Aubrey H. Wright
                                                Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ James V. Suskiewich       Chairman of the Board and     March 25, 1996
-------------------------
James V. Suskiewich           President

/s/ James T. Bell             Director                      March 25, 1996
-------------------------
James T. Bell

/s/ Anne T. Coonrod           Director                      March 25, 1996
-------------------------
Anne T. Coonrod

/s/ Francis T. West           Director                      March 25, 1996
-------------------------
Francis T. West

/s/ Edwin J. Feiler, Jr.      Director                      March 25, 1996
-------------------------
Edwin J. Feiler, Jr.

/s/ Aubrey H. Wright, Jr.     Director                      March 25, 1996
-------------------------
Aubrey H. Wright, Jr.

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



                                  EXHIBIT INDEX

Exhibit
Number   Description                                                           Page

3(a)     Restated  Articles  of  Incorporation  dated July 22,  1994.           ****

3(g)     Bylaws  dated  August 3, 1988,  as amended  March 23, 1990 and July 20,
         1990.                                                                  ****

10(a)    Stock Exchange Agreement by and between the Company and The John Martin
         Bell Corporation dated March 8, 1990.                                  *

10(b)    Employment Agreement by and between the Company and James T. Bell dated
         January 26, 1990.                                                      *

10(c)    Amendment  to the  Employment  Agreement by and between the Company and
         James T. Bell dated June 29, 1990.                                     **

10(d)    Second Amendment to the Employment Agreement by and between the Company
         and James T. Bell dated April 5, 1991.                                 ***

10(e)    Employee Stock Ownership Plan dated January 1, 1990.                   **

10(f)    Lease for Federal Trust  Building  dated  November 11, 1991, as amended
         July 29, 1992 and March 1, 1994.                                       ****

10(g)    Amended and Restated  Lease for Federal Trust  Drive-In  Facility dated
         December 31, 1992.                                                     ****

10(h)    Lease for Federal  Trust  Corporation  offices  dated April 7, 1992, as
         amended and assumed on June 1, 1994.                                   ****

10(i)    Third Amendment to the Employment  Agreement by and between the Company
         and James T. Bell dated January 5, 1994                                ****

10(j)    Employment Agreement by and between the Company and James V. Suskiewich
         dated September 1, 1995.                                               *****

21       Subsidiaries.                                                          86

99       Statement Regarding Issuance of Debentures.                            ***

(c)      Financial Statement Schedules

     All supplemental schedules are omitted as inapplicable or because the required information is included in the financial statements or notes thereto.

     Incorporated by reference to such documents filed as Exhibits 3, 10(a), 10(b), and 22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989

* Incorporated by reference to the document filed as Exhibits 10(c) and 10(e) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990

**       Incorporated  by reference to the document  files as Exhibit  10(d) and
         Exhibit 99 to the Company's Annual Report on Form 10-K from the fiscal year ended December 31, 1991.

** Incorporated by reference to the document files as Exhibits 3(a), 3(g), 10(f), 10(g), 10(h) and 10(i) to the Company's Annual Report on Form 10-K from the fiscal year ended December 31, 1994.

***** Incorporated by reference to the document files as Exhibits 10(j) to the Company's Annual Report on Form 10-K from the fiscal year ended December 31, 1995.