Form 10-Q
period 1997-03-31
FEDERAL TRUST CORP
filed 1997-05-14
CIK 842640

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

      For the Three Months Ended:                      Commission File Number:
--------------------------------------------------------------------------------
          March 31, 1997                                     33-27139


                            FEDERAL TRUST CORPORATION
             (Exact name of registrant as specified in its charter)

      Florida                                     59-2935028
--------------------------------------------------------------------------------
(State or other jurisdiction                 (I.R.S. Employer
      of incorporation)                     Identification No.)



                               1211 Orange Avenue
                           Winter Park, Florida 32789
              -----------------------------------------------------

                    (Address of principal executive offices)
                  Registrant's telephone number: (407) 645-1201
              -----------------------------------------------------

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

                           YES X        NO
                              ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

Common Stock, par value $.01 per share                 2,239,928
--------------------------------------------------------------------------------
               (class)                        Outstanding at March 31,1997

================================================================================

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES


                                      INDEX


PART I.      FINANCIAL INFORMATION

    Item 1.  Financial Statements
                                                                           Page
        Consolidated Condensed Balance Sheets
             March 31, 1997 and December 31, 1996  (unaudited)...............  3
        Consolidated Condensed Statements of Operations for the
             Three months ended March 31, 1997 and 1996 (unaudited)..........  4
        Consolidated Condensed Statements of Cash Flows for the
             Three months ended March 31, 1997 and 1996 (unaudited)..........  5
        Notes to Consolidated Condensed Financial Statements (unaudited)..6 - 13

    Item 2.  Management's Discussion and Analysis of Financial Condition
        and Results of Operations........................................14 - 22

PART II.     OTHER INFORMATION

    Signatures..............................................................  23



                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Consolidated Condensed Balance Sheets
                                   (Unaudited)

                                                                March 31, 1997       December 31, 1996
                                                                --------------       -----------------
                     Assets
Cash                                                               $     373,297           628,648
Interest bearing deposits                                              2,762,055         4,837,114
Investment securities available for sale                               8,773,703         8,763,641
Investment securities held to maturity                                 6,307,745         6,290,610
Loans receivable, net (net of allowance for loan losses of
      $1,192,734 in 1997 and $1,533,003 in 1996)                     113,214,544       112,547,266
Accrued interest receivable - Loans                                      829,431           833,458
Accrued interest receivable - Securities                                 105,460           196,171
Notes Receivable                                                         305,354           305,354
Federal Home Loan Bank of Atlanta stock, at cost                       1,427,500         1,253,200
Real Estate owned, net                                                 3,612,392         1,508,166
Property and equipment, net                                              887,140           917,572
Prepaid expenses and other assets                                        313,905           371,161
Deferred income taxes                                                  1,082,724         1,129,696
                                                                   -------------     -------------
                     Total                                         $ 139,995,250       139,582,057
                                                                   =============     =============

                   Liabilities and Stockholders' Equity

Deposit accounts                                                   $ 103,726,147       106,119,006
Official Checks                                                          508,329           646,235
Federal Home Loan Bank advances                                       27,250,000        24,800,000
Advance payments for taxes and insurance                                 680,621           347,774
Accrued expenses and other liabilities                                   503,231           504,414
                                                                   -------------     -------------

                     Total Liabilities                             $ 132,668,328       132,417,429
                                                                   -------------     -------------

Stockholders' equity
Commonstock,  $.01 par value, 5,000,000 shares  authorized;
      2,256,505 shares issued and outstanding at March 31,
      1997 and December 31, 1996                                          22,565            22,565
Additional paid-in capital                                            11,143,659        11,143,659
Accumulated deficit                                                   (3,125,315)       (3,226,204)
Treasury stock (16,577 shares of common stock, at cost at
      March 31, 1997  and December 31, 1996)                             (76,525)          (76,525)
Unrealized loss on investments securities, net                          (203,936)         (210,224)
Unrealized loss on investment securities transferred from
             available for sale to held to maturity, net                (433,526)         (488,643)
                                                                   -------------     -------------

                     Total Stockholders' Equity                    $   7,326,922         7,164,628
                                                                   -------------     -------------

                     Total Liabilities and Stockholders' Equity    $ 139,995,250       139,582,057
                                                                   =============     =============

See accompanying Notes to Consolidated Condensed Financial Statements.




                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                 Consolidated Condensed Statements of Operations

                 For Three Months Ended March 31, 1997 and 1996
                                   (Unaudited)

                                                                Three Months
                                                            Ended March 31, 1997

                                                            1997            1996
                                                            ----            ----

Interest income:
  Loans                                                 $ 2,335,042       2,353,343
  Securities                                                167,450         152,424
  Interest-bearing deposits and other                        47,567          52,055
                                                        -----------     -----------
    Total interest income                                 2,550,059       2,557,822
                                                        -----------     -----------

Interest expense:
  Deposit accounts                                        1,384,785       1,519,970
  Federal Home Loan Bank advances & other borrowings        338,741         296,904
                                                        -----------     -----------
    Total interest expense                                1,723,526       1,816,874
                                                        -----------     -----------

Net interest income                                         826,533         740,948
  Provision for loan losses                                  (3,000)        (18,356)
                                                        -----------     -----------
Net interest income after provision                         829,533         759,304
                                                        -----------     -----------

Other income:
  Fees and service charges                                   25,835          26,301
  Rents                                                      13,673           5,544
  Gain on sale of assets                                     49,819         136,396
  Other miscellaneous                                        15,541          20,846
                                                        -----------     -----------
    Total other income                                      104,868         189,087
                                                        -----------     -----------

Other expenses:
  Employee compensation & benefits                          325,867         344,225
  Occupancy and equipment                                   131,813         169,471
  Data procession expense                                    20,831          23,294
  Professional fees                                          79,664         136,825
  FDIC Insurance                                             61,952          80,390
  Other miscellaneous                                       137,085         188,760
                                                        -----------     -----------
    Total other expense                                     757,212         942,965
                                                        -----------     -----------

Net income before income tax                                177,189           5,426
  Income tax                                                 76,300           1,953
                                                        -----------     -----------

Net income                                              $   100,889           3,473
                                                        ===========     ===========

Per share amounts:
  Earnings per share                                           .045           0.002
  Cash dividends per share                                     0.00            0.00
  Weighted average number of shares outstanding           2,239,928       2,239,928
                                                        -----------     -----------



    See accompanying Notes to Consolidated Financial Statements.



                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                 Consolidated Condensed Statements of Cash Flows

               For the Three Months Ended March 31, 1997 and 1996
                                   (Unaudited)

                                                                                1997               1996
                                                                                ----               ----

Cash flows from operating activities:
  Net income                                                                $   100,889           3,473
  Adjustments to reconcile net income to net cash flows from operations:
  Depreciation & amortization of property & equipment                            39,878          50,271
  Amort. (net) of premiums, fees & disc. on loans & securities                   51,803           3,529
  Provision for allowance on real estate owned                                   33,000          18,356
  Provision (charge-off) for loan losses                                         (3,000)        (18,356)
  Deferred Income Taxes                                                          76,300           1,953
  Cash provided by (used for) changes in:
    Accrued interest receivable                                                  94,738          39,188
    Loan sale proceeds receivable                                                  --            37,765
    Prepaid expenses & other assets                                              57,257         (18,195)
    Official checks                                                            (137,906)         52,489
    Accrued expenses & other liabilities                                         (1,183)         85,279
                                                                            -----------     -----------
       Net cash provided by operating activities                                311,776         255,752
                                                                            -----------     -----------

Cash flows from investing activities:
  Acquisition of office properties and equipment                                 (9,446)         (4,147)
  Purchase of Federal Home Loan Bank of Atlanta stock                          (174,300)           --
  Proceeds collected from loan sales                                            699,248       4,084,252
  Proceeds from sale of real estate owned                                       212,774       1,255,832
  Principal collected on securities held to maturity                              4,880           8,324
  Principal collected on loans                                                4,398,391       6,423,873
  Loans originated or purchased                                              (8,163,721)     (9,327,715)
                                                                            -----------     -----------
    Net cash provided by (used in) investing activities                      (3,032,174)      2,440,419
                                                                            -----------     -----------

Cash flows from financing activities:
  Decrease in deposits, net                                                  (2,392,859)     (1,500,133)
  Increase in Federal Home Loan Bank advances                                 2,450,000       1,300,000
  Decrease in other borrowings                                                     --          (170,000)
  Net increase in advance payments by borrowers for taxes & insurance           332,847         234,451
                                                                            -----------     -----------
    Net cash provided by (used in) financing activities                         389,988        (135,682)
                                                                            -----------     -----------

Decrease in cash and cash equivalents                                        (2,330,410)      2,560,489
Cash and cash equivalents at beginning of period                              5,465,762       1,669,761
                                                                            -----------     -----------
Cash and cash equivalents at end of period                                  $ 3,135,352       4,230,250
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

The Company's primary investment is the ownership of the Bank. The Bank is chartered as a federal stock savings bank and is primarily engaged in the business of obtaining funds in the form of deposits and Federal Home Loan Bank ("FHLB") advances and investing such funds in permanent loans on residential and, to a lesser extent, commercial real estate primarily in Florida, in various types of construction and other loans, and in investment securities. The Holding Company had been operating two non-bank subsidiaries, Federal Trust Properties Corp. ("FTPC"), a real estate holding and development company, organized December 12, 1994, and 1270 Leasing, Co. ("1270 LC"), a real estate leasing entity organized May 27, 1994, which leased the Holding Company's former office located in Winter Park, Florida. On July 1, 1996, the Company sold FTPC to an unaffiliated third party and is renting the office space previously occupied by the Company to FTPC. On September 26, 1996, the Company dissolved 1270 Leasing Co.

The consolidated condensed balance sheets as of March 31, 1997 and December 31, 1996, and the consolidated condensed statements of operations and cash flows for the three-month periods ended March 31, 1997 and 1996, include the accounts and operations of the Company and all subsidiaries. All material intercompany accounts and transactions have been eliminated.

In the opinion of management of the Company, the accompanying consolidated condensed financial statements contain all adjustments (principally consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997, and the results of operations and cash flows for the three-month periods ended March 31, 1997 and 1996. The results of operations for the three-month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the consolodated financial statements included in the Company's Annual Report on Form 10 - K for the year ended December 31, 1996.

2.  Summary of Significant Accounting Policies

Per Share Amounts:
Earnings per share is computed using the weighted average number of common shares outstanding during the period.


Real Estate:
Real estate acquired through foreclosure is recorded at the lower of cost (unpaid loan balance plus foreclosure expenses) or estimated fair value at the time of acquisition. Subsequently, such real estate is carried at the lower of cost or fair market value less estimated costs to sell. Fair market value is based on current appraisals reduced by estimated costs to sell.

(continued)
                                        6

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

        Notes to Consolidated Condensed Financial Statements (unaudited)



3.  Loans

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

At March 31, 1997, impaired loans amounted to $1.37 million. Included in the allowance for loan losses is $477 thousand related to the impaired loans. The Bank measures impairment on collateralized loans using the fair value of the collateral, and on unsecured loans using the present value of expected future cash flows discounted at the loan's effective interest rate.

In the first three months of 1997, the average recorded investment in impaired loans was $3.38 million and $.46 thousand of interest income was recognized on loans while they were impaired. All of this income was recognized using a cash basis method of accounting.

4.  Allowance for Losses

Allowance for Loan Losses: The following is an analysis of the activity in the allowance for loan losses for the periods presented:
                                                       Three Months
                                                      Ended March 31,
                                                      ---------------

                                                  1997              1996
                                                  ----              ----

Balance at beginning of period                  1,533,003         2,060,568
Provision for loan losses                          (3,000)          (18,356)
Less Charge-offs                                 (340,335)         (115,681)
Plus recoveries                                     3,066             3,283
                                             ------------      ------------
Balance at end of period                        1,192,734         1,929,814
                                             ============      ============

Loans Outstanding                             113,214,544       111,788,901
Ratio of charge-offs to Loans Outstanding             .30%              .10%
Ratio of allowance to Loans Outstanding              1.05%             1.73%


A provision for loan losses is generally charged to operations based upon management's evaluation of the potential losses in its loan portfolio. During the quarters ended March 31, 1997 and 1996, management did not make a provision based on its evaluation of the loan portfolio.


(continued)
                                        7

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

        Notes to Consolidated Condensed Financial Statements (unaudited)





5.  Supplemental  Disclosure  of Cash Flow and Non-Cash Investing and Financing Activities


                                                                   Three Months Ended March 31,
                                                                      1997               1996
                                                                      ----               ----
Cash paid during the period for:
     Interest expense                                              $   803,481         921,320
     Income taxes                                                  $      --              --

Supplemental disclosure of non-cash transactions:
Real Estate Acquired in Settlement of Loans                        $ 2,350,000         306,143
Market Value adjustment - investment securities
     available for sale:
        Market value adjustment - investments                      $  (326,297)     (1,311,609)
        Deferred income tax asset                                  $  (122,361)       (450,496)
                                                                   -----------     -----------
           Unrealized loss on investment securities
               available for sale, net                             $  (203,936)       (861,113)

        Unrealized loss on investment securities transferred
           from available for sale to held to maturity             $  (693,642)           --
        Deferred income tax asset                                  $  (260,116)           --
                                                                   -----------     -----------

           Unrealized loss on investment securities transferred
               from available for sale to held to maturity         $  (433,526)           --
                                                                   ===========     ===========


6.       Real Estate Owned, Net

Real  Estate  Acquired  through  Foreclosure,   Other  Repossessed  Assets:  The
following is an analysis of the activity in real estate acquired through foreclosure and other repossessed assets for the periods presented:

                                                 Three Months
                                               Ended March  31,
                                               ----------------
                                            1997             1996
                                            ----             ----

      Balance at beginning of period    $ 1,508,166       3,293,108
      Acquired through foreclosure        2,350,000         235,469
      Add: Capitalized costs                 (9,463)         13,180
      Less: Sale of real estate            (203,311)     (1,498,481)
      Less: Chargeoffs                      (33,000)        (24,356)

(continued)
                                        8

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

        Notes to Consolidated Condensed Financial Statements (unaudited)


      Less: Allowance for losses             --              --
                                         ----------      ----------
      Balance at end of period           $3,612,392       2,018,920
                                         ==========      ==========


7.     Investment Securities
                                                                          At March 31, 1997
                                                                     Book Value   Market Value
                                                                     ----------   ------------
Held to maturity:
Orange County, Florida Tax Certificates                                   1,387         1,387
FHLB Floating Rate Note, 4.873% due 7/30/03                           6,306,358     6,094,375
                                                                     ----------    ----------
                                                            Total     6,307,745     6,095,762
                                                                     ==========    ==========

Available for sale:
FHLB Floating Rate Note, 3.334% due 6/17/98                             961,563       961,563
FHLB Floating Rate Note, 3.771% due 6/25/98                           1,696,406     1,696,406
FHLB Floating Rate Note, 3.556% due 7/15/98                           1,445,156     1,445,156
FHLB Floating Rate Note, 3.556% due 7/15/98                           1,445,156     1,445,156
FHLB Floating Rate Note, 3.748% due 7/28/98                           3,225,422     3,225,422
                                                                     ----------    ----------
                                                            Total    $8,773,703     8,773,703
                                                                     ==========    ==========

The Bank's investment in obligations of U.S. government agencies consists of dual indexed bonds issued by the Federal Home Loan Bank. At March 31, 1997, the bonds had a market value of $14,868,078 and gross unrealized pre-tax losses of $1,231,922. The bonds have a par value of $16,100,000 and pay interest based on the difference between two indices. All of the bonds at March 31, 1997, pay interest at the 10 year constant maturity treasury ("CMT") rate less the 3 month or 6 month LIBOR rate plus a contractual amount ranging from 2.3% to 4.0%.



8.     Advances from Federal Home Loan Bank

The following is an analysis of the advances from the Federal Home Loan Bank:


        Amounts Outstanding at March 31, 1997:

   Maturity Date    Rate     Amount         Type
   -------------    ----     ------         ----

     12/31/97       6.85% $4,750,000    Variable rate
     06/28/97       6.01%  5,000,000    Fixed rate
     09/16/97       6.01%  5,000,000    Fixed rate
     10/16/97       5.86%  5,000,000    Fixed rate
     03/04/98       6.02%  2,500,000    Fixed rate
     09/15/98       6.12%  5,000,000    Fixed rate
                    -----  ---------


(continued)
                                        9

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

        Notes to Consolidated Condensed Financial Statements (unaudited)


      Total         6.15% 27,250,000
                    ====  ==========


Variable rate advances reprice daily and may be repaid at any time without penalty. Fixed rate advances incur a prepayment penalty if repaid prior to maturity, and the interest rate is fixed for the term of the advance.


                    Amounts Outstanding at:

                    Month-end                  Rate            Amount
                    ---------                  ----            ------

                    1/31/97                    5.93%           24,800,000
                    2/28/97                    5.90%           27,300,000
                    3/31/97                    6.15%           27,250,000

During the three-month period ended March 31, 1997, average advances outstanding totaled $22.8 million, at an average rate 6.03%.

Advances from the FHLB are collateralized by loans and securities that totaled approximately $40.1 million and $7.0 million, respectively.

9.      Acquisitions

On April 3, 1992, the Bank acquired certain assets and liabilities of First Federal Savings and Loan Association of Seminole County, F.A. from the RTC. The Bank acquired approximately $77,988,000 of loans and assumed $120,227,000 in deposits and other liabilities. In addition, the Bank paid a net premium of approximately $2,056,269 to the RTC and First Guaranty Mortgage Corporation in connection with the acquisition. The Bank has amortized $1,644,097 of the premium as of March 31, 1997 as an adjustment to interest income. The acquisition was accounted for as a purchase.

10.     Supervision

The Holding Company and the Bank are subject to extensive regulation, supervision and examination by the OTS, the primary federal regulator, by the FDIC with regard to the insurance of deposit accounts and, to a lesser extent, the Federal Reserve. Such regulation and supervision establishes a comprehensive framework of activities in which a savings and loan holding company and its financial institution subsidiaries may engage and is intended primarily for the protection of the SAIF, administered by the FDIC, and depositors.

The first significant supervisory concerns regarding the Bank's operations and underwriting policy were cited by the OTS in the Bank's December 1992 safety and soundness examination. In May 1993, the OTS and the Bank entered into a Supervisory Agreement which was mainly directed at correcting loan underwriting deficiencies; limiting certain affiliated party transactions, including taking measures to avoid the appearance of conflicts of interest in transactions with affiliated persons; amending the Bank's main office lease with an affiliate to more accurately reflect market rates; developing plans for the disposition of classified assets; and better monitoring and documenting of loans to borrowers to ensure compliance with the Bank's loan to one borrower limits.

(continued)
                                       10

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

        Notes to Consolidated Condensed Financial Statements (unaudited)


In the safety and soundness examinations of the Holding Company and the Bank, which were completed in April, 1994, the OTS cited the Holding Company and the Bank with certain deficiencies, many of which stemmed from transactions and loans which occurred or were made prior to 1993. Management of the Holding Company and the Bank consented to the issuance of individual Cease and Desist Orders, without admitting or denying that grounds for such Orders existed. The Bank's Order superseded the 1993 Supervisory Agreement with the OTS.

Under the Holding Company's Order, the Company: (i) cannot request dividends from the Bank without written permission from the OTS; (ii) must reimburse the Bank for the Holding Company's expenses; (iii) develop a Management Services Agreement with the Bank which provides for the reimbursement for employees who work for both the Bank and the Holding Company; and (iv) the Board must report to the OTS, on a quarterly basis, the Company's compliance with the Order.

The Bank's Order provides for the Board of Directors to, among other items: (i) develop, adopt and adhere to policies and procedures to strengthen the Bank's underwriting, administration, collection and foreclosure efforts; (ii) review and revise underwriting policies and procedures to comply with regulatory requirements; (iii) record minutes of the loan committee and grant loans only on procedures to comply with regulatory requirements; (iv) record minutes of the loan committee and grant loans only on terms approved by the loan committee; (v) develop and implement a written plan to collect, strengthen and reduce the risk of loss for all real estate owned and for certain loans at risk and secured by real estate; (vi) comply with policies and procedures requiring written inspection of development and construction loans; (vii) pay no more than market rate, determined by a rent study approved by the OTS for lease of the Bank's offices; (viii) make no payment of taxes owed by a person affiliated with the Bank; (ix) seek a Management Services Agreement for work performed for the Holding Company by Bank employees; (x) develop and submit for approval a three-year business plan; (xi) comply with loans to one borrower policy; (xii) make no capital distribution to the Holding Company without the consent of the OTS; and (xiii) refrain from purchasing additional dual indexed bonds.

The Orders require the Holding Company and the Bank to establish separate Compliance Committees. The Compliance Committees meet monthly to review, in detail, the terms of the Orders to ensure that the respective companies are in compliance with their Orders. The Bank also contracted with a company specializing in the review of the system of internal controls and operating procedures of financial institutions, including compliance with internal policies and procedures to ensure that the Bank is in compliance with it.

In August, 1995, the OTS informed the Holding Company that it was conducting an expanded examination with regard to certain transactions that were entered in 1990 and 1991 by prior Bank management. As of the date of this filing, the OTS has not advised the Holding Company whether the expanded examination has been concluded.

The OTS completed is most recent safety and soundness examinations of the Holding Company and the Bank in September, 1996. The examination of the Bank included a review and evaluation of capital, asset quality, management, earnings, and liquidity-asset/liability management. While the examination concluded that there had been modest improvement in the overall condition of the Bank, and that the Bank met the FDICIA definition of a well-capitalized institution, the Holding Company and the Bank needed to establish a plan for raising additional capital due to the level of classified assets. The OTS noted that while classified assets had declined 37.0% from the prior examination, classified assets still represented 6.3% of total assets and continued to have an adverse effect on earnings and capital. The examination did not disclose any


(continued)
                                       11

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

        Notes to Consolidated Condensed Financial Statements (unaudited)


violations of the Bank's Order, law or regulation. The Bank's Board authorized management to file a written appeal to the Bank's supervisory rating and to request that the Bank's Order be lifted in whole or in part.

The examination of the Holding Company focused on the interaction between the Holding Company and the Bank, and the effect of the interaction of the operations of the Bank. The OTS cited two instances which it characterized as having an appearance of a conflict of interest involving the Holding Company's former President. The Holding Company's Board of Directors disagreed with the conclusions and findings in the examination report and filed a written appeal to the OTS Regional Director for the Southeast Region. The first instance cited involved the sale of Federal Trust Properties Corporation "(FTPC"). The sale of FTPC to an unrelated third-party in an arms-length transaction, was, in the Board's opinion, necessary and in the best interest of the Holding Company's shareholders. The decision to sell FTPC was part of the Company's strategy to downsize the Company's activities with the sole focus being the operations of the Bank, while at the same time recouping the Company's investments in FTPC. The OTS contended that this transaction raised certain issues, including the Board's failure to operate the Company in a safe and sound manner by failing to prevent the appearance of conflicts of interest in violation of the Holding Company's Order.

The second instance cited by the OTS as an appearance of a conflict of interest, was the manner in which the Board explored opportunities to raise new capital. The Board engaged the services of an experienced investment banking firm to determine the marketability of the Holding Company and the Bank. No acceptable definitive sale opportunities were presented to the Board by the investment banker. The Board ultimately determined that it was not in the best interest of the stockholders to sell the Holding Company or Bank.

On December 20, 1996, the OTS Regional Director responded to the Holding Company's written appeal, advising that the OTS had decided to upgrade the Company's supervisory rating. As to the written appeal filed by the Bank, while the OTS Regional Director recognized that there was an overall improvement in the Bank's operations including underwriting procedures, documentation, disposition of problem assets, significant reduction in the dependency on wholesale funds and a continued reduction in operating expenses, the OTS was not willing to lift the Bank's order due to the level of classified assets to capital. The OTS did, however, reduce the number of provisions in the Bank's Order from 27 to 23 and indicated that it would consider lifting the Order when the ratio of classified assets to capital is reduced below 100%.

Since the issuance of the 1993 Supervisory Agreement, the overall management of the Bank has been strengthened with the hiring of James V. Suskiewich as the Chief Executive Officer/President in January 1993, the addition of a new Chief Financial Officer, Aubrey H. Wright, Jr., in June 1993, the reorganization of the Loan Department and the establishment of a new credit culture, coupled with the addition of Louis E. Laubscher as the new Chief Lending Officer/Senior Problem Asset Officer in March, 1995. This transition carried over to the Holding Company in June of 1996, when the new senior management team was given control over the day to day management of the Holding Company. The Board and management of the Holding Company and the Bank believe that the Bank's management is taking the necessary corrective measures to ensure that the Bank is being operated properly and that the level of classified assets are being carefully monitored and managed in order to provide for the steady reduction of classified and non-performing assets. The Boards of Directors of the Holding Company and Bank are committed to taking the appropriate steps to have the respective Orders lifted as soon as possible and to assist the management of the Bank in its efforts to making the Bank a more traditional financial institution with consistent core earnings.


(continued)
                                       12

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

        Notes to Consolidated Condensed Financial Statements (unaudited)


Management expects that the interest income of the Bank will continue to be limited, so long as the current growth limitations remain in place. Under the growth limitations, the Bank cannot increase its total assets during any quarter in excess of an amount equal to net interest credited on deposit liabilities during the quarter. Management, however, does not believe that the Holding Company's Order and the Bank's Order, or the current growth limitations on the Bank, will have a material impact on the financial condition of the Holding Company or the Bank. Changes in banking regulation by Congress, or changes in the banking regulations by the OTS or the FDIC could, however, have a significant impact on the operations of the Holding Company and the Bank.

11.      Stock Options

On May 5, 1993, the Board of Directors of the Company approved a Stock Option Plan for Directors. The Plan provided that a maximum of 176,968 shares of common stock (the "Option Shares") would be made available to directors and former directors of the Company. Options for all the Option Shares were issued on May 6, 1993 to 13 present and former directors. The options were for a term of ten
(10) years from the date of grant. The Options were issued at an exercise price of $6.40 per share determined at the time of issuance to be the fair market value of the underlying Common Stock subject to the Option on the date the Option was granted. The Stock Option Plan was rescinded by the Board of Directors on March 7, 1997. No options had been exercised under the Plan.

In addition, the Company has issued stock options to certain sales representatives for their commitment in selling Federal Trust Corporation stock. These options have a strike price of $10.00 per share and will expire on October 26, 1999. At March 31, 1997 and 1996, options for 58,453 shares had been granted to various sales representatives, none of which have been exercised.

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                  Item 2. Management's Discussion and Analysis
                 of Financial Condition and Results of Operation


Overview

The Bank's net earnings were favorably affected by the small decline in interest rates that occurred during the first half of 1996, due to its negative GAP position, as its liabilities repriced sooner than, and in greater amounts than, its assets. As a result, the Bank's cost of funds decreased faster than the yields earned on its assets, resulting in an increase in its interest rate spread and higher earnings. During the latter half of 1996 and into the first quarter of 1997 rates began to rise which will have a adverse effect due to the Bank's negative GAP position, however, the Bank has been able to decrease the amount of its negative GAP during the past year, which should lessen the adverse impact of higher rates. The Bank has continued to concentrate on increasing its portfolio of adjustable rate loans and its efforts to lengthen the maturities of its liabilities in order to reduce its negative GAP position and the impact of higher interest rates in the future. The Bank's net interest income has improved in 1997 as a result of a decrease in the cost of funds and a decrease in the amount of nonearning assets. Should interest rates increase before the Bank is able to further reduce its negative GAP, the Bank's earnings would be adversely affected.

The Bank has been able to decrease its additions to the loss reserves in 1996 and 1997 as a result of a lower level of non-performing loans. Although management believes that the level of non-performing assets should continue to decease in future periods, unforeseen economic conditions and other circumstances beyond the Bank's control could result in material additions to the loss reserves in future periods if the level of non-performing assets increases. The Bank does anticipate additions to the loss reserves in future periods as part of the normal course of business, as the Bank's assets, consisting primarily of loans, are continually evaluated and the loss allowances are adjusted to reflect the potential losses in the portfolio on an ongoing basis. During the quarter ended March 31, 1997, the bank did not make an addition to its loan loss reserves based on its evaluation of the loan portfolio, but did make an addition to the loss reserves on repossessed real estate owned.

During the quarter ended March 31, 1997, the Bank sold a participation interest in a loan originated in March, 1996 in conjunction with the sale of a previously foreclosed property, which resulted in the realization of $122,007 in interest income and $30,993 in profit that had been deferred since the loan was originated in 1996 in accordance with the accounting standards which require the income on the loan and profit on the sale be deferred until such time as the loan balance is reduced to a certain level, in this case 85%, when the buyer does not make a cash downpayment.

On March 31, 1997, the Bank reached agreement with a borrower to accept a deed-in-lieu of foreclosure, which resulted in the property being transferred to Real Estate Owned at its net book value of $2,350,000. The property consists of 44 unsold condominium units, which have been, and currently are being rented. The Bank is in the process of evaluating the units, which are part of a 60 unit condominium complex in northeast Florida, and will begin marketing the units in the second quarter of 1997. Until such time as the units are sold the Bank will continue to rent the majority of the units, with one or two held vacant for refurbishing, in order to generate income from the property.


(continued)
                                       14

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                  Item 2. Management's Discussion and Analysis
                 of Financial Condition and Results of Operation



The Company has projected an operating profit for the full year of 1997, as a result of its improved interest rate spread, the decrease in non-performing assets at the Bank, and the reduction in expenses, resulting from the corporate reorganization of the Company in the second quarter of 1996. However, should interest rates rise during the remainder of the year or non-performing assets increase due to unforeseen circumstances, the Company earnings could be adversely affected.

General

Federal Trust Corporation ("Company" or "Holding Company"), formerly FedTrust Corporation, was incorporated as a unitary savings and loan holding company in August 1988. The Company was capitalized on February 28, 1989 and acquired all outstanding common stock of Federal Trust Bank, a federally chartered savings bank (the "Bank"), formerly First Coast Savings Bank, F.S.B., in exchange for all the outstanding shares of the Company. Five shares of the Company's common stock were exchanged for each four shares of the Bank's common stock on that date. The acquisition of the Bank was accounted for as a pooling of interests. The Bank is currently the only subsidiary of the Company and began operations on May 3, 1988.

The Company had been operating two non-bank subsidiaries, Federal Trust Properties Corp. ("FTPC"), a real estate holding and development company, organized December 12, 1994, and 1270 Leasing Co. ("1270 LC"), a real estate entity organized May 27, 1994, which leased the Holding Company's former office located in Winter Park, Florida.

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

(continued)
                                       15

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                  Item 2. Management's Discussion and Analysis
                 of Financial Condition and Results of Operation


This was done in order to terminate the remaining lease obligation which had 16 years remaining. The sale closed in September, 1996.

Asset/Liability Management

The operating results of the Company depend primarily on the Bank's net interest income, which is the difference between interest income on interest-earning assets, primarily single-family residential loans, and interest expense on interest-bearing liabilities, consisting of deposits, FHLB advances, and other borrowings. Net interest income is determined by (i) the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities ("interest rate spread") and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. The Bank's interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. In addition, the Company's net earnings are also affected by the level of non-performing loans and real estate owned, as well as the level of its non-interest income, including loan related fees, and its non-interest expenses, such as salaries and employee benefits, occupancy and equipment costs and provisions for losses on real estate owned and income taxes.

The Bank's one year GAP position at December 31, 1996, the most recent report available, was -13%, as compared to -23% at December 31, 1995. The primary reason for the decrease in the one year GAP has been the ability of the Bank to extend the maturities of its liabilities and the sale of a portion of the dual-indexed bonds from the Bank's investment portfolio during the fourth quarters of 1995 and 1996. In addition, the Bank sold fixed rate loans in the first quarter of 1997 which it replaced with adjustable rate loans as part of its efforts to continue improving its GAP position. As interest rates declined slightly in 1996, the Bank's net interest spread improved, but as interest rates have risen in 1997 the Bank's net interest spread has decreased. Should interest rates continue to rise, as they have in the first quarter of 1997, the Bank's net interest income could be adversely affected as a result of its negative GAP, however, should interest rates begin to decline the Bank's net interest income will improve, as the rates paid on its liabilities will fall faster than the rates earned on its assets.

In order to minimize the potential for adverse effects of material and prolonged increases in interest rates on the Company's results of operations, the Bank has an Interest Rate Risk Management Policy, which is reviewed and approved by the Board of Directors on an annual basis. The policy provides (i) for management to manage the assets and liabilities of the Bank to protect earnings over the interest rate cycle; (ii) the maximum allowable percentage changes in net interest income and net portfolio value over eight interest rate scenarios (+100, +200, +300, +400 and -100, -200, -300, -400 basis points); (iii) for the
Asset/Liability Management Committee ("ALCO"); and (iv) for quarterly reporting to the Board of Directors. The ALCO monitors the Bank's interest rate risk position and manages the asset and liability mix in order to better match the maturities and repricing terms of the Bank's interest-earning assets and interest-bearing liabilities. Since the latter half of 1993 the ALCO has focused primarily on (i) emphasizing the origination and purchase of single-family residential adjustable-rate mortgage loans ("ARMs"); (ii) extending the term of the Bank's deposits and borrowings; and (iii) maintaining an adequate amount of liquid assets (cash and interest-earning assets). As a result, the Bank has continued to originate and purchase ARM loans throughout this period and has extended deposits and borrowings to longer terms whenever possible through its pricing practices. While the Bank has had success in these efforts, it has not been able to achieve a level of success great enough to completely insulate its net interest rate spread during periods of rising interest rates. Until such


(continued)
                                       16

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                  Item 2. Management's Discussion and Analysis
                 of Financial Condition and Results of Operation


time as the Bank is able to further reduce its negative GAP position, it will be subject to a declining net interest spread when interest rates are rising. As interest rates began to decline in the first half of 1996, the Bank increased its efforts to lengthen liabilities and shall continue to do so whenever prudent.

The following table sets forth information about rates and yields:
                                                                       Yields and Rates at
                                                                March 31,    December 31,    March 31,
                                                                  1997          1996           1996
                                                                  ----          ----           ----
  Yields on:
     Loan portfolio                                             8.24%           8.05%          8.76%
     Other interest-earning assets                              4.65%           4.12%          3.90%
                                                                ----            ----           ----
       Interest-earning assets                                  7.74%           7.41%          7.99%

  Cost of:
     Deposits                                                   5.30%           5.41%          5.58%
     FHLB advances and other interest-bearing liabilities       5.94%           5.43%          5.77%
                                                                ----            ----           ----
       Interest-bearing liabilities                             5.42%           5.42%          5.61%

Interest rate spread                                            2.32%           1.99%          2.38%
                                                                ====            ====           ====

Liquidity and Capital Resources

General

Like other financial institutions, the Bank must ensure that sufficient funds are available to meet deposit withdrawals, loan commitments, investment needs and expenses. Control of the Bank's cash flow requires the anticipation of deposit flows and loan payments. The Bank's primary sources of funds are deposit accounts, FHLB advances, and principal and interest payments on loans.

The Bank requires funds in the short-term to finance ongoing operating expenses, pay liquidating deposits, purchase temporary investments in securities and invest in loans. The Bank funds short-term requirements through short-term advances from the FHLB, the sale of temporary investments, deposit growth and loan principal payments. The Bank requires funds in the long-term to invest in loans for its portfolio, purchase fixed assets and provide for the liquidation of deposits maturing in the future. The Bank funds its long-term requirements with proceeds from maturing loans, the sale of loans, the sale of investments securities, deposits, long-term advances from the FHLB and the sale of real estate. Management has no plans to significantly change long-term funding requirements.

During the three-month period ended March 31, 1997, the Company used funds primarily from principal collected on loans, $4,398,391; proceeds from FHLB advances, $2,450,000; proceeds from the sale of real estate owned, $212,714; proceeds from loan sales, $699,248; advance payments by borrowers, $332,847; and cash from operating activities, $311,776; to fund the origination and purchase of loans, $8,163,721; decreases in net deposits, $2,392,859; and the purchase of Federal Home Loan Bank Stock $174,300. As of March 31, 1997, the Bank had outstanding FHLB advances of $27,250,000. Management believes that in the future funds will be obtained from the above sources.

(continued)
                                       17

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                  Item 2. Management's Discussion and Analysis
                 of Financial Condition and Results of Operation


At March 31, 1997, loans-in-process, or closed loans scheduled to be funded over a future period of time, totaled $1,407,473. Loans committed, but not closed, totaled $4,253,667 and available lines of credit totaled $172,453. During the three-month period ended March 31, 1997, the Bank acquired $6.6 million in primarily domestic residential mortgage loans. The Company anticipates that other loan acquisitions will occur in the future. Funding for these amounts is expected to be provided by the sources described above.

The Company last declared a dividend to its stockholders on September 30, 1994, which was paid on November 14, 1994. As a result of the net losses that were incurred by the Company in 1995 and 1996, no additional dividends have been declared and the Board of Directors decided to suspend the payment of dividends for calendar years 1995 and 1996, and does not anticipate the payment of dividends during 1997. In addition, although the Company does not require OTS approval for the granting of dividends, the Bank is prohibited from granting dividends without OTS approval and Bank does not anticipate the payment of dividends to the Company for calendar year 1997. The payment of dividends in subsequent years will depend on general economic conditions, the overall performance of the Company, and the capital needs of the Company.

Acquisitions

On April 3, 1992, the Bank acquired certain assets and liabilities of First Federal Savings and Loan Association of Seminole County, F.A. from the RTC. The Bank acquired approximately $77,988,000 of loans and assumed $120,227,000 in deposits and other liabilities. In addition, the Bank paid a net premium of approximately $2,056,269 to the RTC and First Guaranty Mortgage Corporation in connection with the acquisition. The Bank has amortized $1,644,097 of the premium as of March 31, 1997 as an adjustment to interest income. The acquisition was accounted for as a purchase.

Liquidity

As a member of the Federal Home Loan Bank system, the Bank is required to maintain a daily average balance of liquid assets equal to a specified percentage (currently 5%) of net withdrawable deposit accounts and borrowings payable in one year or less. Federal regulations also require that each member institution maintain short-term liquid assets of at least 1% of its net withdrawable deposit accounts and borrowings payable in one year or less. Generally, the Bank's management seeks to maintain its liquid assets at comfortable levels above the minimum requirements imposed by its regulators. At March 31, 1997, average liquidity was 9.50%.

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


(continued)
                                       18

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                  Item 2. Management's Discussion and Analysis
                 of Financial Condition and Results of Operation



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

Supervision

On October 3, 1994, the Holding Company and the Bank each entered into a voluntary Cease and Desist Order (collectively the "Orders") with the OTS. The decision by management and the Board of Directors of both companies to enter into the Orders was reached after several months of discussions with the OTS following the 1994 safety and soundness examinations. Although management and the Board of Directors of the Holding Company and the Bank believed that significant action had been taken to correct operational deficiencies cited in the Bank's 1992 safety and soundness examination (which resulted in a
Supervisory Agreement between the Bank and the OTS) and the deficiencies cited in the 1994 examinations, it was determined that it was in the best interest of the Holding Company and the Bank to agree to the Orders due to the increase in the Bank's classified assets and the resulting increase to the Bank's loan loss reserves. Another factor that was considered in this decision was the fact that most of the items included in the Bank's Order were repetitive of the directives contained in the Supervisory Agreement, which the Bank was either in compliance with or had corrected. The Holding Company's Order, on the other hand, was viewed to be administrative in nature and similarity could be easily monitored.

In August, 1995 the OTS informed the Holding Company that it was conducting an expanded examination with regard to certain transactions that were entered into 1990 and 1991 by prior Bank management. As of the date of this filing, the Holding Company has had no further contact with the OTS concerning this examination.

In the 1996 safety and soundness examinations of the Holding Company and the Bank, OTS found both companies to be in compliance with their respective Orders. Subsequently, the Holding Company's supervisory rating was upgraded. With regard to the Bank, further improvement was noted in a number of areas, including underwriting procedures, documentation, disposition of problem assets, significant reduction in the dependency on wholesale funds, and a continued reduction in operating expenses. In light of the improvement of the Bank's operations, the OTS reduced the number of provisions in the Bank's Order from 27 to 23. Management has been advised that the OTS will consider lifting the Bank's Order when the ratio of classified assets to capital is reduced below 100%. (See "Notes to Consolidated Condensed Financial Statements - Supervision".)

Capital Requirements

The Bank is required to meet certain minimum regulatory capital requirements. The following table presents a summary of the capital requirements for adequately capitalized banks, the Bank's capital and the amounts in excess as of March 31, 1997:





(continued)
                                       19

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                  Item 2. Management's Discussion and Analysis
                 of Financial Condition and Results of Operation


                                                                  At March 31, 1997
                                                                  -----------------

                                                Tangible                 Core                      Risk-Based
                                                --------                 ----                      ----------

                                                                  (Dollars in Thousands)

                                                     Percent                     Percent                  Percent
                                        Amount      of Assets        Amount     of Assets     Amount     of Assets
                                        ------      ---------        ------     ---------     ------     ---------

           Regulatory Capital             6,740      4.84%            6,740       4.84%        7.553       10.09%
           Requirement                    2,091      1.50%            4,182       3.00%        5,991        8.00%
                                          -----      -----            -----       -----        -----        -----
           Excess                         4,649      3.34%            2,558       1.84%        1,562        2.09%
                                          =====      =====            =====       =====        =====        =====




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

(continued)
                                       20

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                  Item 2. Management's Discussion and Analysis
                 of Financial Condition and Results of Operation


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


Results of Operations

Comparison of the Three-Month Periods Ended March 31, 1997 and 1996

General. The Company had a net profit for the three-month period ended March 31, 1997 of $100,889 or $.045 per share, compared to net profit of $3,473 or $.002 per share for the same period in 1996. The increase in the net profit was due primarily to the increase in net interest income and the reduction of other expenses offset partially by decreased other income.

Interest Income and Expense. Interest income decreased by $7,763 to $2,550,059 for the three-month period ended March 31, 19
97 from  $2,557,822  for the same
period in 1996. Interest income on loans decreased to $2,335,042 in 1997 from $2,353,343 in 1996, primarily as a result of a decrease in the average amount of loans outstanding and a decrease in the average yield on loans. Interest income on the securities portfolio increased by $15,026 for the three-month period ended March 31, 1997 over the same period in 1996, as a result of an increase in the average yield on securities held. Other interest and dividends decreased $4,488 during the same three-month period in 1997 from 1996 as a result of a decrease in the average volume of other interest-bearing assets. Management expects the rates earned on the portfolio to fluctuate with general market conditions.

Interest expense decreased to $1,723,526 during the three-month period ended March 31, 1997 from $1,816,874 for the same period in 1996 due to a decrease in the amount of, and the average rate paid on, such deposits and FHLB advances. Interest on deposits decreased to $1,384,785 in 1997 from $1,519,970 in 1996 as a result of decreased deposits and a decrease in the average rate paid, and interest on FHLB Advances increased to $338,741 in 1997 from $296,904 in 1996 as a result of the increase in the average amount of advances outstanding and an increase in the rates paid on advances. Management expects to continue to use FHLB advances when the proceeds can be invested wisely.

Provisions for Loan Losses. A provision for loan losses is generally charged to operations based upon management's evaluation of the potential losses in its loan portfolio. During the quarter, management did not make a provision for loan losses based on its evaluation of the loan portfolio, however a provision for $30,000 was made for losses on real estate owned, and $3,000 was transferred

(continued)
                                       21

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                  Item 2. Management's Discussion and Analysis
                 of Financial Condition and Results of Operation


from the provision for loan losses to the provision for losses on real estate owned. The Bank did not make a provision for loan losses during the same period in 1996, however $18,356 was transferred to the provision for losses on real estate owned. There were net charge-offs of $337,269 during the three-month period ended March 31, 1997 as compared to net charge offs of $112,398 during the three-month period ended March 31, 1996. Total non-performing loans at March 31, 1997 were $1,323,551 compared to $3,215,300 at March 31, 1996. The allowance for loan losses at March 31, 1997 was $1,192,734 or 90% of non-performing loans and 1.05% of net loans outstanding.

Total Other Income. Other income decreased from $189,087 for the three-month period ended March 31, 1996 to $104,868 for the same period in 1997. The decrease in other income was due to a decrease of $86,577 in gains on the sale of assets, a decrease of $466 in fees and services charges, and a decrease of $5,305 in other miscellaneous income, offset partially by an increase in rental income of $8,129 on the rental property repossessed by the Bank. Rental income increased as a result of the Bank beginning to receive rental income on a repossessed property. Fees and service charges decreased primarily because of a decrease in the fees and charges earned by the Bank on deposit accounts. Other miscellaneous income decreased for the three-month period ended March 31, 1997 due primarily to decreased other loan income and gains on the sale of assets decreased as a result of fewer assets sales by the Bank.

Total Other Expense. Other expense decreased to $757,212 for the three-month period ended March 31, 1997 from $942,965 for the same period in 1996. The decrease in 1997 was primarily the result of the elimination of the staff and offices of the Company at the end of the second quarter of 1996 and decreases in the amount of non-performing loans at the Bank. Compensation decreased to $325,867 in 1997 from $344,225 in 1996 as a result of reductions in staff. Professional fees decreased by $57,161 primarily as a result of decreased legal costs associated with non-performing loans. Other miscellaneous expense decreased by $51,675 due to reduced costs associated with repossessed assets. Occupancy and equipment expense decreased by $37,658 to $131,813 in 1997 due to the subletting of the Company's offices and the termination of the lease on the remote drive-in facility that had been previously used by the Bank. Data Processing expense decreased by $2,463 due to the decreased number of accounts at the Bank and FDIC Insurance expense decreased by $18,438 as a result of the reduction in the premium rate charged by the FDIC. Management expects professional fees and other miscellaneous expenses to decrease further as non-performing loans are resolved and repossessed assets are disposed of.

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                           PART II. OTHER INFORMATION



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.







Date:     May 14 , 1997        By:   /s/ Aubrey H. Wright, Jr.
-------------------------            ------------------------------
FEDERAL TRUST CORPORATION                Aubrey H. Wright, Jr.
(Registrant)                         Chief Financial Officer and duly authorized
                                     Officer of the Registrant