Form 10-Q
period 1997-06-30
FEDERAL TRUST CORP
filed 1997-08-15
CIK 842640

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Three Months Ended:                             Commission File Number:
---------------------------                            -------------------------
   June 30, 1997                                               33-27139


                           FEDERAL TRUST CORPORATION
             (Exact name of registrant as specified in its charter)

          Florida                                           59-2935028
----------------------------                           -------------------------
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

YES     X          NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

Common Stock, par value $.01 per share                       2,256,505
--------------------------------------              ----------------------------
            (class)                                 Outstanding at June 30, 1997

--------------------------------------------------------------------------------


                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES


                                     INDEX


PART I.  FINANCIAL INFORMATION

       Item 1. Financial Statements                                              Page
           Consolidated Condensed Balance Sheets
                June 30, 1997 and December 31, 1996  (unaudited)..................3
           Consolidated Condensed Statements of Operations for the
                Three and Six months ended June 30, 1997 and 1996 (unaudited).....4
           Consolidated Condensed Statements of Cash Flows for the
                Six months ended June 30, 1997 and 1996 (unaudited)...............5
           Notes to Consolidated Condensed Financial Statements (unaudited).......6 - 12

       ItemManagement's Discussion and Analysis of Financial Condition
           and Results of Operations..............................................13 - 22

PART II.  OTHER INFORMATION

       Item 4. Submission of Matters to a Vote of Security Holders................23

       Signatures.................................................................23

       Supplemental information to be furnished with reports filed pursuant to Section 15(d) to the Act by Registrants
               which have not registered securities pursuant to
               Section 12 of the Act..............................................24






                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                         PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                     Consolidated Condensed Balance Sheets
                                  (Unaudited)
                                                                           June 30, 1997     December 31, 1996
                                                                           -------------     -----------------
                Assets
Cash                                                                      $     628,015           628,648
Interest bearing deposits                                                     2,601,592         4,837,114
Investment securities available for sale                                      8,863,375         8,763,641
Investment securities held to maturity                                        6,322,864         6,290,610
Loans receivable, net (net of allowance for loan losses of
      $1,190,875 in 1997 and $1,533,003 in 1996)                            111,118,646       112,547,266
Loans held for sale (market value of $977,691)                                  954,404              --
Accrued interest receivable - Loans                                             812,850           833,458
Accrued interest receivable - Securities                                        188,566           196,171
Notes Receivable                                                                305,354           305,354
Federal Home Loan Bank of Atlanta stock, at cost                              1,427,500         1,253,200
Real Estate owned, net                                                        3,429,185         1,508,166
Property and equipment, net                                                     856,013           917,572
Prepaid expenses and other assets                                             1,508,603           371,161
Deferred income taxes                                                         1,004,116         1,129,696
                                                                          -------------     -------------
                Total                                                     $ 140,021,083       139,582,057
                                                                          =============     =============

                   Liabilities and Stockholders' Equity

Deposit accounts                                                          $ 106,894,483       106,119,006
Official Checks                                                                 685,228           646,235
Federal Home Loan Bank advances                                              23,500,000        24,800,000
Advance payments for taxes and insurance                                      1,050,149           347,774
Accrued expenses and other liabilities                                          473,669           504,414
                                                                          -------------     -------------

                Total Liabilities                                         $ 132,603,528       132,417,429
                                                                          -------------     -------------

Stockholders' equity
Commonstock, $.01 par value, 5,000,000 shares authorized;
      2,256,505 shares issued and outstanding at
      June 30, 1997 and December 31, 1996                                        22,565            22,565
Additional paid-in capital                                                   11,143,659        11,143,659
Accumulated deficit                                                          (3,100,165)       (3,226,204)
Treasury stock (16,577 shares of common stock, at cost at
     June 30, 1997  and December 31, 1996)                                      (76,525)          (76,525)
Unrealized loss on investments securities, net                                 (147,890)         (210,224)
Unrealized loss on investment securities transferred from
             available for sale to held to maturity, net                       (424,090)         (488,643)
                                                                          -------------     -------------

                Total Stockholders' Equity                                $   7,417,554         7,164,628
                                                                          -------------     -------------

                Total Liabilities and Stockholders' Equity                $ 140,021,083       139,582,057
                                                                          =============     =============

See accompanying Notes to Consolidated Condensed Financial Statements




                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                Consolidated Condensed Statements of Operations

             For Three and Six Months Ended June 30, 1997 and 1996
                                  (Unaudited)

                                                           Three Months                 Six Months
                                                           Ended June 30               Ended June 30

                                                      1997            1996         1997           1996
                                                      ----            ----         ----           ----
Interest income:
  Loans                                            $2,280,989     2,219,285     $4,616,031     4,572,628
  Securities                                          165,999       150,290        333,449       302,714
  Interest-bearing deposits and other                  47,759        62,131         95,326       114,186
                                                   ----------    ----------     ----------    ----------
         Total interest income                      2,494,747     2,431,706      5,044,806     4,989,528
                                                   ----------    ----------     ----------    ----------

Interest expense:
  Deposit accounts                                  1,424,036     1,405,622      2,808,821     2,925,592
  Federal Home Loan Bank advances & other
       borrowings                                     376,422       294,786        715,163       591,689
                                                   ----------    ----------     ----------    ----------
         Total interest expense                     1,800,458     1,700,408      3,523,984     3,517,281
                                                   ----------    ----------     ----------    ----------

Net interest income                                   694,289       731,298      1,520,822     1,472,247
  Provision for loan losses                            40,748       131,862         37,748       113,506
                                                   ----------    ----------     ----------    ----------
Net interest income after provision                   653,541       599,436      1,483,074     1,358,741
                                                   ----------    ----------     ----------    ----------

Other income:
  Fees and service charges                             25,095        27,367         50,930        53,668
  Rents                                                56,160         2,163         69,833         7,707
  Gain on sale of assets                               18,365        16,925         68,184       153,321
  Other miscellaneous                                  44,422        16,173         59,963        37,019
                                                   ----------    ----------     ----------    ----------
         Total other income                           144,042        62,628        248,910       251,715
                                                   ----------    ----------     ----------    ----------

Other expenses:
  Employee compensation & benefits                    334,384       345,479        660,251       689,704
  Occupancy and equipment                             131,215       315,603        263,028       485,074
  Data processing expense                              23,698        22,177         44,529        45,471
  Professional fees                                    29,413       120,993        109,077       257,818
  FDIC Insurance                                       62,354        79,560        124,306       159,950
  Other miscellaneous                                 150,869       183,443        287,954       372,203
                                                   ----------    ----------     ----------    ----------
         Total other expense                          731,933     1,067,255      1,489,145     2,010,220
                                                   ----------    ----------     ----------    ----------

Net income before income tax                           65,650      (405,191)       242,839      (399,764)
  Income tax (benefit)                                 40,500      (242,065)       116,800      (240,111)
                                                   ----------    ----------     ----------    ----------

Net income                                         $   25,150      (163,126)       126,039      (159,653)
                                                   ==========    ==========     ==========    ----------

Per share amounts:
  Earnings per share                                      .01         (0.07)           .06          (.07)
  Cash dividends per share                               0.00          0.00            .00           .00
  Weighted average number of shares outstanding     2,256,505     2,256,505      2,256,505     2,256,505
                                                   ----------    ----------     ----------    ----------



    See accompanying Notes to Consolidated Financial Statements.



                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                Consolidated Condensed Statements of Cash Flows

                For the Six Months Ended June 30, 1997 and 1996
                                  (Unaudited)

                                                                                       1997               1996
                                                                                       ----               ----

    Cash flows from operating activities:
      Net income (loss)                                                          $   126,039         (159,653)
      Adjustments to reconcile net income to net cash flows from operations:
      Depreciation & amortization of property & equipment                             80,556          238,359
      Amort. (net) of premiums, fees & disc. on loans & securities                   127,351           66,811
      Provision for allowance on real estate owned                                    72,252           26,101
      Provision for loan losses                                                       37,748          113,506
      Gain on sale of assets                                                         (68,184)        (153,321)
      Deferred Income Taxes                                                          115,599         (240,111)
      Cash provided by (used for) changes in:
        Accrued interest receivable                                                   28,213           96,534
        Loan sale proceeds receivable                                                   --             37,765
        Prepaid expenses & other assets                                           (1,137,442)        (125,094)
        Official checks                                                               38,993          (96,687)
        Accrued expenses & other liabilities                                         (30,745)          65,322
                                                                                ------------     ------------
           Net cash used in operating activities                                    (531,455)         (40,823)
                                                                                ------------     ------------

    Cash flows from investing activities:
      Acquisition of office properties and equipment                                 (18,997)          (4,147)
      Purchase of Federal Home Loan Bank of Atlanta stock                           (174,300)            --
      Proceeds collected from loan sales                                             705,564        4,084,252
      Addition to real estate owned                                                  (22,695)         (13,180)
      Proceeds from sale of real estate owned                                        437,787        1,903,114
      Principal collected on securities held to maturity                               4,880            8,323
      Principal collected on loans                                                 8,854,986       12,615,984
      Loans originated or purchased                                              (11,591,612)     (17,317,457)
                                                                                ------------     ------------
        Net cash provided by (used in) investing activities                       (1,882,552)       1,187,244
                                                                                ------------     ------------

    Cash flows from financing activities:
      Increase (decrease) in deposits, net                                           775,477       (4,497,190)
      (Increase) Decrease in Federal Home Loan Bank advances                      (1,300,000)       4,500,000
      Decrease in other borrowings                                                      --           (170,000)
      Net increase in advance payments by borrowers for taxes & insurance            702,375          534,158
        Net cash provided by financing activities                                    177,852          366,968
                                                                                ------------     ------------

    Decrease (increase) in cash and cash equivalents                              (2,236,155)       1,513,389
    Cash and cash equivalents at beginning of period                               5,465,762        1,669,761
                                                                                ------------     ------------
    Cash and cash equivalents at end of period                                  $  3,229,607        3,183,150
                                                                                ============     ============


See accompanying Notes to Consolidated Condensed Financial Statements

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

        Notes to Consolidated Condensed Financial Statements (unaudited)



1.  General

Federal Trust Corporation ("Company" or "Holding Company") was organized in February 1989 for the purpose of becoming the unitary savings and loan holding company for First Coast Savings Bank, F.S.B. a federally-chartered stock savings bank now known as Federal Trust Bank ("Bank"). The Bank is headquartered in Winter Park, Florida. The Company is currently conducting business as a unitary savings and loan holding company, and its principal asset is all of the capital stock of the Bank. As a unitary holding company, the Company has greater flexibility than the Bank to diversify and expand its business activities, either through newly formed subsidiaries or through acquisitions.

The Holding Company's primary investment is the ownership of the Bank. The Bank is primarily engaged in the business of attracting deposits from the general public and using these funds with Federal Home Loan Bank ("FHLB") advances to fund bulk purchases of one-to-four family residential mortgage loans, residential consumer loans, multi-family loans, and to a lesser extent, commercial real estate related SBA loans and sonsumer loans.

Through the first six months of 1996, the Holding Company had been operating two non-bank subsidiaries, Federal Trust Properties Corp. ("FTPC"), a real estate holding and development company, organized December 12, 1994, and 1270 Leasing, Co. ("1270 LC"), a real estate leasing entity organized May 27, 1994, which leased the Holding Company's former office located in Winter Park, Florida. On July 1, 1996, the Company sold FTPC to an unaffiliated third party and is renting the office space previously occupied by the Company to FTPC. On September 26, 1996, the Company dissolved 1270 LC.

The consolidated condensed balance sheets as of June 30, 1997 and December 31, 1996, and the consolidated condensed statements of operations for the three and six month periods ended June 30, 1997 and 1996, and the cash flows for the six month periods ended June 30, 1997 and 1996, include the accounts and operations of the Company and all subsidiaries. All material intercompany accounts and transactions have been eliminated.

In the opinion of management of the Company, the accompanying consolidated condensed financial statements contain all adjustments (principally consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1997, the results of operations for the three and six month periods ended June 30, 1997 and 1996, and cash flows for the three and six month periods ended June 30, 1997 and 1996. The results of operations for the six-month period ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10 - K for the year ended December 31, 1996.

2.  Summary of Significant Accounting Policies

Per Share Amounts:
Earnings per share is computed using the weighted average number of common shares outstanding during the period.


Real Estate:
Real estate acquired through foreclosure is recorded at the lower of cost (unpaid loan balance plus foreclosure expenses) or estimated fair value at the time of acquisition. Subsequently, such real estate is carried at the lower of cost or fair market value less estimated costs to sell. Fair value is based on current appraisals reduced by estimated costs to sell.




(continued)
                                        6

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

        Notes to Consolidated Condensed Financial Statements (unaudited)



3.  Loans

The Bank's policy is to classify all loans 90 days or more past due as non-performing and not accrue interest on these loans and reverses all accrued and unpaid interest, however, a non-performing loan is not considered impaired if all amounts due including contractual interest are expected to be collected. When the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal. When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement first to interest income and then to principal. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been forgone. Further cash receipts are recorded as recoveries of any amounts previously charged off.

At June 30, 1997, impaired loans amounted to $1.786 million as compared to $4.625 million at June 30, 1996. Included in the allowance for loan losses is $439 thousand related to the impaired loans as compared to $601 thousand at June 30, 1996. The Bank measures impairment on collateralized loans using the fair value of the collateral, and on unsecured loans using the present value of expected future cash flows discounted at the loan's effective interest rate.

In the first six months of 1997, the average recorded investment in impaired loans was $2.708 million and $15.4 thousand of interest income was recognized on loans while they were impaired. All of this income was recognized using a cash basis method of accounting.

4.  Allowance for Losses


Allowance for Loan Losses: The following is an analysis of the activity in the allowance for loan losses for the periods presented:

                                                       Three  Months                         Six Months
                                                       Ended June 30,                       Ended June 30,
                                                       --------------                       --------------

                                                   1997             1996               1997              1996
                                                   ----             ----               ----              ----
Balance at beginning of period              $   1,192,734         1,929,814         1,533,003         2,060,568
Provision for loan losses                          40,748           131,862            37,748           113,506
Less Charge-offs                                  (47,354)         (972,854)         (387,689)       (1,088,535)
Plus recoveries                                     4,747             3,202             7,813             6,485
Balance at end of period                    $   1,190,875         1,092,024         1,190,875         1,092,024
                                                =========         =========         =========         =========

Loans Outstanding                           $ 112,073,050       113,115,996       112,073,050       113,115,996
Ratio of charge-offs to Loans Outstanding             .04%              .86%              .35%              .96%
Ratio of allowance to Loans Outstanding              1.06%              .97%             1.06%              .97%


A provision for loan losses is generally charged to operations based upon management's evaluation of the potential losses in its loan portfolio. During the quarter ended June 30, 1997, management made a provision of $40,748 based on its evaluation of the loan portfolio, as compared to the provision of $131,862 made in the quarter ended June 30, 1996. The decrease in the provision was primarily the result of the improving quality in the loan portfolio.


(continued)
                                        7

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

        Notes to Consolidated Condensed Financial Statements (unaudited)


5. Supplemental Disclosure of Cash Flow and Non-Cash Investing and Financing Activities

                                                                     Six Months Ended June 30,
                                                                        1997            1996
                                                                        ----            ----
Cash paid during the period for:
     Interest expense                                              $ 1,718,697       1,751,136
     Income taxes                                                  $    10,000            --

Supplemental disclosure of non-cash transactions:
Real Estate Acquired in Settlement of Loans                        $ 2,350,000         327,753
Market Value adjustment - investment securities
     available for sale:
        Market value adjustment - investments                      $  (236,625)       (567,203)
        Deferred income tax asset                                  $   (88,735)       (194,950)
                                                                   -----------     -----------
           Unrealized loss on investment securities
               available for sale, net                             $  (147,890)       (372,253)

        Unrealized loss on investment securities transferred
           from available for sale to held to maturity             $  (678,523)       (754,312)
        Deferred income tax asset                                  $  (254,433)       (259,261)
                                                                   -----------     -----------

           Unrealized loss on investment securities transferred
               from available for sale to held to maturity         $  (424,090)       (495,051)
                                                                   ===========     ===========

6.       Real Estate Owned, Net

Real  Estate  Acquired  through  Foreclosure,   Other  Repossessed  Assets:  The
following is an analysis of the activity in real estate acquired through foreclosure and other repossessed assets for the periods presented:

                                                 Three Months                    Six Months
                                                Ended June  30,                Ended June 30,
                                                ----------  ---                --------------
                                              1997           1996           1997           1996
                                              ----           ----           ----           ----
      Balance at beginning of period    $  3,612,392      2,018,920      1,508,166      3,293,108
Acquired through foreclosure                    --           92,284      2,350,000        327,753
Add: Capitalized costs                        32,158           --           22,695         13,180
Less: Sale of real estate                   (176,113)      (346,481)      (379,424)    (1,850,898)
Less: Chargeoffs                             (39,252)        (7,745)       (72,252)       (26,101)
Less: Allowance for losses                      --             --             --             --
                                          ----------     ----------     ----------     ----------
Balance at end of period                $ 3,429,185      1,757,042      3,429,185      1,757,042
                                          ==========     ==========     ==========     ==========


7.     Investment Securities
                                                                       At June 30, 1997
                                                                   Book Value   Market Value
                                                                   ----------   ------------
Held to maturity:
Orange County, Florida Tax Certificates                          $     1,387        1,387
FHLB Floating Rate Note, 4.873% due 7/30/03                        6,321,477    6,234,375
                                                                   ---------    ---------
                                                          Total    6,322,864    6,235,762
                                                                   =========    =========



(continued)
                                        8

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

        Notes to Consolidated Condensed Financial Statements (unaudited)


Available for sale:
FHLB Floating Rate Note, 3.334% due 6/17/98         971,875       971,875
FHLB Floating Rate Note, 3.771% due 6/25/98       1,712,266     1,712,266
FHLB Floating Rate Note, 3.556% due 7/15/98       1,460,156     1,460,156
FHLB Floating Rate Note, 3.556% due 7/15/98       1,460,156     1,460,156
FHLB Floating Rate Note, 3.748% due 7/28/98       3,258,922     3,258,922
                                                 ----------    ----------
                                      Total      $8,863,375     8,863,375
                                                 ==========    ==========

The Bank's investment in obligations of U.S. government agencies consists of dual indexed bonds issued by the Federal Home Loan Bank. At June 30, 1997, the bonds had a market value of $14,959,137 and gross unrealized pretax losses of $1,140,863. The bonds have a par value of $16,100,000 and pay interest based on the difference between two indices. All of the bonds at June 30, 1997, pay interest at the 10-year constant maturity treasury ("CMT") rate less the 3 month or 6 month LIBOR rate plus a contractual amount ranging from 2.3% to 4.0%.

8.            Advances from Federal Home Loan Bank

The following is an analysis of the advances from the Federal Home Loan Bank:

       Amounts Outstanding at June 30, 1997:
Maturity Date           Rate      Amount         Type
-------------           ----      ------         ----
09/16/97                6.01%  $ 5,000,000    Fixed rate
10/16/97                5.86%    5,000,000    Fixed rate
12/31/97                6.48%    1,000,000    Variable rate
06/30/98                6.00%    5,000,000    Fixed rate
03/04/98                6.02%    2,500,000    Fixed rate
09/15/98                6.12%    5,000,000    Fixed rate
                                ----------    -------------
            Total       6.02%  $23,500,000
                        =====  ===========

Variable rate advances reprice daily and may be repaid at any time without penalty. Fixed rate advances incur a prepayment penalty if repaid prior to maturity, and the interest rate is fixed for the term of the advance.

         Amounts Outstanding at:

         Month-end       Rate              Amount
         ---------       ----              ------
         4/30/97         5.99%           $ 27,250,000
         5/31/97         6.00%             23,250,000
         6/30/97         6.02%             23,500,000

The maximum amount of borrowings outstanding at any month end during the three and six months periods ended Juen 30, 1997 were $27,250,000 and $27,300,000 respectively. During the three and six month periods ended June 30, 1997, average advances outstanding totaled $24.9 and $23.9 million, at average rates of 6.04% and 5.99%, respectively.

Advances from the FHLB are collateralized by loans and securities that totaled approximately $35.8 million and $7.0 million, respectively.




(continued)
                                        9

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

        Notes to Consolidated Condensed Financial Statements (unaudited)


9. Acquisitions

On April 3, 1992, the Bank acquired approximately $78.0 million in assets and $120.2 million in liabilities of First Federal Savings and Loan Association of Seminole County, F.A. from the RTC. The Bank paid a net premium of approximately $2,056,269 to the RTC and First Guaranty Mortgage Corporation in connection with the acquisition. The Bank has amortized $1,663,025 of the premium as of June 30, 1997 as an adjustment to interest income. The acquisition was accounted for as a purchase.

10.      Supervision

The Holding Company is subject to extensive regulation, supervision and examination by the OTS, the primary federal regulator, by the FDIC with regard to the insurance of deposit accounts. Such regulation and supervision establishes a comprehensive framework of activities in which a savings and loan holding company and its financial institution subsidiaries may engage and is intended primarily for the protection of the deposit insurance funds and depositors.

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

In the April, 1994 examination, the OTS cited the Holding Company and the Bank with certain deficiencies, many of which stemmed from transactions and loans which occurred or were made prior to 1993. Management of the Holding Company and the Bank consented to the issuance of individual Cease and Desist Orders, without admitting or denying that grounds for such Orders existed. The Bank's Order superseded the 1993 Supervisory Agreement with the OTS.

Under the Holding Company's Order, the Company: (i) cannot request dividends from the Bank without written permission from the OTS; (ii) must reimburse the Bank for the Holding Company's expenses; (iii) develop a Management Services Agreement with the Bank which provides for the reimbursement for employees who work for both the Bank and Federal Trust. The Board must report to the OTS, on a quarterly basis, the Company's compliance with the Order.

The Bank's Order provides for the Board of Directors to, among other items: (i) develop, adopt and adhere to policies and procedures to strengthen the Bank's underwriting, administration, collection and foreclosure efforts; (ii) review and revise underwriting policies and procedures to comply with regulatory requirements; (iii) record minutes of the loan committee and grant loans only pursuant to procedures that comply with regulatory requirements; (iv) record minutes of the loan committee and grant loans only on terms approved by the loan committee; (v) develop and implement a written plan to collect, strengthen and reduce the risk of loss for all real estate owned and for certain loans at risk and secured by real estate; (vi) comply with policies and procedures requiring written inspection of development and construction loans; (vii) pay no more than market rate, determined by a rent study approved by the OTS for lease of the Bank's offices; (viii) make no payment of taxes owed by a person affiliated with the Bank; (ix) seek a Management Services Agreement for work performed for the Holding Company by Bank employees; (x) develop and submit for approval a three-year business plan; (xi) comply with loans to one borrower policy; (xii) make no capital distribution to the Holding Company without the consent of the OTS; and (xiii) refrain from purchasing additional dual indexed bonds.

The Orders require the Holding Company and the Bank to establish separate Compliance Committees. The Compliance Committees meet monthly to review, in detail, the terms of the Orders to ensure that the respective companies are in compliance with their Orders. The Bank also contracted with a company specializing in the review of the system of internal control systems and operating procedures of financial institutions, including compliance with internal policies and procedures to ensure that the Bank was in compliance with its Order.

The most recent OTS examinations of the Holding Company and the Bank were completed in September, 1996. The examination of the Bank included a review and evaluation of capital, asset quality, management, earnings, and liquidity-asset/liability management. While the examination concluded that there had been modest improvement in the overall condition of the Bank, and that the Bank met the FDICIA definition of a well-capitalized institution, the Company and the Bank needed to establish a plan for raising additional capital due to the level of classified assets. The OTS noted that while classified assets had declined 37.0% from the prior examination, classified assets still represented 6.3% of total assets and continued to have an adverse effect on earnings and capital. The examination did not disclose any violations of the Bank's Order, law or regulation. The Boards of Directors of the Holding Company and the Bank authorized management to file written appeals regarding the respective supervisory ratings and to request that the Bank's Order be lifted in whole or in part.

On December 20, 1996, the OTS Regional Director advised Federal Trust that the OTS had decided to upgrade the Company's supervisory rating. As for the Bank, the OTS Regional Director noted that there was an overall improvement in the Bank's operations including underwriting procedures, documentation, disposition of problem assets, significant reduction in the dependency on wholesale funds and a continued reduction in operating expenses. As a result the OTS, reduced the number of provisions in the Bank's Order from 27 to 23.

Since the issuance of the 1993 Supervisory Agreement, the overall management of the Bank has been strengthened with the hiring of James V. Suskiewich as the CEO/President in January 1993, the addition of a new CFO, Aubrey H. Wright, Jr., in June 1993, the reorganization of the Loan Department and the establishment of new underwriting systems, coupled with the addition of Louis E. Laubscher as the new CLO/Senior Problem Asset Officer in March, 1995. This transition carried over to Federal Trust in June of 1996, when James Suskiewich was named President and CEO of Federal Trust. The Board of Directors and management of the Holding Company believe that the necessary corrective measures are being taken to ensure that the Company is being operated prudently and that the level of classified assets are being carefully monitored and managed in order to provide for the steady reduction of classified and non-performing assets. The Boards of Directors of the Company is committed to taking the appropriate steps to have the respective Orders lifted as soon as possible and to assist the management in its efforts to making the Bank a more traditional financial institution with consistent core earnings.

Under the growth limitations that accompany the Orders, the Bank cannot increase its total assets during any quarter in excess of an amount equal to net interest credited on deposit liabilities during the quarter. Management expects that the interest income of the Bank will continue to be limited, so long as the current growth limitations remain in place. Management does not believe that the Orders or the current growth limitations, will have a material impact on the financial condition of the Company or the Bank.

11.      Stock Options

Stock Option Plan for Directors. On May 5, 1993, the Board of Directors of the Company approved a Stock Option Plan for Directors ("Stock Plan"). The Stock Plan provided that a maximum of 176,968 shares of common stock (the "Stock Shares") would be made available to directors and former directors of the Company. Stock Options were issued on May 6, 1993 to 13 individuals who were at that time directors or were former directors of the Company. The Stock Options were for a term of ten (10) years from the date of grant. The Stock Options were issued at an exercise price of $6.40 per share determined at the time of issuance to be the fair market value of the underlying Common Stock on the date

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

        Notes to Consolidated Condensed Financial Statements (unaudited)


the Stock Option was granted. The options held by an active director are canceled immediately if such director is removed for "cause", as defined in the Stock Plan.

On March 7, 1997, the Board of Directors of the Holding Company rescinded the Stock Plan and the underlying Stock Options were canceled. At the time the Stock Plan was rescinded, none of the Stock Options had been exercised. The Company issued no Stock Options or stock appreciation rights as compensation during the period January 1, 1996 through June 30, 1997.

Stock Options for Stock Sales. In connection with the 1993 Private Placement Offering and the 1990 Public Offering, the Holding Company issued stock options to certain sales representatives for their commitment to sell common stock in the respective offerings. The options have a strike price of $10.00 per share and will expire on October 26, 1999. At June 30, 1997 none of the stock options for 58,453 shares had been exercised. The stock options have an anti-dilutive provision which adjusts the strike price in the event of a stock split or a stock sale, wherein the purchase price is less than the strike price.


12. Subsequent Events

On July 3, 1997, the Company filed a Form S-1 Registration Statement with the Securities and Exchange Commission ("SEC") to offer up to 2,701,619 shares of its common stock, par value $1.00 per share ("Common Stock"), on a priority basis, first to holders of record of its Common Stock ("Shareholder") at the close of business on March 26, 1997 (the "Record Date"). Each Shareholder will receive a nontransferable right to subscribe for and purchase one additional share of Common Stock for each whole share of Common Stock owned on the Record Date (the "Rights Offering"). Immediately following the Rights offering, shares not subscribed for in the Rights Offering will be offered to the general public (the "Community Offering").Keefe, Bruyette & Woods, Inc., ("KBW"), a registered broker-dealer, has been engaged to consult with and advise the Company in the Offering. KBW has agreed to use its best efforts to solicit subscriptions and purchase orders for shares in the Offering. The price for the shares of common stock has not been finalized, but it will be at a discount from the current book value. The per share price will be the same in the Rights Offering and the Community Offering.

In August, 1995, management was advised by the Office of Thrift Supervision ("OTS") that the Agency was proceeding with an expanded examination of the Company. On August 1, 1997 management was advised by the OTS that it had issued a resolution authorizing a "Formal Examination Proceeding to be Conducted on Federal Trust Bank and its Affiliates" ("Formal Examination Proceedings"). Based upon management's independent review of the circumstances surrounding the Formal Examination Proceeding, management has no reason to believe that the Bank or current management will be subject to any additional enforcement action stemming from the Formal Examination Proceeding. Management does not know when the Formal Examination Proceeding will be concluded.




             (THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operation

Overview

The Bank's net earnings were favorably affected by the small decline in interest rates that occurred during the first half of 1996, due to its negative GAP position, as its liabilities repriced sooner than, and in greater amounts than, its assets. As a result, the Bank's cost of funds decreased faster than the yields earned on its assets, resulting in an increase in its interest rate spread and higher earnings. During the latter half of 1996 and into the first quarter of 1997 rates began to rise which had an adverse effect due to the Bank's negative GAP position, however, the Bank has been able to decrease the amount of its negative GAP during the past year, which should lessen the adverse impact of higher rates. The Bank has continued to concentrate on increasing its portfolio of adjustable rate loans and its efforts to lengthen the maturities of its liabilities in order to reduce its negative GAP position and the impact of higher interest rates in the future. The Bank's net interest income has improved in 1997 as a result of a decrease in the amount of non-earning assets, which has resulted in an increase in the yield on earning assets. Should interest rates increase before the Bank is able to further reduce its negative GAP, the Bank's earnings would be adversely affected.

The Bank has been able to decrease its additions to the loss reserves in 1996 and 1997 as a result of a lower level of non-performing loans. Although management believes that the level of non-performing assets should continue to decease in future periods, unforeseen economic conditions and other circumstances beyond the Bank's control could result in material additions to the loss reserves in future periods if the level of non-performing assets increases. The Bank does anticipate additions to the loss reserves in future periods as part of the normal course of business, as the Bank's assets, consisting primarily of loans, are continually evaluated and the loss allowances are adjusted to reflect the potential losses in the portfolio on an ongoing basis. During the quarter ended June 30, 1997, the bank did make an addition to its loan loss reserves based on its evaluation of the loan portfolio and did make an addition to the loss reserves on repossessed real estate owned.

During the quarter ended March 31, 1997, the Bank sold a participation interest in a loan originated in March, 1996 in conjunction with the sale of a previously foreclosed property, which resulted in the realization of $122,007 in interest income and $30,993 in profit that had been deferred since the loan was originated in 1996 in accordance with the accounting standards which require the income on the loan and profit on the sale be deferred until such time as the loan balance is reduced to a certain level, in this case 85%, when the buyer does not make a cash down payment. Of the $122,007 in interest income taken into income on this loan during the quarter ended March 31, 1997, $85,463 was attributable to the year 1996 and $36,544 was attributable to the quarter ended March 31, 1997.

On March 31, 1997, the Bank reached agreement with a borrower to accept a deed-in-lieu of foreclosure, which resulted in the property being transferred to Real Estate Owned at its net book value of $2,350,000, which was subsequently written down, in the quarter ended June 30, 1997, to its fair value of $2,340,000. The property consists of 44 unsold condominium units, which have been, and currently are being rented. After evaluating the units, the Bank began marketing the units in the second quarter of 1997. As of August 1, 1997, two units have been sold and an additional 6 units are under contract for sale. The Bank will continue to rent the majority of the remaining units, with one or two held vacant for refurbishing, in order to generate income from the property.

The Company has projected an operating profit for the full year of 1997, as a result of its improved interest rate spread, the decrease in non-performing loans at the Bank, and the reduction in expenses, resulting from the corporate reorganization of the Company in the second quarter of 1996. However, should interest rates rise during the remainder of the year or non-performing assets increase due to unforeseen circumstances, the Company earnings could be adversely affected.



(continued)
                                       13

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operation



General

Federal Trust Corporation ("Company" or "Holding Company"), formerly FedTrust Corporation, was incorporated in August 1988 for the purpose of becoming a unitary savings and loan holding company for First Coast Savings Bank, F.S.B., a federally-chartered savings bank now known as Federal Trust Bank, ("Bank"). The Holding company acquired all outstanding common stock of The Bank, on February 28, 1989 pursuant to an agreement and plan of reorganization whereby five shares of the Company's common stock were exchanged for each four shares of the Bank's common stock on that date. The Bank is currently the only subsidiary of the Company and began operations on May 3, 1988.

During the first six months of 1996, the Holding company operated two non-bank subsidiaries, Federal Trust Properties Corp. ("FTPC"), a real estate holding and development company, organized December 12, 1994, and 1270 Leasing Co. ("1270 LC"), a real estate entity organized May 27, 1994, which leased the Holding Company's former office located in Winter Park, Florida.

FTPC was involved with the development of a HUD insured apartment project, which during the quarter ended June 30, 1996, had advanced to the stage of applying for a mortgage insurance commitment. Based on the anticipated cash needs and continuing overhead for such a project, the Company concluded that it would be in the best interest of the Company, and its banking subsidiary, to sell FTPC, in order to focus the Company's efforts and resources on the Bank. On July 1, 1996, the Company sold the stock of FTPC for $425,354 consisting of $60,000 in cash, a note for $60,000 which was due and paid on August 8, 1996, a note for $230,354 due upon the earlier of certain events, but in any event due no later than July 31, 1997, and three notes for $25,000 each, due December 31, 1998, 1999 and 2000, respectively. The Company was notified in late July that the closing on the HUD loan had been postponed until mid-August which would delay payment on the note due July 31, 1997. On August 1, 1997, the Company notified FTPC that it had until August 31, 1997, to pay the note in the amount of $230,354. In addition, the Company is currently renting the quarters it previously occupied to FTPC on a month to month basis, and plans to sublease the space to a long term tenant. The Company dissolved 1270 LC on September 26, 1996, as it was no longer necessary to maintain the entity for purposes of the lease on the office space previously occupied by the Company.

As a result of the sale of FTPC and the dissolution of 1270 LC, the only remaining subsidiary of the Company is the Bank. The Company's expenses have been reduced to minimal levels, as there are no longer any salaried employees in the Company and its offices have been sublet. Employees of the Bank perform all necessary functions needed by the Company, and the Company reimburses the Bank for the time spent on Company business.

On June 1, 1995, the Company assumed the lease from the Bank on the remote drive-in facility that had been previously used by the Bank. The annual lease payment on this facility was $40,063. During the second quarter of 1996, the Company entered into a contract to sell this facility under the purchase option in the lease. This was done in order to terminate the remaining lease obligation which had 16 years remaining. The sale closed in September, 1996.

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

The Bank's one year GAP position at March 31, 1997, the most recent report available, was -14%, as compared to -23% at March 31, 1996. The primary reason for the decrease in the one year GAP has been the ability of the Bank to extend the maturities of its liabilities and the sale of a portion of the dual-indexed bonds from the Bank's investment portfolio during the fourth quarter 1996. In addition, the Bank sold fixed rate loans in the first quarter of 1997 which it replaced with adjustable rate loans as part of its efforts to continue improving its GAP position. As interest rates declined slightly in 1996, the Bank's net interest spread improved, and as interest rates rose slightly in first half of 1997 the Bank's net interest spread did not decrease as a result of the increased amount of adjustable rate loans in the portfolio and the decrease in non-performing loans. Interest rates have declined slightly since the end of the second quarter of 1997, which should improve the Bank's net interest spread, as the rates paid on its liabilities will fall faster than the rates earned on its assets, however, should interest rates begin to rise the Bank's net interest income could be adversely affected as a result of its negative GAP.

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


(continued)
                                       15

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operation



The following table sets forth information about rates and yields:
                                                                        Yields and Rates at
                                                               June 30,    December 31,   June 30,
                                                                1997         1996           1996
                                                                ----         ----           ----
  Yields on:
     Loan portfolio                                             8.15%        8.05%          7.83%
     Other interest-earning assets                              4.56%        4.12%          4.23%
                                                                ----         ----           ----
       Interest-earning assets                                  7.64%        7.41%          7.25%

  Cost of:
     Deposits                                                   5.37%        5.41%          5.39%
     FHLB advances and other interest-bearing liabilities       6.00%        5.43%          5.85%
                                                                ----         ----           ----
       Interest-bearing liabilities                             5.49%        5.42%          5.47%

Interest rate spread                                            2.15%        1.99%          1.78%
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

The Bank requires funds in the short-term to finance ongoing operating expenses, pay liquidating deposits, purchase temporary investments in securities and invest in loans. The Bank funds short-term requirements through short-term advances from the FHLB, the sale of temporary investments, deposit growth and loan principal payments. The Bank requires funds in the long-term to invest in loans for its portfolio, purchase fixed assets and provide for the liquidation of deposits maturing in the future. The Bank funds its long-term requirements with proceeds from maturing loans, the sale of loans, the sale of investments securities available for sale, deposits, long-term advances from the FHLB and the sale of real estate. Management has no plans to significantly change long-term funding requirements.

During the six-month period ended June 30, 1997, the Company used funds primarily from principal collected on loans, $8,854,986; proceeds from the sale of real estate owned, $437,787; proceeds from loan sales, $705,564; advance payments by borrowers, $702,375; an increase in net deposits, $775,477; and a decrease in cash, $2,236,155; to fund the origination and purchase of loans, $11,591,612; a decrease in FHLB advances, $1,300,000; net cash used in operating activities, $531,455; and the purchase of Federal Home Loan Bank Stock $174,300. As of June 30, 1997, the Bank had outstanding FHLB advances of $23,500,000. Management believes that in the future funds will be obtained from the above sources.

At June 30, 1997, loans-in-process, or closed loans scheduled to be funded over a future period of time, totaled $771,447. Loans committed, but not closed, totaled $2,758,452 and available lines of credit totaled $283,061. During the six-month period ended June 30, 1997, the Bank acquired $7.0 million in primarily domestic residential mortgage loans. The Company anticipates that other loan acquisitions will occur in the future. Funding for these amounts is expected to be provided by the sources described above.


(continued)
                                       16

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operation


The Company last declared a dividend to its stockholders on September 30, 1994, which was paid on November 14, 1994. As a result of the net losses that were incurred by the Company in 1995 and 1996, no additional dividends have been declared. The Board of Directors decided to suspend the payment of dividends for calendar years 1995 and 1996, and does not anticipate the payment of dividends during 1997. In addition, although the Company does not require OTS approval for the granting of dividends, the Bank is prohibited from granting dividends without OTS approval and Bank does not anticipate the payment of dividends to the Company for calendar year 1997. The payment of dividends in subsequent years will depend on general economic conditions, the overall performance of the Company, and the capital needs of the Company and the Bank.

Acquisitions

On April 3, 1992, the Bank acquired approximately $78.0 million in assets and $120.2 million in liabilities of First Federal Savings and Loan Association of Seminole County, F.A. from the RTC. The Bank paid a net premium of approximately $2,056,269 to the RTC and First Guaranty Mortgage Corporation in connection with the acquisition. The Bank has amortized $1,663,025 of the premium as of June 30, 1997 as an adjustment to interest income. The acquisition was accounted for as a purchase.

Liquidity

OTS regulations require the Bank is required to maintain a daily average balance of liquid assets equal to a specified percentage (currently 5%) of net withdrawable deposit accounts and borrowings payable in one year or less.
Federal regulations also require that each member institution maintain short-term liquid assets of at least 1% of its net withdrawable deposit accounts and borrowings payable in one year or less. Generally, the Bank's management seeks to maintain its liquid assets at comfortable levels above the minimum requirements imposed by the OTS. At June 30, 1997, average liquidity was 8.94%.

The Asset/Liability Management Committee of the Bank meets regularly and, in part, reviews liquidity levels to ensure that funds are available as needed.

Credit Risk

The Bank's primary business is the origination and acquisition of loans to families and small businesses. This activity entails potential credit losses, the magnitude of which depends on a variety of economic factors affecting borrowers which are beyond the control of the Bank. While the Bank has instituted guidelines and credit review procedures to protect it from avoidable credit losses, some losses may inevitably occur.

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

In the 1996 safety and soundness examinations of the Holding Company and the Bank, OTS found both companies to be in compliance with their respective Orders. Subsequently, the Holding Company's supervisory rating was upgraded. With regard to the Bank, further improvement was noted in a number of areas, including underwriting procedures, documentation, disposition of problem assets, significant reduction in the dependency on wholesale funds, and a continued reduction in operating expenses. In light of the improvement of the Bank's operations, the OTS reduced the number of provisions in the Bank's Order from 27 to 23. Management has been advised that the OTS will consider lifting the Bank's Order when the ratio of classified assets to capital is reduced below 100%. (See "Notes to Consolidated Condensed Financial Statements note 10 - Supervision and note 12 Subsequent Events.")

Capital Requirements

The Bank is required to meet certain minimum regulatory capital requirements. The following table presents a summary of the capital requirements for adequately capitalized banks, the Bank's capital and the amounts in excess as of June 30, 1997:

                                                         At June 30, 1997
                                                         ----------------
                                    Tangible                  Core              Risk-Based
                                                       (Dollars in Thousands)
                                          Percent                Percent                 Percent
                               Amount    of Assets      Amount  of Assets   Amount      of Assets
                               ------    ---------      ------  ---------   ------      ---------
Regulatory Capital          $  6,844       4.91%      $ 6,844    4.91%   $  7,779        10.15%
Requirement                    2,091       1.50%        4,182    3.00%      6,130         8.00%
                               -----       ----         -----    -----     -------        -----
Excess                      $  4,753       3.41%      $ 2,662    1.91%   $  1,649         2.15%
                               =====       ====         =====    =====     =======        =====



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

Impact of Accounting Requirements

In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial- components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. There was no impact on its operations or financial position from the implementation of SFAS 125, as amended.

In February 1997, the FASB issued Statement of Accounting Standards No. 128, "Earnings Per Share." SFAS 128 establishes new standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock. In effect, this statement simplifies the standards for computing EPS previously addressed in APB Opinion No. 15, "Earnings Per Share," by making them comparable to international EPS standards. SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS and it also requires dual presentation of basic and diluted EPS on the face of the income statement for all public entities with complex capital structures. In addition, the statement requires a reconciliation of the numerator and denominator used to compute basic EPS. SFAS 128 supersedes APB Opinion No. 15 and the AICPA Interpretations thereon and is effective for financial statements issued for periods ending after December 15, 1997. The standard also requires the restatement of all prior-period EPS data presented in the financial statements. The Company had not adopted the disclosure requirements of this standard in its December 31, 1996 consolidated financial statements and does not anticipate a material impact on its operations or financial position from its implementation during the fiscal year ending December 31, 1997. However, had the company adopted the provisions of SFAS 128, there would have been no impact on the earnings per share information presented.

In June 1997 the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The statement also requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The statement is required for fiscal years beginning after December 15, 1997. The adoption of this standard will require the Company to disclose as a component of comprehensive income the activity in its unrealized gain or loss on investment securities available for sale.

(continued)
                                       19

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operation



In June 1997 the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The statement is required for fiscal years beginning after December 15, 1997. The Company does not anticipate adoption of this standard will have a significant impact on its consolidated financial statements upon adoption.


Results of Operations

Comparison of the Three-Month Periods Ended June 30, 1997 and 1996

General. The Company had a net profit for the three-month period ended June 30, 1997 of $25,150 or $.01 per share, compared to a net loss of $163,126 or $.07 per share for the same period in 1996. The increase in the net profit was due primarily to the reduction in loan loss reserves, increased other income, and the reduction of other expenses offset partially by decreased net interest income.

Interest Income and Expense. Interest income increased by $63,041 to $2,494,747 for the three-month period ended June 30, 1997 from $2,431,706 for the same period in 1996. Interest income on loans increased to $2,280,989 in 1997 from $2,219,285 in 1996, primarily as a result of an increase in the average yield on loans and a decrease in the amount of non-earning loans outstanding. Interest income on the securities portfolio increased by $15,709 for the three-month period ended June 30, 1997 over the same period in 1996, as a result of an increase in the average yield on securities held. Other interest and dividends decreased $14,372 during the same three-month period in 1997 from 1996 as a result of a decrease in the average volume of other interest-bearing assets. Management expects the rates earned on the portfolio to fluctuate with general market conditions.

Interest expense increased to $1,800,458 during the three-month period ended June 30, 1997 from $1,700,408 for the same period in 1996 due to an increase in the amount of such deposits and FHLB advances. Interest on deposits increased to $1,424,036 in 1997 from $1,405,622 in 1996 as a result of increased deposits, and interest on FHLB Advances increased to $376,422 in 1997 from $294,786 in 1996 as a result of the increase in the average amount of advances outstanding and an increase in the rates paid on advances. Management expects to continue to use FHLB advances as a liability management tool.

Provisions for Loan Losses. A provision for loan losses is generally charged to operations based upon management's evaluation of the potential losses in its loan portfolio. During the quarter, management made a provision for loan losses of $40,748 based on its evaluation of the loan portfolio, which was a decrease of $91,114 from the same period in 1996, when the Bank made a provision for loan losses $131,862, There were net charge-offs of $47,354 during the three-month period ended June 30, 1997 as compared to net charge offs of $972,854 during the three-month period ended June 30, 1996. Total non-performing loans at June 30, 1997 were $1,751,724 compared to $3,470,920 at June 30, 1996. The allowance for loan losses at June 30, 1997 was $1,190,875 or 68% of non-performing loans and 1.06% of net loans outstanding, versus $1,092,024 at June 30, 1996 or 31% of non-performing loans and .97% of net loans outstanding.

Total Other Income. Other income increased from $62,628 for the three-month period ended June 30, 1996 to $144,042 for the same period in 1997. The increase in other income was due to an increase of $1,440 in gains on the sale of assets, an increase of $53,997 in rental income, an increase of $28,249 in other miscellaneous income, offset partially by a decrease in fees and service charges of $2,272. Rental income increased as a result of an increase in the amount of income producing repossessed properties at the Bank and

(continued)
                                       20

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operation


a previously foreclosed property beginning to generate rental income. Other miscellaneous income increased for the three-month period ended June 30, 1997 due primarily to increased other loan income, and gains on the sale of assets increased as a result of gains on the sale of REO by the Bank. Fees and service charges decreased primarily because of a decrease in the fees and charges earned by the Bank on deposit accounts.

Total Other Expense. Other expense decreased to $731,933 for the three-month period ended June 30, 1997 from $1,067,255 for the same period in 1996. The decrease in 1997 was primarily the result of the elimination of the staff and offices of the Holding Company at the end of the second quarter of 1996 and decreases in the amount of non-performing loans at the Bank. Compensation decreased to $334,384 in 1997 from $345,479 in 1996 as a result of reductions in staff. Professional fees decreased by $91,580 primarily as a result of decreased legal costs associated with non-performing loans. Other miscellaneous expense decreased by $32,574 due to reduced costs associated with repossessed assets. Occupancy and equipment expense decreased by $184,388 in 1997 to $131,215 due to the one time charges, totaling $149,567, taken in 1996 to writeoff the leasehold improvements at the Company's office in the amount of $114,646, and to writeoff the leasehold improvements at the closed drive-in facility in the amount of $34,921. The remainder of the decrease in occupancy and equipment expense was the result of reduced rental expense, resulting from the sale of the drive-in facility which was previously rented, and the subletting of the Company's former office. FDIC Insurance expense decreased by $17,206 as a result of the reduction in the premium rate charged by the FDIC. Data Processing expense increased by $1,521 due to an increase in the number of accounts at the Bank. Management expects professional fees and other miscellaneous expenses to decrease further as non-performing loans are resolved and repossessed assets are disposed of.


Comparison of the Six-Month Period Ended June 30, 1997 and 1996

General. The Company had a net profit for the six-month period ended June 30, 1997 of $126,039 or $.06 per share, compared to net loss of $159,653 or $.07 per share for the same period in 1996. The decrease in the net loss was due primarily to the increase in net interest income, a decrease in provision for loan losses and decreased other expense offset partially by decreased other income.

Interest Income and Expense. Interest income increased to $5,044,806 for the six-month period ended June 30, 1997 from $4,989,528 for the same period in 1996. Interest income on loans increased to $4,616,031 in 1997 from $4,572,628 in 1996, primarily as a result of an increase in the yield on loans outstanding, which was attributable to interest income received on a loan originated in 1996 which was deferred in accordance with accounting standards which required the income to be deferred until such time as the loan balance was reduced to 85% of the original loan amount since the borrower did not make a cash downpayment. Interest income on the securities portfolio increased by $30,735 for the six-month period ended June 30, 1997 over the same period in 1996, as a result of an increase in the yield on securities owned. Other interest and dividends decreased $18,860 during the same six-month period in 1997 from 1996 as a result of a decrease in the average volume of other interest-bearing assets. Management expects the rates earned on the portfolio to fluctuate with general market conditions.

Interest expense increased by $6,703 to $3,523,984 during the six-month period ended June 30,1997 from $3,517,281 for the same period in 1996 due to an increase in the total average amount of FHLB advances outstanding, offset partially by a decrease in interest bearing deposits. Interest on deposits decreased to $2,808,821 in 1997 from $2,925,592 in 1996 as a result of decreased deposits and a decrease in the average rate paid, and interest on FHLB Advances increased to $715,163 in 1997 from $591,689 in 1996 as a result of an increase in the rates paid on advances.

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operation



Provisions for Loan Losses. A provision for loan losses is generally charged to operations based upon management's evaluation of the potential losses in its loan portfolio. During the first six months of 1997 management did make a provision for loan losses of $37,748 based on its evaluation of the loan portfolio. The Bank's total provision for loan losses was $113,506 during the same period in 1996. Net charge-offs on loans totaled $387,689 during the six-month period ended June 30, 1997 and $1,088,535 during the six-month period ended June 30,1996. Total non-performing loans at June 30, 1997 were $1,751,724 compared to $3,470,920 at June 30, 1996. The allowance for loan losses at June 30, 1997 was $1,190,875 or 68% of non-performing loans and 1.06% of net loans outstanding.

Total Other Income. Other income decreased from $251,715 for the six-month period ended June 30, 1996 to $248,910 for the same period in 1997. The decrease in other income was due to an $85,137 decrease in gains on the sale of assets, a decrease of $2,738 in fees and services charges, offset partially by an increase in rental income of $62,126 and an increase in other miscellaneous income of $22,944. Gains on the sale of assets decreased as a result of fewer asset sales, and fees and service charges decreased primarily because of a decrease in the fees and charges earned by the Bank on deposit accounts. Rental income increased as a result of an increase in the amount of income producing repossessed properties at the Bank and a previously foreclosed property beginning to generate rental income. Other miscellaneous income increased for the six-month period ended June 30, 1997 due primarily to increased loan servicing fees and increased other loan income.

Total Other Expense. Other expense decreased to $1,489,145 the six-month period ended June 30, 1997 from $2,010,220 for the same period in 1996. The decrease in 1997 was the result of decreased employee compensation expense, decreased occupancy and equipment expense, decreased data processing expense, decreased professional fees, decreased FDIC insurance expense and decreased miscellaneous expense. Compensation decreased to $660,251 in 1997 from $689,704 in 1996 as a result of reductions in staff. Occupancy and equipment expense decreased by $222,046 in 1997 to $263,028 due to the one time charge, totaling $149,567, taken in 1996 to writeoff the leasehold improvements at the Company's office in the amount of $114,646, and to writeoff the leasehold improvements at the closed drive-in facility in the amount of $34,921. The remainder of the decrease in occupancy and equipment expense was the result of reduced rental expense, resulting from the sale of the drive-in facility which was previously rented, and the subletting of the Company's former office. Data processing expense decreased by $942 as a result of a decrease in the charges from the service bureau that process customer accounts at the bank. Professional fees decreased by $148,741primarily as a result of decreased legal costs associated with non-performing loans. FDIC Insurance expense decreased by $35,644 as a result of a reduction in the premium rate charged by FDIC. Other miscellaneous expense decreased by $84,249 primarily due to reduced costs associated with repossessed assets.

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

          Item 4. Submission of Matters to a Vote of Security Holders

On May 22, 1996, the Registrant held its annual meeting of shareholders at which the following matters were voted upon at the meeting:

1.   Election of Directors:             Votes For      Votes Withheld
     One Year Terms:
     James V. Suskiewich                1,378,129        66,367
     Aubrey H. Wright, Jr.              1,378,129        66,367
     George W. Foster                   1,372,317        72,179
     Dr. Samuel C. Certo                1,371,732        72,764
     Kenneth W. Hill                    1,375,395        69,101


2.   Selection of KPMG Peat             Votes For  Votes Against Votes Abstained
     Marwick as independent
     auditor for the year ending
     December 31, 1997:                 1,413,972        13,339       13,046


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.







                                   FEDERAL TRUST CORPORATION
                                   (Registrant)


Date:     August 7, 1997            By:   /s/ Aubrey H. Wright, Jr.
     -------------------                ---------------------------
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

(1) Notice of Annual Meeting of Shareholders to be held May 22, 1997

(2) Proxy  Statement for the Annual Meeting of  Shareholders  to be held May 22,
     1997

                           FEDERAL TRUST CORPORATION
                            ------------------------

                    NOTICE OF ANNUAL MEETING OF SHAREHOLDERS
                            TO BE HELD MAY 22, 1997
                           -------------------------



TO THE HOLDERS OF COMMON STOCK:

         NOTICE IS HEREBY GIVEN that the 1997 Annual Meeting of Shareholders ("Annual Meeting") of Federal Trust Corporation ("Company") will be held at 1:00 p.m. on Thursday, May 22, 1997, at the Company's Corporate Office, 1211 Orange Avenue, Winter Park, Florida 32789, to consider and vote upon the following matters:

         (1)      Election  of  five   directors  of  the   Company,   James  V.
                  Suskiewich, Aubrey H. Wright, George Foster, Dr. Samuel C. Certo and Kenneth W. Hill, each for a one-year term;

         (2) Ratify the selection of KPMG Peat Marwick as independent auditors of the Company for the fiscal year ending December 31, 1997;

         (3) Approve the adjournment of the Annual Meeting to solicit additional proxies in the event that there are not sufficient votes to approve any one or more of the proposals; and

         (4) Such other business as properly may come before the meeting and any adjournments thereof. The Board of Directors is not aware of any other business to come before the annual meeting.

         Information relating to the above matters is set forth in the attached Proxy Statement. All shareholders of record at the close of business on March 22, 1997, are entitled to receive notice of and to vote at the Annual Meeting or any adjournments thereof.

         Each shareholder, whether he or she plans to attend the Annual Meeting, is requested to sign, date and return the enclosed Proxy Card without delay in the enclosed postage-paid envelope. Any proxy given by the shareholder may be revoked at any time before it is exercised. A proxy may be revoked by filing with the Corporate Secretary of the Company a written revocation or a duly executed proxy bearing a later date. Any shareholder present at the Annual Meeting may revoke his or her proxy and vote personally on each matter brought before the Annual Meeting.


                             By Order of the Board of Directors

                             /s/ James V. Suskiewich

                                 JAMES V. SUSKIEWICH
                                 Chairman of the Board
Winter Park, Florida
April 18, 1997

FEDERAL TRUST CORPORATION
                               1270 Orange Avenue
                           Winter Park, Florida 32789

                       -----------------------------------

                                PROXY STATEMENT

                       -----------------------------------


         This Proxy Statement and accompanying Proxy Card are being furnished in connection with the solicitation by the Board of Directors of Federal Trust Corporation ("Federal Trust" or "Company") of proxies to be voted at the 1997 Annual Meeting of Shareholders and at any adjournments thereof ("Annual Meeting"). The Annual Meeting will be held on Thursday, May 22, 1997, at 1:00 p.m. at the Company's corporate office 1211 Orange Avenue, Winter Park, Florida. The date on which this Proxy Statement and the enclosed Proxy Card are first being sent or given to shareholders is April 18, 1997.

General

         The securities that can be voted at the Annual Meeting consist of common stock of the Company, $0.01 par value per share, with the holders of the common stock being entitled to one vote for each share on each matter submitted to the shareholders. Only shareholders of record as of the close of business on March 24, 1997, (the "Record Date") will be entitled to receive notice of, and to vote at, the Annual Meeting. On the Record Date, there were 2,239,928 shares of common stock outstanding, and no other classes of capital stock outstanding.

         Regardless of the number of shares of common stock that you own, it is important that shareholders be represented by proxy or in person at this Annual Meeting. Shareholders are urged to indicate the way they wish to vote in the spaces provided on the Proxy Card and return the Proxy Card signed and dated in the enclosed prepaid envelope. Proxies solicited by the Board of Directors of the Company will be voted in accordance with the directions given. If no space is marked, the proxy will be voted "FOR" the director nominees, "FOR" the ratification of KPMG Peat Marwick LLP as the Company's auditors for the fiscal year ending December 31, 1997, and if necessary, "FOR" the adjournment of the Annual Meeting to solicit additional proxies in the event that there are not sufficient votes to approve any one or more of the foregoing proposals.

         The Board of Directors knows of no other matters that will be presented for consideration at this Annual Meeting. Execution of a proxy, however, confers on the designated proxy holders discretionary authority to vote the shares in accordance with their best judgment on other business, if any, that may properly come before the Annual Meeting, or any adjournments thereof.

Voting Procedures

         The Bylaws for Federal Trust provide that a majority of shares entitled to vote and represented in person or by proxy at a meeting of the shareholders constitutes a quorum. Under the Florida Business Corporation Act ("Act"), directors are elected by a plurality of the votes cast by the shares entitled to vote in the election at a meeting at which a quorum is present. Other matters are approved if affirmative votes cast by the holders of the shares represented at a meeting at which a quorum is present and entitled to vote on the subject matter exceed votes opposing the action unless a greater number of affirmative votes or voting by classes is required by the Act or the Company's Amended and Restated Articles of Incorporation. Therefore, abstentions and broker non-votes have no effect under Florida law. A broker non-vote generally occurs when a broker who holds shares in street name for a customer does not have authority to vote on certain non-routine matters under the rules of the New York Stock Exchange because its customer has not provided any voting instructions on the matter.

Revocation of Proxy

         The presence of a shareholder at this Annual Meeting will not automatically revoke such shareholder's proxy. Shareholders may, however, revoke a proxy at any time prior to its exercise by simply filing with the Corporate Secretary of the Company a written notice of revocation, by delivering to Federal Trust a duly executed proxy bearing a later date, or by attending this Annual Meeting and voting in person.


Costs of Solicitation

         Federal Trust will bear the entire cost of preparing, assembling, printing and mailing this Proxy Statement, the accompanying Proxy Card and any additional material which may be furnished to shareholders. Copies of solicitation material will be furnished to brokerage houses, fiduciaries, nominees and custodians to forward to beneficial owners of stock held in their names and the Company will reimburse such brokerage houses and others for their reasonable expenses incurred in connection therewith. In addition to the use of the mails, proxies may be solicited by direct communication with certain shareholders or their representatives, including without limitation, telephone, telegraph or personal contact, by directors, officers and employees of the Company who will receive no additional compensation therefor.


                           COMMON STOCK OWNERSHIP OF
                    CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Federal Trust is not aware of any person who, on March 24, 1997, was the beneficial owner of 5 percent or more of the Company's outstanding common stock, except for James T. Bell and John M. Bell. Information concerning such ownership is set forth in the following table.

                                         Amount and Nature of      Percent of
Beneficial Owner                         Beneficial Ownership      Common Stock
----------------                         --------------------      ------------

James T. Bell and John M. Bell               522,369(1)                23.3%
675 Osceola Avenue
Winter Park, Florida 32789
---------------
(1)Includes 115,558 shares held by Mr. Bell in his name, 12,500 shares held as trustee with respect to which Mr. Bell exercises sole voting and investment power, 212,405 shares held by Mrs. Bell in her name, with respect to which Mrs. Bell exercises sole voting and investment power, 181,906 shares held by Mr. Bell and Mrs. Bell as joint tenants, with respect to which Mr. Bell and Mrs. Bell share voting and investment power.


                                   PROPOSAL 1
                             ELECTION OF DIRECTORS

         The Board of Directors, in a Resolution dated March 7, 1997, determined that the management and supervision of the Company should be placed in a single group of directors who will serve as the Board of Directors for both the Company and its wholly-owned subsidiary, Federal Trust Bank ("Bank"). Having determined that the direction of the Company should be primarily focused on the Bank's operations and recognizing that the additional costs associated with having two separate Boards of Directors could be eliminated, the Board of Directors of the Company have nominated the Bank's current Board of Directors, comprised of James
V. Suskiewich, Aubrey H. Wright, Jr., George W. Foster, Dr. Samuel C. Certo, and Kenneth W. Hill, to stand for election at the Annual Meeting. These directors, upon the affirmative vote of the shareholders, will serve as the Board of Directors of the Company for a one-year term, or until such time their successors are duly elected. In order to pass this Resolution, Directors Anne T. Coonrod and Frances T. West, whose terms expire in 1998, have agreed to step down from their positions as directors for the remainder of their respective terms.

         The following table sets forth the names of the nominees and a description of their positions and offices with the Company, if any; a brief description of their principal occupation and business experience during the last five years; directorships presently held by them in companies with registered securities, other than the Company; and certain other information including their age and number of shares of Company common stock beneficially owned as of the Record Date. If any nominee should become unavailable to serve for any reason (which is not anticipated), the persons named as proxies will vote all valid proxies for the election of the remaining nominees and for such other person or persons as may be designated by the Board of Directors, or to allow the vacancy created thereby to remain open until filled by the Board, or to reduce the authorized number of directors, as the Board of Directors recommends.

                       THE BOARD OF DIRECTORS RECOMMENDS
                   THAT SHAREHOLDERS VOTE "FOR" THE ELECTION
                      OF EACH OF THE NOMINEES NAMED BELOW

Information Concerning Nominees

                                                                           Number of Shares of
                                                                                    Year First
                                                                                Common Stock           Percent
Director's                 Principal Occupation and            Elected a   Owned Beneficially at            of
Name, Age (1)                   Other Information (1)           Director      March 31, 1997 (2)         Class
-------------              -----------------------------      ------------ -----------------------     -------

James V. Suskiewich/49     Chairman of the Board,                1994           33,844.(3)               1.51
                           President and CEO of the
                           Company   since  July  1996;
                           President  and  CEO  of  the
                           Bank  from  January  1993 to
                           present;  and  1988 to 1993,
                           President,    CEO    and   a
                           director  of  First  Federal
                           Savings  Bank of the  Glades
                           in    Clewiston,    Florida.
                           Resides in Apopka, Florida.

Aubrey H. Wright, Jr./50   Chief Financial  Officer of           1995           100                      .004
                           the Company since April 1994
                           and Chief Financial  Officer
                           of the Bank since June 1993;
                           from 1991 to 1993 President,
                           Chief Operating  Officer and
                           Director  of  Essex  Savings
                           Bank,   F.S.B.  Palm  Beach,
                           Florida;  and  from  1989 to
                           1991   President  and  Chief
                           Financial  Officer  of Coral
                           Savings       and       Loan
                           Association,  Coral Springs,
                           Florida,   and  Senior  Vice
                           President   of    Ambassador
                           Federal  Savings,   Tamarac,
                           Florida  Resides  in  Winter
                           Park, Florida.(4)

George W. Foster/67        President and CEO of                  N/A            1,343                    .06%
Retired.                   the Bank from  1990  through
                           1993;  and  director  of the
                           Bank since 1980.  Resides in
                           Longwood, Florida.

Dr. Samuel C. Certo/49     Director of the Bank since 1996;      N/A            -0-                      --

                           former Dean and Professor of
                           Management  in  the  Crummer
                           Graduate  School of Business
                           at Rollins College in Winter
                           Park since 1986; serves as a
                           business  consultant and has
                           published  text-books in the
                           area   of   management   and
                           strategic management and has
                           been  involved in  executive
                           education  for  the  past 20
                           years.  Resides in Longwood,
                           Florida.

Kenneth W. Hill/63         Director of the Bank since 1995;      N/A            -0-       --
                           Retired - Vice President and
                           Trust  Officer  of  SunBank,
                           N.A. from 1983 through 1995.
                           Resides in Orlando, Florida.





Class 2 Directors
Terms Expiring 1998
                                                                           Number of Shares of
                                                                                    Year First
                                                                                Common Stock           Percent
Director's                 Principal Occupation and            Elected a   Owned Beneficially at            of
Name, Age (1)                   Other Information (1)(5)        Director      March 31, 1997 (3)         Class
-------------              --------------------------------   ------------ -----------------------     -------

Anne T. Coonrod / 52(5)(6) Director of the Company; Vice        1988            22,045(6)               .98%
                           President   of  the  Company
                           since   1990;   former  Vice
                           Presi- dent,  Federal  Trust
                           Building  Corp-  oration and
                           the Bank;  and owner,  Front
                           and Center Gift Shops; owner
                           of  Atlantic   Seafood  from
                           1973 to present.  Resides in
                           Amelia Island, Florida.

Francis T. West / 77(5)    Director of the Company; former      1989            44,981                  2.01%
                           director  of  Crestar  Bank;
                           Past Mayor of  Martinsville,
                           Virginia;         President,
                           Franklin   Finance  Company;
                           former   Chairman  &  Owner,
                           WestWindow Corporation;  and
                           Chairman     &     Director,
                           Multitrade    Group,    Inc.
                           Resides   in   Martinsville,
                           Virginia.

All Nominees, Current
Directors and Executive                                                         671,392(7)(8)            29.97%
Officers as a Group


Board of Directors for 1996:
----------------------------

James T. Bell           Anne T. Coonrod    James V. Suskiewich
Edwin J. Feiler, Jr     Francis T. West    Aubrey H. Wright, Jr.

--------------------------

(1) The terms for Directors Edwin J. Feiler, Jr. and James T. Bell expire at this Annual Meeting and they have not been nominated for re-election.

(2) Except as indicated below, includes all shares of common stock owned by each director's spouse, or as custodian or trustee for minor children, over which shares such individuals effectively exercise sole voting and investment power.

(3) Includes 25,391 shares held as trustee under Federal Trust's ESOP with respect to which Mr. Suskiewich exercises sole voting and investment power.

(4) Coral Savings and Loan Association was placed under conservatorship by the Resolution Trust Corporation in January 1991.

(5) The term of directorship was to expire in 1998, but has chosen to step down as a director effective as of the date of the Annual Meeting.

(6) Includes 18,150 shares held by Ms. Coonrod individually and 3,895 shares held of record by Century Federal Bank, Trustee for Anne T. Coonrod.

(7) Includes 115,558 shares held by Mr. James Bell in his name, with respect to which Mr. Bell exercises sole voting and investment power; 212,405 shares held by Mrs. John Bell in her name, with respect to which Mrs. Bell exercises sole voting and investment power; and 181,906 shares held by Mr. Bell and Mrs. Bell as joint tenants, with respect to which Mr. Bell and Mrs. Bell share voting and investment power. Also includes 12,500 shares held as trustee under Crummer Graduate School of Business of Rollins College with respect to which Mr. Bell exercises sole voting and investment power. Based on their percentage of ownership, Mr. Bell and Mrs. Bell may be considered "controlling persons" of Federal Trust.

(8) Includes 8,545 shares held be Mr. Feiler individually; 2,441 shares held by Aleen W. Feiler and Edwin J. Feiler, Jr., Trustee for Stanley W. Feiler under the will of Edwin J. Feiler; 5,000 held by Edwin J. Feiler, Jr., Guardian for Stanley W. Feiler; 4,395 shares held by Feiler Enterprises; 5,000 held by the Feiler Company; and 11,329 held by Metro Developers.

Meetings, Committees and Compensation of Directors

    The Board of Directors of the Company conducts its business through meetings of the full Board, the Compliance Committee, and the Nominating Committee. During the fiscal year ended December 31, 1996, the Board of Directors met nine times, the Compliance Committee met twelve times, and the Nominating Committee met one time. Each director attended 75 percent or more of the aggregate of all meetings of the Board of Directors and the Committees on which he or she may have served during such fiscal year held during the period for which each of them was a director.

    The Compliance Committee is composed of Messrs. West, Feiler, and Ms. Coonrod. The purpose of the Compliance Committee is to monitor the Company's compliance with certain regulatory issues and requirements imposed on the Company by the Office of Thrift Supervision and report to the Board of Directors its recommendations for continued or improved compliance with these issues.

    The Nominating Committee is composed of the Board of Directors. The purpose of the Nominating Committee is to identify and recommend (1) nominees for executive officer positions of the Company and its subsidiaries to the Board of Directors; and (2) nominees for election to the Board of Directors of the Company and its subsidiaries. The Nominating Committee will consider nominees recommended by shareholders, but has not established any formal procedures for doing so. At the March 7, 1997, meeting of the Company's Board of Directors, all but one director determined that it was in the Company's best interest to nominate the current Board of Directors of the Bank as the Company's directors slate for the 1997 Annual Meeting.

                             EXECUTIVE COMPENSATION

Summary Compensation Table

Compensation. The following table sets forth, for the fiscal years ended December 31, 1996, 1995, and 1994, the total compensation paid to or accrued by the Chief Executive Officer and each of the four most highly compensated executive officers of the Company and its subsidiaries, whose aggregate salaries and bonuses exceeded $100,000 per year.

                         Annual Compensation(1)
--------------------------------------------------------------------------------

Name and Principal                             Bonus    Other Annual            Restricted Stock;
Position                Year    Salary(3)(4)  Options  Compensation(2)(5)            Awards(6)      Options
--------                ----    ------------  -------  ------------------            ---------      -------

James T. Bell,(2)       1996    $ 33,033    $     (2)    $ 25,290(2)                   --              --
CEO and President       1995    $151,508        --       $ 27,279                      --              --
                        1994    $182,327    $  5,563     $ 21,870                      --              --

James V. Suskiewich,    1996    $137,409    $ 11,000     $ 14,161                      --              --
CEO and President       1995    $118,223    $ 16,000     $ 13,169                      --              --
of the Bank             1994    $105,729    $  5,000     $ 13,822                      --              --

(1) Includes all compensation in the year earned whether received or deferred at the election of the executive.

(2) Mr. Bell resigned his position as Chairman of the Board, President and Chief Executive Officer on June 12, 1996. Mr. Bell did not receive a bonus in 1996 and his Annual Compensation for fiscal years ended December 31, 1996, 1995 and 1994, were paid by Federal Trust. Mr. Bell was granted stock options to acquire 107,674 shares of common stock at $6.40 per share pursuant to the 1993 Stock Option Plan for Directors ("Stock Plan"). The Stock Option's were canceled when the Board rescinded the Stock Plan on March 7, 1997.

(3) Includes CEO. There were no other executives whose salary and bonus exceeded $ 100,000 per year.

(4) Mr. Suskiewich was appointed Chairman of the Board, President and Chief Executive Officer of Federal Trust on July 26, 1996. Mr. Suskiewich's Annual Compensation is paid by the Bank.

(5) Includes the estimated value of:

           James T. Bell                                  1996              1995             1994
           -------------                                --------         ---------        ---------
           Health & Life insurance premiums             $  3,775         $   5,044        $   5,152
           Life insurance premiums                        10,680             5,556               36
           Disability                                      3,214             7,714            7,227
           Use of Company automobile                       2,000             4,000            4,000
           Social/Country Club Dues                        5,621             4,965            5,455
                                                       ---------        ----------       ----------
                                      Total:             $25,290          $ 27,279         $ 21,870
                                                         =======          ========         ========

           James V. Suskiewich                            1996              1995             1994
           -------------------                        ----------        ----------       --------
           Health & Life insurance premiums             $  4,454          $  3,933         $  3,926
           Use of Company automobile                       6,928             6,564            7,263
           Social/Country Club Dues                        2,779             2,671            2,633
                                                      ----------        ----------       ----------
                                      Total:            $ 14,161          $ 13,169         $ 13,822
                                                        ========          ========         ========

(6) Includes value of fully vested participation in the Company's Employee Stock Ownership Plan ("ESOP"). In 1990, the Company adopted an ESOP which provides that the Company can make a contribution to a trust fund for the purpose of purchasing shares of the Company's common stock on behalf of the participants. The Company pays the entire cost of the ESOP and all salaried employees of the Company who have completed six months of service are eligible to participate. The ESOP is qualified under Section 497(e)(7) of the Internal Revenue Code, under which subsidiaries may act as participating employees. In addition, the ESOP meets all applicable requirements of the Tax Replacement Act of 1986 and is qualified under Section 401 of the Internal Revenue Code.

         All full-time salaried employees of Federal Trust and its subsidiaries are participants in the ESOP. Executive officers of the Company are eligible to participate in the ESOP, but directors are not eligible unless they are also full-time salaried employees. A participant's interest in the ESOP is vested after five years of service and there is no vesting prior to that period of time. Two current employees had vested interest in the ESOP as of December 31, 1996. Mr. Suskiewich is not vested in the ESOP.

         The ESOP contributions are determined annually by the Board of Directors of the Company, taking into consideration the prevailing financial conditions, the Company's fiscal requirements and other factors deemed relevant by the Board. The Company, generally, may make contributions to the ESOP of up to 15 percent of total compensation paid to employees during the year. Each participant's contribution equals the proportion that each such participant's compensation for the year bears to the total compensation of all participants for such year. In 1996, the Company contributed $38,000 to the ESOP.

Options and Long-Term Compensation

         Stock Option Plan for Directors. On May 5, 1993, the Board of Directors of the Company approved a Stock Option Plan for Directors ("Stock Plan"). The Stock Plan provided that a maximum of 176,968 shares of common stock (the "Stock Options") would be made available to directors and former directors of the Company. Stock options were issued on May 6, 1993, to 13 present and former directors. The Stock Options were for a term of ten years from the date of grant. The Stock Options were issued at an exercise price of $6.40 per share determined at the time of issuance to be the fair market value of the underlying common stock on the date the Stock Option was granted. The options held by an active director are canceled immediately if such director is removed for "cause," as defined in the Stock Plan.

         On March 7, 1997, the Board of Directors of Federal Trust rescinded the Stock Plan and the underlying Stock Options were canceled. At the time the Stock Plan was rescinded, none of the Stock Options had been exercised. The Company issued no Stock Options or stock appreciation rights as compensation during the period January 1, 1996, through March 7, 1997.

Director Compensation

         Effective July 1, 1996, the Company temporarily suspended the payment on all Board and Committee fees. Prior to that time, each director of the Company received a fee of $500 for each meeting of the Board which he or she attended, plus $750 per quarter, $250 for each Compliance Committee meeting, and no fee for any other standing committee of which he or she is a member or which he or she attended. Directors are reimbursed for expenses incurred in connection with attendance at meetings of the Board of Directors and all standing committees.

Report of Board of Directors

         Compensation for executive officers is determined by the Board of Directors of Federal Trust, excluding any director who is also an executive officer. Compensation for executive officers of the Bank is determined by the Bank's Board of Directors. The Chief Executive Officer determines the salary range recommendations for all employees, including executives other than himself. The Chief Executive Officer presents these to the Board of Directors and the Board, in turn, reviews and analyzes all information submitted to it. Thereafter, the respective Boards determine compensation of all executive officers, including the compensation of the Chief Executive Officer.

         Executive Compensation Policies and Program. The Company's executive compensation program is designed to:

       o Attract and retain qualified management for Federal Trust and the Bank;
       o Enhance short-term financial goals of Federal Trust and the Bank; and o Enhance long-term shareholder value.

       The Federal Trust and the Bank strive to pay each executive officer the base salary that would be paid on the open market for a fully qualified officer of that position. The respective Boards of Directors determine the level of base salary and any incentive bonus plan for the Chief Executive Officer and certain senior executive officers and a range for other executive officers based upon competitive norms, derived from annual surveys published by several independent banking institutes or private companies specializing in financial analysis of financial institutions. Such surveys provide information regarding compensation of financial institution officers and employees based on size and geographic location of the financial institution and serve as a bench mark for determining executive salaries. Actual salary changes are based upon an evaluation of each individual's performance based upon Federal Trust's and the Bank's objectives and specific job description objectives, as well as the overall performance of the respective companies. The executive officer's salary for Federal Trust was reduced in fiscal year 1996 as compared to 1995 and 1994, consistent with efforts to reduce budgeted expenses and overhead.

       Bonus awards are made based upon the attainment of net income targets for Federal Trust and the Bank, the officer's responsibilities and individual performance standards with each officer given the opportunity to earn an annual performance bonus, generally in the range of approximately 10-40 percent of his or her base salary. In fiscal year 1996, however, no bonuses were awarded by Federal Trust, primarily because the Company failed to attain its performance goals. Bonuses were paid, however, to executive officers of the Bank based upon the Bank's overall improvement financially, from an operations standpoint and regulatorily, and the performance of the executive officers.

Compensation of the Chief Executive Officer. Up until June 30, 1996, the Chief Executive Officer and President of Federal Trust was compensated by Federal Trust. On July 26, 1996, Mr. James V. Suskiewich was appointed President and Chief Executive Officer of Federal Trust. Mr. Suskiewich's Annual Compensation is paid by the Bank. Federal Trust reimburses the Bank for the time that Mr. Suskiewich spends on Federal Trust matters.

       The employment contract of Mr. James T. Bell, the former Chief Executive Officer and President of Federal Trust, was assigned to Federal Trust Properties Corporation ("FTPC") in June 1996, in connection with the sale of FTPC to an unaffiliated third party on July 1, 1996.

Employment Contracts

       Federal Trust and the Bank have jointly entered into employment agreements with two of their executive officers, James V. Suskiewich, President and Chief Executive Officer, and Aubrey H. Wright, Chief Financial Officer. The employment agreements became effective September 1, 1995. The employment agreements with Messrs. Suskiewich and Wright are substantially the same except as noted herein.

       Each of the individuals is entitled to receive a base salary, plus reimbursement of reasonable business expenses. Mr. Suskiewich is entitled to a discretionary performance bonus payable annually for the duration of the Agreement. For the year ended December 31, 1996, Mr. Suskiewich received a performance bonus of $20,000. Mr. Wright is also considered for any annual performance bonus program developed by the Bank or the Corporation. For the year ended December 31, 1996, Mr. Wright received a performance bonus of $7,500. The base salary and any bonus is paid by the Bank. Messrs. Suskiewich and Wright may participate in all employee benefits, stock option plans, pension plans, insurance plans and other fringe benefits commensurate with his position. On or before September 15 each, the Board of Directors shall review the employment agreements and the employees' performance and vote whether to extend the term of the employment agreements for an additional year. The decision to extend these agreements is within the sole discretion of the Board of Directors.

       The employment agreements provide for termination by the Bank for "cause," as defined in the employment agreement. In the event the Bank chooses to terminate Messrs. Suskiewich and Wright's employment for reasons other than for cause, they (or in the event of death, their respective beneficiaries) would be entitled to a severance payment equal to the total annual compensation for the remainder of the term of the employment agreement. In the event of a change of control of Federal Trust or the Bank, Mr. Suskiewich will be entitled to a special incentive bonus equal to two times his annual salary, times the price/book value ratio at which Federal Trust or the Bank is acquired. If he accepts employment with the acquirer, he will be entitled to 50 percent of the special incentive bonus. The special incentive bonus is payable by either Federal Trust or the Bank. In the event of a change of control of Federal Trust or the Bank, Mr. Wright will be entitled to a special incentive bonus equal to his annual salary then in effect, times the price/book value ratio at which the

Bank or the Corporation is acquired. If he accepts employment with the acquirer or the Bank, he shall receive a special incentive bonus equal to 50 percent of his annual salary then in effect, times the price/book value ratio at which the Bank or the Corporation is acquired.

       The Agreement permits Messrs. Suskiewich and Wright to terminate their employment voluntarily. In the event of voluntary termination, except as previously described herein, all rights and benefits under the contracts shall immediately terminate upon the effective dates of termination.


                          TRANSACTIONS WITH MANAGEMENT

Indebtedness of Management

       In 1994 the Board of Directors of Federal Trust and the Bank amended their respective loan policies with regard to loans to directors, officers and employees. The current policy is generally not to make loans to directors, officers and employees. Any loans that are made, however, will require approval of a majority of the disinterested directors of the Company making the loan. The Bank is also subject to the provisions of Section 22(h) of the Federal Reserve Act. Any credit extended by the Bank to directors, executive officers and, to the extent otherwise permitted, principal shareholders, or any affiliates thereof must be: (i) on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions by the Bank with non-affiliated parties; and (ii) not involve more than the normal risk of repayment or present other unfavorable features.

       As of December 31, 1996, neither Federal Trust nor the Bank had any loans outstanding to directors or executive officers. The Bank, however, did have $737,472 in commercial loans to Morrone, Smoker and Grill, Inc., whose President Jack L. Morrone is the brother-in-law of James T. Bell, the former Chairman, President and Chief Executive Officer of Federal Trust. Mr. Morrone is considered to be an "affiliate," as that term is defined by SEC regulations. The largest outstanding balance during 1996 was $737,128. As of December 31, 1996, the balance on the loan was $478,128.

Transactions With Certain Related Persons

       Effective January 1, 1990, John Martin Bell, a major shareholder and then director of Federal Trust, and the wife of James T. Bell, the then Chairman of the Board of Federal Trust, as lessor, and Federal Trust, as lessee, entered into a triple net lease ("Lease"), pursuant to which the Company leased from Mrs. Bell 3,953 square feet of office space located at 1211 Orange Avenue, Winter Park, Florida (the "Premises"). The term of the Lease was two years. Effective January 1, 1991, the Lease was amended to increase the term from December 31, 1991, to December 31, 2000. The square footage leased by Federal Trust increased to 11,393 square feet. On November 11, 1991, Federal Trust and Mrs. Bell terminated the Lease and executed a new triple net lease (the "New Lease"), pursuant to which Federal Trust has leased 13,305 square feet in the Premises. The term of the New Lease runs until December 31, 2000. The New Lease will automatically be extended for two consecutive periods of ten years each unless Federal Trust elects to terminate the New Lease pursuant to the notice provisions in the New Lease prior to the expiration of the ten-year lease period. Effective June 6, 1994, the New Lease was modified to decrease the annual rent for the years 1993 and 1994 to $216,984 and $223,552, respectively. Effective June 1, 1995, the New Lease was modified to increase the amount of space leased to 13,305 square feet. The rent for 1996 through the end of the New Lease term will be the preceding year's rent increased by the Consumer Price Index Escalation; provided, however, that in no event shall the rent increase be less than 3 percent or more than 6 percent. Federal Trust believes that the terms of this transaction are no less favorable to Federal Trust than transactions obtainable from unaffiliated parties.

                                   PROPOSAL 2
                     RATIFY SELECTION OF KPMG PEAT MARWICK
                        AS INDEPENDENT AUDITORS FOR THE
                     FISCAL YEAR ENDING DECEMBER 31, 1997.

       The Board of Directors has appointed the KPMG Peat Marwick as Federal Trust's independent accountants to audit the accounts of Federal Trust and the

Bank for the 1997 fiscal year. KPMG Peat Marwick has served as Federal Trust's auditors since the fiscal years ending December 31, 1990, and during this period has been engaged by Federal Trust to provide certain tax and consultant services. KPMG Peat Marwick plans to have a representative present at the Annual Meeting who will have the opportunity to make a statement if he desires to do so and is expected to respond to shareholders' questions regarding the Company's financial statements. The Board of Directors recommends that the shareholders vote for approval of the appointment of KPMG Peat Marwick as the independent accountants for the succeeding year. If the appointment is not approved, the Board will select other independent accountants. Approval of the appointment requires the affirmative vote of a majority of the votes cast by the holders of shares of the Company's common stock present in person or represented by proxy at the Annual Meeting provided that a quorum is present.

                                   PROPOSAL 3
                         ADJOURNMENT OF ANNUAL MEETING.

       Federal Trust seeks your approval to adjourn the Annual Meeting in the event that the number of proxies sufficient to approve Proposals 1 and 2 are not received by May 22, 1997. In order to permit proxies that have been received by Federal Trust at the time of the Annual Meeting to be voted, if necessary, for the adjournment, Federal Trust is submitting the question of adjournment to permit further solicitation of proxies to approve Proposals 1 and 2 to the shareholders as a separate matter for your consideration. If it is necessary to adjourn the Annual Meeting and the adjournment is for a period of less than 30 days, no notice of the time and place of the adjourned meeting need be given the shareholders, other than an announcement made at the Annual Meeting.

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

              FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION

       The 1996 financial statements, selected consolidated financial data, and management's discussion and analysis of financial condition and results of operations appear in its Annual Report on Form 10-K for the fiscal year ended December 31, 1996, which is being mailed to all shareholders along with this Proxy Statement. The financial statements are incorporated herein by reference.


                 SHAREHOLDERS' PROPOSALS FOR 1998 ANNUAL MEETING

       Proposals of shareholders intended to be presented at the 1998 Annual Meeting should be submitted by certified mail, return receipt requested, and must be received by Federal Trust at its corporate office located at 1211 Orange Avenue, Winter Park, Florida 32789, on or before November 30, 1997, to be eligible for inclusion in next year's Proxy Statement in form of proxy relating to that meeting. However, if next year's annual meeting of shareholders is held on a date more than 30 days before or after the corresponding date of the 1997 Annual Meeting, any shareholder who wishes to have a proposal included in the Proxy Statement for that meeting must deliver a copy of the proposal to Federal Trust a reasonable time before the proxy solicitation is made. Federal Trust reserves the right to decline to include in the Proxy Statement any shareholder's proposal which does not comply with the rules of the SEC for inclusion therein.


                                                       FEDERAL TRUST CORPORATION

WINTER PARK, FLORIDA
April 18, 1997