Form 10-Q
period 1997-09-30
FEDERAL TRUST CORP
filed 1997-11-12
CIK 842640

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

         For the Three Months Ended:        Commission File Number:
       -----------------------------      --------------------------
             September 30, 1997                    33-27139

                           FEDERAL TRUST CORPORATION
             (Exact name of registrant as specified in its charter)

                    Florida                       59-2935028
       ----------------------------             ----------------
       (State or other jurisdiction             (I.R.S. Employer
               of incorporation)               Identification No.)



                               1211 Orange Avenue
                           --------------------------
                           Winter Park, Florida 32789

                    (Address of principal executive offices)
                    ----------------------------------------
                 Registrant's telephone number: (407) 645-1201

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

                              YES     X          NO
                                    -----             -----

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

     Common Stock, par value $.01 per share                 2,256,505
-------------------------------------------   ----------------------------------
                    (class)                   Outstanding at September 30,1997

================================================================================

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES


                                     INDEX


PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements                                         Page
       Consolidated Condensed Balance Sheets
         September 30, 1997 and December 31, 1996  (unaudited)                 3
       Consolidated Condensed Statements of Operations for the
         Three and Nine months ended September 30, 1997 and 1996 (unaudited) 4 Consolidated Condensed Statements of Cash Flows for the
         Nine months ended September 30, 1997 and 1996 (unaudited)             5
       Notes to Consolidated Condensed Financial Statements (unaudited)     6-14

     Item 2.   Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                           15-24


                           PART II. OTHER INFORMATION

     Signatures                                                               25

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                         PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                     Consolidated Condensed Balance Sheets
                                   (Unaudited)

                                                                       September 30, 1997   December 31, 1996
        Assets
Cash                                                                      $     493,278           628,648
Interest bearing deposits                                                     4,809,457         4,837,114
Investment securities available for sale                                      6,230,828         8,763,641
Investment securities held to maturity                                        6,344,247         6,290,610
Loans receivable, net (net of allowance for loan losses of
      $1,221,784 in 1997 and $1,536,055 in 1996)                            113,432,215       112,547,266
Accrued interest receivable - Loans                                             805,327           833,458
Accrued interest receivable - Securities                                         94,470           196,171
Notes Receivable                                                                 75,000           305,354
Federal Home Loan Bank of Atlanta stock, at cost                              1,427,500         1,253,200
Real Estate owned, net                                                        2,325,002         1,508,166
Property and equipment, net                                                     831,516           917,572
Prepaid expenses and other assets                                             1,924,300           371,161
Deferred income taxes                                                         1,004,116         1,129,696
                                                                          -------------       -----------
        Total                                                             $ 139,797,256       139,582,057
                                                                          =============       ===========

                   Liabilities and Stockholders' Equity

Deposit accounts                                                          $ 105,971,730       106,119,006
Official Checks                                                                 417,512           646,235
Federal Home Loan Bank advances                                              24,000,000        24,800,000
Advance payments for taxes and insurance                                      1,315,890           347,774
Accrued expenses and other liabilities                                          496,503           504,414
                                                                          -------------       -----------

        Total Liabilities                                                 $ 132,201,635       132,417,429
                                                                          -------------       -----------

Stockholders' equity
Commonstock,  $.01 par value,5,000,000 shares authorized
   2,256,505    shares issued and outstanding
   at September 30, 1997 and December 31, 1996                                   22,565            22,565
Additional paid-in capital                                                   11,143,659        11,143,659
Accumulated deficit                                                          (3,009,750)       (3,226,204)
Treasury stock (16,577 shares of common stock, at cost at
    September 30, 1997  and December 31, 1996)                                  (76,525)          (76,525)
Unrealized loss on investments securities, net                                  (74,482)         (210,224)
Unrealized loss on investment securities transferred from
             available for sale to held to maturity, net                       (409,846)         (488,643)
                                                                          -------------       -----------

        Total Stockholders' Equity                                        $   7,595,621         7,164,628
                                                                          -------------       -----------

        Total Liabilities and Stockholders' Equity                        $ 139,797,256       139,582,057
                                                                          =============       ===========

See accompanying Notes to Consolidated Condensed Financial Statements


                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                Consolidated Condensed Statements of Operations

          For Three and Nine Months Ended September 30, 1997 and 1996
                                  (Unaudited)

                                                          Three Months                  Nine Months
                                                       Ended September 30,          Ended September 30,

                                                       1997           1996          1997           1996
                                                       ----           ----          ----           ----
Interest income:
  Loans                                            $2,247,158     2,242,847     $6,863,189     6,815,475
  Securities                                          161,329       182,942        494,778       485,656
  Interest-bearing deposits and other                  66,968        61,395        162,294       175,581
                                                   ----------     ---------     ----------     ---------
     Total interest income                          2,475,455     2,487,184      7,520,261     7,476,712
                                                   ----------     ---------     ----------     ---------

Interest expense:
  Deposit accounts                                  1,477,891     1,416,197      4,286,712     4,341,789
  Federal Home Loan Bank advances & other
       borrowings                                     338,275       329,130      1,053,438       920,820
                                                   ----------     ---------     ----------     ---------
     Total interest expense                         1,816,166     1,745,327      5,340,150     5,262,609
                                                   ----------     ---------     ----------     ---------

Net interest income                                   659,289       741,857      2,180,111     2,214,103
  Provision for loan losses                            30,000       440,530         67,748       575,096
                                                   ----------     ---------     ----------     ---------
Net interest income after provision                   629,289       301,327      2,112,363     1,639,007
                                                   ----------     ---------     ----------     ---------

Other income:
  Fees and service charges                             26,106        23,233         77,036        76,901
  Rents                                                40,811          --          110,644         7,706
  Gain on sale of assets                              230,473          --          298,657       153,321
  Other miscellaneous                                  61,909        18,110        121,872        55,129
                                                   ----------     ---------     ----------     ---------
     Total other income                               359,299        41,343        608,209       293,057
                                                   ----------     ---------     ----------     ---------

Other expenses:
  Employee compensation & benefits                    345,773       288,222      1,006,024       977,926
  Occupancy and equipment                             131,617       140,830        394,645       625,903
  Data processing expense                              22,089        20,735         66,618        66,206
  Professional fees                                    79,271        84,398        188,348       342,216
  FDIC Insurance                                       60,513       795,060        184,819       955,010
  Other miscellaneous                                 195,410       164,606        483,364       515,748
                                                   ----------     ---------     ----------     ---------
     Total other expense                              834,673     1,493,851      2,323,818     3,483,009
                                                   ----------     ---------     ----------     ---------

Net income before income tax                          153,915    (1,151,181)       396,754    (1,550,945)
  Income tax (benefit)                                 63,500      (414,425)       180,300      (654,536)
                                                   ----------     ---------     ----------     ---------
Net income                                         $   90,415      (736,756)    $  216,454      (896,409)
                                                   ==========      ========     ==========      ========

Per share amounts:
  Earnings per share                                      .04         (0.33)           .10          (.40)
  Cash dividends per share                               0.00          0.00            .00           .00
  Weighted average number of shares outstanding     2,256,505     2,256,505      2,256,505     2,256,505
                                                   ----------     ---------     ----------     ---------

 See accompanying Notes to Consolidated Financial Statements.


                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                Consolidated Condensed Statements of Cash Flows

             For the Nine Months Ended September 30, 1997 and 1996
                              (Unaudited)
                                                                                  1997             1996
Cash flows from operating activities:
  Net income (loss)                                                         $    216,454         (896,409)
  Adjustments to reconcile net income to net cash flows from operations:
  Depreciation & amortization of property & equipment                            117,981          297,896
  Amort. (net) of premiums, fees & disc. on loans & securities                   198,275           26,991
  Provision for allowance on real estate owned                                    72,252           94,861
  Provision for loan losses                                                       67,748          554,036
  Gain on sale of assets, net                                                   (239,533)            --
  Deferred Income Taxes                                                          125,580             --
  Cash provided by (used for) changes in:
   Accrued interest receivable                                                   129,832           86,259
   Loan sale proceeds receivable                                                    --             37,765
   Prepaid expenses & other assets                                            (1,341,013)         449,867
   Official checks                                                              (228,723)         (95,453)
   Accrued expenses & other liabilities                                           (7,911)         576,232
                                                                            ------------         --------
     Net cash used in operating activities                                      (889,058)       1,132,045

Cash flows from investing activities:
  Acquisition of office properties and equipment                                 (13,696)          (1,344)
  Purchase of Federal Home Loan Bank of Atlanta stock                           (174,300)            --
  Proceeds collected from loan sales                                           2,968,220        4,084,252
  Addition to real estate owned                                                  (22,695)       1,626,344
  Proceeds from sale of real estate owned                                      1,705,714             --
  Principal collected on securities held to maturity                               4,880            8,324
  Sale of securities available for sale                                        2,693,363             --
  Principal collected on loans                                                14,432,016       17,967,352
  Loans originated or purchased                                              (20,888,311)     (23,082,012)
                                                                            ------------         --------
   Net cash provided by (used in) investing activities                           705,191          602,916

Cash flows from financing activities:
  Increase (decrease) in deposits, net                                          (147,276)      (4,489,362)
  (Increase) Decrease in Federal Home Loan Bank advances                        (800,000)       4,000,000
  Decrease in other borrowings                                                      --           (420,000)
  Net increase in advance payments by borrowers for taxes & insurance            968,116          956,931
                                                                            ------------         --------
   Net cash provided by financing activities                                      20,840           47,569

Decrease (increase) in cash and cash equivalents                                (163,027)       1,782,530
Cash and cash equivalents at beginning of period                               5,465,762        1,669,761
                                                                            ------------         --------
Cash and cash equivalents at end of period                                  $  5,302,735        3,452,291
                                                                            ============        =========

See accompanying Notes to Consolidated Condensed Financial Statements.

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

1.   General

Federal Trust Corporation ("Company" or "Holding Company") was organized in February 1989 for the purpose of becoming the unitary savings and loan holding company for First Coast Savings Bank, F.S.B., a federally-chartered stock savings bank now known as Federal Trust Bank ("Bank"). The Bank and the Company are headquartered in Winter Park, Florida. The Company is currently conducting business as a unitary savings and loan holding company, and its principal asset is all of the capital stock of the Bank. As a unitary holding company, the Company has greater flexibility than the Bank to div ersify and expand its business activities, either through newly formed subsidiaries or through acquisitions.

The Holding Company's primary investment is the ownership of the Bank. The Bank is primarily engaged in the business of attracting deposits from the general public and using these funds with Federal Home Loan Bank ("FHLB") advances to fund bulk purchases of one-to-four family residential mortgage loans, residential consumer loans, multi-family loans, and to a lesser extent, commercial real estate related SBA loans and consumer loans.

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

The consolidated condensed balance sheets as of September 30, 1997 and December 31, 1996, and the consolidated condensed statements of operations for the three and nine month periods ended September 30, 1997 and 1996, and the cash flows for the nine month periods ended September 30, 1997 and 1996, include the accounts and operations of the Company and all subsidiaries. All material intercompany accounts and transactions have been eliminated.

In the opinion of management of the Company, the accompanying consolidated condensed financial statements contain all adjustments (principally consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1997, the results of operations for the three and nine month periods ended September 30, 1997 and 1996, and cash flows for the nine month periods ended September 30, 1997 and 1996. The results of operations for the nine-month period ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10 - K for the year ended December 31, 1996.

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

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (unaudited)

3.   Loans

The Bank's policy is to classify all loans 90 days or more past due as non-performing and not accrue interest on these loans and reverse all accrued and unpaid interest, however, a non-performing loan is not considered impaired if all amounts due including contractual interest are expected to be co llected. When the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal. When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement first to interest income and then to principal. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been forgone. Further cash receipts are recorded as recoveries of any amounts previously charged off.

At September 30, 1997, impaired loans amounted to $1.67 million as compared to $4.47 million at September 30, 1996. Included in the allowance for loan losses is $437 thousand related to the impaired loans as compared to $934 thousand at September 30, 1996. The Bank measures impairment on collateralized loans using the fair value of the collateral, and on unsecured loans using the present value of expected future cash flows discounted at the loan's effective interest rate.

In the first nine months of 1997, the average recorded investment in impaired loans was $2.396 million and $13.9 thousand of interest income was recognized on loans while they were impaired. All of this income was recognized using a cash basis method of accounting.

4.   Allowance for Losses

Allowance for Loan Losses: The following is an analysis of the activity in the allowance for loan losses for the periods presented:


                                                        Three Months                           Nine Months
                                                     Ended September 30,                   Ended September 30,
                                                     -------------------                   -------------------

                                                   1997                1996             1997                1996
                                                   ----                ----             ----                ----
Balance at beginning of period               $   1,190,875          1,092,024         1,533,003          2,060,568
Provision for loan losses                           30,000            440,530            67,748            554,036
Less Charge-offs                                    (2,158)              --            (389,847)        (1,088,535)
Plus recoveries                                      3,067              3,501            10,880              9,986
                                             -------------        -----------       -----------        -----------
Balance at end of period                     $   1,221,784          1,536,055         1,221,784          1,536,055
                                             =============          =========         =========          =========

Loans Outstanding                            $ 113,432,215        113,115,996       113,432,215        113,115,996
Ratio of charge-offs to Loans Outstanding             .002%            - 0 -%               .34%               .96%
Ratio of allowance to Loans Outstanding               1.08%              1.36%             1.08%              1.36%


A provision for loan losses is generally charged to operations based upon management's evaluation of the potential losses in its loan portfolio. During the quarter ended September 30, 1997, management made a provision of $30,000 based on its evaluation of the loan portfolio, as compared to the provision of $440,530 made in the quarter ended September 30, 1996. The decrease in the provision was primarily the result of the improving quality in the loan portfolio.

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (unaudited)


5. Supplemental Disclosure of Cash Flow and Non-Cash Investing and Financing Activities

                                                            Nine Months Ended September 30,
                                                                  1997             1996
                                                                  ----             ----
     Cash paid during the period for:
       Interest expense                                       $ 2,554,023       2,588,978
       Income taxes                                           $    10,000            --

Supplemental disclosure of non-cash transactions:
Real Estate Acquired in Settlement of Loans                   $ 2,389,816         399,392
Market Value adjustment - investment securities
  available for sale:
    Market value adjustment - investments                     $  (119,172)       (504,874)
    Deferred income tax asset                                 $   (44,690)       (172,388)
                                                              -----------       ---------
      Unrealized loss on investment securities
        available for sale, net                               $   (74,482)       (332,486)

    Unrealized loss on investment securities transferred
      from available for sale to held to maturity             $  (655,753)       (727,687)
    Deferred income tax asset                                 $  (245,907)       (248,466)
                                                              -----------       ---------

      Unrealized loss on investment securities transferred
        from available for sale to held to maturity           $  (409,846)       (479,221)
                                                              ===========       =========

6.   Real Estate Owned, Net

Real  Estate  Acquired  through  Foreclosure,   Other  Repossessed  Assets:  The
following is an analysis of the activity in real estate acquired through foreclosure and other repossessed assets for the periods presented:

                                           Three Months                    Nine Months
                                       Ended September  30,            Ended September 30,
                                       ---------------  ---            -------------------
                                      1997             1996            1997            1996
                                      ----             ----            ----            ----
Balance at beginning of period    $ 3,429,185       1,757,042       1,508,166       3,293,108
Acquired through foreclosure           39,816          71,639       2,389,816         399,392
Add: Capitalized costs                   --            13,556          22,695          26,736
Less: Sale of real estate          (1,143,999)       (201,574)     (1,523,423)     (2,052,472)
Less: Chargeoffs                         --           (68,760)        (72,252)        (94,861)
Less: Allowance for losses               --              --              --              --
                                  -----------       ---------       ---------       ---------
Balance at end of period          $ 2,325,002       1,571,903       2,325,002       1,571,903
                                  ===========       =========       =========       =========

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (unaudited)

7.     Investment Securities
                                                At September 30, 1997
                                              Book Value    Market Value
Held to maturity:
FHLB Floating Rate Note, 4.873% due 7/30/03    $6,344,247     6,332,813
                                                ---------     ---------
                                Total           6,344,247     6,332,813
                                                =========     =========



Available for sale:
FHLB Floating Rate Note, 3.556% due 7/15/98     1,472,344     1,472,344
FHLB Floating Rate Note, 3.556% due 7/15/98     1,472,344     1,472,344
FHLB Floating Rate Note, 3.748% due 7/28/98     3,286,140     3,286,140
                                                ---------     ---------
                                Total          $6,230,828     6,230,828
                                               ==========     =========

The Bank's investment in obligations of U.S. government agencies consists of dual indexed bonds issued by the Federal Home Loan Bank. At September 30, 1997, the bonds had a market value of $12,563,641 and gross unrealized pretax losses of $786,359. The bonds have a par value of $13,350,000 and pay interest based on the difference between two indices. All of the bonds at September 30, 1997, pay interest at the 10-year constant maturity treasury ("CMT") rate less the 3 month or 6 month LIBOR rate plus a contractual amount ranging from 2.3% to 4.0%. During the quarter ended September 30, 1997, the Bank sold bonds with a par value of $2,750,000 and realized a pretax loss of $54,844.

8.     Advances from Federal Home Loan Bank

The following is an analysis of the advances from the Federal Home Loan Bank:

                        Amounts Outstanding at September 30, 1997:

                        Maturity Date   Rate    Amount         Type
                        -------------   ----    ------         ----

                        10/16/97        5.86% $ 5,000,000    Fixed rate
                        12/02/97        6.55%   6,500,000    Variable rate
                        06/30/98        6.00%   5,000,000    Fixed rate
                        03/04/98        6.02%   2,500,000    Fixed rate
                        09/15/98        6.12%   5,000,000    Fixed rate
                                        ----    ---------
                                 Total  6.15% $24,000,000
                                        ====  ===========

Variable rate advances reprice daily and may be repaid at any time without penalty. Fixed rate advances incur a prepayment penalty if repaid prior to maturity, and the interest rate is fixed for the term of the advance.

                     Amounts Outstanding at:

                     Month-end          Rate         Amount
                     ---------          ----         ------
                     7/31/97            6.00%     $ 23,500,000
                     8/31/97            6.00%       22,500,000
                     9/30/97            6.15%       24,000,000

The maximum amount of borrowings outstanding at any month end during the three and nine months periods ended September 30, 1997 were $24,000,000, and $27,300,000, respectively. During the three and nine month periods ended September 30, 1997, average advances outstanding totaled $22.1 million and $23.3 million, at average rates of 6.11% and 6.03%, respectively.

Advances from the FHLB are collateralized by loans and securities that totaled approximately $33.4 million and $7.0 million, respectively.

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (unaudited)

9.   Supervision

The Holding Company and the Bank are subject to extensive regulation, supervision and examination by the OTS, its primary federal regulator, and by the FDIC with regard to the insurance of deposit accounts. Such regulation and supervision establishes a comprehensive framework of activities in which a savings and loan holding company and its financial institution subsidiaries may engage and is intended primarily for the protection of the deposit insurance funds and depositors.

The first significant supervisory concerns regarding the Bank's operation and underwriting policy were cited by the OTS in the December 1992 examination. In May 1993, the OTS and the Bank entered into a Supervisory Agreement which was mainly directed at correcting loan underwriting deficiencies, limiting certain affiliated party transactions, including taking measures to avoid the appearance of conflicts of interest in transactions with affiliated persons, amending the Bank's main office lease with an affiliate to more accurately reflect market rates, developing plans for the disposition of classified assets, and better monitoring and documenting of loans to borrowers to ensure compliance with the Bank's loan-to-one-borrower limits.

In the April 1994 examination, the OTS cited the Holding Company and the Bank with certain deficiencies, many of which stemmed from transactions and loans which occurred or were made prior to 1993. Management of the Holding Company and the Bank consented to the issuance of individual Cease and Des ist Orders, without admitting or denying that grounds for such Orders existed. The Bank's Order superseded the 1993 Supervisory Agreement with the OTS.

Under the Holding Company's Order, the Holding Company: (i) cannot request dividends from the Bank without written permission from the OTS; (ii) must reimburse the Bank for its expenses; and (iii) must develop a Management Services Agreement with the Bank which provides for the reimbursement for employees who work for both the Bank and the Holding Company. The Board must report to the OTS, on a quarterly basis, regarding the Holding Company's compliance with the Order.

The Bank's Order provides for the Board of Directors to, among other items: (i) develop, adopt and adhere to policies and procedures to strengthen the Bank's underwriting, administration, collection and foreclosure efforts; (ii) review and revise underwriting policies and procedures to comply with regulatory requirements; (iii) record minutes of the loan committee and grant loans only pursuant to procedures that comply with regulatory requirements; (iv) record minutes of the loan committee and grant loans only on terms approved by the loan committee; (v) develop and implement a written plan to collect, strengthen and reduce the risk of loss for all real estate owned and for certain loans at risk and secured by real estate; (vi) comply with policies and procedures requiring written inspection of development and construction loans; (vii) pay no more than market rate, determined by a rent study approved by the OTS, for lease of the Bank's offices; (viii) make no payment of taxes owed by a person affiliated with the Bank; (ix) seek a Management Services Agreement for work performed for the Holding Company by Bank employees; (x) develop and submit for approval a three-year business plan; (xi) comply with loans to one borrower policy; (xii) make no capital distribution to the Holding Company without the consent of the OTS; and (xiii) refrain from purchasing additional dual indexed bonds.

The Orders require the Holding Company and the Bank to establish separate Compliance Committees. The Compliance Committees meet monthly to review, in detail, the terms of the Orders to ensure that the respective companies are in compliance with their Orders. The Bank also contracted with a company specializing in the review of internal control systems and operating procedures of financial institutions, including compliance with internal policies and procedures to ensure that the Bank was in compliance with its Order.

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (unaudited)


The last full scope OTS examinations of the Holding Company and the Bank were completed in September, 1996. The examination of the Bank included a review and evaluation of capital, asset quality, management, earnings, and liquidity-asset/liability management. While the examination concluded that there had been modest improvement in the overall condition of the Bank, the Holding Company and the Bank needed to establish a plan for raising additional capital due to the level of classified assets. The OTS noted that while classified assets had declined 37.0% from the prior examination, classified assets still represented 6.3% of total assets and continued to have an adverse effect on earnings and capital. The examination did not disclose any violations of the Bank's Order, law or regulation. The Board of Directors of the Holding Company and the Bank authorized management to file wri tten appeals regarding the respective supervisory ratings and to request that the Bank's Order be lifted in whole or in part. The OTS Regional Director subsequently advised management that the OTS had decided to upgrade the Holding Company's supervisory rating. As for the Bank, the OTS Regional Director noted that there was an overall improvement in the Bank's operations including underwriting procedures, documentation, disposition of problem assets, significant reduction in the dependency on wholesale funds and a continued reduction in operating expenses. As a result, the OTS reduced the number of provisions in the Bank's Order from 27 to 23.

At the request of management, in July 1997, the OTS conducted an examination of the Bank's loan portfolio, loan classifications and the allowance for loan loss reserves. As a result of the examination, the Bank was advised that the OTS will give serious consideration to eliminating all of the conditions of the Bank's Order dealing with operational issues, reconsider the Bank's current CAMELS rating, and lift the Bank's current growth restrictions, provided the Bank receives a capital infusion of $3.7 million and the full examination now scheduled for November 1997 does not reveal any material problems. While management believes that these conditions can be satisfied, no assurance can be given that the total maximum shares being offered in the current Offering will be sold or that the OTS will take any of the foregoing actions.

On August 5, 1997, the OTS advised management that it was conducting a Formal Proceeding with respect to the Bank and its affiliates. Although the OTS has not informed the Bank of the specific subject of the Formal Proceeding, based upon management's review of the circumstances surrounding the For9mal Proceeding, management has no reason to believe that the Bank or any member of current management is the subject of the Formal Proceeding or will be subject to any additional enforcement action stemming from the Formal Proceeding. Management does not know when the Formal Proceeding will be con cluded.

Since the issuance of the 1993 Supervisory Agreement, the overall management team of the Bank as been strengthened with the hiring of James V. Suskiewich as the CEO/President in January 1993, the addition of a new CFO, Aubrey H. Wright, Jr., in June 1993, the reorganization of the Loan Department and the establishment of improved underwriting systems, coupled with the addition of Louis E. Laubscher as the new CLO/Senior Problem Asset Officer in March 1995. This transition carried over to the Holding Company in June 1996, when James Suskiewich was named President and CEO.

The Board of Directors and management of the Holding Company believe that the necessary corrective measures are being taken to ensure that the Holding Company and the Bank are being operated prudently and that the level of classified assets are being carefully monitored and managed in order to provide for the steady reduction of classified and non-performing assets. The Board of Directors of the Holding Company and the Bank are committed to taking the appropriate steps to have the respective Orders lifted as soon as possible and to assist the management in its efforts to making the Bank a more traditional financial institution with consistent core earnings.

10.  Stock Options

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

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (unaudited)


On March 7, 1997, the Board of Directors of the Holding Company rescinded the Stock Plan and the underlying Stock Options were canceled. At the time the Stock Plan was rescinded, none of the Stock Options had been exercised. The Company issued no Stock Options or stock appreciation rights as compensation during the period January 1, 1996 through September 30, 1997.

Stock Options for Stock Sales. In connection with the 1993 Private Placement Offering and the 1990 Public Offering, the Holding Company issued stock options to certain sales representatives for their commitment to sell common stock in the respective offerings. The options have a strike price of $ 10.00 per share and will expire on October 26, 1999. At September 30, 1997 none of the stock options for 58,453 shares had been exercised. The stock options have an anti-dilutive provision which adjusts the strike price in the event of a stock split or a stock sale wherein the purchase price is l ess than the strike price.

11.  Subsequent Events

Rights Offering and County Offering. On July 3, 1997, the Company filed a Form S-1 Registration Statement with the Securities and Exchange Commission ("SEC") to offer up to 2,701,619 shares of its common stock, par value $1.00 per share ("Common Stock"), on a priority basis, first to holders of rec ord of its Common Stock ("Shareholder") at the close of business on March 26, 1997 (the "Record Date"). The Prospectus was declared effective on October 7, 1997. The Prospectus and other related Offering documents were first mailed to shareholders on or about October 10, 1997. According to the terms of the Rights Offering each shareholder received a nontransferable right to subscribe for and purchase one additional share of common stock for each whole share of common stock owned on the Record Date. The Rights Offering terminated at 5:00 p.m. on October 31, 1997, at which time the Company began offering shares not subscribed for in the Rights Offering to the general public (the "Community Offering"). Keefe, Bruyette & Woods, Inc., ("KBW"), a registered broker-dealer, has been engaged to consult with and advise the Company in the Offering. KBW has agreed to use its best efforts to solicit subscriptions and purchase orders for shares in the Offering. The Board of Directors of the Holding Company retained RP Financial, LC. ("RP Financial") a national consulting firm, to provide certain financial advisory services to the Holding Company in conjunction with the Offering, including the rendering of an opinion with respect to the fairness of the terms of the Offering. RP Financial issued its opinion dated October 7, 1997, stating that the subscription price of $2.00 per share was fair to the Holding Company's current shareholders from a financial point of view. The price for the shares of common stock in the Rights and Community Offerings is $2.00 per share, 80% of the pro forma book value.

Employment Contracts. The Holding Company and the Bank have jointly entered into employment agreements with two of their executive officers, James V. Suskiewich, President and Chief Executive Officer, and Aubrey H. Wright, Chief Financial Officer. The employment agreements, which became effective September 1, 1995, were amended on August 22, 1997. The employment agreements with Messrs. Suskiewich and Wright are substantially the same except as noted herein. On August 22, 1997, the Bank also entered into a Employee Severance Agreement with Mr. Louis E. Laubscher, its Chief Lending Officer , the material aspects of which are discussed herein.


Employment Agreements. Messrs. Suskiewich and Wright each are entitled to receive a base salary, plus reimbursement of reasonable business expenses. The employment agreements with Messrs. Suskiewich and Wright provide for three-year terms. Mr. Suskiewich is entitled to a fixed performance bonus equal to 3% of the Holding Company's quarterly consolidated income before taxes and may be granted an annual performance bonus which is solely at the discretion of the Board of Directors, both of which are payable for the duration of his employment agreement. The 3% fixed performance bonus is paid when the Bank meets the "Well-Capitalized" definition under OTS regulations and attains quarterly after-tax earnings of 0.5% or more of the average quarterly assets on an annualized basis. The fixed performance bonus is paid within 45 days of the end of a quarter. The Bank is currently considered to be "Adequately Capitalized" under OTS regulations and does not currently meet the 0.5% after-tax minimum earnings requirement. For the year ended December 31, 1996, Mr. Suskiewich received a discretionary performance bonus of $11,000.

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (unaudited)


Mr. Wright is entitled to a 1% fixed performance bonus and may be granted an annual discretionary performance, both of which are payable for the duration of his employment agreement. The payment of the 1% fixed performance bonus is based upon the same terms and conditions as provided for Mr. Suskiewich's fixed performance bonus. For the year ended December 31, 1996, Mr. Wright received a discretionary performance bonus of $7,500.

Under the employment agreements, the base salary and any bonus is paid by the Bank. Messrs. Suskiewich and Wright may participate in all employee benefits, stock option plans, pension plans, insurance plans and other fringe benefits commensurate with his position. On or before each September 15, the Board of Directors shall review the employment agreements and the employees' performance and vote whether to extend the term of the employment agreements for an additional year. The decision to extend the employment agreements is within the sole discretion of the Board of Directors.

The employment agreements provide for termination by the Bank for "cause". In the event the Bank chooses to terminate Messrs. Suskiewich and Wright's employment for reasons other than for cause, they (or in the event of death, their respective beneficiaries) would be entitled to a severance payment equal to the total annual compensation for the remainder of the term of the respective employment agreement. In the event of a change of control of Holding Company or the Bank, Mr. Suskiewich will be entitled to a special incentive bonus equal to three times his annual compensation, times the price/book value ratio at which Holding Company or the Bank is acquired while Mr. Wright will be entitled to a special incentive bonus equal to two times his annual compensation then in effect, times the price/book value ratio at which Holding Company or the Bank is acquired. For example, if Holding Company was acquired on June 30, 1997, for 1.5 times book value, Mr. Suskiewich would receive $607,500 ($135,000 x 3 x 1.5), while Mr. Wright would receive $255,000 ($85,000 x 2 x 1.5). The special incentive bonus is payable by either Holding Company or the Bank.

In the event Messrs. Suskiewich or Wright voluntary terminate their employment other than for the reasons mentioned herein, all rights and benefits under the respective employment agreements shall immediately terminate upon the effective date of termination.

Employee Severance Agreement. On September 8, 1997, the Bank entered into an employee severance agreement with Louis E. Laubscher. According to the severance agreement, Mr. Laubscher is entitled to receive a base salary and a discretionary performance bonus payable annually, plus reimbursement for reasonable business expenses. The base salary and any discretionary performance bonus is paid by the Bank. Mr. Laubscher may participate in all employee benefit plans, stock option plans, and pension plans that are offered to employees of the Bank. The term of the employee severance agreement is for one year. The Board of Directors, at their sole discretion, may extend the employee severance agreement for an additional year. In the event of a change of control, Mr. Laubscher would be entitled to one year's base salary as his severance payment, regardless of whether he continues his em ployment with the Bank. Should Mr. Laubscher be terminated other than for just cause or as a result of a change of control, Mr. Laubscher would be entitled to a four month's severance payment based on his base salary at the time of termination. If Mr. Laubscher voluntarily terminates his employment other than for the reasons previously described herein, all rights and benefits under the employee severance agreement shall immediately terminate upon the effective date of termination.

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (unaudited)


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





              (THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operation

Overview

The Company's net earnings were favorably affected by the small decline in interest rates that occurred during the first half of 1996, due to its negative GAP position, as its liabilities repriced sooner than, and in greater amounts than, its assets. As a result, the Bank's cost of funds decreased faster than the yields earned on its assets, resulting in an increase in its interest rate spread and higher earnings. During the latter half of 1996 and into 1997 rates began to rise which had an adverse effect due to the Bank's negative GAP position, however, the Bank has been able to decrease the amount of its negative GAP during the past year, which should lessen the adverse impact of higher rates. The Bank has continued to concentrate on increasing its portfolio of adjustable rate loans and its efforts to lengthen the maturities of its liabilities in order to reduce its negative GAP position and the impact of higher interest rates in the future. The Bank's net interest income has declined in 1997 as a result of an increase in interest rates, offset partially by a decrease in the amount of non-earning assets, which has resulted in an increase in the yield on earning assets since the beginning of the year. Should interest rates increase further before the Bank is able to further reduce its negative GAP, the Bank's earnings would be adversely affected.

The Bank has been able to decrease its additions to the loss reserves in 1996 and 1997 as a result of a lower level of non-performing loans. Although management believes that the level of non-performing assets should continue to decease in future periods, unforeseen economic conditions and other circumstances beyond the Bank's control could result in material additions to the loss reserves in future periods if the level of non-performing assets increases. The Bank does anticipate additions to the loss reserves in future periods as part of the normal course of business, as the Bank's assets , consisting primarily of loans, are continually evaluated and the loss allowances are adjusted to reflect the potential losses in the portfolio on an ongoing basis. During the quarter ended September 30, 1997, the bank did make an addition to its loan loss reserves based on its evaluation of the loan portfolio

During the quarter ended March 31, 1997, the Bank sold a participation interest in a loan originated in March, 1996 in conjunction with the sale of a previously foreclosed property, which resulted in the realization of $122,007 in interest income and $30,993 in profit that had been deferred since the loan was originated in 1996 in accordance with Statement of Accounting Standards ("SFAS") No.66 which requires the income on the loan and profit on the sale be deferred until such time as the loan balance is reduced to a certain level, in this case 85%, when the buyer does not make a cash down payment. Of the $122,007 in interest income taken into income on this loan during the quarter ended March 31, 1997, $85,463 was attributable to the year 1996 and $36,544 was attributable to the quarter ended March 31, 1997.

On March 31, 1997, the Bank reached agreement with a borrower to accept a deed-in-lieu of foreclosure, which resulted in the property being transferred to Real Estate Owned at its net book value of $2,350,000, which was subsequently written down, in the quarter ended June 30, 1997, to its fair value of $2,340,000. The property consists of 44 unsold condominium units, which have been, and currently are being rented. After evaluating the units, the Bank began marketing the units in the second quarter of 1997. As of November 1, 1997, 23 units have been sold and all the remaining units are under contract for sale. The Bank will continue to rent the majority of the remaining units until the sales are closed, in order to generate income from the property.

The Company has projected an operating profit for the full year of 1997, as a result of the decrease in non-performing loans at the Bank, and the reduction in expenses, resulting from the corporate reorganization of the Company in the second quarter of 1996. However, should interest rates rise during the remainder of the year or non-performing assets increase due to unforeseen circumstances, the Company earnings could be adversely affected.

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operation

General

Federal Trust Corporation ("Company" or "Holding Company"), formerly FedTrust Corporation, was incorporated in August 1988 for the purpose of becoming a unitary savings and loan holding company for First Coast Savings Bank, F.S.B., a federally-chartered savings bank now known as Federal Trust Bank. The Holding Company acquired all outstanding common stock of the Bank on February 28, 1989 pursuant to an agreement and plan of reorganization whereby five shares of the Company's common stock were exchanged for each four shares of the Bank's common stock on that date. The Bank is currently the only subsidiary of the Company and began operations on May 3, 1988.

During the first six months of 1996, the Holding Company operated two non-bank subsidiaries, Federal Trust Properties Corp. ("FTPC"), a real estate holding and development company, organized December 12, 1994, and 1270 Leasing Co. ("1270 LC"), a real estate entity organized May 27, 1994, which leased the Holding Company's former office located in Winter Park, Florida.

FTPC was involved with the development of a HUD insured apartment project, which during the quarter ended June 30, 1996, had advanced to the stage of applying for a mortgage insurance commitment. Based on the anticipated cash needs and continuing overhead for such a project, the Company concluded that it would be in the best interest of the Company, and its banking subsidiary, to sell FTPC, in order to focus the Company's efforts and resources on the Bank. On July 1, 1996, the Company sold the stock of FTPC for $425,354 consisting of $60,000 in cash, a note for $60,000 which was due and paid on August 8, 1996, a note for $230,354 due upon the earlier of certain events, which was paid on September 1, 1997, and three notes for $25,000 each, due December 31, 1998, 1999 and 2000, respectively. In addition, the Company is currently renting the quarters it previously occupied to FTPC on a month to month basis. The Company dissolved 1270 LC on September 26, 1996, as it was no longer necessary to maintain the entity for purposes of the lease on the office space previously occupied by the Company.

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

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operation


Asset/Liability Management

The operating results of the Company depend primarily on the Bank's net interest income, which is the difference between interest income on interest-earning assets, primarily single-family residential loans, and interest expense on interest-bearing liabilities, consisting of deposits, FHLB advances , and other borrowings. Net interest income is determined by (i) the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities ("interest rate spread") and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. The Bank's interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. In addition, the Company's net earnings are also affected by the level of non-performing loans and real estate owned, as well as the level of its non-interest income, including loan related fees, and its non-interest expenses, such as salaries and employee benefits, occupancy and equipment costs and provisions for losses on real estate owned and income taxes.

The Bank's one year GAP position at June 30, 1997, the most recent report available, was -17%, as compared to -24% at June 30, 1996. The primary reason for the decrease in the one year GAP has been the ability of the Bank to extend the maturities of its liabilities and the sale of a portion of the dual-indexed bonds from the Bank's investment portfolio during the fourth quarter 1996. In addition, the Bank sold fixed rate loans during 1997 which it replaced with adjustable rate loans as part of its efforts to continue improving its GAP position. As interest rates declined slightly in 1996 , the Bank's net interest spread improved, and as interest rates rose slightly in 1997 the Bank's net interest spread decreased only slightly as a result of the increased amount of adjustable rate loans in the portfolio and the decrease in non-performing loans. Interest rates have increased slightly since the end of the second quarter of 1997, which should cause the Bank's net interest spread to decrease somewhat, as the rates paid on its liabilities will rise faster than the rates earned on its assets, however, should interest rates begin to fall the Bank's net interest income should be favorably affected as a result of its negative GAP.

In order to minimize the potential for adverse effects of material and prolonged increases in interest rates on the Company's results of operations, the Bank has an Interest Rate Risk Management Policy, which is reviewed and approved by the Board of Directors on an annual basis. The policy provide s (i) for management to manage the assets and liabilities of the Bank to protect earnings over the interest rate cycle; (ii) the maximum allowable percentage changes in net interest income and net portfolio value over eight interest rate scenarios (+100, +200, +300, +400 and -100, -200, -300, -400 basis points); (iii) for the
Asset/Liability Management Committee ("ALCO"); and (iv) for quarterly reporting to the Board of Directors. The ALCO monitors the Bank's interest rate risk position and manages the asset and liability mix in order to better match the maturities and repricing terms of the Bank's interest-earning assets and interest-bearing liabilities. Since the latter half of 1993 the ALCO has focused primarily on (i) emphasizing the origination and purchase of single-family residential adjustable-rate mortgage loans ("ARMs"); (ii) extending the term of the Bank's deposits and borrowings; and (iii) maintaining an adequate amount of liquid assets (cash and interest-earning assets). As a result, the Bank has continued to originate and purchase ARM loans throughout this period and has extended deposits and borrowings to longer terms whenever possible through its pricing practices. While the Bank has had success in these efforts, it has not been able to achieve a level of success great enough to completely insulate its net interest rate spread during periods of rising interest rates. Until such time as the Bank is able to further reduce its negative GAP position, it will be subject to a declining net interest spread when interest rates are rising.

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operation


The following table sets forth information about rates and yields:
                                                             Yields and Rates at
                                                          September 30,  December 31,   September 30,
                                                               1997         1996             1996
                                                               ----         ----             ----
  Yields on:
    Loan portfolio                                             8.11%        8.05%           8.38%
    Other interest-earning assets                              4.59%        4.12%           5.00%
                                                               ----         ----            ----
      Interest-earning assets                                  7.60%        7.41%           7.87%

  Cost of:
    Deposits                                                   5.43%        5.41%           5.42%
    FHLB advances and other interest-bearing liabilities       6.03%        5.43%           6.00%
                                                               ----         ----            ----
      Interest-bearing liabilities                             5.54%        5.42%           5.52%

Interest rate spread                                           2.06%        1.99%           2.35%
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

During the nine-month period ended September 30, 1997, the Company used funds primarily from principal collected on loans, $14,432,016; proceeds from the sale of real estate owned, $1,705,714; proceeds from loan sales, $2,968,220; proceeds from the sale of securities available for sale, $2,693,363; advance payments by borrowers, $968,116; and a decrease in cash, $163,027; to fund the origination and purchase of loans, $20,888,311; a decrease in FHLB advances, $800,000; a decrease in net deposits, $147,276; net cash used in operating activities, $889,058; and the purchase of Federal Home Loan Bank Stock $174,300. As of September 30, 1997, the Bank had outstanding FHLB advances of $24,000,000. Management believes that in the future funds will be obtained from the above sources.

At September 30, 1997, loans-in-process, or closed loans scheduled to be funded over a future period of time, totaled $1,959,819. Loans committed, but not closed, totaled $2,254,822 and available lines of credit totaled $298,933. During the nine-month period ended September 30, 1997, the Bank acquired $11.8 million in primarily domestic residential mortgage loans. The Company anticipates that other loan acquisitions will occur in the future. Funding for these amounts is expected to be provided by the sources described above.

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

Liquidity

OTS regulations require the Bank is required to maintain a daily average balance of liquid assets equal to a specified percentage (currently 5%) of net withdrawable deposit accounts and borrowings payable in one year or less.
Federal regulations also require that each member institution maintain short-term liquid assets of at least 1% of its net withdrawable deposit accounts and borrowings payable in one year or less. Generally, the Bank's management seeks to maintain its liquid assets at comfortable levels above the minimum requirements imposed by the OTS. At September 30, 1997, average liquidity was 10.50%.

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

Short-term balloon mortgage loans are sometimes used to allow borrowers the option of waiting until interest rates are more favorable for a long term fixed rate loan. If interest rates rise, these loans may require renewals if borrowers fail to qualify for a long term fixed rate loan at maturity a nd there is no assurance that a borrower's income will be sufficient to service the renewal. Management recognizes the risks associated with this type of lending and believes that the policies and procedures it applies to such loans lowers the general risk.

Regulatory Enforcement Action

On October 3, 1994, the Holding Company and the Bank each entered into the Orders with the OTS. The decision by management and the Board of Directors of both companies to enter into the Orders was reached after several months of discussions with the OTS following the 1994 safety and soundness examinations. Although management and the Board of Directors of the Holding Company and the Bank believed that significant action had been taken to correct operational deficiencies cited in the Bank's 1992 safety and soundness examination (which resulted in a Supervisory Agreement between the Bank an d the OTS) and the deficiencies cited in the 1994 examinations, it was determined that it was in the best interest of the Holding Company and the Bank to agree to the Orders due to the increase in the Bank's classified assets and the resulting increase to the Bank's loan loss reserves. See "Supervision." In the 1996 safety and soundness examinations of Holding Company and the Bank, the OTS found the Holding Company and the Bank to be in compliance with their respective Orders. In light of the improvement of the Bank's operations, the OTS reduced the number of provisions in the Bank's Orde r from 27 to 23. Failure to comply with the terms of the Orders could result in further sanctions against Federal Trust or the Bank, including but not limited to the assessment of civil money penalties.

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operation

As a result of certain regulatory restrictions, the Bank is subject to a limited growth restriction whereby the Bank cannot increase its assets in an amount that would exceed net interest credited on deposit liabilities (or earnings credited on share accounts) during a calendar quarter. Until the growth restrictions are lifted, the Bank cannot implement its growth strategy.

At the request of management, in July 1997, the OTS conducted an examination of the Bank's loan portfolio, loan classifications and the allowance for loan loss reserves. As a result of the examination, the Bank was advised that the OTS will give serious consideration to eliminating all of the conditions of the Bank's Order dealing with operational issues, reconsider the Bank's current CAMELS rating, and lift the Bank's current growth restrictions, provided the Bank receives a capital infusion of $3.7 million and the full examination now scheduled to begin in November 1997 does not reveal any material problems. If the total maximum shares are not sold in current Offering, the Holding Company will not be able to infuse $3.7 million to the Bank, which could limit the regulatory relief that the OTS may be willing to provide the Bank. While management believes that these conditions can be satisfied, no assurance can be given that the total maximum will be sold or that the OTS will take the foregoing actions.

On August 5, 1997, the OTS advised management that it was conducting Formal Proceeding with respect to the Bank and its affiliates. Although the OTS has not informed the Bank of the specific subject of the Formal Proceeding, based upon management's review of the circumstances surrounding the Formal Proceeding, management has no reason to believe that the Bank or any member of current management is the subject of the Formal Proceeding or will be subject to any additional enforcement action stemming from the Formal Proceeding. Management does not know when the Formal Proceeding will be concl uded.

Capital Requirements

The Bank is required to meet certain minimum regulatory capital requirements. The following table presents a summary of the capital requirements for adequately capitalized banks, the Bank's capital and the amounts in excess as of September 30, 1997:

                                          At September 30, 1997
                                          ---------------------

                           Tangible                 Core             Risk-Based
                           --------                 ----             ----------

                                     (Dollars in Thousands)

                                  Percent                Percent               Percent
                      Amount     of Assets    Amount    of Assets  Amount     of Assets
                      ------     ---------    ------    ---------  ------     ---------

Regulatory Capital    $7,030       5.05%      $7,030       5.05%   $7,992       10.14%
Requirement            2,089       1.50%       4,177       3.00%    6,303        8.00%
                       -----       ----        -----       ----     -----        ----
Excess                $4,941       3.55%      $2,853       2.05%   $1,689        2.14%
                      ======       ====       ======       ====    ======        ====


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

In February 1997, the FASB issued Statement of Accounting Standards No. 128, "Earnings Per Share." SFAS 128 establishes new standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock. In effect, this statement simplifies the standards for computing EPS previously addressed in APB Opinion No. 15, "Earnings Per Share," by making them comparable to international EPS standards. SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS and it also requires dual presentation of basic and diluted EPS on the face of the income statement for all public entities with complex capital structures. In addition, the statement requires a reconciliation of the numerator and denominator used to compute basic EPS. SFAS 128 supersedes APB Opinion No. 15 and the AICPA Interpretations thereon and is effective for financial statements issued for periods ending after December 15, 1997. The standard also requires the restatement of all prior-period EPS data presented in the financial statements. The Company had not adopted the disclosure requirements of this standard in its December 31, 1996 consolidated financial statements and does not anticipate a material impact on its operations or financial position from its implementation during the fiscal year ending December 31, 1997. However, had the Company adopted the provisions of SFAS 128, there would have been no impact on the earnings per share informati on presented.

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

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operation

In June 1997 the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The statement is required for fiscal years beginning after December 15, 1997. The Company does not anticipate adoption of this standard will ha ve a significant impact on its consolidated financial statements upon adoption.

Results of Operations

Comparison of the Three-Month Periods Ended September 30, 1997 and 1996

General. The Company had a net profit for the three-month period ended September 30, 1997 of $90,415 or $.04 per share, compared to a net loss of $736,756 or $.33 per share for the same period in 1996. The increase in the net profit was due primarily to the reduction in provision for losses, increased other income, and the reduction of other expenses, primarily as a result of the one time special assessment by the FDIC on SAIF deposits in 1996, offset partially by decreased net interest income.

Interest Income and Expense. Interest income decreased by $11,729 to $2,475,455 for the three-month period ended September 30, 1997 from $2,487,184 for the same period in 1996. Interest income on loans increased to $2,247,158 in 1997 from $2,242,847 in 1996, primarily as a result of a decrease in the average amount of non-earning loans outstanding. Interest income on the securities portfolio decreased by $21,613 for the three-month period ended September 30, 1997 over the same period in 1996, as a result of a decrease in the average yield on securities held. Other interest and dividends increased $5,573 during the same three-month period in 1997 from 1996 as a result of an increase in the average volume of other interest-bearing assets. Management expects the rates earned on the portfolio to fluctuate with general market conditions.

Interest expense increased to $1,816,166 during the three-month period ended September 30, 1997 from $1,745,327 for the same period in 1996 due to an increase in the amount of such deposits and FHLB advances and an increase in the rates paid. Interest on deposits increased to $1,477,891 in 1997 from $1,416,197 in 1996 as a result of an increase in the rates paid on deposits, and interest on FHLB Advances increased to $338,275 in 1997 from $329,130 in 1996 as a result of the increase in the average amount of advances outstanding and an increase in the rates paid on advances. Management expects to continue to use FHLB advances as a liability management tool.

Provisions for Loan Losses. A provision for loan losses is generally charged to operations based upon management's evaluation of the potential losses in its loan portfolio. During the quarter, management made a provision for loan losses of $30,000 based on its evaluation of the loan portfolio, which was a decrease of $410,530 from the same period in 1996, when the Bank made a provision for loan losses $440,530, There were net recoveries of $909 during the three-month period ended September 30, 1997 as compared to net recoveries of $3,501 during the three-month period ended September 30, 1996. Total non-performing loans at September 30, 1997 were $2,252,608 compared to $1,618,075 at September 30, 1996.
The allowance for loan losses at September 30, 1997 was $1,221,784 or 54% of non-performing loans and 1.08% of net loans outstanding, versus $1,536,055 at September 30, 1996 or 95% of non-performing loans and 1.36% of net loans outstanding.

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operation

Total Other Income. Other income increased from $41,342 for the three-month period ended September 30, 1996 to $359,299 for the same period in 1997. The increase in other income was due to an increase of $230,473 in gains on the sale of assets, an increase of $40,811 in rental income, an increase of $43,799 in other miscellaneous income, and an increase in fees and service charges of $2,873. Rental income increased as a result of an increase in the amount of income producing repossessed properties at the Bank and a previously foreclosed property beginning to generate rental income. Other miscellaneous income increased for the three-month period ended September 30, 1997 due primarily to increased other loan income, and gains on the sale of assets increased as a result of gains on the sale of REO by the Bank. Fees and service charges increased primarily because of an increase in the fees and charges earned by the Bank on deposit accounts.

Total Other Expense. Other expense decreased to $834,673 for the three-month period ended September 30, 1997 from $1,493,851 for the same period in 1996. The decrease in 1997 was primarily the result of the one time special assessment in 1996 by the FDIC on SAIF deposits which amounted to $716,498. Compensation and benefits increased to $345,773 in 1997 from $288,222 in 1996 as a result of an increase in staff and the implementation of a 401k savings plan for the staff. Professional fees decreased by $5,127 primarily as a result of decreased legal costs associated with non-performing loans. Other miscellaneous expense increased by $30,804 due to losses on the sale of REO and investments. Occupancy and equipment expense decreased by $9,213 in 1997 to $131,617 due to decreases in various office building expenses. FDIC Insurance expense decreased by $734,547 as a result of the one time special assessment in 1996 by the FDIC and the reduction in the premium rate charged by the FDIC. Data Processing expense increased by $1,354 due to an increase in the number of accounts at the Bank. Management expects professional fees and other miscellaneous expenses to decrease further as non-performing loans are resolved and repossessed assets are disposed of.

Comparison of the Nine-Month Period Ended September 30, 1997 and 1996

General. The Company had a net profit for the nine-month period ended September 30, 1997 of $216,454 or $.10 per share, compared to net loss of $896,409 or $.40 per share for the same period in 1996. The decrease in the net loss was due primarily to the decrease in provision for loan losses, increased other income and decreased other expense, primarily as a result of the one time special assessment by the FDIC on SAIF deposits in 1996, offset partially by decreased net interest income.

Interest Income and Expense. Interest income increased to $7,520,261 for the nine-month period ended September 30, 1997 from $7,476,712 for the same period in 1996. Interest income on loans increased to $6,863,189 in 1997 from $6,815,475 in 1996, primarily as a result of an increase in the yield on loans outstanding, which was attributable to interest income received on a loan originated in 1996 which was deferred in accordance with SFAS No. 66 which required the income to be deferred until such time as the loan balance was reduced to 85% of the original loan amount since the borrower did not make a cash downpayment. Interest income on the securities portfolio increased by $9,122 for the nine-month period ended September 30, 1997 over the same period in 1996, as a result of an increase in the yield on securities owned. Other interest and dividends decreased $13,287 during the same nine-month period in 1997 from 1996 as a result of a decrease in the average volume of other interest-bearing assets. Management expects the rates earned on the portfolio to fluctuate with general market conditions.

Interest expense increased by $77,541 to $5,340,150 during the nine-month period ended September 30,1997 from $5,262,609 for the same period in 1996 due to an increase in the total average amount of FHLB advances outstanding and an increase in the rates paid on advances, offset partially by a decrease in interest bearing deposits. Interest on deposits decreased to $4,286,712 in 1997 from $4,341,789 in 1996 as a result of decreased deposits and a decrease in the average rate paid, and interest on FHLB Advances increased to $1,053,438 in 1997 from $920,820 in 1996 as a result of an increase in the average amount of, and an increase in the rates paid on, advances.

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operation

Provisions for Loan Losses. A provision for loan losses is generally charged to operations based upon management's evaluation of the potential losses in its loan portfolio. During the first nine months of 1997 management did make a provision for loan losses of $67,748 based on its evaluation of the loan portfolio. The Bank's total provision for loan losses was $575,096 during the same period in 1996. Net charge-offs on loans totaled $378,967 during the nine-month period ended September 30, 1997 and $1,078,549 during the nine-month period ended September 30,1996. Total non-performing loans at September 30, 1997 were $2,252,608 compared to $1,618,075 at September 30, 1996. The allowance for loan losses at September 30, 1997 was $1,221,784 or 54% of non-performing loans and 1.08% of net loans outstanding.

Total Other Income. Other income increased from $293,057 for the nine-month period ended September 30, 1996 to $608,209 for the same period in 1997. The increase in other income was due to a $145,336 increase in gains on the sale of assets, an increase of $135 in fees and services charges, an increase in rental income of $102,938 and an increase in other miscellaneous income of $66,743. Gains on the sale of assets increased as a result of more asset sales, primarily REO, and fees and service charges increased primarily because of an increase in the fees and charges earned by the Bank on deposit accounts. Rental income increased as a result of an increase in the amount of income producing repossessed properties at the Bank and a previously foreclosed property beginning to generate rental income. Other miscellaneous income increased for the nine-month period ended September 30, 1997 due primarily to increased loan servicing fees and increased other loan income.

Total Other Expense. Other expense decreased to $2,323,818 for the nine-month period ended September 30, 1997 from $3,483,009 for the same period in 1996. The decrease in 1997 was the result of decreased occupancy and equipment expense, decreased professional fees, decreased FDIC insurance expense and decreased miscellaneous expense, offset partially by increased employee compensation and benefit expense, and increased data processing expense. Compensation and benefits increased to $1,006,024 in 1997 from $977,926 in 1996 as a result of increased staff and the implementation of a 401k plan for the staff. Occupancy and equipment expense decreased by $231,258 in 1997 to $394,645 due to the one time charge, totaling $149,567, taken in 1996 to writeoff the leasehold improvements at the Company's office in the amount of $114,646, and to writeoff the leasehold improvements at the closed drive-in facility in the amount of $34,921. The remainder of the decrease in occupancy and equipment expense was the result of reduced rental expense, resulting from the sale of the drive-in facility which was previously rented, and the subletting of the Company's former office. Data processing expense increased by $412 as a result of an increase in the charges from the service bureau that process customer accounts at the bank. Professional fees decreased by $153,868 primarily as a result of decreased legal costs associated with non-performing loans. FDIC Insurance expense decreased by $770,191 as a result of the one time special assessment in 1996 by the FDIC and the reduction in the premium rate charged by the FDIC. Other miscellaneous expense decreased by $32,384 primarily due to reduced costs associated with repossessed assets.

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES
                           PART II. OTHER INFORMATION

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        FEDERAL TRUST CORPORATION
                                        (Registrant)


Date:     November 12 , 1997            By:   /s/ Aubrey H. Wright, Jr.
----------------------------            ----------------------------------------
                                              Aubrey H. Wright, Jr.
                                              Chief Financial Officer and
                                              duly authorized
                                              Officer of the Registrant