Form 10-K
period 1997-12-31
FEDERAL TRUST CORP
filed 1998-03-31
CIK 842640

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549-1004


                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997      Commission File Number 33-27139


                            FEDERAL TRUST CORPORATION
             (Exact name of registrant is specified in its charter)

      Florida                                                         59-2935028
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

1211 Orange Avenue
Winter Park, Florida                                                       32789
(Address of principal                                                 (Zip Code)
executive office)

       Registrant's telephone number, including area code: (407) 645-1201
        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None
The Registrant's voting common stock is not regularly or actively traded on any established market and there are no regularly quoted bid and asked price for the registrant's voting common stock. The number of shares of Common Stock outstanding as of March 1, 1998 was 4,941,547. The number of shares of the voting common stock held by non-affiliates of the registrant was 4,712,700.

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

The Federal Deposit Insurance Corporation ("FDIC"), an agency of the United States Government, insures through the Savings Association Insurance Fund ("SAIF"), all depositors of the Bank up to $100,000 in accordance with the rules and regulations of the FDIC. The Bank is subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision ("OTS") and the FDIC, which is intended primarily for the benefit of depositors. See "Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

The Bank is primarily engaged in the bulk purchase of loans and other assets, the origination of one-to-four family residential mortgage loans, residential construction loans, multi-family loans, commercial real estate loans, SBA loans, land acquisition and development loans, as well as consumer loans. The Bank originates loans within its market area, defined generally as the state of Florida and well known out of state regions. The Bank also invests in U.S. Government securities, federal funds and other debt securities as well as mortgage-backed securities as appropriate. Funding for these activities is primarily from customer deposits, FHLB advances and other borrowings as well as normal amortization and prepayments from its loan portfolio.

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

Market Area and Competition

The Company and the Bank are located in Winter Park, a city of 24,000 residents, located approximately 7 miles northeast of downtown Orlando. Winter Park is in the heart of the greater metropolitan Orlando area which encompasses Orange, Seminole, Lake, and Osceola counties in central Florida. The total population of the four county area is estimated at 1.475 million, with the majority in Orange and Seminole counties. The bank's primary market area is northeast Orange county and southwest Seminole county, although its customers come from the entire four county area. Although best known as a tourist destination, with over 20 million visitors a year, the area has become a center for industries such as aerospace and defense, electro-optics and lasers, computer simulated training, computer networking and data management. In addition, motion picture production, professional and amateur sports, and distribution make the local economy more diverse each year. Many companies, including some in the Fortune 500, have chosen the Orlando area as a base for corporate, regional, and divisional headquarters. The area is also home to the University of Central Florida with an enrollment of 26,000, one of the fastest growing schools in the state university system, as well as Valencia Community College and Seminole Community College whose combined enrollment exceeds 90,000. Winter Park is home to Rollins College, the oldest college in Florida founded in 1885. According to The Orlando Sentinel newspaper, the greater metropolitan Orlando area is projected to be one of the fastest growing areas in the United States through the year 2000.

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

Consolidation within the banking industry, and in particular within Florida, has been dramatic. As of September 30, 1997, the four largest banking institutions in the state controlled approximately 67% of the bank deposits. In 1980, the four largest controlled less than 33% of the deposits.

Geographic deregulation also has had a material impact on the banking industry. Recent legislation in Florida and on the national level will remove most of the final barriers to interstate banking. Under Florida Law, bank holding companies are permitted to acquire existing banks across state lines. As of June 1, 1997, a bank holding company may now consolidate its interstate subsidiary banks into branches and merge with a bank in another state, depending on state laws.

Risk Factors

Readers should note, in particular, that this document contains forward-looking statements within the meaning of

Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. When used in this document, or in the documents incorporated by reference herein, the words "anticipate", "believe", "estimate", "may", "intend" and "expect" and similar expressions identify certain of such forward-looking statements. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. The considerations listed herein represent certain important factors the Company believes could cause such results to differ. These considerations are not intended to represent a complete list of the general or specific risks that may affect the Company. It should be recognized that other risks, including general economic factors and expansion strategies, may be significant, presently or in the future, and the risks set forth herein may affect the Company to a greater extent than indicated.

Lending Activities

General. The primary lending activity of the Company is the acquisition and, to a more limited extent, the origination of conventional loans for the purchase or construction of residential real property, which loans are secured by first liens on such property. Conventional loans are loans which are not insured by the Federal Housing Administration ("FHA") or partially guaranteed by the Veterans Administration ("VA"). Within this category, the largest portion of the Company's loans are made to homeowners on the security of single-family dwellings. The Company has also, to a lesser extent, made commercial real estate and consumer loans. The Company also makes SBA loans secured by real estate.

Loan Portfolio Composition. The Company's net loan portfolio, which is total loans plus premiums paid for loans purchased less loans in process, unearned discounts and loan origination fees and allowance for loan losses, totaled $121.9 million at December 31, 1997, representing 85.5% of total assets at such date. At December 31, 1996, the Company's total loan portfolio, net (excluding mortgage-backed securities) amounted to $112.5 million.

Residential mortgage loans comprise the largest group of loans in the Company's loan portfolio, amounting to $109.1 million or 88.1% of the total loan portfolio at December 31, 1997, of which approximately 98.7% are first mortgage loans and includes $3.2 million in loans for the construction of single-family homes and $.8 million which are either insured by the Federal Housing Administration ("FHA") or partially guaranteed by the Department of Veterans Administration ("VA"). The percentage of the Company's loan portfolio consisting of single-family residential real estate loans has remained stable during the past few years.

In addition, commercial real estate loans, including land loans, amounted to $12.9 million or 10.4% of the total loan portfolio, net at December 31, 1997. Commercial real estate loans consist of $12.4 million of loans secured by other non-residential property and $.5 million of loans secured by undeveloped land as of December 31, 1997. The percentage of the Company's loan portfolio consisting of such loans has, in the past five years, ranged from 21.0% of the total loan portfolio, in 1990, to 10.4% of the total loan portfolio in 1997. At December 31, 1997, consumer and other loans, consisting of installment loans and savings account loans, amounted to $1.3 million or 1.1% of the total loan portfolio.










             [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK.]

The following table sets forth information concerning the Company's loan portfolio by type at the dates indicated.


                                                                      At December 31,
                              -----------------------------------------------------------------------------------------
                                    1997                1996                1995               1994               1993
                              ----------------     ----------------   ----------------   -----------------   ----------------
                                       Percent             Percent            Percent             Percent             Percent
                              Amount   of Total    Amount  of Total   Amount  of Total   Amount   of Total   Amount   of Total
                              ------   --------    ------  --------   ------  --------   ------   --------   ------   --------
Mortgage loans:
     Permanent                 117,279   94.7%     109,012   94.8%     110,725   96.0%   103,659    92.2%    88,886     91.9%
     Construction                4,715    3.8%       3,795    3.3%       1,667    1.4%     1,342     1.2%     1,661      1.7%
        Total mortgage loans   121,994   98.5%     112,807   98.1%     112,392   97.9%   105,001    93.4%    90,547     93.6%

Consumer & other loans             746    0.6%          15    0.1%          18    0.2%       503     0.5%        58      0.6%
Commercial loans                   490    0.4%       1,350    1.2%       1,443    1.3%       891     0.8%        72      0.8%
Lines of credit                    570    0.5%           6    0.6%       1,259    1.1%     2,385     2.1%     4,744      4.9%
In substance foreclosure            -     -             -      -            -      -       3,592     3.2%        10      0.1%
                             --------- -------   ---------  ------   ---------  ------  --------   ------  --------    ------
        Total loans            123,800  100.0%     114,997  100.0%      115,274  100.0%  112,372   100.0%    96,712    100.0%

Premium on loans purchased       1,370               1,155                  987            1,460              1,128
Less:
     Loans in process            2,138               1,902                1,190              525                478
     Unearned discounts & loan
         origination fees           13                 170                  104              149                138
     Loans held for sale             -                  -                    -                -                  -
     Allowance for loan losses   1,110               1,533                2,061            1,975               1,850
                               ---------           ----------          ---------          -------            ---------

Net loans                      121,909              112,547             112,906           111,183              95,374
                               =======              =======             =======           =======            =========






Contractual Repayments. Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of loans is substantially less than their average contractual terms because of prepayments. In addition, due-on-sale clauses on loans generally give the Bank the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgages are substantially higher than current mortgage loan rates. As of December 31, 1997, the Bank had $4.7 million in construction loans, all of which mature in one year or less. Eight percent (8%) of such loans have fixed rates and 92% have adjustable rates.

Purchase, Origination, and Sale of Loans. Historically, Florida has experienced a rate of population growth in excess of national averages. However, the real estate development and construction industries in Florida have been sensitive to cyclical changes in economic conditions and the demand for and supply of residential units. The Company's real estate mortgage loan origination activities will be affected by changes in the real estate development and construction industries.

The Company's residential real estate loan volume has been primarily purchased since 1991. The Company generally purchases loan packages of $2.0 million to $10.0 million of single family residential mortgages which are primarily seasoned one-year ARM loans. Approximately 75% of the single family residential mortgages in the Company's loan portfolio are secured by properties located in Florida. While the Company prefers to purchase loan packages comprised of Florida real estate, because of pricing and the limited number of Florida loan packages that are available, the Company also purchases packages of seasoned loans outside of Florida, generally consisting of loans in Georgia, Ohio, South Carolina and Virginia. The loan packages undergo the same underwriting standards as are applied to loans which the Company originates.

The Company generally originates loans on real estate located in its primary lending area of central Florida. Residential mortgage loan originations by the Bank are attributable to depositors, other existing customers, advertising and referrals from real estate brokers, mortgage brokers and developers. The Company has authority within regulatory limitations to originate loans secured by real estate throughout the United States and has exercised this authority on a limited basis. The Bank's residential mortgage loans generally are originated to ensure compliance with documentation and underwriting standards which permit their sale to Fannie Mae and other investors in the secondary market. The Bank has engaged in the sale of whole loans and participations.

The Company utilizes the sale of fixed rate loans and purchases of ARM loans to improve its interest rate sensitivity and to ensure its future interest margin against adverse economic conditions created by rising interest rates. Sale of fixed rate loans can also provide liquidity and profits under certain market conditions.

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

The following table sets forth for the Bank total loans originated, purchased, sold and repaid during the periods indicated.

                                                                                   Year Ended December 31,
                                                            1997         1996      1995         1994      1993
                                                          ---------    --------   -------     --------   ------
                                                                                     (In Thousands of Dollars)
Originations:
  Real Estate Loans:
  Loans on existing property                               10,405        4,955       3,354      3,739       5,600
  Construction loans                                        2,758          621         186      1,466       1,500
  Commercial loans                                          2,308          663         100        148       1,196
  Lines of credit                                             409           -           74        154         933
  Consumer & other loans                                      285          515          47         54         275
                                                           ------      -------     --------    -------    --------
    Total loans originated                                 16,165        6,754       3,761       5,561       9,504
Purchases:                                                 23,675       25,082      29,005      36,913      22,880
                                                          -------      -------     -------     -------     -------
  Total loans originated & purchased                       39,840       31,836      32,766      42,474      32,384
Sales and principal reductions
  Loans sold                                               (2,241)     (7,761)     (2,561)     (4,620)     (30,422)
  Principal on loan reductions                            (28,796)    (24,351)    (27,296)    (22,194)     (30,127)
                                                          --------    --------    --------    --------     --------
    Total loans sold & principal reductions               (31,037)    (32,112)    (29,587)    (26,814)     (60,549)
                                                          --------    --------    --------    --------     --------

Increase (decrease) in loans receivable (before net items)    8,803        (276)     2,909     15,660      (28,165)
                                                           ========    =========   =======     ======       =======


Loan Underwriting Lending activities are subject to the bank's underwriting standards and loan origination procedures prescribed by the Board of Directors and management. Loan applications are obtained to determine the borrower's ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. The Company's lending policy for real estate loans generally requires that collateral be appraised by an independent, outside appraiser approved by the bank's board of directors.

Loans are approved at various management levels up to and including the Bank's Board of Directors, depending on the amount of the loan. Loan approvals are made in accordance with a Chart of Delegated Authority approved by the Board of Directors. Generally, loans less than $250,000 are approved by authorized officers or underwriters. Loans in excess of $250,000 to $350,000 require the concurrence of two or more authorized officers. Loans over $350,000 usually require approval by the Loan Committee or Board of Directors.

While the Company has always had underwriting standards and loan policies for its lending programs, the management team has established an internal and an external loan review process to ensure that the underwriting standards and loan policies are being followed.

General lending policies. The policy of the Company for real estate loans is to have a valid mortgage lien on real estate securing a loan and to obtain a title insurance policy which insures the validity and priority of the lien. Borrowers must also obtain hazard insurance policies prior to closing, and when the property is in a flood prone area, flood insurance is required. Most real estate loans also require the borrower to advance funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which disbursements are made for items such as real estate taxes and property insurance.

The Company is permitted to lend up to 100% of the appraised value of real property securing a mortgage loan. However, if the amount of a conventional, residential loan (including a construction loan or a combination construction and permanent loan) originated or refinanced exceeds 90% of the appraised value, the Company is required by federal regulations to obtain private mortgage insurance on that portion of the principal amount of the loan that exceeds 80% of the appraised value of the property. The Company will originate single family residential mortgage loans up to a 95% loan-to-value ratio if the required private mortgage insurance is obtained. Loans over 95% loan-to-value ratio, if originated, would be under special community support programs or one of the Federal Housing Administration, Veterans Administration or USDA Rural Housing Service or insurance programs. The loan-to-value ratio on a home loan secured by a junior lien generally does not exceed 100%, including the amount of the first mortgage on the collateral. With respect to home loans granted for construction or combination construction/permanent financing, the Company will lend up to 95% of the appraised value of the property on an "as completed" basis. The Company generally limits the loan-to-value ratio on multi-family residential and commercial real estate loans to 80% of value. Consumer loans are considered to be loans to natural persons for personal, family or household purposes, and these loans may be unsecured, secured by personal property or secured by liens on real estate which, when aggregated with prior liens, equals or exceeds the appraised value of the collateral property.

The maximum amount which the Company could have loaned to one borrower and the borrower's related entities at December 31, 1997 was approximately $1.68 million. The Company currently has one loan relationship in excess of this amount. See "Regulation."

Federal regulations also permit the Company to invest, in the aggregate, up to four times its regulatory capital in loans secured by non-residential or commercial real estate. At December 31, 1997, this limit allowed the Company to invest in non-residential or commercial real estate loans in an aggregate amount up to $44.9 million. Loans in the Company's loan portfolio secured by non-residential or commercial real estate totaled $12.9 million at such date.

Interest rates charged on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

Home Lending. The Company historically has been and continues to be primarily a purchaser and, to a lesser extent, an originator of one-to-four family residential real estate loans secured by properties located in the southeastern United States. The Company generally purchases loan packages of $2.0 million to $10.0 million of single-family residential mortgages comprised of seasoned one-year ARM loans. The loan packages undergo the same underwriting standards as are applied to loans which the Company originates. The Company currently originates fixed-rate residential mortgage loans and ARMS loans for terms of up to 30 years. As of December 31, 1997, $104.0 million or 84.0% of the Company's total loan portfolio consisted of one-to-four family residential real estate loans. As of such date, approximately $88.9 million, or 85.5%, of these loans were ARM loans and $15.1 million, or 14.5%, of the residential loans were fixed-rate.

The home loans with adjustable rate terms currently offered by the bank have interest rates that are fixed for a period of 1, 3 or 5 years and then after the initial period, the interest rate is adjusted annually based upon an index such as the yield on Treasury Securities adjusted to a one year maturity, plus a margin. Most of the Company's ARM lending programs limit the amount of any increase or decrease in the interest rate at each adjustment and over the life of the loan. Typical limitations are 2% at each adjustment with a limit of 6% over the life of the loan. The Company may offer ARMS with different annual and life of loan interest change limits, shorter or longer adjustment periods and different base indices as may be appropriate to meet market demand, portfolio needs, and the Company's interest rate risk management goals. While the Company usually offers an initial rate on ARM loans below a fully indexed rate, the loan is always underwritten based on the borrower's ability to pay at the interest rate which would be in effect after adjustment of the loan. Some ARM loans include features that allow the borrower, under special conditions, to convert the loan to a fixed rate at the then prevailing market rates.

ARM loans reduce the risks to the Company concerning changes in interest rates, but involve other risks because as interest rates increase, the borrower's required payments increase, thus increasing the potential for default. Marketability of real estate is also affected by the level of interest rates.

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

Construction Lending. The Company has and continues to offer adjustable and fixed rate residential construction loans to owners wishing to construct their primary residence and to selected builders/developers acceptable to the bank to build 1-4 family dwellings in the bank's primary market area. Loans to builders/developers are for homes that are pre-sold or are constructed on a speculative basis. Loans to builders for the construction of a home for which there is no end buyer at the time of construction are considered speculative loans. Construction loans to individuals usually are originated in connection with a permanent loan on the property (a construction/permanent loan). Construction- permanent loans typically provide for a construction term of six months to one year followed by the permanent loan term of up to 30 years. Speculative builder loans are typically for one year and provide for interest only payments during the loan term. The Company reviews the financial capacity of the builder, the experience and credit history of the builder, and present market conditions before approving speculative loans. Speculative loans to one builder are generally limited to a specific dollar amount in the aggregate. Loan advances to borrowers during construction are made on a percentage of completion basis, and funds are typically disbursed in four to six draws after an inspection is made by bank personnel and/or authorized independent inspectors and a written report of construction progress is received by the Company. At December 31, 1997 construction loans amounted to $4.7 million or 3.8% of the loan portfolio.

Loan advances to borrowers during construction are made on a percentage of completion basis, and funds are typically disbursed in four to six draws after an inspection is made by Company personnel and/or authorized independent inspectors and after a written report of construction progress is received. Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of construction cost and of the initial estimate of the property's value upon completion. During construction, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, funds may be required to be advanced beyond the amount originally committed to complete construction. If the estimate of value proves to be high, the Company may be confronted with a project having a value which is insufficient to assure full payment. Repayment of construction loans to builders of single family homes usually depends upon the builder successfully negotiating a sale for the property. Sales of homes are affected by market conditions and the supply and demand for such products.

Consumer and Other Loans. Federal regulations permit the Company to make secured and unsecured consumer loans up to 35% of the Bank's assets. Although the Company has few consumer loans, management considers consumer lending to be an important component of its future strategic plan. The Company makes various types of consumer loans, primarily home equity loans and second mortgages. Consumer loans are originated in order to provide a wide range of financial services to its customers and to create stronger ties to its customers and because the shorter term and normally higher interest rates on such loans help the bank increase the sensitivity of its interest earning assets to changes in interest rates and maintain a profitable spread between its average loan yield and its cost of funds. The terms of consumer loans generally range from one to ten years. Underwriting standards for consumer loans include an assessment of the applicant's payment history on other debts and ability to meet existing obligations and payments on the proposed loans. Although the applicant's creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, to the proposed loan amount. Consumer loans generally involve more credit risks than mortgage loans because of the type and nature of the collateral or absence of collateral. Consumer lending collections are dependent on the borrower's continuing financial stability, and are likely to be adversely affected by job loss, divorce and illness. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. In most cases, any repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance. The bank believes that the yields earned on consumer loans are commensurate with the credit risk associated with such loans. At December 31, 1997 consumer loans amounted to $1.3 million or 1.1% of the loan portfolio.

Multi-family and Commercial Real Estate Loans. Multi-family real estate loans are collateralized primarily by garden style apartments located in Florida. Commercial real estate loans are secured primarily by office, warehouse and retail business properties located in Florida. These types of loans amounted to $14.8 million or 11.95% of the total loan portfolio at December 31, 1997. These loans may be for an amortization term of up to 30 years but frequently include a maturity in 7 to 15 years. Commercial and multi-family loans are usually originated with an interest rate that adjusts based upon an index such as the prime rate or the yield on Treasury Securities adjusted to a maturity of 1, 3 or 5 years. The Company generally does not offer fixed rate commercial real estate or multi-family loans.

Loans secured by multi-family and commercial real estate are originated with loan-to-value not exceeding 80% of the appraised value of the properties. Loans on this type of collateral continue to be a part of the Company's future lending programs.

Loans secured by multi-family and commercial real estate are generally larger and involve a greater degree of risk than residential mortgage loans. Because payments on loans secured by multi-family and commercial property depend to a large degree on results of operations and management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. As of December 31, 1997 the bank had $.5 million in loans secured by land which is undeveloped or in the process of development. The Company will originate multi-family residential real estate, commercial real estate and business loans, and management estimates such lending will be between 5% and 10% of the bank's total loan portfolio in the future.

Business Loans with Government Guarantee. The Company originates loans where the principal balance is partially guaranteed by the U.S. Small Business Administration (SBA). The bank expects to continue to originate loans to small businesses with guarantee by the SBA or the U. S. Department of Agriculture
(USDA). These loans are underwritten consistent with the bank's policies but may include a higher loan relative to the value of collateral than commercial loans originated without a government guarantee. These lending programs help small businesses to develop and/or expand and are an important tool in helping meet the credit needs of the Company's lending area.

The Company is not a delegated SBA underwriter. Applications for SBA or USDA guaranteed or insured loans are carefully underwritten and include an analysis of the borrower's business plan, the value of collateral, financial capacity, the experience of the borrower and market conditions. After the Company's underwriting review, a complete application is submitted to the appropriate agency which in turn performs its own underwriting analysis and makes a credit decision authorizing guarantee or insurance of the loan. SBA usually guarantees up to 75% of a loan, and some programs of USDA provide guarantees up to 90% of the loan. Loans with government guarantees may be originated with fixed or adjustable rates; however, the bank usually originates loans with adjustable rate terms. Amortization terms for such loans are commensurate with the business purpose and expected life of the collateral. Real estate secured loans are usually offered for terms up to 25 years. SBA/USDA guaranteed loans are originated on fully amortizing terms without a shorter maturity date and balloon payment requirement. At December 31, 1997 SBA guaranteed loans amounted to $1.63 million or 1.3% of the total loan portfolio.

Income from Lending Activities. Fees are earned in connection with loan commitments and originations, loan modifications, late payments, changes of property ownership and for miscellaneous services related to its loans. The Company also receives fees for servicing loans sold to others. Income from these activities varies from period to period with the volume and type of loans originated, sold and purchased, which in turn is dependent upon prevailing mortgage interest rates and their effect on the demand for loans in the Company's market area.

Loan fees typically are charged at the time of loan origination and may be a flat fee or a percentage of the amount of the loan. Under current accounting standards such fees cannot typically be recognized as income and are deferred and taken into income over the contractual life of the loan, using a level yield method. If a loan is prepaid or refinanced, all remaining deferred fees with respect to such loan are taken into income at that time.

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

Non-performing Loans and Real Estate Owned. When a borrower fails to make a required payment on a loan, the Company attempts to collect the payment by contacting the borrower. If a payment on a loan has not been received by the end of a grace period (usually 15 days from the payment due date), notices are sent at that time, with follow-up contacts made thereafter. In most cases, the delinquencies are cured promptly. If the delinquency exceeds 90 days and is not cured through the Company's normal collection procedures, the Company will institute more formal measures to remedy the default, including the commencement of foreclosure proceedings. The Company will attempt to negotiate with the delinquent borrower to establish a satisfactory payment schedule.

If foreclosure is effected, the property is sold at a public auction in which the Company may participate as a bidder. If the Company is the successful bidder, the acquired real estate property is then included in the Company's "real estate owned" account until it is sold. The Company is permitted under federal regulations to finance sales of real estate owned by "loans to facilitate," which may involve more favorable interest rates and terms than generally would be granted under the bank's underwriting guidelines. At December 31, 1997 the Company had no loans to facilitate.

Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. As a matter of policy, the Company does not accrue interest on loans past due 90 days or more.

Real estate acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired, it is recorded at the lower of cost or fair value less costs to sell at the date of acquisition and any write-down resulting therefrom is charged to the allowance for losses on loans.
















              [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

The following table sets forth for the Company certain information regarding non-accrual loans and real estate owned, including in-substance foreclosures, the ratio as such loans and real estate owned to total assets as of the date indicated, and certain other related information. The Company did not have any troubled debt restructuring or accruing loans more than 90 days delinquent at any of the dates presented.

                                                                                             December 31,
                                                                         1997       1996        1995       1994      1993
                                                                       --------   --------    --------   --------   -----
                                                                                      (In Thousands of Dollars)

Non-accrual loans:
   Residential:
        Construction and land loans                                        -          548     2,035       1,025      1,081
        Permanent loans (1-4 units)                                     1,283         323       807       1,029        704
        All other mortgage loans                                           -           -        416         650      1,310
   Commercial loans                                                        -           47        -          -           -
   Consumer and other loans                                                -           73        69          77         30
   In-substance foreclosures                                               -           -         -        3,592        108
                                                                      -------      -------    ------      -----     ------
        Total non-accrual loans                                         1,283         991      3,327      6,373      3,233
                                                                        =====      =======    ======      =====      =====
        Total non-accrual loans to total loans                           1.0%        0.9%       2.9%       5.7%       3.3%
                                                                        =====        =====    ======     ======     ======
        Total non-accrual loans to total assets                          0.9%        0.7%       2.4%       4.1%       2.2%
                                                                       ======        =====    ======     ======     ======
        Total allowance for loss to total non-accrual loans             86.5%      154.7%      61.9%      31.0%      57.2%
                                                                       ======      =======     =====      =====      =====
Real estate owned:
   Real estate acquired by foreclosure                                 1,390        1,508      3,293      2,891        565
        Total real estate owned                                        1,390        1,508      3,293      2,891        565
                                                                       =====        =====      =====      =====        ===
        Total non-accrual loans and real estate owned to total assets   1.9%         1.8%       4.7%       6.0%       2.6%
                                                                        ====         ====       ====       ====       ====


If the non-accrual loans at December 31, 1997 had been current in accordance with their original terms for the entire year (or from the date of origination if originated during such period), the total interest income on such loans for the period ended December 31, 1997 would have been increased approximately $149,000.

The $1.28 million of non-accruing single-family residential permanent loans at December 31, 1997 consists of 18 loans. Such loans have an average loan balance of approximately $71,000 and no loan exceeds $181,000.

The Company had no non-accruing land acquisition and development loans at December 31, 1997.

At December 31, 1997, the Company had real estate owned of $1,389,900 acquired by foreclosure consisting of three single family properties with an average balance of $44,721, three vacant land properties zoned commercial with an average balance of $398,153, and one acquisition and development project with a balance of $106,000.

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

Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Company's allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance level based upon their judgment of the information available to them at the time of their examination.


The following table sets forth information with respect to activity in the Bank's allowance for loan losses during the periods indicated.

                                                                                     Year Ended December 31,
                                                                     -------------------------------------------------------
                                                                     1997         1996        1995          1994        1993
                                                                     ----         ----        ----          ----        ----
                                                                                     (In Thousands of Dollars)
Average loans outstanding, net                                     113,472      112,288      115,608      108,771      109,063
Allowance at beginning of year,                                      1,533        2,061        1,975        1,850        1,292
Charge offs:,
   Conventional loans                                                    -          794          267            4           27
   Construction loans                                                    -            -            -            -            -
   Commercial real estate loans                                        480          390          440          400            -
   Consumer loans                                                       50           39            -            5            5
                                                                    -------      ------     --------         ----       ------
        Total loans charged off                                         530       1,233          707          409           32
                                                                     ------       -----       ------         ----         ----
Recoveries                                                               14         267          14             3          -
                                                                       ----         ---          --        ------          ---
   Net charge-offs                                                      516         956         694           406           32
Provision for loan losses charged to operating expenses                  93         280         779           531          590
Transfer from allowance for real estate owned                             -         149           -            -            -
                                                                      -----  ----------   ---------     ---------    ---------
Allowance at end of year                                              1,110       1,533       2,061         1,975        1,850
                                                                      =====  ==========   =========     =========    =========

Ratio of net charge-offs to average loans outstanding                  .45%       0.85%       0.61%         0.37%        0.03%
                                                                     ------       -----       -----         -----        -----
Ratio of allowance to period-end total loans, net                      .91%       1.36%       1.83%         1.78%        1.94%
                                                                     ------       -----       -----         -----        -----
Period-end total loans, net                                         121,909     112,547     112,906       111,183       95,374
                                                                    -------     -------     -------       -------       ------




The following table represents information regarding the Bank's total allowance for losses as well as the allocation of such amounts to the various categories of loans. The allowance shown in the table below should not be interpreted as an indication that charge-offs in future periods will occur in these amounts or proportions or that the allowance indicates future charge-off amounts or trends.


                                                                      Year Ended December 31,
                                       1997              1996                1995                 1994               1993

                                         Percent of         Percent of           Percent of           Percent of         Percent of
                                          Loans to           Loans to             Loans to             Loans to           Loans to
                                 Amount Total Loans Amount Total Loans  Amount  Total Loans  Amount  Total Loans Amount Total Loans
                                 ------ ----------- ------ -----------  ------  -----------  ------  ----------- ------ -----------
                                                                                         (In Thousand of Dollars)
Residential real estate loans       413    86.5%        283    88.3%         415    86.1%        421      83.6%       983     72.6%
Commercial real estate loans
  (Including multi-family & land)   434    12.0%        946     9.8%       1,073    11.4%      1,318      13.1%       772     21.0%
Non-mortgage loans                  263     1.5%        304     1.9%         573     2.5%        236       3.3%        95      6.4%
                                   ----    -----     ------   ------       -----   ------      -----     ------    --------  ------
Total Allowance for loan losses   1,110   100.0%      1,533   100.0%       2,061   100.0%      1,975     100.0%     1,850    100.0%
                                  =====   ======      =====   ======       =====   ======     ======     ======     =====    ======

Mortgage-Backed Securities and Mortgage Derivatives

During 1994, the Company invested in a GNMA "Dollar Roll" consisting of a portfolio of mortgage-backed securities which were guaranteed as to principal and interest by the full faith and credit of the United States or insured or guaranteed by agencies of or corporations or entities chartered by the Federal government or have investment grade ratings issued by either of the top two rating agencies. The mortgage-backed securities owned by the Company were insured or guaranteed by the Government National Mortgage Association ("GNMA"). The securities were purchased for a period of 20 days and were sold on July 9, 1994, and at December 31, 1994, December 31, 1995, December 31, 1996 and December 31, 1997, the Company had no investment in mortgage-backed securities or mortgage derivatives.

The following table sets forth mortgage-backed securities purchased, sold and repaid during the periods indicated:

                                                                     Year Ended December 31,
                                                          1997     1996        1995       1994       1993
                                                          ----     ----        ----       ----       ----
                                                                   (In Thousands of Dollars)
Purchases                                                   -         -          -       4,647       4,521
Sales                                                       -         -          -       4,124       2,416
Principal reductions, net                                   -         -          -          13       2,105
                                                        -------   -------    --------   --------    ------
Increase (decrease) in mortgage-backed securities           -         -          -           -          -
                                                        =======   =======    ========   ==========  ======


Investment Activities

The Company's investment portfolio currently consists of $9,669,955 in bonds issued by the Federal Home Loan Bank. The Company purchases securities to meet regulatory liquidity requirements, to invest excess funds resulting from excess liquidity and to leverage capital through the use of borrowed funds. All of the securities held at December 31, 1997 meet the liquidity requirements of the Office of Thrift Supervision.

The Company's investment in obligations of U.S. government agencies consist of dual indexed bonds issued by the Federal Home Loan Bank. At December 31, 1997, the bonds had a market value of $9,726,532 and gross unrealized losses of $623,468. The bonds have a par value of $10,350,000 and pay interest based on the difference between two indices. All of the bonds pay interest at the10 year constant maturity treasury rate less the 3 month or 6 month LIBOR rate plus a contractual amount ranging from 2.75% to 4.00%. The Company purchased the bonds to offset some of its risk related to its portfolio of adjustable rate mortgages and, as such, subjects the Company to a certain degree of market risk as the indices change with prevailing market interest rates. Generally, when short term interest rates are low and the yield curve is in a normal slope, i.e., long term interest rates higher than short term interest rates, the bonds will have a yield that is above the yields on other agency securities of three or six month maturities, however, the Company's portfolio of adjustable rate mortgage ("ARM") loans will have yields that are declining due to the adjustment on these loans being based on a short term index, primarily the one year CMT. When short term rates are high and the yield curve is flat or inverted, the bonds will have yields that are generally lower than the yields on other agency securities of three or six month maturities, however, the Company's ARM loans will have yields that are increasing since their adjustment is based on a short term index, primarily the one year CMT. As a result, the yields on the dual indexed bonds generally move in an inverse relationship to the movement in yields on the Company's ARM loans and as a result, offset some of the risk related to the movement of interest rates in the loan portfolio. The risk associated with changes in the indices is that when the yield curve is flat, the bonds will generally have yields that are below the yields on bonds that mature or reprice in three or six months unless the general level of rates is very low in which case the margin on the bonds would reduce or mitigate the effects of a flat yield curve. If the yield curve is inverted, the bonds will generally have below market yields. The Company does not currently have any investments in hedges to offset the market risk for these securities. The effective rates earned for the portfolio of dual indexed bonds for 1995, 1996, and 1997 were, 5.43%, 3.98%, and 4.29% respectively. Market values for all securities were calculated using published prices or the equivalent at December 31, 1997.

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

At December 31, 1997, 1996, and 1995, the Bank had $3,547,948,  $6,284,377,  and
$7,000,000, respectively, in investments securities pledged to the Federal Home Loan Bank as collateral under its short-term credit agreement with the Bank. On November 30, 1995 the Company reclassified its entire portfolio of Federal Home Loan Bank bonds from the held to maturity category to the available for sale category, in accordance with the guidance issued by the Financial Accounting Standards Board (FASB), which permitted the one-time opportunity to reassess the designations of all securities between November 15, 1995 and December 31, 1995. The transfer resulted in an increase in the unrealized loss on investment securities available for sale, net (of the effect of income taxes) account, a component of stockholders' equity, to $1,291,699 at November 30,1995. During December 1995, the Company sold $7,250,000, par value, of the Federal Home Loan Bank bonds maturing in 2003, at a gross loss of $942,500, which decreased the unrealized loss on investment securities available for sale, net (of the effect of income taxes) account in stockholder's equity to $779,872 at December 31, 1995. On April 1, 1996, the Company transferred $7,000,000 par value of the Federal Home Loan Bank bonds maturing in 2003 from the available for sale to the held to maturity category, and during November, 1996, the Company sold $1,000,000 par value of the Federal Home Loan Bank bonds that mature in 1998 at a gross loss of $12,344. During 1997, the Company sold $5,750,000 par value of the Federal Home Loan Bank bonds that mature in 1998 at a gross loss of $125,625.

The Company must maintain minimum liquidity levels specified by the OTS which vary from time to time. The Company complies with such requirement primarily by maintaining a significant amount of funds in interest-bearing deposits at the FHLB of Atlanta and with the qualifying unpledged bonds in the investment portfolio that have maturities of 5 years of less. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources." Liquidity may increase or decrease depending upon the yields available on investment opportunities and upon management's judgment as to the attractiveness of such yields and its expectation of the level of yields that will be available in the future. The Company also has an investment in the common stock of the FHLB of Atlanta in order to satisfy the requirement for membership in such FHLB.

The following table sets forth the carrying value of the Bank's total investments and liquidity as of the dates indicated.

                                                                              December 31,
                                                          -----------------------------------------------------
                                                          1997        1996          1995        1994       1993
                                                          ----        ----          ----        ----       ----
                                                                             (In Thousands of Dollars)
Short-term investments:
   Interest-bearing deposits                              3,556       4,837            51        6,861     6,221
Debt securities:
   FHLB Notes                                             9,670      15,048        15,918       24,257    24,353
   Orange County tax certificates                             -           6            19          44        135
Mortgage-backed securities                                    -           -             -           -          -
ARM mutual fund                                               -           -             -           -     12,048
Equity securities:
   FHLB stock                                             1,428       1,253         1,853       1,975      2,815
                                                          -----       -----         -----       -----     ------
   Total investment portfolio                            14,654      21,144        17,841      33,137     45,572
                                                         ======      ======        ======      ======     ======


Sources of Funds

General. Deposits are the primary source of the Company's funds for use in lending and for other general business purposes. In addition to deposits, the Company obtains funds from normal loan amortization and prepayments and from operations. Contractual loan payments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general market interest rates and economic conditions. Borrowings are also used on a short-term basis to compensate for seasonal or other reductions in normal sources of funds.

Borrowings may also be used on a longer term basis to support expanded lending or investment activities. At December 31, 1997, the Bank had $23.0 million in FHLB Advances outstanding which are due in one year or less.

Deposits. Due to changes in regulatory and economic conditions in recent years, the Company has increasingly emphasized deregulated fixed-rate certificate accounts and other types of deposits. The Company has a number of different programs designed to attract both short-term and long-term deposits of the general public by providing an assortment of accounts and rates. These programs include statement savings accounts, NOW accounts, MMDAs and certificates of deposit currently ranging in terms from 91 days to 120 months.

The Company's deposits are obtained from residents in its primary market area and, to a much lesser extent, nationwide via a computer network and the principal methods used by the Company to attract "in market" deposit accounts include offering a wide variety of services and accounts, competitive interest rates and a convenient office location, including access to automated teller machines ("ATMs"). The Company currently operates no ATM's but issues cards which have access to the Honor(R) and other shared ATM networks. The Company utilizes very few brokered deposits and at times seeks some negotiated rate certificates of deposit less than $100,000 through the CD Network(R) which electronically allows the Company to display its rates on certificates to individual investors nationwide. Company personnel then deal directly with investors who telephone or write for information concerning certificates of deposit.

The following table shows the distribution of, and certain other information relating to, the Company's deposits by type as of the dates indicated.

                                                                             December 31,
                              -----------------------------------------------------------------------------------------------------
                                      1997                  1996                 1995                 1994              1993
                              -----------------------------------------------------------------------------------------------------
                                          Percent               Percent              Percent             Percent            Percent
                                             of                   of                   of                  of                  of
                              Amount      Deposits   Amount     Deposits    Amount   Deposits   Amount   Deposit   Amount  Deposits
Non-interest bearing commercial
    checking accounts             126        .1          59         .1         209       .2       257       .3        776       1.0
Regular savings accounts        1,035       1.0       1,364        1.3       2.158      2.0     4,234      4.2      8,932      11.4
MMDA's                          7,246       6.9       7,429        7.0       6,601      6.1     9,247      9.1        822       1.0
NOW accounts                      890        .9         654         .6         675       .6       857       .8      1,213       1.5
                                -----        --      ------         --      ------       --   -------      ---     ------     -----
    Subtotal                    9,297       8.9       9,506        9.0       9,643      8.9    14,595     14.4     11,743      24.9
                                -----       ---       -----        ---       -----      ---    ------     ----     ------      ----
Certificate of Deposit:
   1.00% to 3.99%                 443        .4         499         .5       1,219      1.0     5,431      5.4     36,857      46.8
   4.00% to 4.99%               1,150       1.1       3,077        2.9       2,171      2.0    29,421     29.0     23,558      29.9
   5.00% to 5.99%              79,490      75.8      78,123       73.5      54,847     49.9    29,165     28.7      4,845       6.2
   6.00% to 7.99%              14,504      13.8      14,910       14.0      41,311     37.6    22,859     22.5      1,675       2.1
   8.00% to 9.99%                   -         -           -          -           -        -        46        -         50        .1
                            ----------  -------    ---------   -------    ---------  ------   -------  -------     ------    ------
     Total Certificates of D   95,587      91.1      96,609       91.0      99,548     90.5    86,922     85.6     66,985      85.1
                               ------      ----     -------       ----      ------     ----    ------     ----     ------      ----

Total Deposits                104,884     100.0     106,115      100.0     109,191    100.0   101,517    100.0     78,728     100.0
                              =======     =====     =======      =====     =======    =====   =======    =====     ======     =====



The following table shows the average amount of and the average rate paid on each of the following categories during the periods indicated.

                                                                         December 31,
                              -----------------------------------------------------------------------------------------------------

                                      1997                  1996                1995               1994                 1993
                                      ----                  ----                ----               ----                 ----

                              Average     Average   Average    Average   Average   Average  Average    Average   Average    Average
                              Balance      Rate     Balance      Rate    Balance    Rate    Balance     Rate     Balance      Rate
                              -------      ----     -------      ----    -------    ----    -------     ----     -------      ----

MMDA's, NOW and non-interest
  bearing commercial checking
  accounts                      8,174      3.69%      7,722      3.44%     7,587    3.56%     8,629     3.11%      4,998     1.03%
Regular savings                 1,286      2.57%      1,641      2.62%     2,975    3.09%     6,227     3.40%     15,529     3.05%
Certificates of Deposit        95,652      5.67%     97,042      5.62%    99,716    5.88%    77,333     4.30%     58,402     4.26%
                               ------      -----     ------      -----    ------    -----    ------     -----     ------     -----

Total Deposits                105,112      5.48%    106,405      5.41%   110,278    5.63%    92,190     4.12%     78,929     3.90%
                              =======      =====    =======      =====   =======    =====    ======     =====     ======     =====

The variety of deposit accounts offered by the Company has increased the Company's ability to retain deposits and has allowed it to be competitive in obtaining new funds, although the threat of disintermediation (the flow of funds away from savings institutions into direct investment vehicles such as government and corporate securities) still exists. Newer types of accounts, however, have been more costly than traditional accounts during periods of high interest rates. The Company's ability to attract and retain deposits and the Company's cost of funds have been, and will continue to be, significantly affected by market conditions.

Management periodically reviews rates offered by other savings institutions in its market area and will adjust the rates it offers to be competitive with such institutions. The Company has generally had to price its deposit products competitively to attract deposits. The $18.7 million decrease in 1993 resulted from the sale of the Bank's Amelia Island branch. During the year ended December 31, 1996 the Company's deposits decreased $3.1 million and for the year ended December 31, 1997, deposits decreased by $1.2 million.

The following table sets forth the net deposit flows of the Bank during the periods indicated.

                                                                   Year Ended December 31,
                                                     ----------------------------------------------------
                                                       1997       1996      1995       1994       1993
                                                       ----       ----      ----       ----       ----

Net increase (decrease) before interest credited      (5,006)    (6,675)   10,530     23,902     (18,585)
Less:
  Interest credited                                    3,777      3,599     2,945      1,113       892
                                                       -----      -----     -----      -----       ---
Net deposit increase (decrease)                       (1,229)    (3,076)    7,585     22,789     (18,693)
                                                      =======    =======    =====     ======     ========



Borrowings. The Company is permitted to obtain advances from the FHLB of Atlanta, upon the security of the capital stock of the FHLB of Atlanta it owns and certain of its home mortgage loans and other assets (principally, securities which are obligations of, or guaranteed by, the U.S. government or agencies thereof), provided certain standards related to creditworthiness have been met. Such advances may be made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities, and the FHLB of Atlanta prescribes the acceptable uses to which the advances pursuant to each program may be made as well as limitations on the size of such advances.
Depending on the program, such limitations are based either on a fixed percentage of the Company's regulatory capital or its liability for shares and deposits or on the FHLB's assessment of the Company's creditworthiness. The FHLB is required to review its credit limitations and standards at least once every six months. Prepayment of FHLB of Atlanta advances would incur prepayment penalties. At December 31, 1997, the Company had $23.0 million in borrowings outstanding and at December 31, 1996, the Company had $24.8 million in borrowings outstanding.

The following is an analysis of the advances from the Federal Home Loan Bank:

           Amounts outstanding at December 31, 1997:
           --------------------------------------------------------------------

           Maturity Date         Rate             Amount         Type
           -------------         ----             ------         ----

           12/02/98              6.50%       $    5,500,000      Variable Rate
           03/04/98              6.02%            2,500,000      Fixed Rate
           06/30/98              6.00%            5,000,000      Fixed Rate
           09/15/98              6.12%            5,000,000      Fixed Rate
           10/16/98              5.88%            5,000,000      Fixed Rate
                                 -----            ---------

           Total                 6.12%        $  23,000,000
                                 =====           ==========

           Amounts outstanding at December 31, 1996:
           -----------------------------------------

           Maturity Date         Rate             Amount        Type
           -------------         ----             ------        ----

           12/31/97              6.95%       $    4,800,000      Variable Rate
           06/28/97              6.01%            5,000,000      Fixed Rate
           09/16/97              6.01%            5,000,000      Fixed Rate
           10/16/97              5.86%            5,000,000      Fixed Rate
           09/15/98              6.12%            5,000,000      Fixed Rate
                                 -----            ---------

           Total                 6.18%        $  24,800,000
                                 =====           ==========


Variable rate advances reprice daily and may be repaid at any time without penalty. Fixed rate advances incur a prepayment penalty if repaid prior to maturity, and the interest rate is fixed for the term of the advance.



           Amounts outstanding at:
           ------------------------------------------------------------------------------------------------------
                                     1997                                               1996
           ------------------------------------------------------            ------------------------------------

           Monthend           Rate            Amount          Monthend            Rate               Amount
           --------           ----            ------          --------            ----               ------
           01/31/97           5.93%       24,800,000          01/31/96            6.12%          20,500,000
           02/28/97           5.90%       27,300,000          02/29/96            5.81%          19,300,000
           03/31/97           6.15%       27,250,000          03/31/96            5.77%          22,300,000
           04/30/97           5.99%       27,250,000          04/30/96            5.77%          23,300,000
           05/31/97           6.00%       23,250,000          05/31/96            5.74%          24,700,000
           06/30/97           6.02%       23,500,000          06/30/96            5.80%          25,500,000
           07/31/97           6.00%       23,500,000          07/31/96            5.93%          22,800,000
           08/31/97           6.00%       22,500,000          08/31/96            5.78%          24,100,000
           09/30/97           6.15%       24,000,000          09/30/96            6.05%          25,000,000
           10/31/97           5.96%       24,250,000          10/31/96            5.98%          24,200,000
           11/30/97           5.97%       23,000,000          11/30/96            6.01%          23,800,000
           12/31/97           6.12%       23,000,000          12/31/96            6.18%          24,800,000


During the twelve-month periods ended December 31, 1997 and December 31, 1996, average advances outstanding totaled $23.2 million and $23.5 million at an average rate of 6.04% and 5.43%, respectively.

Advances from the FHLB are collateralized by loans, securities, and FHLB stock that totaled approximately $31.1 million, $3.5, and $1.4 million, respectively at December 31, 1997.


Expansion Plans

As a result of raising additional capital in the fourth quarter of 1997, Federal Trust plans to expand the Bank's operations by branching in the greater Orlando market area. Management expects to open the first branch in the second or third quarter of 1998. The ability to branch is subject to approval by the OTS. The OTS considers factors such as earnings, capital, management and Community Reinvestment Activities prior to approving branch applications.

Employees

At December 31, 1997, the Holding Company had no full-time employees and the Bank had 27 full-time employees. Management considers its relations with its employees to be excellent.

Federal Trust currently maintains a comprehensive employee benefit program providing, among other benefits, hospitalization and major medical insurance, long-term disability insurance, life insurance, and education assistance. In addition, during 1997 the bank began offering its employees a 401k Plan. Such employee benefits are considered by management to be generally competitive with employee benefits provided by other major employers in Federal Trust's market areas. Federal Trust's employees are not represented by any collective bargaining group.

Other Subsidiaries

At December 31, 1997, the Company had no subsidiaries other than Federal Trust Bank.

Total Equity Investments at December 31, 1997

         Federal Trust Bank                 $10,803,793

Thrift Subsidiaries

Current OTS regulations permit a thrift to invest up to 3% of its assets in service corporations, provided any investment in excess of 2% must serve primarily community, inner city or community development purposes. In addition, a thrift can invest up to 20% of its net worth in conforming loans to service corporations if net worth is equal to the minimum net worth requirement of the thrift and scheduled items do not exceed 2.5% of specified assets. At December 31, 1997, the Bank had one subsidiary, FTB Financial Services, Inc.("FTBFS"), that commenced operations in 1996. FTBFS is engaged in the business of selling non-FDIC insured annuities, and its operations in 1997 were minimal.

Legal Proceedings

There are no material pending legal proceedings to which Federal Trust or the Bank or any other subsidiary of Federal Trust is a party or to which any of their property is subject.

Asset Sales

Sale of Federal Trust Properties Corporation. Pursuant to a Purchase Agreement dated June 30, 1996 the Company sold all of the stock of Federal Trust Properties Corporation to an unaffiliated party for $425,354 consisting of $60,000 in cash, a note for $60,000 which was due and paid on August 8, 1996, a note for $230,354 that was paid on September 2, 1997, and three notes for $25,000 each, due December 31, 1998, 1999 and 2000, respectively. In addition, the Company is renting the quarters it previously occupied to FTPC on a month to month basis, and plans to sub-lease the space to a long term tenant. No gain or loss was recognized on the sale.

Dissolution of 1270 Leasing Company. The Company dissolved 1270 LC on September 26, 1996, as it was no longer necessary to maintain the entity for purposes of the lease on the office space previously occupied by the Company.

Regulatory and Supervisory Actions

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

                                    TAXATION
Federal

Federal Trust files a consolidated calendar tax year federal income tax return on behalf of itself and its subsidiaries. The Bank and the other companies report income and expense for income tax purposes under the accrual method of accounting.

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

Until 1996, savings institutions that met certain definitional tests and other conditions prescribed by the Internal Revenue Code of 1986 (the "Code") relating primarily to the composition of their assets and the nature of their business activities, were, within certain limitations, permitted to establish and deduct additions to reserves for bad debts in amounts in excess of those which would otherwise be allowable on the basis of actual loss experience. A qualifying savings institution could elect annually to compute the addition to its bad debt reserve for qualifying real property loans (generally, loans secured by interests in improved real property) using the more favorable of the following methods: (i) a method based on the institution's actual loss experience (the "experience method") or (ii) a method based on specified percentage of the institution's taxable income (the "percentage of taxable income method"), and not be bound by the election in any subsequent year. The addition to the reserve for nonqualifying loans was required to be computed under the experience method and reduced by the current year's addition to the reserve for losses on nonqualifying loans, unless that addition also was determined under the experience method. The aggregate of the additions to each reserve for each year was Federal Trust Bank's annual bad debt deduction. For years preceding 1996, Federal Trust Bank utilized either the percentage of taxable income method or the experience method in computing the tax-deductible addition to its bad debt reserves.

If the percentage of Federal Trust Bank's specified qualifying assets (generally, loans secured by residential real estate or deposits, banker's acceptances, educational loans, cash, government obligations and certain certificates of deposit) were to fall below 60% of total assets, Federal Trust Bank would not be eligible to claim further bad debt reserve deductions and would recapture into income all previously accumulated excess bad debt reserves. At December 31, 1996 and 1997, Federal Trust Bank's qualifying assets were in excess of 60% of total assets.

The Small Business Job Protection Act of 1996 repealed the percentage of taxable income method of accounting for bad debts for tax years beginning after 1995. Federal Trust Bank switched solely to the experience method to compute its bad debt deduction in 1996 and future years. Federal Trust Bank is required to recapture into taxable income the portion of its bad debt reserves that exceed its bad debt reserves calculated under the experience method from the bank's inception. Accordingly, Federal Trust Bank will have to recapture approximately $70,000 of bad debt reserves as a result of this change in law.This will not have an effect on the consolidated financial statements as deferred taxes have already been provided for.

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

State

The State of  Florida  imposes  a  corporate  income/franchise  tax on banks and thrift institutions which subjects the Florida taxable income of such institutions to a 5.5% tax (or, if greater, an alternative minimum tax equal to 3.3% of alternative minimum taxable income). Florida taxable income is substantially similar to federal taxable income less $5,000, except that it includes interest income on obligations of any state or political subdivision thereof which is not otherwise exempt under Florida laws, and net operating losses cannot be carried back to prior taxable years. The Florida income/franchise tax may be reduced by a credit equal to the lesser of (i) intangible tax paid or (ii) 65% of the sum of the franchise tax due before the credit and the emergency excise tax due. The Florida franchise tax is deductible in determining federal taxable income.


                           REGULATION AND SUPERVISION

General

The banking industry is highly regulated with numerous federal and state laws and regulations governing its activities. As a savings and loan holding company, Federal Trust is subject to examination and the regulations of the OTS as provided under the Home Owners Loan Act, as amended ("HOLA"). In addition, Federal Trust is a reporting company and files its Forms 10-Q and Forms 10-K with the SEC, pursuant to Section 15(d) of the Exchange Act. As a Florida Corporation, Federal Trust is also subject to the Florida Business Corporations Act ("Act") and the regulation of the Florida Department of State under its authority to administer and implement the Act.

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

The OTS also has established certain rebuttable control determinations. An acquiror must file for approval of control with the OTS or file to rebut the presumptions before surpassing a rebuttable control level of ownership. To rebut the presumption, the acquiror must file a submission with the OTS setting forth the reasons for rebuttal. The submission must be filed when the acquiror acquires more than 25% of any class of voting stock of the savings bank and when they have any of the control factors enumerated in 12 C.F.R. Section 574.4(c) which include but are not limited to: (1) the acquiror would be one of the two largest shareholders of any class of voting stock; (ii) the acquiror and/or the acquiror's representative or nominees would constitute more than one member of the savings bank's board of directors; and (iii) the acquiror or nominee or management official of the acquiror would serve as the chairman of the board of directors, chairman of the executive committee, chief executive officer, chief operating officer, chief financial officer, or in any similar policy making authority in the savings bank.

A rebuttable presumption of concerted action will occur but is not limited to these situations: (1) a person will be presumed to be acting in concert with members of the person's immediate family (which includes a person's spouse, father, mother, children, brothers, sisters and grandchildren; the father, mother, brother and sisters of the person's spouse; and the spouse of the person's child, brother or sister); (2) persons will be presumed to be acting in concert with each other where: (1) both own stock in a savings bank and both are also management officials, controlling shareholders, partners, or trustees of another company; or (ii) one person provides credit to another or is instrumental in obtaining financing for another person to purchase stock of the savings bank; and (3) a person will be presumed to be acting in concert with any trust for which such persons or company serves as a trustee.

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

Payment of Dividends. Federal Trust is a legal business entity separate and distinct from the Bank. To date, the principal source of cash flow of Federal Trust, including cash flow to pay cash dividends, has been dividends from the Bank. There are statutory and regulatory limitations on the payment of dividends by the Bank. In general, the ability of the Bank to pay a dividend to Federal Trust is governed by the OTS's capital distribution regulation. The OTS regulation establishes three tiers of savings institutions based primarily on an institution's capital level. A savings institution that exceeds all fully phased-in capital requirements before and after the proposed capital distribution ("Tier 1 association") and has not been advised by the OTS that it is in need of more than normal supervision could, after prior notice but without the approval of the OTS, make capital distribution during a calendar year equal to the greater of: (i) 100% of its net income to date during the calendar year, plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of the savings institution's net income for the previous four quarters. Any additional capital distributions require prior regulatory approval. Because the Bank is currently operating under an OTS Order, the Bank is considered a Tier 2 association and is required to obtain OTS approval before it can make a capital distribution to the Holding Company. A Tier 2 association may make capital distributions of between 25% and 75% of its net income over the most recent four-quarter period, depending on its risk-based capital level. The OTS can prohibit a proposed capital distribution by a savings institution, which would otherwise be permitted by the regulation if the OTS determines that such distribution would constitute an unsafe or unsound practice. The Bank did not make a capital distribution to Federal Trust in 1997.

According to the holding company's Order, Federal Trust cannot request dividends from the Bank without written permission from the OTS. It is unlikely that the Bank will be permitted to pay a dividend to Federal Trust while the Cease and Desist Orders are in effect.

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

Prompt and Corrective Action. The FDICIA required the federal banking regulatory agencies to set certain capital and other criteria which would define the category under which a particular financial institution would be classified. The FDICIA imposes progressively more restrictive constraints on operations, management, and capital distributions depending on the category in which a financial institution is classified. Among other things, the regulations define the relevant capital measures for the five capital categories. (well capitalized, adequately capitalized, undercapitalized, significantly under capitalized and critically under capitalized). For example, a savings institution is deemed to be "well capitalized" if it has a total risk-based capital ratio (total capital to risk-weighted assets) of 10% or greater, a Tier 1 risk- based capital ratio (Tier 1 capital to risk-weighted assets) of 6% or greater, and a Tier 1 leverage capital ratio (Tier 1 capital to adjusted total assets) of 5% or greater, and is not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure. The OTS has also established minimum tangible and minimum leverage capital requirements for savings institutions. These requirements provide for a minimum ratio of tangible capital of not less than 1.5% of the savings institutions adjusted total assets. Tangible capital is defined as core capital minus any "intangible assets (as defined by the regulation). The minimum leverage capital (as defined by the regulation) ratio established by the regulation is 3% of adjusted total assets.

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

Capital Requirements. Both OTS and FDIC have promulgated regulations setting forth capital requirements applicable to depository institutions. The OTS capital regulations require savings institutions to meet three capital standards: (i) a 1.5% tangible capital ratio (defined as the ratio of tangible capital to adjusted total assets); (ii) a 3% leverage (core capital) ratio (defined as the ratio of core capital to adjusted total assets); and, (iii) an 8% risk-based capital standard as defined below. Core capital is defined as common stockholder's equity (including retained earning), certain noncumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries, certain goodwill and certain mortgage servicing rights less certain intangible assets, mortgage servicing rights less certain intangible assets, mortgage servicing rights and investments in nonincludable subsidiaries. Tangible capital is defined in the same manner as core capital, except that all intangible assets (excluding certain mortgage servicing rights) must be deducted. Adjusted total assets is defined as GAAP total assets, minus intangible assets (except those included in core capital). The OTS regulations also require that in calculating the leverage ratio, tangible and risk- based capital standards, savings institutions must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank. The Bank currently has one subsidiary, FTB Financial Services, Inc., which is in the business of selling non-FDIC insured annuities.

The OTS risk-based capital standard for savings institutions requires that total capital (comprised of core capital and supplementary capital) be at least 8% of risk-weighted assets. In determining risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. Generally, zero weight is assigned to risk- free assets, such as cash and unconditionally guaranteed United States government securities. A weight of 20% is assigned to, among other things, certain obligations of United States government-sponsored agencies (such as the FNMA and the FHLMC) and certain high quality mortgage-related securities. A weight of 50% is assigned to qualifying mortgage loans and certain other mortgaged-related Securities, repossessed assets and assets that are 90 days or more past due. The components of core capital are equivalent to those discussed above. The components of supplementary capital include permanent capital instruments (such as cumulative perpetual preferred stock, mandatory convertible subordinated debt and perpetual subordinated debt), maturing capital instruments (such as mandatory convertible subordinated debt and intermediate-term preferred stock) and the allowance for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital.

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

On August 16, 1996, the OTS and the other federal banking agencies jointly proposed to revise their respective risk- based capital rules relating to treatment of certain collateralized transactions. These types of transactions generally include claims held by banks (such as loans and repurchase agreements) that are collateralized by cash or securities issued by the U.S. Treasury or U.S. Government agencies. If adopted, the proposal would permit certain partially collateralized claims to qualify for the 0% risk category. To qualify for the 0% risk category, the portion of the claim that will be continuously collateralized must be specified either in terms of dollar amount or percentage of the claim. For off-balance-sheet derivative contracts, the collateralized portion of the transaction could be specified by dollar amount or percentage of the current or potential future exposure.

The OTS incorporated an interest-rate component as part of the calculation of a savings institution's regulatory capital. Savings institutions with "above normal" interest-rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest-rate risk is measured by the decline in the net portfolio value of its assets (i.e. the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates (except when the three-month Treasury bond equivalent yield falls below 4%, then the decrease will be equal to one-half of that

Treasury rate) divided by the estimated economic value of the savings institution's assets, as calculated in accordance with guidelines set forth by the OTS. A savings institution whose measured interest-rate risk exposure exceeds 2% must deduct an interest-rate component in calculating its total capital under the risk-based capital rule. The interest-rate risk component is an amount equal to one-half of the difference between the savings institution's measured interest-rate risk and 2%, multiplied by the estimated economic value of the savings institution's assets. That dollar amount is deducted from the savings institution's total capital in calculating compliance with its risk-based capital requirement. The interest rate-risk rule includes an assessment of exposure to declines in the economic value of a savings institution's capital due to changes in interest rates. Under the rule, there is a three-quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. Each quarter, the OTS calculates a savings institution's interest-rate risk exposure and advised the savings institution of any interest-rate risk capital component resulting from greater than "normal" exposure. The rule also provides that the Director of the OTS may waive or defer a savings institution's interest-rate risk component on a case by case basis. The OTS, however, has postponed the effective date of the interest rate component as a part of the calculation of a savings institution's risk-based capital requirement.

As of December 31, 1997, the Bank's interest rate-risk exposure, according to OTS calculations, would not have been above the threshold requiring an additional capital component.

The FDICIA also required that the OTS (and other federal banking agencies) revise the risk-based capital standards with appropriate transition rules to take into account concentration of credit risks and risks of nontraditional activities. The regulations explicitly identify concentration of credit risk and other risks from nontraditional activities, as well as an institution's ability to manage these risks, as important factors in assessing an institution's overall capital adequacy. These regulations do not contain any specific mathematical formulas or capital requirements.

At December 31, 1997, the Bank met each of its capital requirements, in each case on a fully phased-in basis. The following table sets forth the regulatory capital calculations of the Bank at December 31, 1997:

                               Tangible                  Core                  Risk-Based
                               --------                  ----                  ----------

                                       Percent                 Percent                  Percent
                                         of                      of                       of
                         Amount        Assets    Amount        Assets   Amount          Assets
                         ------        ------    ------        ------   ------          ------

Regulatory Capital    $11,055,454       7.77% $11,055,454       7.77% $12,062,756       14.99%
Requirement           $ 2,135,168       1.50% $ 4,270,336       3.00% $ 6,438,476        8.00%
Excess                $ 8,920,286       6.27% $ 6,785,118       4.77% $ 5,624,280        6.99%



Standards  for  Safety  and  Soundness.  The  FDICIA,  as  amended by the Reigle
Community Development and Regulatory Improvement Act of 1994, requires each federal banking agency to prescribe for all insured depository institutions and their holding companies standards relating to internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, and compensation, fees and benefits and such other operational and managerial standards as the agency deems appropriate. The OTS and the other federal banking agencies adopted a rule establishing deadlines for the agencies to submit and review safety and soundness compliance plans and Interagency Guidelines Establishing Standards for Safety and Soundness. The guidelines require savings institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution's business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate-risk exposure, and asset growth. The guidelines further provide that savings institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and that they should take into account factors such as compensation practices at comparable institutions. In October 1996, the federal banking agencies jointly adopted asset quality and earning standards to be added to the Interagency Guidelines.

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

Insurance of Deposit Accounts. The FDIC is the administrator for the SAIF and the Bank Insurance Fund ("BIF"), independently setting insurance premiums for each Fund. The Bank's deposit accounts are insured by the SAIF which is administered by the FDIC. The Federal Deposit Insurance Act required the FDIC to increase the reserves of the SAIF and the BIF to 1.25% of total insured deposits. The Deposit Insurance Funds Act of 1996 ("Deposit Act") required a depository institutions to pay a one-time special assessment of 65.7 basis points on SAIF-insured deposits held at March 31, 1995 in order to recapitalize the SAIF to the same level as the BIF. The Bank's pre-tax special assessment was $716,498. The FDIC applies a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. In accordance with its rule, the FDIC assigns a financial institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period. A financial institution's assessment rate depends on the capital category and supervisory category to which it is assigned. There are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Until September 26, 1996, Assessment rates range from 23 basis points on deposits for a financial institution in the highest category (i.e.. well-capitalized and financially sound with only a few minor weaknesses) to 31 basis points on deposits for an institution in the lowest category (i.e., undercapitalized and posing a substantial probability of loss to the SAIF or the BIF, unless effective corrective action is taken). The Bank's assessment for 1996 was 29 basis points on deposits.

The FDIC in early December, 1996 adopted a rule that would reduce regular semi-annual SAIF assessments from the current range of 0.23% - 0.31% of deposits to a range of 0% - 0.27% of deposits. The new rates will be effective for SAIF-assessable institutions on January 1, 1997. From October 1, 1996 through December 31, 1996, SAIF-assessable institutions will be assessed at rates ranging from 0.18% to 0.27% of deposits, which represents the amount the FDIC calculates as necessary to cover the interest due for that period on outstanding Financing Corporation ("FICO") Bonds discussed below. Effective October 1, 1996, the Bank's SAIF insurance premiums were temporarily reduced from $0.29 per $100 to $0.17 per $100 of insured deposits in January, 1997. In the second half of 1997, the Bank's SAIF insurance premiums were increased to $0.24 per $100 of insured deposits and will remain at that level until June 30, 1998. Management believes that the FDIC will reduce the insurance premium when the Cease and Desist Order is lifted by the OTS. See "MANAGEMENT DECISIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION-SUPERVISION".

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

The Deposit Act also provides for the merger of the SAIF and the BIF into one "Deposit Insurance Fund" on January 1, 1999, provided there are no state or federally chartered FDIC-insured savings associations existing on that date. If the SAIF and the BIF are not merged, the Deposit Act provides for creation of a SAIF Special Reserve if the reserve ratio of the SAIF exceeds the designated reserve ratio. The amount by which the SAIF reserve ratio exceeds the designated reserve ratio will be deposited into the SAIF Special Reserve. Like the DIF Special Reserve, the SAIF Special Reserve would be available for emergency purposes if the reserve ratio of the SAIF is less than 50% of the designated reserve ratio and the FDIC expects the reserve ratio to remain at less than 50% of the designated reserve ratio for each of the next four calendar quarters. Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the savings institution has engaged in unsafe or unsound practices, is in such an unsafe or unsound condition so as to warrant discontinuation of operations or has violated any applicable law regulation, rule, order or condition imposed by the FDIC or the OTS. Management does not know of any practice, condition or violation that might lead to termination of deposit insurance. At December 31, 1997, the Bank exceeded all of the fully phased-in capital requirements.

Brokered Deposits. The FDIC has adopted regulations under FDICIA governing the acceptance or retention of brokered deposits. Under these regulations, a depository institution cannot accept, rollover or renew brokered deposits unless
(i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC. A depository institution that cannot receive brokered deposits also cannot offer "pass-through" insurance on certain employee benefit accounts. Whether or not it has obtained such a waiver, an adequately capitalized depository institution may not pay an interest rate on any deposits in excess of 75 basis points over certain prevailing market rates specified by regulation. There are no such restrictions on a depository institution that is well capitalized. As of December 31, 1997, the Bank had no brokered deposits.

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

The calculation of capital includes the Bank's total Tier 1 and Tier 2 capital, plus the balance of the bank's allowance for loan and lease losses not included in the total Tier 1 and Tier 2 capital. At December 31, 1997, the Bank had one loan which exceeded the loans to one borrower limit, totaling $1,883,739.

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

As of December 31, 1997, the Bank exceeded the 65.0% QTL test, maintaining 84.5% of its portfolio assets in qualified thrift investments.

Interstate Banking. Federally chartered savings institutions are allowed to branch nationwide to the extent allowed by federal statute. This ability permits savings institutions with interstate networks to diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal savings institutions. Prior approval of the OTS is required for a savings institution to branch interstate or intrastate. To obtain supervisory clearance for branching, an applicant's regulatory capital must meet or exceed the minimum requirements established by law and by the OTS regulations. In addition, the savings institution must have a satisfactory record under the Community Reinvestment Act ("CRA"). The Bank does not conduct interstate branching operations and does not plan to do so in the foreseeable future.

The Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Act") eliminated many existing restrictions on interstate banking by authorizing interstate acquisitions of banks by bank holding companies without geographic limitations. Under the Interstate Act, existing restrictions on interstate acquisitions of banks by bank holding companies were repealed on September 29, 1995, so that bank holding companies located in Florida are able to acquire any Florida-based bank, subject to certain deposit percentage and other restrictions. The legislation also provides that, unless an individual state elects before hand either (i) to accelerate the effective date or (ii) to prohibit out-of-state banks from operating interstate branches within its territory, on or after June 1, 1997, adequately capitalized and managed bank holding companies will be able to consolidate. De novo branching by an out-of-state bank would be permitted only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state will continue to be subject to applicable state branching laws. In 1996, the Florida Legislature adopted legislation which permits interstate branching effective June 1, 1997.

OTS Assessments. Savings institutions are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment, to be paid on a semiannually basis, is computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the institution's latest quarterly thrift financial report. The Bank paid $63,705 in OTS assessments for the year-ended December 31, 1997.

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

On May 4, 1995, the OTS and the other federal banking agencies adopted new, uniform CRA regulations that provide guidance to financial institutions on their CRA obligations and the methods by which those obligations would be assessed and enforced. The regulations establish three tests applicable to the Bank: (i) a lending test to evaluate direct lending in low-income areas and indirect lending to groups that specialize in community lending; (ii) a service test to evaluate an institution's delivery of services to such areas; and (iii) an investment test to evaluate an institution's investment in programs beneficial to such areas. Reporting requirements became effective on January 1, 1997. Evaluation under the regulations is not mandatory until July 1, 1997. The Bank's operations and policies substantially comply with the new regulations and as such, no material changes to operations or policies are expected.

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

The FHLBs are required to provide funds for the resolution of insolvent savings institutions and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to members. For the year ended December 31, 1997, dividends paid by the FHLB-Atlanta to the Bank amounted $102,638, of the Bank's pre-tax income. Should dividends be reduced, or interest on FHLB advances increased, the consolidated net interest income might also be reduced for the Bank. Furthermore, there can be no assurance at the value of the FHLB-Atlanta stock held by the Bank will not decrease as a result of any new legislation.

Federal Reserve System

The Federal Reserve regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $52.0 million less (subject to adjustment by the Federal Reserve) and an initial reserve of $1,560,000 plus 10% (subject to adjustment by the Federal Reserve between 11 3/4% and 16 1/4%) against that portion of total transaction accounts in excess of $52 million. The first $4.3 million of otherwise reversible balances (subject to adjustments by the Federal Reserve) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements imposed by the OTS. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve or a pass-through account as defined by the Federal Reserve, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve "discount window", however, Federal Reserve regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve.

                               ITEM 2. PROPERTIES

During 1990, Federal Trust entered into a long-term lease obligation with John Martin Bell, a stockholder and former director of Federal Trust, and the wife of a former director of Federal Trust, James T. Bell, for the use of the Federal Trust Building located at 1211 Orange Avenue, Winter Park, Florida. The Federal Trust Building serves as the headquarters for the Bank. and the Company. The base annual rental paid in 1997 was $276,408 or $20.77 per square foot and increases annually according to the CPI. The lease was restated in 1991 and amended in 1992, 1993 and 1995 and expires in 2000, unless allowed to automatically renew for two successive ten year periods. The lease is considered an "affiliated party" transaction under Federal Reserve Board regulations.

The offices leased by, and formerly occupied by, Federal Trust Corporation are rented on a month to month basis by Federal Trust Properties Corporation, a former subsidiary of the Corporation, for the same amount as the Corporation pays.

The following table sets forth certain information on the Company's principal offices, net carrying value and the expiration of leases when applicable at December 31, 1997.

                                             Net carrying value of real property
                                                                       Lease
                                              Owned       Leased     expiration
                                              -----       ------     ----------

Federal Trust Building                        - 0 -     $712,787      12/31/00
1211 Orange Avenue
Winter Park, Florida 32789

Federal Trust Corporation - former offices    - 0 -     $    - 0 -    10/01/01
1270 Orange Avenue, Suite C
Winter Park, Florida 32789


                            ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.


                   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
                                SECURITY HOLDERS

During the fourth quarter of the fiscal year ended December 31, 1997, no matters were submitted to a vote of the security holders through a solicitation or otherwise.

                                     PART II

                ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND
                         RELATED SECURITY HOLDER MATTERS

There had been no active or established public market in the common stock of the Company, however, subsequent to the stock offering in the fourth quarter of 1997, which closed on December 4, 1997, the Company's stock began trading on the Over-The-Counter Bulletin Board under the symbol FDTR. As of February 4, 1998, there were 559 holders of common stock of the Company, some of which are street name holders. The Company paid quarterly cash dividends to stockholders during 1994 and 1993 in the annual amount of $0.12 and $.092 per share of common stock, respectively.
The Company did not pay dividends during 1995, 1996 or 1997.

On March 9, 1998 the closing sales price of the Company's common stock was $4.125. From December 5, 1997 when the Company's stock began trading, through December 31, 1997, the range of sale prices was $2.50 to $3.50. At December 31, 1997, the Company's stock was bid at $2.75 with an asking price of $3.25.






                         ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data for Federal Trust as of the dates and for the periods indicated. Such information is qualified in its entirety by the more detailed information set forth in the Financial Statements and the notes thereto included elsewhere herein.


Summary of Operations

                                                                                 Year Ended December 31,
                                                              1997        1996           1995            1994        1993
                                                              ----        ----           ----            ----        ----
                                                                   (In Thousands of Dollars except per share amounts)

Interest income                                         10,159          9,609         10,609           9,847         9,506
Interest expense                                         7,176          7,038          8,029           5,781         4,824
Net interest income                                      2,983          2,899          2,583           4,066         4,682
Provision for loan losses                                   93            280            779             531           590
Net interest income after provision for loan losses      2,890          2,619          1,804           3,535         4,092
Non-interest income                                        852            427            505             483         1,299
Non-interest expenses                                    3,156          4,236          5,791           4,238         4,216
Earnings (loss) before income taxes                        586         (1,190)        (3,482)           (220)        1,175
Income tax (benefit) expense                               229           (214)        (1,232)            (41)          409
Net earnings (loss)                                        357           (977)        (2,250)           (179)          766
Net earnings (loss) per share                              .15           (.43)         (1.00)          (0.08)         0.40

Average equity to average assets                          4.94%          5.13%          5.55%           6.22%         7.06%
Return on average assets                                   .26%         (.70%)        (1.50%)           (.12%)         .56%
Return on average equity                                  5.24%        (13.62%)       (26.96%)         (2.00%)        8.20%

Summary of Financial Condition

                                                                                At December 31,
                                                          1997          1996            1995           1994        1993
                                                          ----          ----            ----           ----        ----
                                                                                (In Thousands of Dollars)
Cash, non-interest-bearing                                 446              629           1,619            744       1,090
Investments(2)                                          14,654           21,145          17,842         33,137      45,573
Mortgage-backed securities                                   -                -               -              -           -
Loans, net                                             121,909          112,547         112,906        111,183      95,374
All other assets                                         5,575            5,261           8,022          8,893       4,851
                                                         -----            -----           -----          -----       -----

Total assets                                           142,584          139,582         140,389        153,957     146,888
                                                       =======          =======         =======        =======     =======

Deposits                                               104,890          106,119         109,203        101,528      78,742
Borrowings                                              23,000           24,800          21,000         39,500      55,300
All other liabilities                                    2,123            1,498           2,126          1,911       2,320
Stockholders' equity                                    12,571            7,165           8,060         11,018      10,526
                                                        ------            -----           -----         ------      ------

Total liabilities and stockholders' equity             142,584          138,582         140,389        153,957     146,888
                                                       =======          =======         =======        =======     =======



                                                                                 For the Year Ended December 31,
Other Data                                                           1996           1996         1995       1994        1993
                                                                     ----           ----         ----       ----        ----
Return on average assets                                             .26%         (.70%)        (1.50%)     (.12%)       .56%
Return on average equity                                            5.24%       (13.62%)       (26.96%)    (2.00%)      8.02%
Dividend payout                                                       -             -              -        $.12       $.092
Average equity to average assets ratio                              4.94%         5.13%          5.55%      6.22%       7.06%
Average interest rate spread (1)                                    2.13%         1.99%          1.58%      2.63%       3.33%
Net yield on average interest-earning assets(2)                     7.71%         7.41%          7.41%      6.99%       7.32%
Non-interest expenses to average assets                             2.28%         3.03%          3.79%      2.96%       3.11%
Ratio of average interest-earning assets to average
          interest-bearing liabilities                              1.03          1.03           1.04       1.06        1.07
Residential mortgage loans (1-4), mortgage-backed
          securities, US Government and agency
          obligations, and interest-earning deposits
          with the FHLB as a percentage of total assets             88.5%         87.0%          76.5%      78.5%       81.5%
Non-performing loans and real estate owned as a
          percentage of total assets                               1.87%          1.79%          4.70%      6.02%       2.66%
Allowance for loan losses as a percentage of total loans, net       .91%          1.36%          1.83%      1.78%       1.94%
Total number of full service facilities                               1              1              1          2           2
Total shares outstanding (in thousands)                           4,942          2,240          2,240      2,240       2,082
Earnings (loss) per share                                          $.15          ($.43)        ($1.00)     ($.08)       $.40
Book value per share                                               2.54          $3.20          $3.60      $4.92       $5.06



(1) Difference between weighted average yield on all interest-earning assets and
    weighted    average   rate   on   all    interest-bearing    liabilities.
(2) Includes interest-earning balances in other banks, federal funds sold, U.S.government and agency obligations, FHLB Stock and marketable equity securities.

                 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF
                            FEDERAL TRUST CORPORATION

                              RESULTS OF OPERATIONS

Overview

The Bank's net earnings were adversely affected by the rise in interest rates that occurred during 1994 and 1995, due to its negative GAP position, as its liabilities have repriced sooner than, and in greater amounts than, its assets. As a result, the Bank's cost of funds increased faster than the yields earned on its assets, resulting in a decrease in its interest rate spread and lower earnings. The Bank has continued to concentrate on increasing its portfolio of adjustable rate loans and, as interest rates began to decline in 1995, increased its efforts to lengthen the maturities of its liabilities in order to reduce its negative GAP position and the impact of higher interest rates in the future. As a result, the Bank's interest rate spread increased during 1997, even though the cost of funds increased. A portion of the increase in interest income was the reduction in the amount of non-performing assets.

In addition, during 1997 the Bank was able to decrease the amount of addition to its loss reserves. Although the level of non-performing loans increased slightly in 1997, the amount of real estate owned decreased during the year and, although management believes that the level of non-performing assets will continue to decrease somewhat in future periods, unforeseen economic conditions and other circumstances beyond the Bank's control could result in material additions to the loss reserves in future periods if the level of non-performing assets increases. In addition, the Bank has reduced the amount of commercial loans in its portfolio with the exception of those loans insured by the SBA, and concentrated primarily on residential mortgage loans, which tend to have a lower risk of loss. The Bank does anticipate additions to the loss reserves in future periods as part of the normal course of business, as the Bank's assets, consisting primarily of loans, are continually evaluated and the loss allowances are adjusted to reflect the potential losses in the portfolio on an ongoing basis.

The Company made a profit in 1997 after incurring a loss for 1996, primarily as a result of the reduced legal expenses and other costs associated with repossessed assets, the increase in the net interest margin, profits on the sale of real estate owned, and a reduction in other expenses. Also in 1996, there was a one time special assessment that was charged to all SAIF insured institutions to fully capitalize the SAIF at 1.25 percent of insured deposits, which amounted to $716,498 for the Bank.

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

During 1995 and the first half of 1996 FTPC had been in the initial stages of a HUD insured apartment development project, which during the quarter ended June 30, 1996, had advanced to the stage of applying for a mortgage insurance commitment. Based on the anticipated cash needs and continuing overhead for such a project, the Company concluded that it would be in the best interest of the Company, and its banking subsidiary, to sell FTPC, in order to focus the Company's efforts and resources on the Bank. On July 1, 1996, the Company sold the stock of FTPC for $425,354 consisting of $60,000 in cash, a note for $60,000 which was paid on August 8, 1996, a note for $230,354 which was paid on September 2, 1997, and three notes for $25,000 each, due December 31, 1998, 1999 and 2000, respectively. In addition, the Company is renting the quarters it previously occupied to FTPC on a month to month basis, and plans to sub-lease the space to a long term tenant. The Company dissolved 1270 LC on September 26, 1996, as it was no longer necessary to maintain the entity for purposes of the lease on the office space previously occupied by the Company.

As a result of the sale of FTPC and the dissolution of 1270 LC, the only remaining subsidiary of the Company is the Bank, and the Company's expenses have been reduced to minimal levels, as there are no longer any salaried employees in the Company and its offices have been sub-let. As a part of this reorganization, in June 1996 Mr. James T. Bell resigned as Chairman, President and Chief Executive Officer of the Company and did not stand for reelection to the Board of Directors when his term expired in 1997. The Board named James V. Suskiewich, the Chairman, President and Chief Executive Officer of the Bank, to the positions previously held by Mr. Bell.

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









              (THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK)

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

                                                                       Year Ended December 31,
                                                     1997                         1996                        1995
                                                            Average                       Average                       Average
                                          Average             Yield/   Average             Yield/   Average             Yield/
                                          Balance   Interest   Rate    Balance   Interest   Rate    Balance   Interest     Rate
                                          -------   --------   ----    -------   --------   ----    -------   --------     ----
Interest-earning assets:
      Loans(1)                            113,472    9,303    8.20%    112,288     9,040   8.05%     115,608     9,001    7.79%
      Investment securities                14,454      619    4.28%     15,728       675   4.29%      23,408     1,289    5.51%
      Other interest-earning assets         3,780      237    6.27%      6,029       222   3.66%       6,424       319    4.77%
                                            -----  --------  ------   --------- --------  ------     --------- ----------------
        Total interest-earning assets     131,706   10,159    7.71%    134,062     9,937   7.41%     145,440    10,609    7.29%
Non-interest-earning assets                 6,525                        5,719                        5,033
                                         ---------                   ---------                    ---------
        Total assets                      138,231                      139,781                      150,473
                                          =======                      =======                      =======

Interest-bearing liabilities:
  Non-interest bearing demand deposits        271       -     0.00%        239       -     0.00%          286       -     0.00%
  Interest bearing demand deposits          7,903      303    3.82%      7,483      266    3.55%        7,301      269    3.56%
  Savings deposits                          1,286       33    2.57%      1,641        4    2.62%        2,975        7    3.09%
  Time deposits                            95,652    5,439    5.69%     97,042    5,451    5.62%       99,716    5,883    5.88%
                                           ------  -------  ------    --------  -------   ------     --------  ------- --------
    Total Deposit accounts                105,112    5,775    5.49%    106,405    5,760    5.41%     110,278     6,230    5.63%
    FHLB advances & other borrowings       23,209    1,401    6.04%     23,529    1,277    5.43%      29,725     1,766    6.10%
                                          --------  -------  ------    --------  -------  ------     --------  ------- --------
    Total interest-bearing liabilities    128,321    7,176    5.59%    129,934    7,037    5.42%     140,003     7,966    5.73%
Non-interest-bearing liabilities            3,084                        2,677                        2,125
Retained earnings and stockholder's equity  6,826                        7,170                        8,345
                                         ---------                    ---------                    ---------
    Total liabilities & retained earnings 138,231                      139,781                      150,743
                                          =======                      =======                      =======

Net interest/dividend income                         2.983                        2,899                          4,067
                                                    ======                      =======                       ========
Interest rate spread(3)                                       2.12%                        1.99%                         1.56%
                                                             ======                       ======                      ========
Net interest margin(4)                                        2.28%                        2.16%                         1.78%
                                                             ======                       ======                      ========
Ratio of average interest-earning assets to
   average interest-bearing liabilities                       1.03%                        1.03%                         1.04%
                                                             ======                       ======                      ========

(1)  Includes non-accrual loans.    (3) Interest rate spread represents the
                                        difference between the average yield on
                                        interest-earning assets and the average
                                        cost of interest-liabilities.
(2)  Includes interest-earning      (4) Net interest margin is net interest
     deposits and FHLB of Atlanta       income dividend divided by  average
     stock                              interest-earning assets.





              (THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK)

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

                              Year Ended December 31, 1997      Year Ended December 31, 1996   Year Ended December 31, 1995
                                         vs. 1996                        vs. 1995                        vs. 1994
                               Increase (Decrease) Due to         Increase (Decrease) Due       Increase (Decrease) Due to

                                              Rate/                            Rate/                           Rate/
                              Rate Volume   Volume   Total     Rate  Volume   Volume   Total   Rate  Volume   Volume   Total
                              -----------   ------   -----     ----  ------   ------   -----   ----  ------   ------   -----
Interest-earning assets:
     Loans                       166     95      2     263     315    (258)      (19)     38     761    484       48    1,293
     Investment securities        (1)   (55)     -     (56)   (284)   (423)       93   (614)    (403)   (81)      19     (465)
Other interest-earning assets    157    (83)   (59)     15     (92)    (19)       15    (96)      24    (56)      (4)     (35)
                               ----- -------  -----  ------   ------- ------   ------   -----  ------- ------   ------ --------
        Total                    322    (43)  ( 57)    222     (61)   (700)       89   (672)     383    347       63      793
Interest-bearing liabilities:
     Deposit accounts             86    (70)    (2)     14    (260)   (218)       25   (453)   1,401    745      275    2,421
     FHLB Advances &
     other borrowings            143    (17)    (2)    124    (151)   (368)      (16)  (535)     470   (516)    (125)    (171)
                               -----  ------- ------  ----   ------  ------   -------  -----  ------- ------   -----  --------
        Total                    229    (87)    (4)    138    (411)   (586)        9   (988)   1,871    229      150    2,250
Net change in net interest
   income before provision
   for loan losses                93     44    (53)     84     350    (114)       80    316   (1,488)   118      (87)  (1,457)
                               =====  ======  =====  =====   =====   ======   ======   ====   ==============    =====  =======



Impact of Increased Interest Rates on Investment Portfolio

During the fourth quarter of 1995 the Federal Reserve began decreasing interest rates as the economy slowed. As a result of the higher interest rates in 1994, the Bank's portfolio of investments consisting primarily of Federal Home Loan Bank Bonds ("Bonds"), was adversely affected as to their market value, but the market value has improved as a result of decreasing interest since 1995 and the decrease in the time to maturity. In addition, the Bank has sold some of the bonds in each of the years since 1995. At December 31,1995 the unrealized losses were $1,181,624, at December 31, 1996 the unrealized losses had decreased to $1,069,171, and at December 31, 1997 the unrealized losses had further decreased to $623,468.

Pursuant to Financial Accounting Standards Board (FASB), Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and equity Securities", which requires that investments be classified into three categories, the Bank had classified the Bonds as Held-to-maturity securities, and, as a result, the Bonds were reported at amortized cost. However, on November 30, 1995 the bank reclassified its entire portfolio of Federal Home Loan Bank bonds from the held to maturity category to the available for sale category, in accordance with the guidance issued by the Financial Accounting Standards Board (FASB), which permitted the one-time opportunity to reassess the designations of all securities between November 15, 1995 and December 31, 1995. The transfer resulted in an increase in the unrealized loss on investment securities available for sale, net of the effect of income taxes as a component of stockholders' equity, to $1,291,699 at November 30,1995. During December 1995, the bank sold $7,250,000, par value, of the Federal Home Loan Bank bonds maturing in 2003, at a gross loss of $942,500, which decreased the unrealized loss on investment securities available for sale, net of the effect of income taxes as a separate component of stockholder's equity to $779,872 at December 31, 1995. During 1996 the Bank sold $1,000,000 par value, of the Federal Home Loan Bank bonds maturing in 1997 and 1998 at a gross loss of $12,344. In 1997 the Bank sold $5,750,000 par value of the bonds at a gross loss of $125,625. The unrealized loss on investment securities available for sale, net of the effect of income taxes as a component of stockholder's equity at December 31, 1997 was $30,035.
(See "Impact of Accounting Requirements").

The Bonds are issued by, and are joint and several obligations of, the Federal Home Loan Banks, which are instrumentalities of the U.S. Government and are rated AAA by Moody's. As a result, management is of the opinion that the Bonds carry little, if any, risk of default. The market value of the Bonds, has been and will continue to be, affected by the overall level of interest rates until they mature. As, and when, interest rates decline the unrealized losses on the Bonds should decrease and the market value of the Bonds should be affected to a lesser extent as they near maturity. The bonds begin maturing in 1998, and the longest issue matures in 2003.

Liquidity

The Bank is required by the OTS to maintain a daily average balance of liquid assets equal to a specified percentage (currently 4%) of net withdrawable deposit accounts and borrowings payable in one year or less. Generally, the Bank's management seeks to maintain its liquid assets at comfortable levels above the minimum requirements imposed by its regulators. In December 1997, the Bank's average liquidity was 9.56%.

Federal Trust expects the Bank to generate sufficient deposits to provide liquidity for expected loan growth and other investments. The Asset/Liability Management Committee of the Bank meets regularly and, in part, reviews liquidity levels to ensure that funds are available as needed.

Provisions for Loan Losses

A provision for loan losses is generally charged to operations based upon management's evaluation of the losses in its loan portfolio and as a result, the Bank charged $93,132 to its provision for loan losses during 1997.

The Bank's net loans increased by $9.4 million during 1997. Although management believes that its present allowance for loan losses is adequate as of December 31, 1997, the Bank's provisions are based on the current and currently anticipated future operating conditions, thereby causing these estimates to be susceptible to changes that could result in a material adjustment to results of operations in the near term. The amount needed in the allowance for loan losses is based on the particular circumstances of the individual non-performing loans, including the type, amount, and value of the collateral, if any, and the overall composition and amount of the performing loans in the portfolio at the time of evaluation, and, as a result, will vary over time. Recovery of the carrying value of such loans is dependent to a great extent on economic, operating and other conditions that may be beyond the Bank's control. Therefore, actual losses in future periods could differ materially from amounts provided in the current period and could result in a material adjustment to operations.

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

The allowance for loan losses at December 31, 1997 was $1,110,521 or 86.5% of non-performing loans and .91% of net loans receivable compared to $1,533,003 or 154.7% of non-performing loans and 1.36% of net loans at December 31, 1996.

In addition to the continuing internal assessment of the loan portfolio, the Bank's loan portfolio is also subject to examination by the OTS. The most recent OTS regular examination was as of September 30, 1997 and concluded December 19, 1997. See "Supervision".

During 1997, the Bank's total non-accrual loans increased by approximately $292,000.

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

Supervision

The Holding Company and the Bank are subject to extensive regulation, supervision and examination by the OTS, their primary federal regulator, by the FDIC with regard to the insurance of deposit accounts and, to a lesser extent, the Federal Reserve. Such regulation and supervision establishes a comprehensive framework of activities in which a savings and loan holding company and its financial institution subsidiaries may engage and is intended primarily for the protection of the SAIF administered by the FDIC and depositors.

On October 3, 1994, Federal Trust and the Bank voluntarily entered into individual Cease and Desist Orders (collectively, the "Orders") with the OTS. The Bank Order superseded a prior Supervisory Agreement with the Bank. Under the Holding Company's Order, Federal Trust (i) could not request dividends from the Bank without written permission from the OTS; (ii) was required to reimburse the Bank for the Holding Company's expenses; (iii) had to develop a Management Services Agreement with the Bank which provides for the reimbursement for employees who work for both the Bank and the Holding Company; (iv) had to appoint a Compliance Committee to report to the Board of Directors as to the Company's compliance with the Order; and (v) was required to report to the OTS on a quarterly basis the Company's compliance with the Order.

The Bank's initial Order required the Board of Directors to: (i) develop, adopt and adhere to policies and procedures to strengthen the Bank's underwriting, administration, collection and foreclosure efforts with regard to loans; (ii) review and revise underwriting policies and procedures to comply with regulatory requirements; (iii) record minutes of the loan committee and grant loans only on procedures which comply with regulatory requirements; (iv) record minutes of the loan committee and grant loans only on terms approved by the loan committee; (v) develop and implement a written plan to collect, strengthen and reduce the risk of loss for all real estate owned and for certain loans at risk and secured by real estate; (vi) comply with policies and procedures requiring written inspection of development and construction loans; (vii) pay no more than market rate, determined by a rent study approved by the OTS for lease of the Bank's offices; (viii) make no payment of taxes owned by a person affiliated with the Bank; (ix) seek reimbursement for work performed for the Holding Company by Bank employees; (x) develop and submit for approval a three year business plan; (xi) comply with loans to one borrower policy; (xii) make no capital distribution to the Holding Company without the consent of the OTS; (xiii) appoint a compliance committee; and (xiv) refrain from purchasing additional dual indexed bonds.

The respective Compliance Committees meet monthly to review, in detail, the terms of the Orders to ensure that the Holding Company and the Bank are in compliance with their Orders. The Bank also contracted with a company specializing in the review of internal controls and operating procedures of financial institutions, including compliance with internal policies and procedures. In the 1996 examinations of Federal Trust and the Bank the OTS found the companies to be in compliance with the Orders and upgraded the supervisory rating of Federal Trust to an acceptable level. In light of the improvement in the Bank's operations, the OTS reduced the number of provisions in the Bank's Order from 27 to 23.

In connection with the Rights and Community Offering ("Offering"), management requested that the OTS perform an examination on the Bank's loan underwriting and classification, and allocated for loan losses. The OTS did not take exception to the Bank's classifications or its allocation for loan losses. This portion of the examination was completed in the first week of August 1997. In October 1997, the OTS undertook the second phase of the examination which was directed at the Bank's operation which included a separate examination of the Holding Company. The OTS was satisfied with the steps taken by the Holding

Company in its restructuring of the Board of Directors and the completion of the Offering which resulted in an infusion of $3.7 million dollars in capital to the Bank. With regard to the Bank, the OTS noted improvement in the Bank's overall operations, including underwriting procedures, documentation, significant disposition of problem assets which included a $2.5 million dollar apartment project in Amelia Island, Florida, the elimination of the bank's dependency on wholesale funds, as well as continued reduction in operation expenses. As a result, the Bank's CAMELS rating was upgraded, which should have a positive effect on the Bank's insurance of deposit premiums for the second half of 1998.

In December 1997, the Bank formally requested that the OTS remove the growth restrictions which it has been operating under since the entry of the Bank's Order. In January 1998, management followed up with a request that the OTS rescind the Holding Company Order and the Bank's Order.

On March 13, 1998, the OTS officially rescinded the growth restrictions. The OTS has also advised that it is considering the removal of the Orders against the Holding Company and the Bank, provided it can receive certain commitments from the Bank's Board in the form of a Board resolution. The contents and specific wording of the resolution are currently being discussed. While no assurances are given, management believes that the Bank and the OTS will be able to agree to the language in the board resolution and that the respective Orders will be rescinded within the near future.

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

Impact of Accounting Requirements

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The statement also requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The statement is required for fiscal years beginning after December 15, 1997. The adoption of this standard will require the Company to disclose as a component of comprehensive income the activity in its unrealized gain of loss on investment securities available for sale.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The statement is required for fiscal years beginning after December 15, 1997. The company does not anticipate adoption of this standard will have a significant impact on its consolidated financial statements.

Year 2000 Considerations

The Company has formulated a Year 2000 Action Plan which has been presented to, and approved by, the Board of Directors. Management believes that all affected systems have been identified and plans have been made to ensure that all necessary changes are accomplished in a timely manner. An OTS off-site examination was performed on the Year 2000 plan in September 1997 and certain changes were made to the plan as a result. Implementation of the plan is progressing and the Board of Directors receives quarterly reports regarding the progress made. Management has concluded that the additional costs for Year 2000 compliance will be approximately $20,000 in addition to already budgeted purchases of new equipment and software.

Results of Operations

Comparison of the Years Ended December 31, 1996 and 1995 and 1994

General. The Company had a net profit for 1997 of $357,432 or $.15 per share compared to a net loss of $976,503 or $.43 per share for 1996, and a net loss of $2,249,701 or $1.00 per share in 1995. The improvement from a net loss for 1996 to a net profit in 1997 was due to an increase in net interest income, a decreased provision for loan losses, an increase in other income, and a decrease in other expenses.

Interest Income and Expense. Interest income was $10,159,346 in 1997 compared to $9,936,960 in 1996 and $10,609,387 in 1995. Interest income on loans increased to $9,302,807 in 1997 from $9,039,426 in 1996 compared to $9,001,646 in 1995.
The increase in interest income on loans in 1997 as compared to 1996 was primarily attributable to increased interest rates on the loans and an increase in the average amount of loans outstanding during the year. The increase in interest income on loans between 1996 and 1995 was the result of an increase in interest rates on the loans and a decrease in the amount of non-accruing loans. Interest income on investment securities decreased to $619,706 in 1997 from $675,279 in 1996 as a result of a decrease in the interest rates earned on the securities and a decrease in the average balance of investment securities held by the Bank. Interest income on investment securities decreased from $1,289,085 in 1995 to $675,279 in 1996 as a result of a decrease in the average amount of investment securities and a decrease in the interest rates earned on the securities. Other interest and dividends increased $14,578 during 1997 due to an increase in rates earned on the assets, offset partially by a decrease in the average amount outstanding, and decreased $96,401 during 1996 as a result of a decrease in the average balance of, and the interest rates earned on, other interest-bearing assets. Management expects the rates earned on the portfolios to fluctuate with general market conditions.

Interest expense increased during 1997 to $7,175,978 compared to $7,037,882 in 1996 primarily due to an increase in interest rates offset partially by a decrease in the average amount of deposit accounts and FHLB advances outstanding. Interest expense decreased during 1996 to $7,037,882 compared to $8,026,334 in 1995 due to a decrease in interest rates and a decrease in the average amount of deposit accounts and FHLB advances outstanding. Interest expense on deposits decreased by $14,294 in 1997 as a result of a decrease in the average amount of deposits, offset to a great extent by an increase in the rates paid on deposits. There was a decrease of $453,289 in interest expense in 1996 from 1995, as a result of a decrease in the average amount of deposits and a decrease in the rates paid on the deposits. Interest expense on these accounts will increase or decrease according to the general level of interest rates. Interest on FHLB advances and other borrowings increased to $1,401,294 in 1997 from $1,277,492 in 1996 due to an increase in the average rates paid on FHLB advances, partially offset by a decrease in amount of advances outstanding, while interest expense decreased from $1,812,655 in 1995 to $1,277,492 in 1996 as a result of decreases in the amount of, and average rates paid, on FHLB advances and other borrowings. Management expects to continue to use such advances when the proceeds can be invested wisely.

Provisions for Loan Losses. A provision for loan losses is generally charged to operations based upon management's evaluation of the potential losses in its loan portfolio. However, in May 1995, the OTS directed the Bank to increase its reserves for loan and REO losses by $730,000. The increase was primarily the result of the adverse classification of the first mortgages on two loans on which the Bank has a second mortgage position. Also, additional reserves were required on two commercial loans whose classification was downgraded. The Bank's provision for loan losses for 1996 was $279,596 compared to $779,415 in 1995. In 1997 the provision decreased by $186,464 to $93,132 for the year, primarily as a result of improvements in loan quality and the resolution of non-performing loans. Gross charge-offs totaled $529,777 in 1997 compared to $1,233,240 for 1996 and $707,222 for 1995. Total non-performing loans at December 31, 1997 were $1,283,000 compared to $991,000 at December 31, 1996 and $3,327,000 at December
31, 1995. The allowance for loan losses at December 31, 1997 was $1,110,521 or 86.5% of non-performing loans and .91% of net loans receivable compared to $1,533,003 or 154.7% of non-performing loans and 1.36% of net loans receivable at December 31, 1996 compared to $2,060,568 or 61.9% of non-performing loans and 1.83% of net loans receivable at December, 31, 1995. The amount needed in the allowance for loan losses is based on the particular circumstances of the individual non-performing loans, including the type, amount, and value of the collateral, if any, and the overall composition and amount of the performing loans in the portfolio at the time of evaluation, and, as a result, will vary over time.

Total Other Income. Other income increased from $426,707 in 1996 to $852,346 for the year ended December 31, 1997. The increase in 1997 was the result of gains on the sale of real estate owned of $490,049, primarily from the sale of the 44 condominium units which the Company received title to in April 1997, an increase of $63,918 in fees and service charges, and an increase of $46,673 in other income, offset partially by a decrease of $126,427 in gains on the sale of loans. Other income increased as a result of increases in loan servicing fees and loan application fees, as a result of an increase in the number of loans originated.

Other income decreased from $505,424 in 1995 to $426,707 for the year ended December 31, 1996. The decrease in other income during 1996 resulted from a $88,171 decrease in rent income attributable to a repossessed office building that was owned by a non-bank subsidiary and was sold in December, 1995, a decrease in fees and service charges of $24,772, a decrease of $2,673 in other income consisting mainly of decreased other loan income, offset partially by an increase in the gain on the sale of loans of $31,381 and an increase in the gain on the sale of other real estate of $5,518.

Total Other Expense. Other expense decreased to $3,156,502 in 1997 from $4,236,492 in 1996 and from $5,790,591 in 1995. The decrease of $1,079,990 in
1997 was attributable to a decrease in deposit insurance premiums of $733,174, a decrease of $203,094 in legal and professional fees, a decrease of $152,621 in the loss on the disposal of fixed assets, a decrease of $139,308 in other expense, a decrease of $127,787 in real estate owned expense, and a decrease of $106,535 in occupancy and equipment expense. These decreases were offset partially by increases of $246,230 in salary and employee benefits expense, an increase of $113,281 in loss on the sale of investment securities, and an increase of $23,018 in general and administrative expenses. The decrease in deposit insurance premiums was the result of the one-time special assessment that was charged by the FDIC on all SAIF insured deposits as a result of legislation approved by Congress which the President signed on September 30, 1996. The special assessment was paid in November 1996 at the rate of $0.657 per $100 and the Bank charged $716,498 against third quarter earnings in 1996. The decrease in legal and professional fees was the result of the reduction in the amount and number of non-performing loans. The decrease in the loss on the disposal of fixed assets was the result of the write-offs by the Holding Company in 1996 of the leasehold improvements in conjunction with the sale of the drive-in facility, and the write-off of the leasehold improvements at the Holding Company's office which it no longer uses. The decrease in other expense was primarily the result of the Holding Company becoming inactive in mid 1996, with all necessary functions performed by bank personnel. The decrease in real estate owned expenses was due to the reduced numbers of repossessed properties owned by the bank during the year. The decrease in occupancy and equipment was the result of the sale of the drive-in facility previously used by the bank and the sub-letting of the Holding Company former offices. The increase in salary and employee benefits was primarily the result of normal annual salary increases, increased staff, the commencement of the 401k plan, the implementation of an executive deferred compensation (retirement) plan, and increased group insurance costs. The increase in losses on the sale of investments was the result of the sale of additional bonds from the investment portfolio in order to reinvest the proceeds in higher yielding loans. The increase in general and administrative expenses was primarily the result of increased loan expenses incurred as the result of the increase in loans originated.

The decrease of $1,554,099 in other expenses in 1996 was primarily the result of a decrease of $263,891 in salary and employee benefits, a decrease of $118,383 in occupancy and equipment expense, decreased legal and professional expense of $490,556, a decrease of $402,620 in real estate owned expenses, decreased general and administrative expenses of $124,442, a decrease of $930,156 in losses on sale of investment securities, a decrease of $122,222 in losses on the sale of real estate, partially offset by an increase in deposit insurance premiums of $710,415, a loss on the sale of fixed assets of $152,621, and increased other expense of $35,135. The decrease in salary and employee benefits were the result of reduced staff levels, particularly at the Holding Company which eliminated all of its staff at mid-year, which consisted of three positions. Occupancy and equipment expense were reduced as a result of the sale of the drive-in facility in September 1996, and the sub-letting of the Holding Company's offices at mid-year, both of which were no longer necessary. Legal and professional expense decreased as a result of the reduction in the amount and number of non-performing loans. Real estate owned expenses and losses on the sale of real estate owned were reduced as the result of a reduction in the amount of repossessed properties at the bank during 1996. General and administrative expenses were reduced primarily as a result of the elimination of the staff and offices of the Holding Company. The increase in deposit insurance premiums was the result of the one-time special assessment that was charged by the FDIC on all SAIF insured deposits as a result of legislation approved by Congress which the President signed on September 30, 1996. The special assessment of $716,498 was paid in November 1996. The loss on the sale of fixed assets was the result of the leasehold improvements written-off by the Holding Company in conjunction with the sale of the drive-in facility, and the write-off of the leasehold improvements at the Holding Company's office which it no longer uses. The decrease in loss on the sale of investment securities was a result of the large loss incurred in 1995 on the sale of a $7,250,000 block of bonds.

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

During the year ended December 31, 1997, the Company used funds primarily from sale of loans of $7,245,627, proceeds from the sale of investment securities of $5,624,375, funds from the issuance of capital stock of $4,773,879, and proceeds from the sales of real estate owned of $1,371,334, to fund $17,621,045 in loan originations and purchases, net; repayment of advances from the Federal Home

Loan Bank of $1,800,000, decreases in total deposits of $1,228,843, the funding of an executive supplemental income plan for $1,071,443, and a decrease in cash and cash equivalents of $1,463,712. Management believes that in the future, funds will be obtained from the above sources. The weighted average cost of interest-bearing liabilities at December 31, 1997 was 5.50% compared to 5.49% at December 31, 1996.

At December 31, 1997, loans-in-process, or closed loans scheduled to be funded over a future period of time, totaled $2,137,625. Loans committed, but not closed, totaled $4,314,669, available lines of credit totaled $306,516, and standby letters of credit totaled $500,000. Funding for these amounts is expected to be provided by the sources described above. As of December 31, 1996, the Bank had outstanding FHLB advances of $23,000,000 compared to $24,800,000 in 1996.

During 1997, the Company sold common stock through a rights/community offering. The offering provided for the sale of a maximum of 2,701,619 shares (minimum of 1,000,000 shares). The offering ended on December 4, 1997. The number of shares sold in the offering was 2,701,619 and generated $4,773,879, for the Company after payment of offering expenses. Of the monies raised, $3,700,000 was contributed to the Bank through the purchase of common stock in the Bank. No securities were sold during 1995 or 1996.

OTS regulations require the Bank to maintain a daily average balance of liquid assets equal to a specified percentage (currently 4%) of net withdrawable deposit accounts and borrowings payable in one year or less. Generally, the Bank's management seeks to maintain its liquid assets at comfortable levels above the minimum requirements imposed by its regulators. For the month ending December 31, 1997, liquidity averaged 9.56%.

The Company  expects the Bank's central  Florida  office to generate  sufficient deposits to provide liquidity for expected loan originations and other investments. The Asset/Liability Management Committee of the Bank meets regularly and, in part, reviews liquidity levels to ensure that funds are available as needed.

The Company last declared a dividend to its stockholders on September 30, 1994, which was paid on November 14, 1994. As a result of the net losses that were incurred by the Company from the fourth quarter of 1994 through the third quarter of 1996, no additional dividends have been declared and the Board of Directors decided to suspend the payment of dividends for calendar year 1995, 1996 and 1997. Although the Company was profitable during 1997 and projects a profit for 1998, the Board of Directors does not anticipate the payment of dividends in 1998. In addition, although the Company does not require OTS approval for the granting of dividends, the Bank is prohibited from granting dividends without OTS approval and Bank does not anticipate the payment of dividends to the Company for calendar year 1998. The payment of dividends in subsequent years will depend on general economic conditions, the overall performance of the Company, and the capital needs of the Company

The following table is a reconciliation of the Bank's stockholder's equity calculated in accordance with generally accepted accounting principles to regulatory capital:



                                                                                At December 31, 1997
                                                                   Tangible           Core           Risk-Based
                                                                   --------           ----           ----------
Stockholders' equity as shown in the accompanying
     financial statements                                         10,804             10,804            10,804
   Other:
     Unrealized loss on investments                                  424                424               424
     General valuation allowances                                      -                  -             1,007
     Less: Excess mortgage servicing rights and
            Excess net deferred tax assets                          (173)              (173)             (173)
                                                             -----------         ----------           -------
   Regulatory capital                                             11,055             11,055            12,062
                                                                  ======             ======            ======

At December 31, 1997, the Bank met each of its capital requirements.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Market Risk and Asset/Liability Management

Readers should note, in particular, that this document contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. When used in this document, or in the documents incorporated by reference herein, the words "anticipate", "believe", "estimate", "may", "intend" and "expect" and similar expressions identify certain of such forward-looking statements. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. The considerations listed herein represent certain important factors the Company believes could cause such results to differ. These considerations are not intended to represent a complete list of the general or specific risks that may affect the Company. It should be recognized that other risks, including general economic factors and expansion strategies, may be significant, presently or in the future, and the risks set forth herein may affect the Company to a greater extent than indicated.

The Company's net income is dependent to a large extent on its net interest income, which is susceptible to interest rate risk to the extent that interest-bearing liabilities mature or reprice on a different schedule than interest-earning assets. In order to minimize the potential for adverse effects of material and prolonged increases in interest rates on Federal Trust's results of operations, Federal Trust's management has implemented and continues to monitor asset and liability management policies to better match the maturities and repricing terms of Federal Trust's interest-earning assets and interest-bearing liabilities. Such policies have consisted primarily of: (i) emphasizing the origination and purchase of single-family residential adjustable-rate mortgage loans ("ARMs"); (ii) maintaining a stable core deposit base with a relatively high percentage of low-cost deposits; and (iii) maintaining an adequate portion of liquid assets (cash and interest-bearing deposits).

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

Between 1988 and 1989, Federal Trust successfully emphasized the origination of single-family residential ARMs. However, due to the generally lower interest rates which have prevailed during the past few years, Federal Trust's originations of ARMs have decreased, due to the preference of Federal Trust's customers for fixed-rate residential mortgage loans. As of December 31, 1997, $88.9 million or 85.5% of the Bank's portfolio of single-family residential mortgage loans consisted of ARMs.

The Bank also seeks to maintain a stable core deposit base by providing quality service to its customers without significantly increasing its cost of funds or operating expenses. At December 31, 1997 money market demand ("MMDA"), passbook, regular savings, checking and negotiable order of withdrawal ("NOW") accounts, totaled $9.3 million or 8.8% of total deposits. These accounts bore a weighted average nominal rate of 3.60% at December 31, 1997.

The Bank has also maintained a portfolio of short-term liquid assets (cash and assets maturing in one year or less) in order to reduce its vulnerability to shifts in market rates of interest. At December 31, 1997, 5.12 % of Federal Trust's total assets consisted of cash, interest-earning deposits, and securities maturing in one year or less. Furthermore, as of such date, Federal Trust's overall average liquidity ratio was 9.56%.

Based upon the assumptions set forth below, the Bank's one-year negative interest rate sensitivity gap amounted to $1.4 million or 1.0% of total assets as of December 31, 1997. At December 31, 1996, the one-year negative interest rate sensitivity gap was $18.2 million or 13.1% of total assets based on the assumptions in effect on such date. During 1997, the Bank's one-year negative interest rate sensitivity gap improved and contributed to the increase in the Bank's interest rate spread from 1.99% in 1995 to 2.13% in 1997. During 1997, short-term interest rates remained relatively stable, until the latter part of the year and the average volume of interest-earning assets decreased $2.4 million and the average yield on these assets increased by .30%, due in part to the lagging nature of the adjustable rate mortgage loan portfolio, but primarily as the result of the reduction in non-performing loans. For the same period, interest-bearing liabilities decreased $1.6 million and the average rate on these liabilities increased .16% due to competitive factors in the local market and the higher cost of FHLB advances. Although management believes that the Bank's current asset and liability management strategies reduce the potential adverse effects of changes in interest rates on the Bank's results of operations, any substantial and prolonged increases in market rates of interest would have an adverse impact on the Bank's results of operations, since the rates on loans adjust on a lagging basis and are subject to annual and life-time limits on the amount of increase. Management monitors the Bank's interest rate sensitivity and believes that its present gap position is appropriate for the current interest rate environment.

In preparing the tables below, the following assumptions have been made, which are based upon assumptions used by the FHLB of Atlanta during 1997. The FHLB's prepayment estimates are based upon a major Wall Street firm's prepayment model and the specific prepayment speeds applied to the bank's mortgages are a function of their underlying coupons, maturities and lifetime rate caps. Adjustable-rate mortgages are separated into 160 individual buckets by current versus lagging market index, coupon reset frequency, teaser versus non-teaser, distance to lifetime cap and periodic rate caps. The one-year decay rates for NOW, money market, passbook and non-interest demand deposits are 37%, 79%, 17% and 37%, respectively, based on a study done by the Office of Thrift Supervision. The above assumptions should not be regarded as indicative of the actual prepayments or withdrawals which may be experienced by Federal Trust in the future. The interest rate sensitivity gaps as of December 31, 1997, 1996 and 1995 were based on the assumptions for 1997, 1996 and 1995 and were based on economic and interest rate conditions during such years including the then prevailing prepayment experience and decay rate levels.



                                                                                                    December 31
                                                                                            1997        1996        1995
                                                                                               (In Thousands of Dollars)
Interest-earning assets maturing or repricing within one year                            106,583      86,677       72,382
Interest-bearing liabilities maturing or repricing within one year                       107,942     104,845      102,781
                                                                                         -------     -------      -------
Excess (deficiency) of interest-earning assets over interest-bearing liabilities          (1,359)    (18,168)     (30,399)
Excess (deficiency) of interest-earning assets over interest-bearing liabilities
   maturing or repricing within one year as a percentage of total assets                    (.96%)    (13.08%)     (21.85%)
Percentage of assets to liabilities maturing or repricing within one year                  98.74%      82.67%       70.42%



Interest rate sensitivity analysis is one approach to measure the Company's interest rate risk by computing estimated changes in the net portfolio value ("NPV"). This analysis calculates the difference between the present value of liabilities and the present value of expected cash flows from assets. NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market sensitive instruments in the event of a sudden and sustained one-hundred, two hundred, three hundred and four-hundred basis points increase or decrease in market interest rates. The following table sets forth, as of December 31, 1997, an analysis of the Company's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve, as calculated by the OTS.


  Change in                       Estimated Net Portfolio Value
Interest Rates            $ Amount$          Change%            Change
--------------            ---------         --------           -------
(Basis Points)                      (Dollars in Thousands)

     +400                   $ 5,332        $ (6,889)             (56) %
     +300                     7,594          (4,626)             (38)
     +200                     9,537          (2,683)             (22)
     +100                     1,090          (1,130)              (9)
       (4)                   12,220               -                -
     -100                    13,010             790                6
     -200                    13,736           1,516               12
     -300                    14,726           2,506               21
     -400                    16,014           3,794               31


Certain assumptions utilized by the OTS in calculating the interest rate risk of thrift institutions were used in preparing the data for the Bank included in the preceding table. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under the various interest rate scenarios. It was also assumed that delinquency rates will not change as a result of changes in interest rates, although there can be no assurance that this will be the case. Even if interest rates changed as shown above there can be no assurance that the Bank's assets and liabilities would perform as set forth above.

Interest rate risk is the most significant market risk affecting the Company. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                        Consolidated Financial Statements

                        December 31, 1997, 1996 and 1995

                    With Independent Auditors' Report Thereon

                          Independent Auditors' Report
                           --------------------------


Board of Directors
Federal Trust Corporation and Subsidiaries:


We have audited the consolidated balance sheets of Federal Trust Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December_31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Federal Trust Corporation and subsidiaries at December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1997, in conformity with generally accepted accounting principles.






February 13, 1998, except as to Note 16 which
     is as of March 18, 1998
Orlando, Florida




                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1997 and 1996


                                  Assets                                                            1997            1996
                                   -----                                                            ----            ----
Cash                                                                                             $    446,134        628,648
Interest-bearing deposits                                                                           3,555,916      4,837,114
Investment securities available for sale                                                            3,301,844      8,763,641
Investment securities held to maturity                                                              6,368,111      6,290,610
Loans, less allowance for loan losses of $1,110,521 and $1,533,003 in 1997
      and 1996, respectively                                                                      121,908,816    112,547,266
Accrued interest receivable on loans                                                                  846,396        833,458
Accrued interest receivable on investment securities                                                  157,155        196,171
Accounts receivable                                                                                    39,533        143,048
Note receivable                                                                                        75,000        305,354
Office facilities and equipment, net                                                                  814,325        917,572
Real estate owned                                                                                   1,389,900      1,508,166
Federal Home Loan Bank stock, at cost                                                               1,427,500      1,253,200
Prepaid expenses and other assets                                                                     377,482        228,113
Executive supplemental income plan - cash surrender value life insurance policies                   1,071,443           -
Deferred income taxes                                                                                 803,977      1,129,696
                                                                                                   ----------     ----------
                                                                                              $   142,583,532    139,582,057
                                                                                                   ----------     ----------
                 Liabilities and Stockholders' Equity
                    -------------------------------
Liabilities:
      Deposits                                                                                $   104,890,163    106,119,006
      Official checks                                                                               1,208,607        646,235
      Federal Home Loan Bank advances                                                              23,000,000     24,800,000
      Advance payments by borrowers for taxes and insurance                                           336,406        347,774
      Accrued expenses and other liabilities                                                          577,694        504,414
                                                                                                   ----------     ----------
                   Total liabilities                                                              130,012,870    132,417,429
                                                                                                   ----------     ----------

Stockholders' equity:
      Common stock, $.01 par value, 5,000,000 shares authorized; 4,941,547 and 2,256,505
          shares issued and outstanding at December 31, 1997 and 1996, respectively                    49,416         22,565
      Additional paid-in capital                                                                   15,857,532     11,143,659
      Accumulated deficit                                                                          (2,912,142)    (3,226,204)
      Treasury stock (16,577 shares of common stock, at cost, at December 31, 1997
          and 1996)                                                                                  -               (76,525)
      Unrealized loss on investment securities, net                                                   (30,035)      (210,224)
      Unrealized loss on investment securities transferred from available for sale to held
          to maturity, net                                                                           (394,109)      (488,643)
                                                                                                   ----------     ----------
                   Total stockholders' equity                                                      12,570,662      7,164,628

Commitments and contingencies
                                                                                                   ----------     ----------
                   Total liabilities and stockholders' equity                                 $   142,583,532    139,582,057
                                                                                                   ----------     ----------

See accompanying notes to consolidated financial statements.


                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Operations

     For each of the years in the three-year period ended December 31, 1997

                                                                             1997              1996            1995
                                                                             ----              ----            ----
Interest income:
     Loans                                                              $   9,302,807         9,039,426       9,001,646
     Investment securities                                                    619,706           675,279       1,289,085
     Interest-bearing deposits and other                                      236,833           222,255         318,656
                                                                            ---------          --------       ---------
               Total interest income                                       10,159,346         9,936,960      10,609,387
                                                                            ---------          --------       ---------
Interest expense:
     Deposit accounts                                                       5,774,684         5,760,390       6,213,679
     FHLB advances, notes payable and other borrowings                      1,401,294         1,277,492       1,812,655
                                                                            ---------          --------       ---------
               Total interest expense                                       7,175,978         7,037,882       8,026,334
                                                                            ---------          --------       ---------
               Net interest income                                          2,983,368         2,899,078       2,583,053

Provision for loan losses                                                      93,132           279,596         779,415
                                                                            ---------          --------       ---------
               Net interest income after provision for loan losses          2,890,236         2,619,482       1,803,638
                                                                            ---------          --------       ---------
Other income:
     Fees and service charges                                                 226,928           163,010         187,782
     Rent income                                                             -                 -                 88,171
     Gain on sale of loans                                                     55,618           182,045         150,664
     Gain on sale of other real estate, net                                   490,049            48,574          43,056
     Other                                                                     79,751            33,078          35,751
                                                                            ---------          --------       ---------
               Total other income                                             852,346           426,707         505,424
                                                                            ---------          --------       ---------
Other expenses:
     Salary and employee benefits                                           1,419,972         1,173,742       1,437,633
     Deposit insurance premiums                                               284,728         1,017,902         307,487
     Occupancy and equipment                                                  488,168           594,703         713,086
     Legal and professional                                                   189,881           392,775         883,331
     Real estate owned expenses                                               123,369           251,156         653,776
     General and administrative expenses                                      195,448           172,430         296,872
     Loss on disposal of fixed assets, net                                       -              152,621            -
     Loss on sale of investment securities available for sale                 125,625            12,344         942,500
     Loss on sale of real estate                                                 -                 -            122,222
     Other                                                                    329,511           468,819         433,684
                                                                            ---------          --------       ---------
               Total other expenses                                         3,156,502         4,236,492       5,790,591
                                                                            ---------          --------       ---------
               Net income (loss) before income taxes                          586,080        (1,190,303)     (3,481,529)

Income tax (expense) benefit                                                 (228,648)          213,800       1,231,828
                                                                            ---------          --------       ---------
               Net income (loss)                                        $     357,432          (976,503)     (2,249,701)
                                                                            ---------          --------       ---------
Basic and diluted earning (loss) per share                              $         .15              (.43)          (1.00)
                                                                            ---------          --------       ---------
Weighted average shares outstanding                                         2,455,125         2,256,505       2,256,505
                                                                            ---------          --------       ---------

See accompanying notes to consolidated financial statements.

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

     For each of the years in the three year period ended December 31, 1997



                                                                      1997             1996              1995
                                                                      ----             ----              ----
Cash flows provided by (used in) operating activities:
Net income (loss)                                                $   357,432        (976,503)     (2,249,701)
Adjustments to reconcile net income (loss) to net cash
   flows from operations:
     Loss on sale of investment securities available for sale        125,625          12,344         942,500
     Provision for losses on loans and real estate owned              93,132         428,897       1,098,119
     Amortization of premium on purchased loans                      214,375         241,747         428,853
     Deferred income taxes                                           228,471        (213,800)       (171,747)
     Depreciation of office facilities and equipment                 157,154         159,564         179,416
     Gain on sale of loans                                           (55,618)       (182,045)       (150,664)
     Net amortization of fees and discounts on loans                 (49,689)        (89,405)        (84,930)
     Net (gain) loss on the sale of real estate owned               (490,049)        (48,574)         75,374
     Write-down on other real estate owned                            86,868         257,921            --
     Net amortization of premiums and accretion
         of discounts on investment securities                          --              --            14,574
     Net loss on disposal of office facilities and equipment            --           155,347             371
     Executive supplemental income plan                           (1,071,443)           --              --
     Cash provided by (used in) changes in:
         Accrued interest receivable on loans                        (12,938)         (9,128)       (159,546)
         Accrued interest receivable on investment securities         39,016         (16,297)        383,380
         Accounts receivable                                         103,515        (143,048)         19,787
         Loan sale proceeds receivable                                  --            37,765       2,453,594
         Prepaid expenses and other assets                          (149,369)        130,352         (80,877)
         Income tax refund receivable                                   --         1,073,253        (976,558)
         Official checks                                             562,372         (49,097)        221,388
         Accrued expenses and other liabilities                       73,280        (175,939)        100,481
         Accrued interest on deposit accounts                           --            (7,831)            931
                                                                 -----------     -----------     -----------
         Net cash provided by operating activities                   212,134         585,523       2,044,745
                                                                 -----------     -----------     -----------
                                                                                                 (Continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES


                                                                                  1997             1996              1995
                                                                                  ----             ----              ----
Cash flows provided by (used in) investing activities:
     Long-term loans originated or purchased, net of principal
        repayments                                                          (17,621,045)      (7,394,909)      (9,330,970)
     Proceeds from sale of investment securities, available
        for sale                                                              5,624,375          987,656        6,307,501
     Proceeds from the sale of other real estate owned                        1,375,614        1,014,345        3,139,470
     Proceeds from loans sold                                                 7,245,627        7,942,943        2,855,234
     Capitalized costs on other real estate owned                               (42,499)         (27,504)        (154,961)
     Notes receivable, net of repayments                                        230,354         (305,354)            --
     Proceeds from the sale (purchase) of Federal Home
        Loan Bank stock                                                        (174,300)         600,000          121,800
     Purchase of premises and equipment                                         (53,907)         (21,353)         (36,951)
     Proceeds from sale of property and equipment                                  --             80,844           26,967
     Maturities of investment securities held to maturity                         6,267           12,826           24,968
                                                                             ------------     ------------     ------------
                Net cash provided by (used in) investing activities          (3,409,514)       2,889,494        2,953,058
                                                                             ------------     ------------     ------------
Cash flows provided by (used in) financing activities: Deposit accounts:
        (Decrease) increase in certificate accounts                          (1,022,039)      (3,613,173)      12,625,716
        Net increase (decrease) in deposits                                    (206,804)         536,887       (4,951,858)
     Proceeds from (repayment) of FHLB advances                              (1,800,000)       3,800,000      (18,500,000)
     Net increase (decrease) in advance payments by
        borrowers for taxes and insurance                                       (11,368)          17,270         (106,305)
     Repayment of debentures                                                       --           (420,000)            --
     Issuance of capital stock, net of stock issuance costs                   4,773,879             --               --
                                                                           ------------     ------------     ------------
                Net cash provided by (used in) financing activities           1,733,668          320,984      (10,932,431)
                                                                           ------------     ------------     ------------
                Net increase (decrease) in cash and cash
                   equivalents                                               (1,463,712)       3,796,001       (5,934,628)

Cash and cash equivalents at beginning of period                              5,465,762        1,669,761        7,604,389
                                                                           ------------     ------------     ------------
Cash and cash equivalents at end of period                                 $  4,002,050        5,465,762        1,669,761
                                                                           ------------     ------------     ------------
                                                                                                  (Continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                                                                                  1997             1996              1995
                                                                                  ----             ----              ----
Supplemental  disclosures of cash flow information:  Cash paid during the period for:
        Interest                                                            $ 7,130,106       7,003,551       8,291,649
                                                                            -----------     -----------     -----------
        Income taxes                                                        $    10,000            --              --
                                                                            -----------     -----------     -----------
Supplemental disclosures of non-cash transactions:
     Real estate acquired in settlement of loans                            $ 2,995,488         860,613       3,780,216
                                                                            -----------     -----------     -----------
     Loans acquired in settlement of other real estate owned                $ 2,043,890       1,300,066            --
                                                                            -----------     -----------     -----------
     Transfer of investment securities held to maturity to
        investment securities available for sale                            $      --              --        24,350,000
                                                                            -----------     -----------     -----------
     Market value adjustment - investment securities available for sale:
            Market value adjustment - investments                               (48,156)       (336,359)     (1,181,624)
            Deferred income tax asset                                           (18,121)       (126,135)       (401,752)
                                                                            -----------     -----------     -----------
                   Unrealized loss on investment securities
                        available for sale, net                             $   (30,035)       (210,224)       (779,872)
                                                                            -----------     -----------     -----------
            Unrealized loss on investment securities
                transferred from available for sale to held
                to maturity                                                    (631,889)       (715,657)           --
            Deferred income tax asset                                          (237,780)       (227,014)           --
                                                                            -----------     -----------     -----------
                   Unrealized loss on investment securities
                        transferred from available for sale to
                        held to maturity                                    $  (394,109)       (488,643)           --
                                                                            -----------     -----------     -----------


See accompanying notes to consolidated financial statements.

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1997 and 1996




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

              The Bank was chartered as a federal stock savings bank. The Bank provides a wide range of banking services to individual and corporate customers.

       (b)    Basis of Financial Statement Presentation

              The consolidated financial statements include the accounts of the Holding Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

              The accounting and reporting policies of Federal Trust Corporation and subsidiaries (collectively called the "Company") conform to generally accepted accounting principles. The following summarizes the more significant of these policies and practices.

       (c)    Cash and Cash Equivalents

              For  the  purposes  of  reporting   cash  flows,   cash  and  cash
              equivalents includes cash and interest-bearing deposits with maturities of three months or less.


                                                                     (Continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




       (d)    Federal Home Loan Bank ("FHLB") Stock

              This asset is owned due to regulatory requirements and is carried at cost. This stock is pledged as collateral to secure FHLB advances.

       (e) Investment Securities Held to Maturity and Investment Securities Available for Sale

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

              Securities that management has the intent and the Company has the ability at the time of purchase or origination to hold until maturity are classified as investment securities held to maturity. Securities in this category are carried at amortized cost adjusted for accretion of discounts and amortization of premiums using the level yield method over the estimated life of the securities. If a security has a decline in fair value below its amortized cost that is other than temporary, then the security will be written down to its new cost basis by recording a loss in the consolidated statements of operations. Realized gains and losses on investment securities available for sale are computed using the specific identification method.

       (f)    Loans

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


                                                                     (Continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




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

              The Company considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement. When a loan is impaired, the Company may measure impairment based on (a) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (b) the observable market price of the impaired loans, or (c) the fair value of the collateral of a collateral-dependent loan. The Company selects the measurement method on a loan-by-loan basis, except for collateral- dependent loans for which foreclosure is probable must be measured at the fair value of the collateral. In a troubled debt restructuring involving a restructured loan, the Company measures impairment by discounting the total expected future cash flows at the loan's original effective rate of interest.

       (g)    Allowance for Loan Losses

              The Company follows a consistent procedural discipline and accounts for loan loss contingencies in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" (Statement 5). The following is a description of how each portion of the allowance for loan losses is determined.

                                                                     (Continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




              The Company segregates the loan portfolio for loan loss purposes into the following broad segments such as: commercial real estate; residential real estate; commercial business; and consumer loan. The Company provides for a general allowance for losses inherent in the portfolio by the above categories, which consists of two components. General loss percentages are calculated based upon historical analyses. A supplemental portion of the allowance is calculated for inherent losses which probably exist as of the evaluation date even though they might not have been identified by the more objective processes used for the portion of the allowance described above. This is due to the risk of error and/or inherent imprecision in the process. This portion of the allowance is particularly subjective and requires judgments based on qualitative factors which do not lend themselves to exact mathematical calculations such as; trends in delinquencies and nonaccruals; migration trends in the portfolio; trends in volume, terms, and portfolio mix; new credit products and/or changes in the geographic distribution of those products; changes in lending policies and procedures; loan review reports on the efficacy of the risk identification process; changes in the outlook for local, regional and national economic conditions; concentrations of credit; and peer group comparisons.

              Specific allowances are provided in the event that the specific collateral analysis on each classified loan indicates that the probably loss upon liquidation of collateral would be in excess of the general percentage allocation. The provision for loan loss is debited or credited in order to state the allowance for loan losses to the required level as determined above.

        (h)       Mortgage Servicing Rights

              The Bank originates mortgage servicing rights by selling loans and retaining servicing rights. In May 1995, the Financial Accounting Standards Board ("FASB") issued Statement of financial Accounting Standards ("Statement") No. 122, "Accounting for Mortgage Servicing Rights". This Statement provides guidance for the recognition of mortgage servicing rights as an asset when a mortgage loan is sold and servicing rights are retained. The Bank adopted this standards effective January 1, 1996. The results of this adoption was to capitalize approximately $70,303 in mortgage servicing rights related to loans originated by the Bank in 1996. The carrying value of mortgage servicing rights is amortized over the life of the related loan portfolio.

                                                                     (Continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




       (i)    Real Estate Owned

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


                                                                     (Continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




       (l)    Derivative Instruments

              The Company does not purchase, sell or enter into derivative financial instruments or derivative commodity instruments as defined by Statement of Financial Accounting Standards No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", except for fixed rate loan commitments which the Company believes are at market value, and dual index bonds disclosed in note 2.

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

       (n)    Effect of New Accounting Pronouncements

              In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

              The Company adopted this Statement as of January 1, 1997. The adoption of this Statement did not have a material impact on the financial position or results of operations of the Company.

                                                                     (Continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




              In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 establishes new standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. The standards also requires the restatement of all prior-period EPS data presented in the financial statements. The Company adopted SFAS No. 128 as of January 1, 1997. The adoption of this standards had no impact on its earnings per share of the Company. The Company has no dilutive securities.

              In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The statement also requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The statement is required for fiscal years beginning after December 15, 1997. The adoption of this standard will require the Company to disclose as a component of comprehensive income the activity in its unrealized gain or loss on investment securities available for sale.

              In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The statement is required for fiscal years beginning after December 15, 1997. The Company does not anticipate adoption of this standard will have a significant impact on its consolidated financial statements.


                                                                     (Continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements





     (2) Investment Securities Held to Maturity and Investments Securities Available for Sale

        The amortized cost and estimated market values of investment securities held to maturity and available for sale at December_31, 1997 and 1996 are as follows:

        Investment securities held to maturity:

                                                                  Gross
                                                Amortized        unrealized     Estimated
                                                   cost         gain/(loss)    market value
                                                   ---          ---------      -----------
         1997:
    Obligation of U.S. government agencies     $ 6,368,111          56,577       6,424,688
                                               -----------     -----------     -----------
 1996:
    Obligation of U.S. government agencies       6,284,343         (17,155)      6,267,188
    Other                                            6,267            --             6,267
                                               -----------     -----------     -----------
                                               $ 6,290,610         (17,155)      6,273,455
                                               -----------     -----------     -----------
Investment securities available for sale:

 1997:
    Obligations of U.S. government agencies    $ 3,350,000         (48,156)      3,301,844
                                               -----------     -----------     -----------
 1996:
    Obligations of U.S. government agencies    $ 9,100,000        (336,359)      8,763,641
                                               -----------     -----------     -----------


                                                                     (Continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




        The amortized cost and estimated market value of investment securities held to maturity and investment securities available for sale at December_31, 1997, by contractual maturity, are below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                      Amortized              Estimated
                                                                                         cost              market value
                                                                                         ----              ------------
           Investment securities held to maturity:
               Due after five years through ten years                             $    6,368,111              6,424,688
                                                                                        --------               --------
           Investment securities available for sale:
               Due in one year or less                                            $    3,350,000              3,301,844
                                                                                        --------               --------

       Market values for all securities were calculated using published prices or the equivalent at December_31, 1997.

       The Company's investment in obligations of U.S. government agencies consist of dual indexed bonds issued by the Federal Home Loan Bank. The bonds have a par value of $10,350,000 and pay interest based on the difference between two indices. The bonds at December 31, 1997, pay interest at the 10 year constant maturity treasury rate less the 3 month or 6 month LIBOR rate plus a contractual amount ranging from 2.75% to 4.00%. The Company purchased the bonds to partially offset its risk related to its portfolio of adjustable rate mortgages and as such subjects the Company to a certain degree of market risk as the indices change with prevailing market interest rates.

        Proceeds from sales of investment securities available for sale were $5,624,375, $987,656 and $6,307,501 in 1997, 1996 and 1995,
        respectively. Gross realized losses on sales of investment securities available for sale during 1997, 1996 and 1995 were $125,625, $12,344 and $942,500, respectively.

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


                                                                     (Continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




        In March 1996, the Company transferred securities in the amount of $7,000,000 from the available for sale category to the held to maturity category resulting in an unrealized loss of $780,937 which remains in equity, net of amortization and income tax. Amortization is an adjustment to yield over the remaining term of the investments.


(3)     Loans Receivable, Net

        A summary of loans receivable at December 31, 1997 and 1996 follows:

                                                             1997               1996
                                                             ----               ----
           Mortgage loans:
               Permanent conventional:
    Commercial                                            $ 12,891,454      11,294,679
    Residential                                            105,943,147      97,717,708
    Residential construction conventional                    3,159,774       3,795,050
                                                          ------------    ------------
      Total mortgage loans                                 121,994,375     112,807,437
Commercial loans                                               490,417       1,349,483
Consumer loans                                                 745,806         154,445
Lines of credit                                                569,604         686,072
                                                          ------------    ------------
      Total loans receivable                               123,800,202     114,997,437
Net premium on mortgage loans purchased                      1,370,337       1,154,942

Deduct:
    Unearned loan origination fees, net of direct loan
           origination costs                                    13,577         169,854
    Undisbursed portion of loans in process                  2,137,625       1,902,256
    Allowance for loan losses                                1,110,521       1,533,003
                                                          ------------    ------------
      Loans receivable, net                               $121,908,816     112,547,266
                                                          ------------    ------------


                                                                     (Continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




        The following is a summary of information regarding nonaccrual and impaired loans as of December 31:

                                                                          1997               1996               1995
                                                                          ----               ----               ----
           Nonaccrual loans                                          $    1,283,000           991,000           3,326,600
                                                                           --------          --------            --------
           Recorded investment in impaired loans                     $    1,819,285         4,078,174           6,122,356
                                                                           --------          --------            --------
           Allowance for loan losses related to
               impaired loans                                        $      349,452           626,435           1,319,343
                                                                           --------          --------            --------


                                                                  Interest            Interest               Average
                                                                   income              income               recorded
                                                               not recognized       recognized on          investment
                                                                on nonaccrual         impaired             in impaired
                                                                    loans               loans                 loans
                                                                    -----               -----                 -----
           For the years ended December 31:
                1997                                         $     149,000               89,077               2,136,289
                                                                   -------              -------                --------
                1996                                         $     181,000              259,263               5,072,872
                                                                   -------              -------                --------
                1995                                         $     381,000              338,997               6,032,515
                                                                   -------              -------                --------

                                                                     (Continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




        The activity in the allowance for loan losses for the years ended December_31, 1997, 1996 and 1995 is as follows:

                                                                                  1997           1996           1995
                                                                                  ----           ----           ----
           Balance at beginning of period                                 $    1,533,003       2,060,568      1,974,950
           Charge-offs                                                          (529,777)     (1,223,240)      (707,222)
           Provision for loan losses                                              93,132         279,596        779,415
           Recoveries                                                             14,163         266,778         13,425
           Transfer from allowance for real estate owned                             -           149,301           -
                                                                                --------        --------       --------
           Balance at end of period                                       $    1,110,521       1,533,003      2,060,568
                                                                                --------        --------       --------

       Loan customers of the Bank include certain executive officers and directors and their related interests and associates. All loans to this group were made in the ordinary course of business at prevailing terms and conditions.

       There were no outstanding loans to executive officers, directors and affiliates at December 31, 1997 or 1996.


(4)     Loan Servicing

        Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were $9,749,927 and $7,915,631 at December 31, 1997 and 1996,
        respectively. Servicing fees earned were $28,633, $22,086 and $22,026 for the years ended December 31, 1997, 1996 and 1995, respectively.


                                                                     (Continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




(5)     Mortgage Servicing Rights

        An analysis of the activity for originated mortgage servicing rights for the year ended December 31, 1997 is as follows:

           Balance as of adoption of Statement of Financial Standards
                No. 122 on January 1, 1996                                                                 $     -
           Originations                                                                                         70,303
           Amortization                                                                                         (2,672)
                                                                                                                ------
           Balance, January 1, 1997                                                                             67,631
           Originations                                                                                         28,811
           Amortization                                                                                         (8,773)
                                                                                                                ------
           Balance, December 31, 1997                                                                      $    87,669
                                                                                                                ------

               Mortgage servicing rights are included in prepaid expenses and other assets in the consolidated balance sheets.


(6)    Office Facilities and Equipment

       Office   facilities   and  equipment   and  their   related   accumulated
       depreciation  and   amortization  at  December_31,   1997  and  1996  are
       summarized as follows:

                                                                                                             Estimated
                                                                              1997             1996         useful lives
                                                                              ----             ----         ----------
        Leasehold improvements                                          $   1,037,991       1,035,861        3-25 years
        Furniture and fixtures                                                569,772         542,727         3-7 years
                                                                             --------        --------
                                                                            1,607,763       1,578,588
        Less accumulated depreciation and amortization                        793,438         661,016
                                                                             --------        --------
               Office facilities and equipment, net                     $     814,325         917,572
                                                                             --------        --------

                                                                     (Continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




(7)     Deposits

        A summary of deposits at December 31, 1997 and 1996 follows:

                                                                            Weighted                          Weighted
                                                                            average                           average
                                                                            interest                          interest
                                                               1997           rate               1996           rate
                                                               ----           ----               ----           ---
       Commercial checking accounts -
           noninterest-bearing                         $          125,870        -  %    $          58,994         -   %
       NOW accounts                                               889,551       1.58%              654,473       1.79%
       Money market deposit accounts                            7,246,449       4.02%            7,428,630       4.02%
       Statement savings accounts                               1,035,282       2.57%            1,363,750       2.58%
                                                               ----------      ----             ----------       ----
                                                                9,297,152       3.60%            9,505,847       3.59%
                                                               ----------      ----             ----------       ----
       Certificate accounts by interest rates:
           1.00% - 3.99%                                          442,782                          499,355
           4.00% - 4.99%                                        1,149,652                        3,076,939
           5.00% - 5.99%                                       79,489,822                       78,123,278
           6.00% - 7.99%                                       14,504,969                       14,909,692
                                                               ----------                       ----------
                    Total certificate accounts                 95,587,225       5.69%           96,609,264       5.56%
                                                               ----------       ----            ----------       ----
       Accrued interest                                             5,786                            3,895
                                                               ----------                       ----------
                    Total deposits                     $      104,890,163       5.48%    $     106,119,006       5.38%
                                                               ----------      ----             ----------       ----

                                                                     (Continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




       The following table presents, by various interest rate categories, the amount of certificate accounts maturing during the periods reflected below:

Interest rate        1998           1999            2000           2001           2002           2003         Total
 -----------         ----           ----            ----           ----           ----           ----         -----
1.00% - 3.99%    $   386,525         44,477          4,134          3,452            932          3,261        442,781
4.00% - 4.99%      1,147,969          1,684           --             --             --             --        1,149,653
5.00% - 5.99%     65,672,152     10,989,046      1,621,121        776,518        430,985           --       79,489,822
6.00% - 6.99%     10,482,602      2,974,159        742,898        207,310           --             --       14,406,969
7.00% - 7.99%         98,000           --             --             --             --             --           98,000
                 -----------    -----------    -----------    -----------    -----------    -----------    -----------
                 $77,787,248     14,009,366      2,368,153        987,280        431,917          3,261     95,587,225
                 -----------    -----------    -----------    -----------    -----------    -----------    -----------


The Company's large denomination ($100,000 and over) deposits included in certificate accounts mature as follows:

                                        At December 31, 1997     At December 31, 1996
                                        -------------------      -------------------
                                       Amount        % total     Amount        % total
                                       ------        -------     ------        -------
Three months or less                $ 4,214,446        22.1%  $ 3,952,908        21.5%
Over three months to six  months      5,303,940        27.8%    5,844,172        31.9%
Over six months to twelve months      5,351,174        28.0%    4,707,383        25.7%
Over twelve months                    4,207,654        22.1%    3,829,936        20.9%
                                    -----------     -----     -----------     -----
                                    $19,077,214       100.0%  $18,334,399       100.0%
                                    -----------     -----     -----------     -----

        Interest expense on deposits for the years ended December 31, 1997, 1996 and 1995 is as follows:

                                                                                 1997           1996           1995
                                                                                 ----           ----           ----
       Interest on NOW and Super NOW accounts                              $       13,187           9,511         5,624
       Interest on money market accounts                                          288,745         256,130       254,271
       Interest on savings accounts                                                32,708          43,335        91,557
       Interest on certificate accounts, net of penalties                       5,440,044       5,451,414     5,862,227
                                                                                 --------        --------      --------
                                                                           $    5,774,684       5,760,390     6,213,679
                                                                                 --------        --------      --------

                                                                     (Continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




(8)     Federal Home Loan Bank Advances

    A summary of advances from the Federal Home Loan Bank of Atlanta at December
31, 1997 and 1996 follows:

                Maturing in year                              Interest rate
             ending December 31,                            (variable rates)                   December 31, 1997
             ------------------                             -------------                      ----------------
                        1998                                       (6.50)                         $        5,500,000
                        1998                                        6.00                                   5,000,000
                        1998                                        6.02                                   2,500,000
                        1998                                        6.12                                   5,000,000
                        1998                                        5.88                                   5,000,000
                                                                                                           ---------
                                                                                                   $      23,000,000
                                                                                                           ---------
                Maturing in year                              Interest rate
             ending December 31,                            (variable rates)                   December 31, 1996
             ------------------                             -------------                      ----------------
                        1997                                        6.01                           $      10,000,000
                        1997                                        5.86                                   5,000,000
                        1997                                       (6.95)                                  4,800,000
                        1998                                        6.12                                   5,000,000
                                                                                                           ---------
                                                                                                   $      24,800,000
                                                                                                           ---------

        Pursuant to collateral agreements with the Federal Home Loan Bank ("FHLB"), advances are secured by the following at December 31:

                                1997               1996
                                ----               ----
FHLB stock                   $ 1,427,500      1,253,200
Qualifying mortgage loans     31,139,250     34,588,904
Investment securities:
   Amortized cost              3,547,948      6,284,343
   Market value                3,579,469      6,267,188
                               ---------           ---------

                                                                     (Continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




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

           Deposits - The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at December 31, 1997 (that is their carrying amounts). The carrying amounts of variable rate, fixed term money market accounts and certificates of deposit (CDs) approximate their fair value at the reporting date. Fair values for fixed rate CDs are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.


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

       The estimated fair values of the Company's financial instruments are as follows:

                                                     December 31, 1997
                                                     -----------------
                                                Carrying amount    Fair value
                                                ---------------    ---------
             Financial assets:
    Cash and cash equivalents                   $  4,002,050       4,002,050
    Investment securities available for sale       3,301,844       3,301,844
    Investment securities held to maturity         6,368,111       6,424,688
    Loans (carrying amount less allowance
        for loan loss of $1,110,521)             121,908,816     123,050,866
    Federal Home Loan Bank stock                   1,427,500       1,427,500

Financial liabilities:
    Deposits:
        Without stated maturities               $  9,297,152       9,297,152
        With stated maturities                    97,587,225      95,866,182
    Federal Home Loan Bank advances               23,000,000      23,026,953

Commitments:
    Letters of credit                           $       --              --
    Loan commitments                                    --              --


                                                                     (Continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




                                                      December 31, 1996
                                                      -----------------
                                               Carrying amount     Fair value
                                               ---------------     ---------
             Financial assets:
    Cash and cash equivalents                   $  5,465,762       5,465,762
    Investment securities available for sale       8,763,641       8,763,641
    Investment securities held to maturity         6,290,610       6,273,455
    Loans (carrying amount less allowance
        for loan loss of $1,533,003)             112,547,266     112,879,373
    Federal Home Loan Bank stock                   1,253,200       1,253,200

Financial liabilities:
    Deposits:
        Without stated maturities               $  9,505,847       9,505,847
        With stated maturities                    96,609,264      96,869,394
    Federal Home Loan Bank advances               24,800,000      24,784,484

Commitments:
    Letters of credit                           $       --              --
    Loan commitments                                    --              --

       The carrying amounts shown in the table are included in the consolidated balance sheets under the indicated captions.

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




(10)     Income Taxes

       Income tax for the years ended December 31, 1997, 1996 and 1995 consists of:

                     Current         Deferred           Total
                     -------         --------           -----
1997:
   Federal         $       177         195,052         195,229
   State                  --            33,419          33,419
                   -----------     -----------     -----------
          Total    $       177         228,471         228,648
                   -----------     -----------     -----------
1996:
   Federal         $      --          (213,800)       (213,800)
   State                  --              --              --
                   -----------     -----------     -----------
          Total    $      --          (213,800)       (213,800)
                   -----------     -----------     -----------
1995:
   Federal          (1,060,081)       (152,747)     (1,212,828)
   State                  --           (19,000)        (19,000)
                   -----------     -----------     -----------
          Total    $(1,060,081)       (171,747)     (1,231,828)
                   -----------     -----------     -----------

                                                                     (Continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




       The tax effects of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts which give rise to significant portions of deferred tax assets and liabilities are as follows:

                                                                        1997            1996
                                                                        ----            ----
        Deferred tax assets:
    Allowance for loan losses                                      $   206,279         411,600
    Unrealized loss on investment securities available for sale        255,901         353,149
    Deferred loan fees                                                    --            14,008
    AMT credit carryforward                                             65,878          44,294
    Real estate owned                                                   55,710            --
    Other                                                                1,396           1,133
    Net operating loss carryforward                                    750,255         782,467
                                                                   -----------     -----------
                Gross deferred tax asset                             1,335,421       1,606,651
     Less valuation allowance                                         (432,526)       (432,526)
                                                                   -----------     -----------
                                                                       902,895       1,174,125
                                                                   -----------     -----------
Deferred tax liabilities:
    FHLB stock dividend                                                (17,840)        (18,846)
    Mortgage servicing rights                                          (32,989)           --
    Deferred loan fees                                                 (14,014)           --
    Depreciation                                                       (34,075)        (25,583)
                                                                   -----------     -----------
                                                                       (98,918)        (44,429)
                                                                   -----------     -----------
                Total                                              $   803,977       1,129,696
                                                                   -----------     -----------

       At December 31, 1997, the Company has net operating loss carryovers (NOL's) of approximately $1,889,000 for federal and $4,954,000 state tax purposes, which expire between 2009 and 2011. In addition, the Company has approximately $66,000 in alternative minimum tax (AMT) credit carryforwards. A valuation allowance has been established for those NOL and AMT carryovers that management believes are more likely than not to be utilized prior to their expiration through future profitable operations.

                                                                     (Continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



       The Company's effective tax rate on pretax (loss) income for 1997, 1996 and 1995 differs from the statutory Federal income tax rate as follows:

                                                 1997           %            1996        %              1995        %
                                                 ----          ---           ----       ---             ----       ---
Tax (benefit) provision at
    statutory rate                          $    199,268      34.0%     $  (404,703)   (34.0)%     $(1,183,720)  (34.0)%
Increase (decrease) in tax
    resulting from:
       Increase in valuation allowance              -           -           211,702     17.8              -        -
       State income taxes net of
           federal income tax benefit             21,275       3.6             -          -           (107,473)   (3.0)
       Other                                       8,105       1.4          (20,799)    (1.7)           59,365     1.7
                                                 -------      ----            ------     ----         --------   ----
                                            $    228,648      39.0%     $   (213,800)  (17.9)%     $(1,231,828)  (35.3)%
                                                 -------      ----           -------     ----           --------   ----

(11)     Regulatory Capital

    The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

       Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets.


                                                                     (Continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




       The following table summarizes the capital thresholds for each prompt corrective action capital category. An institution's capital category is based on whether it meets the threshold for all three capital ratios within the category:

                                                                                                    To be adequately
                                                                                                    capitalized under
                                                                   For capital                      prompt corrective
                                            Actual              adequacy purposes                   action provisions
                                        ---------------         -----------------                   ----------------
                                    Amount          Ratio    Amount           Ratio             Amount           Ratio
                                    ------          -----    ------           -----             ------           -----
As of December 31, 1997:
   Total capital (to risk
        weighted assets)         $12,062,756       14.99% $ 6,438,476    greater than 8.0%    $ 6,438,476    greater than 8.0%
                                                                                              -----------    -----------------
   Tier I capital (to risk
        weighted assets)          11,055,454        7.77%   5,693,782    greater than 4.0%      5,693,782    greater than 4.0%
                                                                                              -----------    -----------------
   Tier I capital (to average
        assets)                   11,055,454        7.77%   5,693,782    greater than 4.0%      5,693,782    greater than 4.0%
                                                                                              -----------    -----------------

As of December 31, 1996:
   Total capital (to risk
        weighted assets)         $ 7,485,055        9.92% $ 6,037,864    greater than 8.0%    $ 6,037,864    greater than 8.0%
                                                                                              -----------    -----------------
   Tier I capital (to risk
        weighted assets)           6,614,345        4.74%   5,584,341    greater than 4.0%      5,584,341    greater than 4.0%
                                                                                              -----------    -----------------
   Tier I capital (to average
        assets)                    6,614,345        4.74%   5,584,341    greater than 4.0%      5,584,341    greater than 4.0%
                                                                                              -----------    -----------------

       Management believes, as of December 31, 1997, that the Bank meets all capital adequacy requirements to which it is subject.


                                                                     (Continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(12)     Commitments and Related Party Transactions

       Future minimum lease payments under noncancelable leases, at December 31, 1997 are as follows:

                Year ending December 31,                                               Operating leases
                -----------------------                                                --------------
                          1998                                                         $    304,687
                          1999                                                              304,687
                          2000                                                              304,687
                          2001                                                               27,076
                          2002                                                              -
                                                                                            -------
                               Total minimum lease payments                            $    941,137
                                                                                            -------

       Rent expense amounted to $285,214, $351,150 and $334,834 and for the years ended 1997, 1996 and 1995, respectively.

       During 1990, the Company entered into a long-term lease obligation with John Martin Bell, wife of the former president of the Company, James T. Bell, and a stockholder and director of the Company for the use of the building in Winter Park, Florida. Rent payments in the amount of $296,339, $291,767 and $247,923 were made during the years ended December 31, 1997, 1996 and 1995, respectively.


(13)     Parent Company Financial Information

       The parent company financial information is as follows at December 31, 1997 and 1996:

                                                 Condensed Balance Sheets
                                                  ----------------------
                                                                                              1997              1996
                                                                                              ----              ----
       Assets:
          Cash, deposited with subsidiary                                             $     1,390,821           115,099
          Prepaid expenses and other assets                                                    41,000            79,303
          Property, plant and equipment, net                                                  332,290           377,678
          Note receivable                                                                      75,000           305,354
          Investment in subsidiaries                                                       10,803,793         6,401,425
                                                                                            ---------         ---------
                                                                                      $    12,642,904         7,278,859

                                                                                            ---------         ---------
                                                                     (Continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


                       Condensed Balance Sheets, Continued
                        --------------------------------
                                                                                            1997              1996
                                                                                            ----              ----
       Liabilities and stockholders' equity:
          Accounts payable and accrued expenses                                       $        72,242           114,231
                                                                                            ---------         ---------
       Stockholders' equity:
          Common stock                                                                         49,416            22,565
          Additional paid-in capital                                                       15,857,532        11,143,659
          Accumulated deficit                                                              (2,912,142)       (3,226,204)
          Treasure stock                                                                      -                 (76,525)
          Unrealized loss on investment securities                                           (424,144)         (698,867)
                                                                                            ---------         ---------
                Total stockholders' equity                                                 12,570,662         7,164,628
                                                                                            ---------         ---------
                                                                                      $    12,642,904         7,278,859
                                                                                            ---------         ---------

                                            Condensed Statements of Operations
                                              -------------------------------
                                                                            1997              1996            1995
                                                                            ----              ----            ----
       Revenues:
          Interest and dividend income                                  $      5,918           17,579             8,280
          Other income                                                       334,883          308,770           250,485
                                                                             -------          -------          --------
                 Total income                                                340,801          326,349           258,765
                                                                             -------          -------          --------
       Expenses:
          Compensation                                                        42,372          114,985           230,279
          Occupancy                                                          343,810          442,483           420,285
          Other expense                                                       67,192          382,926           473,678
                                                                             -------          -------          --------
                 Total expenses                                              453,374          940,394         1,124,242
                                                                             -------          -------          --------
                 Loss before income from subsidiaries                       (112,573)        (614,045)         (865,477)

       (Loss) income from subsidiaries                                       427,644         (362,458)       (1,597,758)
                                                                             -------          -------          --------
                 Net income (loss) before income taxes                       315,071         (976,503)       (2,463,235)
       Income tax (benefit) expense                                          (42,361)            -             (213,534)
                                                                             -------          -------          --------
                   Net income (loss)                                      $  357,432         (976,503)       (2,249,701)
                                                                             -------          -------          --------

                                                                     (Continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




                       Condensed Statements of Cash Flows
                        --------------------------------

                                                                              1997            1996           1995
                                                                              ----            ----           ----
   Cash flows provided by (used in) operating activities:
       Net income (loss)                                                $      357,432        (976,503)     (2,249,701)
       Adjustments to reconcile net income (loss) to net
          cash provided by (used in) operating activities:
              Loss on disposal of premises and equipment                          -            154,327             371
              Depreciation                                                      69,693          59,800          74,672
              Equity in undistributed loss (earnings)
                 of subsidiaries                                              (427,644)        362,458       1,597,758
              Cash provided by (used in) changes in:
                 Prepaid expenses and other assets                              13,999         235,883         (95,498)
                 Investment in subsidiaries                                 (3,700,000)      1,082,058             -
                 Due to subsidiaries                                          -               (103,000)       (284,800)
                 Accounts payable and accrued expenses                         (41,989)        (38,244)        152,475
                                                                              --------        --------        --------
                Net cash provided by (used in) by operating
                     activities                                             (3,728,509)        776,779        (804,723)
                                                                              --------        --------        --------
   Cash flows provided by (used in) investing activities:
       Notes receivable originated, net of repayments                          230,354        (305,354)         -
       Purchase of property and equipment                                     -                 (4,759)         -
       Proceeds from sale of property and equipment                           -                 68,191          13,353
                                                                              --------        --------        --------
                Net cash provided by (used in)
                   investing activities                                        230,354        (241,922)         13,353
                                                                              --------        --------        --------

                                                                     (Continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



                  Condensed Statements of Cash Flows, Continued
                   -------------------------------------------

                                                              1997             1996            1995
                                                              ----             ----            ----
Cash flows (used in) provided by financing activities:
    Proceeds from sale of stock, net of issuance costs      4,773,877            --              --
    Repayment of debentures                                      --          (420,000)           --
                                                          -----------     -----------     -----------
             Net cash (used in) provided by financing
                activities                                  4,773,877        (420,000)           --
                                                          -----------     -----------     -----------
             Net increase (decrease) in cash and cash
                  equivalents                               1,275,722         114,857        (791,370)

Cash and cash equivalents at beginning of year                115,099             242         791,612
                                                          -----------     -----------     -----------
Cash and cash equivalents at end of year                  $ 1,390,821         115,099             242
                                                          -----------     -----------     -----------
  Supplemental disclosures of non-cash transactions:
  Market value adjustment - investment securities
      available for sale:
         Market value adjustment - investments                (48,156)       (336,359)     (1,181,624)
         Deferred income tax asset                            (18,121)       (126,135)       (401,752)
                                                          -----------     -----------     -----------
             Unrealized loss on investment securities
                available for sale, net                   $   (30,035)       (210,224)       (779,872)
                                                          -----------     -----------     -----------
           Unrealized loss on investment securities
              transferred from available for sale to
              held to maturity                            $  (631,889)       (715,657)           --
                                                          -----------     -----------     -----------

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

                                                                     (Continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(14)     Selected Quarterly Financial Data (Unaudited)

       Summarized quarterly financial data follows (in thousands, except for per share amounts):

                                                                                       Fourth quarter
                                                                                   ---------------------------
                                                                              1997          1996            1995
                                                                              ----          ----            ----
            Interest income                                                $    2,639         2,460          2,548
            Net interest income                                                   824           685            516
            Provision for loan losses                                            (115)         (311)             5
            Income (loss) before income taxes                                     189           361         (1,806)
            Net income (loss)                                                     141            16         (1,177)
                                                                                -----         -----          -----
            Basic and diluted earnings (loss) per share                    $      .05           .01           (.52)
                                                                                -----         -----          -----

                                                                                       Third quarter
                                                                                   ------------------------
                                                                              1997          1996            1995
                                                                              ----          ----            ----
            Interest income                                                $    2,475         2,487          2,648
            Net interest income                                                   659           742            548
            Provision for loan losses                                              30           441             42
            (Loss) income before income taxes                                     154        (1,151)          (624)
            Net (loss) income                                                      90          (737)          (400)
                                                                                -----         -----          -----
            Basic and diluted (loss) earnings per share                    $      .04          (.33)          (.18)
                                                                                -----         -----          -----

                                                                                        Second quarter
                                                                                   ------------------------
                                                                              1997          1996            1995
                                                                              ----          ----            ----
            Interest income                                                $    2,495         2,432          2,765
            Net interest income                                                   694           731            735
            Provision for loan losses                                              41           132            730
            (Loss) income before income taxes                                      66          (405)        (1,006)
            Net (loss) income                                                      25          (259)          (644)
                                                                                -----         -----          -----
            Basic and diluted (loss) earnings per share                    $      .01          (.11)          (.29)
                                                                                -----         -----          -----

                                                                     (Continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



                                                                                        First quarter
                                                                             -----------------------------------
                                                                             1997           1996            1995
                                                                             ----           ----            ----
            Interest income                                               $   2,550          2,558           2,648
            Net interest income                                                 827            741             784
            Provision for loan losses                                            (3)            18               2
            Income (loss) before income taxes                                   177              5             (46)
            Net income (loss)                                                   101              3             (29)
                                                                              -----          -----           -----
            Basic and diluted earnings (loss) per share                   $     .05             -             (.01)
                                                                              -----          -----           -----

 (15)     Employee Stock Ownership Plan

        The Company maintains a qualified employee stock ownership plan (the "Plan"). The Plan is qualified under Section 4975(e)(7) of the Internal Revenue Code, under which all of its subsidiaries may act as participating employees. In addition, the Plan meets all applicable requirements of the Tax Reform Act of 1986 and is qualified under Section 401(c) of the Internal Revenue Code.

        At the discretion of the Board of Directors, the Company may make a contribution to the Plan of up to 15% of total compensation paid to employees during the year. Employees are 100% vested after five years of service. For the years ended December 31, 1997, 1996 and 1995, the Company contributed cash to the Plan of $50,782, $38,000 and $10,000, respectively.


                                                                     (Continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




   (16)    Regulation and Supervisory Agreement

   The Bank is subject to extensive regulation, supervision and examination by the Office of Thrift Supervision ("OTS"), its primary federal regulator, and by the FDIC, which insures deposits up to applicable limits. Such regulation and supervision establishes a comprehensive framework of activities in which a bank may engage and is intended primarily for the protection of the SAIF administered by the FDIC and depositors. During the year ended December 31, 1996, the FDIC imposed a one-time assessment on all SAIF-insured deposits in the amount of 65.7 cents per $100 of insured deposits, held as of March 31, 1995. The effect of this assessment resulted in a pre-tax charge to income of $716,498. As a thrift holding company, the Holding Company also is subject to extensive regulation, supervision and examination by the OTS and, to a lesser extent, the FDIC.

       The Bank and the Holding Company are subject to periodic examinations by the OTS. Examinations to prior years resulted in the Bank entering into a supervisory agreement in 1993 and the OTS issuing a Supervisory Order to Cease and Desist (the "Order") to both the Bank and the Holding Company in 1994. The 1996 examination found the Bank and Holding Company to be in compliance with the Order and upgraded the Holding Company rating to satisfactory. During 1997, the OTS completed a regular examination of the Bank and Holding Company and again found them to be in compliance with the Orders. In letter dated March 18, 1998, the OTS removed the growth restrictions placed on the Bank pursuant to Regulatory Bulletin 3b, permitting future growth of the Bank consistent with the Bank's strategic and operating plans, and safe and sound banking practices.


                                                                     (Continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




       The Bank and Holding Company has requested removal of the Orders. Until such Orders are removed the following directives are still applicable to the Bank and Holding Company. Management and the Board of Directors have committed to adhering to the terms of the Order. The Order provides for the Board of Directors to: develop, adopt and adhere to policies and procedures to strengthen the Bank's underwriting, administration, collection and foreclosure efforts; review and revise underwriting policies and procedures to comply with regulatory requirements; record minutes to the loan committee and grant loans only on terms approved by the committee and document the recipient of proceeds of the loan; develop and implement a written plan to collect, strengthen and reduce the risk of loss for all real estate owned and for certain loans at risk and secured by real estate; comply with policies and procedures requiring written inspection of development and construction loans; pay no more than market rate, determined by a rent study approved by the OTS for lease of the Bank's offices; make no payment of taxes owed by a person affiliated with the Bank; seek reimbursement of expenses of the Holding Company paid by the Bank; provide a management services agreement for work performed for the Holding Company by the Bank; develop and submit for approval a three year business plan; comply with loans to one borrower policy; pay no dividend without consent of the OTS; appoint a compliance committee; refrain from purchasing dual indexed bonds. In addition, the OTS issued a separate Order for the Company requiring: the Holding Company shall not request dividends from the Bank without written permission from the OTS; the Holding Company reimburse the Bank for the Holding Company's expenses, develop a management services agreement with the Bank which provides for the reimbursement for employees who work for both the Bank and the Holding Company; appoint a compliance committee to report to the board of directors as to the Holding Company's compliance with the Order.

       The regulatory structure governing savings associations and savings and loan holding companies gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities. Any change in such regulation, whether by the OTS, the FDIC or the U.S. Congress, could have a significant impact on the Bank and the Holding Company and their operations.


                                                                     (Continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




(17)     Stock Options

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

       In addition, the Company has issued stock options to certain sales representatives for their commitment in selling Federal Trust Corporation stock. These options have a strike price of $5.63 per share, as amended as a result of the 1997 stock offering, and will expire on October 26, 1999. At December 31, 1997 and 1996, options for 58,453 shares were outstanding to various sales representatives.


    (18)          Credit Commitments

         The Bank has outstanding at any time a significant number of commitments to extend credit. These arrangements are subject to strict credit control assessments and each customer's credit worthiness is evaluated on a case-by-case basis. A summary of commitments to extend credit and standby letters of credit written at December 31, 1997 and 1996 are as follows:

                                                                                        1997              1996
                                                                                        ----              ----
              Available lines of credit                                           $       306,516           179,283
                                                                                         --------          --------
              Standby letters of credit                                           $       500,000           500,000
                                                                                         --------          --------
              Outstanding  mortgage  loan  commitments,  exclusive  of  loans in process:
                      Net fixed rates                                             $       577,846           584,097
                      Net variable rates                                                3,736,823         2,375,844
                                                                                         --------          --------
                                                                                  $     4,314,669         2,959,941
                                                                                         --------          --------

                                                                     (Continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




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


       (19)         Concentration of Credit Risk

         The  Bank  originates  real  estate,   consumer  and  commercial  loans
primarily in its Central Florida market area. Although the Bank has a diversified loan portfolio, a substantial portion of its borrowers' ability to honor their contracts is dependent upon the economy of Central Florida. The Bank does not have a significant exposure to any individual customer or counterparty.

         The Bank manages its credit risk by limiting the total amount of arrangements outstanding with individual customers, by monitoring the size and maturity structure of the loan portfolio, by obtaining collateral based on management's credit assessment of the customers, and by applying a uniform credit process for all credit exposures.


                                                                     (Continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




       (20)         Year 2000

         In January 1997, the Company developed a plan to deal with the Year 2000 problem and began converting its computer systems to be Year 2000 compliant. The plan provides for the conversion efforts to be completed by the end of 1999. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The total cost of the project is estimated to $50,000 and is being funded through operating cash flows. The Company is expensing all costs associated with these systems changes as the costs are incurred.
As of December 31, 1997, $20,000 had been expensed.

                                    PART III

                    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS
                                OF THE REGISTRANT

                                   MANAGEMENT

Management of Federal Trust

The Board of Directors of Federal Trust Corporation consists of 5 members all of whom also presently serve as directors of the Bank. See "Management of the Bank." The table below sets forth the name and positions of each director and executive officer of Federal Trust.

                               Age at        Position with the               Year First              Term of
   Director's Name        January 1, 1997    Holding Company               Elected Director       Office Expires
   ---------------        ---------------    ---------------               ----------------       --------------
James V. Suskiewich             50           President/Chairman/Director         1994                   1998
Aubrey H. Wright, Jr.           51           Sr. V.P./CFO/Director               1995                   1998
Samuel C. Certo                 50           Director                            1997                   1998
George W. Foster                68           Director                            1997                   1998
Kenneth W. Hill                 64           Director                            1997                   1998

Directors are elected for a term of one year effective with the 1996 Annual meeting.

Information with respect to the persons who are directors or executive officers of Federal Trust, including an employment history covering the past five years is detailed in the next section "Management of the Bank". Except as otherwise indicated, all persons named have been engaged in their principal occupations for more than the past five years.

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

                                      Age at           Position with                              Expiration
           Name                  January 1, 1997          the Bank           Director Since         of Term
           ----                  ---------------          --------           --------------       ---------
James V. Suskiewich                   50               President/                  1993              1997
                                                       Chairman
                                                       Director

George W. Foster                      68               Director                    1991              1997

Aubrey H. Wright, Jr.                 51               SVP and CFO/                1994              1998
                                                       Director

Samuel C.  Certo                      50               Director                    1996              1999

Kenneth W.  Hill                      64               Director                    1996              1999

Louis Laubscher                       54               VP and CLO                  N/A               N/A


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

The following table sets forth information as of March 1, 1998 with respect to the ownership of shares of the Common Stock by (i) such persons are believed by management to be the beneficial owners of more than 5% of the Common Stock, (ii) directors and officers of Federal Trust, and (iii) all directors and officers as a group.

                                                         Percentage of
                                         Shares of       Common Stock         Options to          Percentage of
                                          Common            issued &          Purchase        Common Stock on a
           Name                           Stock(1)        outstanding          Stock(2)        fully diluted basis
           ----                           --------        -----------          --------        -------------------
James V. Suskiewich(3)                     92,818             1.88              - 0 -                  1.88
Aubrey H. Wright, Jr.                      25,100              .51              - 0 -                   .51
George W. Foster                           11,343              .23              - 0 -                   .23
Samuel C. Certo                            25,000              .51              - 0 -                   .51
Kenneth W. Hill                            25,000              .51              - 0 -                   .51
Louis Laubscher                            35,000              .71              - 0 -                   .71
Officers & Directors as a Group           228,847             4.63              - 0 -                  4.63

(1) Except as indicated below, includes all shares of Common Stock owned by each director's spouse, or as custodian or trustee for minor children, over which shares such individuals effectively exercise sole voting and investment power.
(2) The Stock Option Plan was rescinded by the Board of Directors of the Comp-any on March 7, 1997. See "Item 11.Executive Compensation - Options."
(3) Includes 50,782 shares held as trustee under Federal Trust's ESOP with respect to which Mr. Suskiewich exercises sole voting and investment power.

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

                                                                            Annual Compensation (1)
                                                                            -----------------------
Name and Principal                                                               Other Annual         Restricted Stock
     Position (2)          Year       Salary      Bonus (2)   Directors' Fees   Compensation(3)           Awards(4)        Options
     ---------------       ----       ------      ---------   ---------------   ---------------          -----------       -------

James V. Suskiewich,       1997       $134,441    $41,000       $17,000              $21,446                 -                -
     CEO of the Co.        1996       $137,409    $11,000       $13,750              $14,161                 -                -
     CEO of the Bank       1995       $118,223    $16,000       $ 5,500              $13,168                 -                -

Aubrey H. Wright, Jr.      1997       $ 84,808    $18,500       $ 9,500              $ 8,291                 -                -
     CFO of the Bank       1996       $ 79,904    $ 6,000       $ 7,250              $ 5,936                 -                -
     CFO of the Co.        1995       $ 74,875    $ 4,500       $    -               $ 1,589                 -                -

Louis Laubscher            1997       $ 74,038    $29,966            -               $ 3,908                 -                -
     CLO of the Bank       1996       $ 69,807    $16,848            -               $ 4,218                 -                -
                           1995       $ 56,077    $18,318            -               $ 2,522                 -                -

       (1) Includes all compensation in the year earned whether received or deferred at the election of the executive.
       (2) Includes $28,966, $10,848, and $17,318 in incentive bonuses for Mr. Laubscher based on resolutions of non-performing loans and REO in 1997, 1996,and 1995 respectively.
       (3)     Includes the estimated value of:

                            James V. Suskiewich        1997          1996             1995
                            -------------------        ----          ----             ----
               Health & Life insurance premiums    $  4,126       $  4,454         $  3,933
                      Use of Company automobile       5,924          6,928            6,564
                       Social/Country Club Dues       5,600          2,779            2,671
                   Supplemental Retirement Plan       5,796            -                 -
                                                     ------          -----            -----
                                         Total:     $21,446        $14,161          $13,168

                           Aubrey H. Wright Jr.        1997          1996            1995
                           --------------------        ----          ----            ----
               Health & Life insurance premiums    $  5,477       $  5,936         $  6,285
                   Supplemental Retirement Plan       2,814            -                 -
                                                      -----          -----           -----
                                          Total       8,291          5,936           6,285

                                Louis Laubscher        1997          1996            1995
                                ---------------        ----          ----            ----
               Health & Life insurance premiums    $  3,908       $  4,218         $  2,522

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

All full-time salaried employees of the Company, and its subsidiaries are participants in the ESOP. Executive officers of the Company are eligible to participate in the ESOP, but directors are not eligible unless they are also full-time salaried employees. A participant's interest in the ESOP is vested after five years of service and there is no vesting prior to that period of time. ten (10) employees had vested interest in the ESOP as of December 31, 1997. Mr. Suskiewich, Mr. Wright and Mr. Laubscher are not vested in the ESOP.

The ESOP contributions by the Company are determined annually by the Board of Directors of the Company, taking into consideration the prevailing financial conditions, the Company's fiscal requirements and other factors deemed relevant by the Board. The Company, generally, may make contributions to the ESOP of up to 15% of total compensation paid to employees during the year. Each participant's contribution equals the proportion that each such participant's compensation for the year bears to the total compensation of all participants for such year. In 1997, 1996 and 1995, the Company contributed cash of $50,782, $38,000,and $10,000, respectively to the ESOP.

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

The Company issued no stock options or stock appreciation rights as compensation during the fiscal year ended December 31, 1996. On March 7, 1997, the Board of Directors of the Company rescinded the Stock Option Plan for Directors. The Company issued no stock options or stock appreciation rights as compensation during the period January 1, 1996 through March 7, 1997.

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

Executive   Compensation   Policies  and  Program.   The   Company's   executive
compensation program is designed to:

         o Attract and retain qualified management of the Company;
         o Enhance short-term financial goals of the Company; and
         o Enhance long-term shareholder value of the Company.

The Company strives to pay each executive officer the base salary that would be paid on the open market for a fully qualified officer of that position. The Board of Directors determines the level of base salary and any incentive bonus plan for the CEO and certain senior executive officers of the Company and a range for other executive officers based upon competitive norms, derived from annual surveys published by several independent banking institutes or private companies specializing in financial analysis of financial institutions. Such surveys provide information regarding compensation of financial institution officers and employees based on size and geographic location of the financial institution and serve as a bench mark for determining executive salaries. Actual salary changes are based upon an evaluation of each individual's performance based upon Holding Company objectives and specific job description objectives, as well as the overall performance of the Holding Company. Executive officers's salaries were reduced in fiscal year 1997 as compared to 1996, consistent with the Holding Company's efforts to reduce budgeted expenses and overhead. Bonus awards are made based upon the attainment of the Holding Company's net income targets, the officer's responsibilities and individual performance standards with each officer given the opportunity to earn an annual performance bonus, generally in the range of approximately 10-40% of his or her base salary. In fiscal year 1997, however, no bonuses were awarded primarily because the Holding Company failed to attain its performance goals.

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

         Board of Directors

         James V. Suskiewich         Aubrey H. Wright, Jr.     George W. Foster
         Samuel C. Certo             Kenneth W. Hill

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

Employment Contracts

Federal Trust and the Bank have jointly entered into employment agreements with two of their executive officers, James V. Suskiewich, President and Chief Executive Officer, and Aubrey H. Wright, Chief Financial Officer. The employment agreements, which became effective September 1, 1995, were amended on August 22, 1997. The employment agreements with Messrs. Suskiewich and Wright are substantially the same except as noted herein. On August 22, 1997, the Bank also entered into a Employee Severance Agreement with Mr. Louis E. Laubscher, its Chief Lending Officer, the material aspects of which are discussed herein.

Employment Agreements. Messrs. Suskiewich and Wright each are entitled to receive a base salary, plus reimbursement of reasonable business expenses. The employment agreements with Messrs. Suskiewich and Wright provide for three-year terms. Mr. Suskiewich is entitled to a fixed performance bonus equal to 3% of the Company's quarterly consolidated income before taxes and may be granted an annual performance bonus which is solely at the discretion of the Board of Directors, both of which are payable for the duration of his employment agreement. The 3% fixed performance bonus is paid when the Bank meets the "Well-Capitalized" definition under OTS regulations and attains quarterly after-tax earnings of 0.5% or more of the average quarterly assets on an annualize basis. The fixed performance bonus is paid within 45 days of the end of a quarter. The Bank is currently considered to be "Adequately Capitalized" under OTS regulations and does not currently meet the 0.5% after-tax minimum earnings requirement. For the year ended December 31, 1996, Mr. Suskiewich received a discretionary performance bonus of $11,000.

Mr. Wright is entitled to a 1% fixed performance bonus and may be granted an annual discretionary performance, both of which are payable for the duration of his agreement. The payment of the 1% fixed performance bonus is based upon the same terms and conditions as provided for Mr. Suskiewich's fixed performance bonus. For the year ended December 31, 1996, Mr. Wright received a discretionary performance bonus of $7,500.

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

The employment agreements provide for termination by the Bank for "cause". In the event the Bank chooses to terminate Messrs. Suskiewich and Wright's employment for reasons other than for cause, they (or in the event of death, their respective beneficiaries) would be entitled to a severance payment equal to the total annual compensation for the remainder of the term of the respective employment agreement. In the event of a change of control of Federal Trust or the Bank, Mr. Suskiewich will be entitled to a special incentive bonus equal to three times his annual compensation, times the price/book value ratio at which Federal Trust or the Bank is acquired while Mr. Wright will be entitled to a special incentive bonus equal to two times his annual compensation then in effect, times the price/book value ratio at which Federal Trust or the Bank is acquired. For example, if Federal Trust was acquired on June 30, 1997, for 1.5 times book value, Mr. Suskiewich would receive $607,500 ($135,000 x 3 x 1.5), while Mr. Wright would receive $255,000 ($85,000 x 2 x 1.5). The special incentive bonus is payable by either Federal Trust or the Bank.

In the event Messrs. Suskiewich or Wright voluntary terminate their employment other than for the reasons mentioned herein, all rights and benefits under the respective employment agreements shall immediately terminate upon the effective date of termination.

Employee Severance Agreement. On September 8, 1997, the Bank entered into an employee severance agreement with Louis E. Laubscher. According to the severance agreement, Mr. Laubscher is entitled to receive a base salary and a discretionary performance bonus payable annually, plus reimbursement for reasonable business expenses. The base salary and any discretionary performance bonus is paid by the Bank. Mr. Laubscher may participate in all employee benefit plans, stock option plans, and pension plans that are offered to employees of the Bank. The term of the employee severance agreement is for one year. The Board of Directors, at their sole discretion, may extend the employee severance agreement for an additional year. In the event of a change of control, Mr. Laubscher would be entitled to one year's base salary as his severance payment, regardless of whether he continues his employment with the Bank. Should Mr. Laubscher be terminated other than for just cause or as a result of a change of control, Mr. Laubscher would be entitled to a four month's severance payment based on his base salary at the time of termination. If Mr. Laubscher voluntarily terminates his employment other than for the reasons previously described herein, all rights and benefits under the employee severance agreement shall immediately terminate upon the effective date of termination.


              [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                     ITEM 12. SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

The Company is not aware of any person who, on March 1, 1998, was the beneficial owners of 5% or more of the Company's outstanding Common Stock, except for William R. Hough & Co. Information concerning such ownership is set forth in the following table together with information concerning beneficial ownership by directors and officers as a group.

                                        Amount and Nature of
                  Beneficial Owner      Beneficial Ownership    Percent of Class
                  ----------------      --------------------    ----------------

  William R. Hough & Co.                      495,241(1)             10.02
   100 Second Avenue South, Suite 800
   St. Petersburg, Florida 33701

  Directors and Executive Officers as         228,847                 4.63
  a Group (6 persons)


(1) Includes 247,641 shares owned by WRH Mortgage, Inc. and 247,600 shares owned by William R. Hough & Co.

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

As of December 31, 1997, neither the Company nor the Bank had any loans outstanding to directors or executive officers. The Bank, however, did have $737,472 in commercial loans to Morrone, Smoker and Grill, Inc., whose President Jack L. Morrone is the brother-in-law of the Company's former Chairman and Chief Executive Officer. Mr. Morrone is considered to be an "affiliate", as that term is defined by SEC regulations. This largest outstanding balance during 1997 was $478,128. As of February 28, 1997 the balance was $354,188.

Transactions With Certain Related Persons

Effective January 1, 1990, John Martin Bell, a former director and former major shareholder of the Company and the wife of the former Chairman of the Board of the Company, as lessor, and the Company, as lessee, entered into a triple net lease (the "Lease"), pursuant to which the Company leased from Mrs. Bell 3,953 square feet of office space located at 1211 Orange Avenue, Winter Park, Florida (the "Premises"). The term of the Lease was two (2) years. Effective January 1, 1991, the Lease was amended to increase the term from December 31, 1991 to December 31, 2000. The square footage leased by the Company increased to 11,393 square feet. On November 11, 1991, the Company and Ms. Bell terminated the Lease and executed a new triple net lease (the "New Lease"), pursuant to which the Company has leased 13,305 square feet in the Premises. The term of the New Lease runs until December 31, 2000. The New Lease will automatically be extended for two (2) consecutive periods of ten (10) years each unless the Company elects to terminate the New Lease pursuant to the notice provisions in the New Lease prior to the expiration of the ten year lease period. Effective July 15, 1992, the New Lease was modified to reduce the amount of space leased to 12,392 square feet and to decrease the annual rental by $49,510 to $240,686. Effective June 6, 1994, the New Lease was modified to decrease the annual rent for the years 1993 and 1994 to $216,984 and $223,552, respectively. Effective June 1, 1995, the New Lease was modified to increase the amount of space leased to 13,305 square feet. The rent for 1996 through the end of the New Lease term will be the preceding year's rent increased by the Consumer Price Index Escalation, provided however, that in no event shall the rent increase be less than 3% or more than 6%. The Company believes that the terms of this transaction are no less favorable to the Company than transactions obtainable from unaffiliated parties.

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

                                     PART IV


        ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
                                    FORM 8-K

(a)    List of Documents filed by Registrant as part of this report:

   Financial Statements. Financial statements of Registrant included herein for the year ended December 31, 1997.

   o    Independent Auditors' Report

   o    Consolidated Balance Sheets at December 31, 1997 and 1996

   o Consolidated Statements of Operations for each of the years in the three year period ended December 31, 1997

   o Consolidated Statements of Cash Flows for each of the three years in the three year period ended December 31, 1997

   o Consolidated Statement of Stockholders' Equity for each of the three years in the three year period ended December 31, 1997

   o    Notes to Consolidated Financial Statements

(b)    The following exhibits are filed as part of this report:

Exhibit Number    Description                                               Page
--------------    -----------                                               ----

3(a)              Restated Articles of Incorporation dated July 22, 1994.   ****

3(g)              Bylaws dated August 3, 1988, as amended March 23, 1990    ****
                  and July 20, 1990.

10(a)             Stock  Exchange  Agreement  by and  between the Company     *
                  and The John Martin Bell Corporation dated March 8, 1990.

10(b)             Employment  Agreement by and between the Company and        *
                  James T. Bell dated January 26, 1990.

10(C)             Amendment  to the  Employment  Agreement by and between    **
                  the Company and James T. Bell dated June 29, 1990.

10(d) Second Amendment to the Employment Agreement by and *** between the Company and James T. Bell dated April 5, 1991.

10(e)             Employee Stock Ownership Plan dated January 1, 1990.       **


10(f)             Lease for Federal Trust  Building  dated  November 11,    ****
                  1991, as amended July 29, 1992 and March 1, 1994.

10(g)             Amended and Restated Lease for Federal Trust Drive-In     ****
                  Facility dated December 31, 1992.

10(h)             Lease for Federal Trust Corporation  offices dated        ****
                  April 7, 1992, as amended and assumed on June 1, 1994.

10(i)             Third Amendment to the Employment Agreement by and        ****
                  between the Company and James T. Bell dated
                  January 5, 1994

10(j)             Employment  Agreement by and between the Company and     *****
                  James V.  Suskiewich  dated September 1, 1995.

21                Subsidiaries.                                              93
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

        March 26, 1998                          FEDERAL TRUST CORPORATION


                                                By /s/ Aubrey H. Wright
                                                       Aubrey H. Wright
                                                       Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ James V. Suskiewich         Chairman of the Board and       March 26, 1998
-----------------------
James V. Suskiewich             President

/s/ Aubrey H. Wright, Jr        Director                        March 26, 1998
------------------------
Aubrey H. Wright, Jr.

/s/ Samuel C. Certo             Director                        March 26, 1998
-------------------
Samuel C. Certo

/s/ Kenneth W. Hill             Director                        March 26, 1998
-------------------
Kenneth Hill

/s/ George W. Foster            Director                        March 26, 1998
--------------------
George Foster




Supplemental information to be furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

No Annual Report or proxy material has been sent to security holders.

                                  EXHIBIT INDEX

Exhibit Number         Description                                          Page
--------------         -----------                                          ----

3(a)          Restated Articles of Incorporation dated July 22, 1994.       ****

3(g)          Bylaws dated August 3, 1988, as amended March 23, 1990        ****
              and July 20, 1990.

10(a)         Stock  Exchange  Agreement  by and  between the Company         *
              and The John Martin Bell Corporation dated March 8, 1990.

10(b)         Employment  Agreement by and between the Company and James      *
              T. Bell dated January 26, 1990.

10(C)         Amendment  to the  Employment  Agreement by and between the    **
              Company and James T. Bell dated June 29, 1990.

10(d)         Second  Amendment  to the  Employment  Agreement  by and      ***
              between the Company and James T. Bell dated April 5, 1991.

10(e)         Employee Stock Ownership Plan dated January 1, 1990.           **


10(f)         Lease for Federal Trust  Building  dated  November 11,
              1991, as amended July 29, 1992 and March 1, 1994.             ****


10(g)         Amended and Restated  Lease for Federal Trust  Drive-In       ****
              Facility dated December 31, 1992.

10(h)         Lease for Federal Trust Corporation  offices dated April 7,   ****
              1992, as amended and assumed on June 1, 1994.



10(i)         Third Amendment to the Employment Agreement by and between    ****
              the Company and James T. Bell dated January 5, 1994


10(j) Employment Agreement by and between the Company and James V. ***** Suskiewich dated September 1, 1995.


21            Subsidiaries.                                                  93

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