Form 10-Q
period 1998-03-31
FEDERAL TRUST CORP
filed 1998-05-04
CIK 842640

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                           For the Three Months Ended:
--------------------------------------------------------------------------------

                                 March 31, 1998

                             Commission File Number:
--------------------------------------------------------------------------------

                                    33-27139
                            FEDERAL TRUST CORPORATION
             (Exact name of registrant as specified in its charter)

                                     Florida
--------------------------------------------------------------------------------

                          (State or other jurisdiction
                                of incorporation)

                                   59-2935028
--------------------------------------------------------------------------------

                                (I.R.S. Employer
                               Identification No.)
                               1211 Orange Avenue
                           Winter Park, Florida 32789
              -----------------------------------------------------

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

Common Stock, par value $.01 per share              4,941,547
--------------------------------------    --------------------------------------
              (class)                      Outstanding at March 31,1998


--------------------------------------------------------------------------------

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES


                                      INDEX


PART I.      FINANCIAL INFORMATION

    Item 1.      Financial Statements
                                                                           Page
        Consolidated Condensed Balance Sheets (unaudited)
             March 31, 1998 and December 31, 1997.........................   3

        Consolidated Condensed Statements of Operations for the
             Three months ended March 31, 1998 and 1997 (unaudited).......   4

        Consolidated Condensed Statements of Cash Flows for the
             Three months ended March 31, 1998 and 1997 (unaudited).......   5

        Notes to Consolidated Condensed Financial Statements (unaudited)..6 - 11

    Item 2.  Management's Discussion and Analysis of Financial Condition
        and Results of Operations........................................12 - 18

PART II.     OTHER INFORMATION

    Signatures...........................................................   19

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Consolidated Condensed Balance Sheets
                                                                  March 31, 1998       December 31, 1997
                                                                  --------------       -----------------
                     Assets                                                    (unaudited)

Cash                                                               $     424,242           446,134
Interest bearing deposits                                              2,520,162         3,555,916
Investment securities available for sale                               3,322,781         3,301,844
Investment securities held to maturity                                 6,392,895         6,368,111
Loans receivable, net (net of allowance for loan losses of
      $1,146,160 in 1998 and $1,110,521 in 1997)                     128,097,403       121,908,816
Accrued interest receivable - Loans                                      893,759           846,396
Accrued interest receivable - Securities                                  58,698           157,155
Notes Receivable                                                          75,000            75,000
Federal Home Loan Bank of Atlanta stock, at cost                       1,427,500         1,427,500
Real Estate owned, net                                                 1,532,741         1,389,900
Property and equipment, net                                              798,754           814,325
Prepaid expenses and other assets                                        321,269           417,015
Executive supplemental income plan-cash surrender
      value life insurance policies                                    1,201,646         1,071,443
Deferred income taxes                                                    748,477           803,977
                                                                   -------------       -----------
                     Total                                         $ 147,815,327       142,583,532
                                                                   =============       ===========

                   Liabilities and Stockholders' Equity

Deposit accounts                                                   $ 107,231,264       104,890,163
Official Checks                                                        1,137,972         1,208,607
Federal Home Loan Bank advances                                       25,550,000        23,000,000
Advance payments for taxes and insurance                                 677,913           336,406
Accrued expenses and other liabilities                                   527,437           577,694
                                                                   -------------       -----------

                     Total Liabilities                             $ 135,124,586       130,012,870
                                                                   -------------       -----------

Stockholders' equity
Commonstock,  $.01 par value, 5,000,000 shares authorized
      4,941,547 shares issued and outstanding at March 31,1998
      and December 31, 1997                                               49,416            49,416
Additional paid-in capital                                            15,857,532        15,857,532
Accumulated deficit                                                   (2,820,580)       (2,912,142)
Accumulated other comprehensive income                                  (395,627)         (424,144)
                                                                   -------------       -----------


                     Total Stockholders' Equity                    $  12,690,741        12,570,662
                                                                   -------------       -----------

                     Total Liabilities and Stockholders' Equity    $ 147,815,327       142,583,532
                                                                   =============       ===========

See accompanying Notes to Consolidated Condensed Financial Statements.

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                 Consolidated Condensed Statements of Operations

                 For Three Months Ended March 31, 1998 and 1997
                                   (Unaudited)

                                                         Three Months
                                                        Ended March 31,

                                                    1998             1997
                                                    ----             ----

Interest income:
  Loans                                            $2,401,931     2,335,042
  Securities                                           81,699       167,450
  Interest-bearing deposits and other                  71,254        47,567
                                                   ----------    ----------
         Total interest income                      2,554,884     2,550,059
                                                   ----------    ----------

Interest expense:
  Deposit accounts                                  1,426,197     1,384,785
  Federal Home Loan Bank advances & other
       borrowings                                     337,768       338,741
                                                   ----------    ----------
         Total interest expense                     1,763,965     1,723,526
                                                   ----------    ----------

Net interest income                                   790,919       826,533
  Provision for loan losses                            30,000        (3,000)
                                                   ----------    ----------
Net interest income after provision                   760,919       829,533
                                                   ----------    ----------
Other income:
  Fees and service charges                             33,536        25,835
  Rents                                                  --          13,673
  Gain on sale of assets                               10,260        49,819
  Other miscellaneous                                  80,571        15,541
                                                   ----------    ----------
         Total other income                           124,367       104,868
                                                   ----------    ----------

Other expenses:
  Employee compensation & benefits                    347,896       325,867
  Occupancy and equipment                             137,970       131,813
  Data processing expense                              23,025        20,831
  Professional fees                                    40,491        79,664
  FDIC Insurance                                       80,624        61,952
  Other miscellaneous                                 109,252       137,085
                                                   ----------    ----------
         Total other expense                          739,258       757,212
                                                   ----------    ----------

Net income before income tax                          146,028       177,189
  Income tax expense                                   54,465        76,300
                                                   ----------    ----------
Net income                                         $   91,563       100,889
                                                   ==========    ==========

Per share amounts:
  Earnings per share                                      .02           .04
  Cash dividends per share                               0.00          0.00
  Weighted average number of shares outstanding     4,941,547     2,256,505



    See accompanying Notes to Consolidated Financial Statements.

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                 Consolidated Condensed Statements of Cash Flows

               For the Three Months Ended March 31, 1998 and 1997
                                   (Unaudited)

                                                                                  1998             1997
                                                                             ------------     ------------
    Cash flows from operating activities:
      Net income (loss)                                                      $     91,563          100,889
Adjustments to reconcile net income to net cash flows from operations:
      Depreciation & amortization of property & equipment                          33,361           39,878
Amort. (net) of premiums, fees & disc. on loans & securities                      104,530           51,803
      Provision for allowance on real estate owned                                   --             33,000
      Provision for loan losses                                                    30,000           (3,000)
      Gain on sale of assets                                                      (10,260)            --
      Deferred Income Taxes                                                        55,500           76,300
      Executive supplemental income plan                                         (130,203)            --
      Cash provided by (used for) changes in:
        Accrued interest receivable                                                51,094           94,738
        Prepaid expenses & other assets                                            95,746           57,257
        Official checks                                                           (70,635)        (137,906)
        Accrued expenses & other liabilities                                      (50,257)          (1,183)
                                                                             ------------     ------------
             Net cash provided by operating activities                            200,439          311,776
                                                                             ------------     ------------

    Cash flows from investing activities:
      Acquisition of office properties and equipment                              (17,790)          (9,446)
      Purchase of Federal Home Loan Bank of Atlanta stock                            --           (174,300)
      Proceeds collected from loan sales                                        1,125,328          699,248
      Reimbursement of real estate owned costs                                     16,668             --
      Proceeds form the sale of real estate owned                                    --            212,774
      Principal collected on securities held to maturity                             --              4,880
      Principal collected on loans                                              7,657,653        4,398,391
      Loans originated or purchased                                           (15,272,552)      (8,163,721)
                                                                             ------------     ------------
        Net cash provided by (used in) investing activities                    (6,490,693)      (3,032,174)
                                                                             ------------     ------------

    Cash flows from financing activities:
      Increase (decrease) in deposits, net                                      2,341,101       (2,392,859)
      Increase (decrease) in Federal Home Loan Bank advances                    2,550,000        2,450,000
      Net increase in advance payments by borrowers for taxes & insurance         341,507          332,847
                                                                             ------------     ------------
        Net cash provided by financing activities                               5,232,608          389,988
                                                                             ------------     ------------

    (Decrease) increase in cash and cash equivalents                           (1,057,646)      (2,330,410)
    Cash and cash equivalents at beginning of period                            4,002,050        5,465,762
                                                                             ------------     ------------
    Cash and cash equivalents at end of period                               $  2,944,404        3,135,352
                                                                             ============     ============



See accompanying Notes to Consolidated Condensed Financial Statements.

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

        Notes to Consolidated Condensed Financial Statements (unaudited)



1.  General

Federal Trust Corporation ("Company" or "Holding Company") is a unitary savings and loan holding company for a federally-chartered stock savings bank known as Federal Trust Bank ("Bank"). The Bank and the Company are headquartered in Winter Park, Florida. The Company is currently conducting business as a unitary savings and loan holding company, and its principal asset is all of the capital stock of the Bank. As a unitary holding company, the Company has greater flexibility than the Bank to diversify and expand its business activities, either through newly formed subsidiaries or through acquisitions.

The Holding Company's primary investment is the ownership of the Bank. The Bank is primarily engaged in the business of attracting deposits from the general public and using these funds with Federal Home Loan Bank ("FHLB") advances to originate one-to-four family residential mortgage loans, residential consumer loans, multi-family loans, and to a lesser extent, commercial real estate related SBA loans and consumer loans, and also fund bulk purchases of one-to-four family residential mortgage loans

The consolidated condensed balance sheets as of March 31, 1998 and December 31, 1997, and the consolidated condensed statements of operations for the three month periods ended March 31, 1998 and 1997, and the cash flows for the three month periods ended March 31, 1998 and 1997, include the accounts and operations of the Company and all subsidiaries. All material intercompany accounts and transactions have been eliminated.

In the opinion of management of the Company, the accompanying consolidated condensed financial statements contain all adjustments (principally consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1998, the results of operations for the three month periods ended March 31, 1998 and 1997, and cash flows for the three month periods ended March 31, 1998 and 1997. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10 - K for the year ended December 31, 1997.

2.  Summary of Significant Accounting Policies

Comprehensive Income:
In June 1997, the Financial Accounting Standards Board established Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. This Statement requires that an enterprise classify items or other comprehensive income by nature in a financial statement, and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a balance sheet. The Company adopted this Statement effective January 1, 1998. The Company's other comprehensive income is the unrealized gain/(loss) on investment securities available for sale.

Real Estate:
Real estate acquired through foreclosure is recorded at the lower of cost (unpaid loan balance plus costs of obtaining title and possession) or estimated


(continued)
                                        6

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

        Notes to Consolidated Condensed Financial Statements (unaudited)


fair value at the time of acquisition. Subsequently, such real estate is carried at the lower of cost or fair value less estimated costs to sell. Costs relating to development and improvement of the property are capitalized, whereas those relating to holding the property are charged to operations.

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

At March 31, 1998, impaired loans amounted to $2.2 million as compared to $1.4 million at March 31, 1997. Included in the allowance for loan losses is $311 thousand related to the impaired loans as compared to $477 thousand at March 31, 1997. The Bank measures impairment on collateralized loans using the fair value of the collateral, and on unsecured loans using the present value of expected future cash flows discounted at the loan's effective interest rate.

In the first three months of 1998, the average recorded investment in impaired loans was $2.0 million and $13.2 thousand of interest income was recognized on loans while they were impaired. All of this income was recognized using a cash basis method of accounting.

4.  Allowance for Losses

Allowance for Loan Losses: The following is an analysis of the activity in the allowance for loan losses for the periods presented:

                                                     Three Months
                                                    Ended March 31,
                                                    ---------------

                                                  1998              1997
                                             -------------     -------------
Balance at beginning of period               $   1,110,521         1,533,003
Provision for loan losses                           30,000            (3,000)
Less Charge-offs                                      --            (340,335)
Plus recoveries                                      5,639             3,066
                                             -------------     -------------
Balance at end of period                     $   1,146,160         1,192,734
                                             =============     =============

Loans Outstanding                            $ 128,097,403     $ 113,214,544
Ratio of charge-offs to Loans Outstanding           - 0 -%               .30%
Ratio of allowance to Loans Outstanding                .89%             1.05%


A provision for loan losses is generally charged to operations based upon management's evaluation of the potential losses in its loan portfolio. During the quarter ended March 31, 1998, management made a provision of $30,000 based on its evaluation of the loan portfolio, as compared to the negative provision of $3,000 made in the quarter ended March 31, 1997. The overall provision for loans and real estate owned was unchanged, however, in 1997 the $30,000 was charged to the provision for real estate owned and $3,000 was transferred from the provision for loans and used to write down foreclosed real estate. Although


(continued)
                                        7

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

        Notes to Consolidated Condensed Financial Statements (unaudited)


the amount of loans outstanding increased, the level of the allowance for losses decreased slightly, primarily as a result of the improving quality of the loans in the portfolio.


5. Supplemental Disclosure of Cash Flow and Non-Cash Investing and Financing Activities

                                                                  Three Months Ended March 31,
                                                                     1998               1997
                                                                     ----               ----
Cash paid during the period for:
     Interest expense                                              $  822,541        803,481
     Income taxes                                                  $     --             --

Supplemental disclosure of non-cash transactions:
Real Estate Acquired in Settlement of Loans                        $  159,509      2,350,000
Market Value adjustment - investment securities
     available for sale:
        Market value adjustment - investments                      $  (27,219)      (326,297)
        Deferred income tax asset                                  $  (10,243)      (122,361)
                                                                   ----------     ----------
           Unrealized loss on investment securities
               available for sale, net                             $  (16,976)      (203,936)

        Unrealized loss on investment securities transferred
           from available for sale to held to maturity             $ (607,105)      (693,642)
        Deferred income tax asset                                  $ (228,454)      (260,116)
                                                                   ----------     ----------

           Unrealized loss on investment securities transferred
               from available for sale to held to maturity         $ (378,651)      (433,526)
                                                                   ==========     ==========

6.       Real Estate Owned, Net

Real  Estate  Acquired  through  Foreclosure,   Other  Repossessed  Assets:  The
following is an analysis of the activity in real estate acquired through foreclosure and other repossessed assets for the periods ended:

                                           Three Months
                                          Ended March 31,
                                          ---------------
                                      1998             1997
                                      ----             ----

Balance at beginning of period    $ 1,389,900       1,508,166
Acquired through foreclosure          159,509       2,350,000
Add: Capitalized costs                (16,668)         (9,463)
Less: Sale of real estate                --          (203,311)
Less: Charge-offs                        --           (33,000)
Less: Allowance for losses               --              --
                                  -----------     -----------
Balance at end of period          $ 1,532,741       3,612,392
                                  ===========     ===========



(continued)
                                        8

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

        Notes to Consolidated Condensed Financial Statements (unaudited)



7.     Investment Securities
                                                      At March 31, 1998
                                                   Book Value     Market Value
                                                   ----------     ------------
Held to maturity:
FHLB Floating Rate Note, 2.575% due 7/30/03      $  6,392,895      6,485,937
                                                    =========      =========

Available for sale:
FHLB Floating Rate Note, 3.934% due 7/28/98         3,322,781      3,222,781
                                                    =========      =========

The Bank's investment in obligations of U.S. government agencies consists of dual indexed bonds issued by the Federal Home Loan Bank. At March 31, 1998, the bonds had a market value of $9,708,718 and gross unrealized pretax losses of $641,282. The bonds have a par value of $10,350,000 and pay interest based on the difference between two indices. All of the bonds at March 31, 1998, pay interest at the 10-year constant maturity treasury ("CMT") rate less the 3 month or 6 month LIBOR rate plus a contractual amount ranging from 2.75% to 4.0%. During the quarter ended March 31, 1998, the Bank did not buy or sell any bonds.

8.     Advances from Federal Home Loan Bank

The following is an analysis of the advances from the Federal Home Loan Bank:

                    Amounts Outstanding at March 31, 1998:

Maturity Date                 Rate     Amount         Type
-------------                 ----     ------         ----

06/30/98                      6.00% $ 5,000,000    Fixed rate
09/15/98                      6.12%   5,000,000    Fixed rate
10/16/98                      5.88%   5,000,000    Fixed rate
12/02/98                      6.23%   5,550,000    Variable rate
03/05/01                      5.96%   5,000,000    Fixed rate

                  Total       6.04% $25,550,000
                              ====  ===========

Variable rate advances reprice daily and may be repaid at any time without penalty. Fixed rate advances incur a prepayment penalty if repaid prior to maturity, and the interest rate is fixed for the term of the advance.

                    Amounts Outstanding at:

                    Month-end                  Rate               Amount
                    ---------                  ----               ------

                    1/31/98                    5.94%            $ 23,000,000
                    2/28/98                    5.97%              21,500,000
                    3/31/98                    6.04%              25,550,000

The maximum amount of borrowings outstanding at any month end during the three period ended March 31, 1998 was $25,550,000. During the three period ended March 31, 1998, average advances outstanding totaled $22.9 million at an average rates of 5.91%.

Advances from the FHLB are collateralized by loans and securities that totaled approximately $28.8 million and $5.9 million, respectively.

(continued)
                                        9

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

        Notes to Consolidated Condensed Financial Statements (unaudited)



9.      Supervision

Federal Trust and the Bank are subject to extensive regulation, supervision and examination by the OTS, their primary federal regulator, by the FDIC with regard to the insurance of deposit accounts and, to a lesser extent, the Federal Reserve. Such regulation and supervision establishes a comprehensive framework of activities in which a savings and loan holding company and its financial institution subsidiary may engage and is intended primarily for the protection of the Savings Association Insurance Fund administered by the FDIC and depositors.

On October 3, 1994, Federal Trust and the Bank voluntarily entered into individual Cease and Desist Orders (collectively, the "Orders") with the OTS. The Bank Order superseded a prior Supervisory Agreement with the Bank. Under the Holding Company's Order, Federal Trust (i) could not request dividends from the Bank without written permission from the OTS; (ii) was required to reimburse the Bank for the Holding Company's expenses; (iii) had to develop a Management Services Agreement with the Bank which provides for the reimbursement for employees who work for both the Bank and the Holding Company; (iv) had to appoint a Compliance Committee to report to the Board of Directors as to the Holding Company's compliance with the Order; and (v) was required to report to the OTS on a quarterly basis the Holding Company's compliance with the Order.

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

In connection with the Rights and Community Offering ("Offering"), management requested that the OTS perform an examination on the Bank's loan underwriting, loan classifications, and allocation for loan losses. The OTS did not take exception to the Bank's classifications or its allocation for loan losses. This portion of the examination was completed in the first week of August 1997. In October 1997, the OTS undertook the second phase of the examination which was directed at the Bank's operation which included a separate examination of the Holding Company. The OTS was satisfied with the steps taken by the Holding


(continued)
                                       10

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

        Notes to Consolidated Condensed Financial Statements (unaudited)


Company in its restructuring of the Board of Directors and the completion of the Offering which resulted in an infusion of $3.7 million dollars in capital to the Bank.

With regard to the Bank, the OTS noted improvement in the Bank's overall operations, including loan underwriting procedures, documentation, significant disposition of problem assets which included a $2.5 million dollar apartment project in Amelia Island, Florida, the elimination of the bank's dependency on wholesale funds, as well as continued reduction in operation expenses. As a result, the Bank's CAMELS rating was upgraded, which should have a positive effect on the Bank's insurance of deposit premium for the second half of 1998.

In December 1997, the Bank formally requested that the OTS remove the growth restrictions which it has been operating under since the entry of the Bank's Order. In January 1998, management followed up with a request that the OTS rescind the Holding Company Order and the Bank's Order.

On March 13, 1998, the OTS officially rescinded the growth restrictions. The OTS has also advised that it is considering the removal of the Orders against the Holding Company and the Bank, provided certain commitments are received from the Board of Directors in the form of a Board resolution. The contents and specific wording of the resolution are currently being discussed. While no assurances are given, management believes that the Bank and the OTS will be able to agree to the language in the Board resolution and that the respective Orders will be rescinded in the second quarter of 1998.

10.     Stock Options

Stock Options for Stock Sales. In connection with the 1993 Private Placement Offering and the 1990 Public Offering, the Holding Company issued stock options to certain sales representatives for their commitment to sell common stock in the respective offerings. The options have a strike price of $5.63 per share and will expire on October 26, 1999. At September 30, 1997 none of the stock options for 58,453 shares had been exercised. The stock options have an anti-dilutive provision which adjusts the strike price in the event of a stock split or a stock sale wherein the purchase price is less than the strike price.

11.     Year 2000 Considerations

The Company has formulated a Year 2000 Action Plan which has been presented to, and approved by, the Board of Directors. Management believes that all affected systems have been identified and plans have been made to ensure that all necessary changes are accomplished in a timely manner. An OTS off-site examination was performed on the Year 2000 plan in September 1997 and certain changes were made to the plan as a result. Implementation of the plan is progressing and the Board of Directors receives quarterly reports regarding the progress made. Management has concluded that the additional costs for Year 2000 compliance will be approximately $50,000 in addition to already budgeted purchases of new equipment and software.



              (THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                  Item 2. Management's Discussion and Analysis
                 of Financial Condition and Results of Operation


Overview

The Company's net earnings were negatively affected by the increase in its interest expense during the first quarter of 1998. Although interest rates declined very slightly from the first quarter of 1997, the Bank has had to pay higher rates on deposits due to an intense level of competition in the local market over the past several months as many banks in the area have increased their interest rates in an attempt to attract customers. It is the opinion of management that much of this increased competition is the result of the Barnett Bank merger into Nationsbank and the efforts by many of the banks in the area to entice Barnett customers to switch to another bank. As a result of the higher rates being paid in the Orlando market the Bank has had to pay higher rates to keep its existing customers and attract new money in its effort to increase the Bank's assets. The Bank continues to have a negative GAP position as its liabilities reprice sooner than, and in greater amounts than, its assets, but the GAP position did improve significantly in 1997. However, should interest rates increase the Bank's earnings would be adversely affected as the adjustments on the ARM loans in the Bank's portfolio lag the movement in interest rates by approximately two months.

The decline in long term interest rates during the first quarter has also resulted in a lower level of mortgage loan rates which has resulted in an increase in the number of loans at the Bank that are prepaying as individuals refinance to take advantage of the lower rates. This has increased the write-off of the premiums that the Bank has paid in the past when purchasing loans, which results in a lower yield on the loan portfolio. As long as this continues the Bank's earning will be adversely affected to some degree.

The Bank has been able to decrease its additions to the loss reserves in 1997 and 1998 as a result of a lower level of non-performing loans. Although management believes that the level of non-performing assets should decease somewhat in future periods, unforeseen economic conditions and other circumstances beyond the Bank's control could result in material additions to the loss reserves in future periods if the level of non-performing assets increases. The Bank does anticipate additions to the loss reserves in future periods as part of the normal course of business, as the Bank's assets, consisting primarily of loans, are continually evaluated and the loss allowances are adjusted to reflect the potential losses in the portfolio on an ongoing basis. During the quarter ended March 31, 1998, the bank did make an addition to its loan loss reserves based on its evaluation of the loan portfolio.

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

The Company has projected an operating profit for the full year of 1998, as a result of the decrease in non-performing loans at the Bank, the reduction in expenses, resulting from the corporate reorganization of the Company in 1996 and the additional capital raised during the fourth quarter of 1997 which will give the Company the capital resources it needs to grow now that the regulatory growth restriction has been removed. However, should interest rates rise during the remainder of the year or non-performing assets increase due to unforeseen circumstances, the Company earnings could be adversely affected.



(continued)
                                       12

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                  Item 2. Management's Discussion and Analysis
                 of Financial Condition and Results of Operation


General

Federal Trust Corporation ("Company" or "Holding Company"), is a unitary savings and loan holding company for a federally-chartered savings bank known as Federal Trust Bank. The Holding Company acquired all outstanding common stock of the Bank on February 28, 1989 pursuant to an agreement and plan of reorganization whereby five shares of the Company's common stock were exchanged for each four shares of the Bank's common stock on that date. The Bank is currently the only subsidiary of the Company and began operations on May 3, 1988.

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

The Bank's one year GAP position at December 31, 1997, the most recent report available, was -1%, as compared to -13% at December 31, 1996. The primary reason for the decrease in the one year GAP has been the ability of the Bank to extend the maturities of its liabilities and the sale of a portion of the dual-indexed bonds from the Bank's investment portfolio in 1997. In addition, the Bank sold fixed rate loans during 1997 which it replaced with adjustable rate loans as part of its efforts to continue improving its GAP position. As interest rates rose slightly in 1997 the Bank's net interest spread decreased only slightly as a result of the increased amount of adjustable rate loans in the portfolio and the decrease in non-performing loans. The Bank's net interest spread has been adversely affected in the first quarter of 1998 as a result of the increase in prepayments on mortgage loans resulting from lower mortgage rates which has increased the amount of the write-off of the premiums that the Bank has paid in the past when purchasing loans, which results in a lower yield on the loan portfolio

In order to minimize the potential for adverse effects of material and prolonged increases in interest rates on the Company's results of operations, the Bank has an Interest Rate Risk Management Policy, which is reviewed and approved by the Board of Directors on an annual basis. The policy provides (i) for management to manage the assets and liabilities of the Bank to protect earnings over the interest rate cycle; (ii) the maximum allowable percentage changes in net interest income and net portfolio value over eight interest rate scenarios (+100, +200, +300, +400 and -100, -200, -300, -400 basis points); (iii) for the
Asset/Liability  Management Committee ("ALCO"); and (iv) for quarterly reporting


(continued)
                                       13

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                  Item 2. Management's Discussion and Analysis
                 of Financial Condition and Results of Operation


to the Board of Directors. The ALCO monitors the Bank's interest rate risk position and manages the asset and liability mix in order to better match the maturities and repricing terms of the Bank's interest-earning assets and interest-bearing liabilities. Since the latter half of 1993 the ALCO has focused primarily on (i) emphasizing the origination and purchase of single-family residential adjustable-rate mortgage loans ("ARMs"); (ii) extending the term of the Bank's deposits and borrowings; and (iii) maintaining an adequate amount of liquid assets (cash and interest-earning assets). As a result, the Bank has continued to originate and purchase ARM loans throughout this period and has extended deposits and borrowings to longer terms whenever possible through its pricing practices.

The following table sets forth information about rates and yields:

                                                                        Yields and Rates at
                                                                March 31,   December 31,         March 31,
                                                                 1998          1997                1997
                                                                 ----          ----                ----
  Yields on:
     Loan portfolio                                              7.82%         8.20%               8.24%
     Other interest-earning assets                               4.09%         4.69%               4.65%
                                                                 ----          ----                ----
       Interest-earning assets                                   7.42%         7.71%               7.74%

  Cost of:
     Deposits                                                    5.42%         5.49%               5.30%
     FHLB advances and other interest-bearing liabilities        5.91%         6.04%               5.94%
                                                                 ----          ----                ----
       Interest-bearing liabilities                              5.50%         5.59%               5.42%

Interest rate spread                                             1.92%         2.12%               2.32%
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

During the three-month period ended March 31, 1998, the Company used funds primarily from principal collected on loans, $7,657,653; proceeds from loan sales, $1,125,328; increases in net deposits, $2,341,101; an increase in FHLB advances, $2,550,000; advance payments by borrowers, $341,507; and a decrease in cash, $1,057,646; to fund the origination and purchase of loans, $15,272,552. As of March 31, 1998, the Bank had outstanding FHLB advances of $25,550,000. Management believes that in the future funds will be obtained from the above sources.

(continued)
                                       14

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                  Item 2. Management's Discussion and Analysis
                 of Financial Condition and Results of Operation


At March 31, 1998, loans-in-process, or closed loans scheduled to be funded over a future period of time, totaled $3,711,349. Loans committed including loans to be purchased, but not closed, totaled $7,109,352 and available lines of credit totaled $418,196. During the three-month period ended March 31, 1998, the Bank acquired $11.0 million in primarily domestic residential mortgage loans. The Company anticipates that other loan acquisitions will occur in the future. Funding for these amounts is expected to be provided by the sources described above.

The Company last declared a dividend to its stockholders on September 30, 1994, which was paid on November 14, 1994. As a result of the net losses that were incurred by the Company in 1995 and 1996, no additional dividends have been declared. The Board of Directors decided to suspend the payment of dividends for calendar years 1995, 1996 and 1997, and does not anticipate the payment of dividends during 1998. Although the Company and the Bank were recapitalized in the fourth quarter of 1997 and are profitable, earnings are being reinvested to provide for additional growth of the Company. In addition, although the Company does not require OTS approval for the granting of dividends, the Bank is prohibited from granting dividends without OTS approval and Bank does not anticipate the payment of dividends to the Company for calendar year 1998. The payment of dividends in subsequent years will depend on general economic conditions, the overall performance of the Company, and the capital needs of the Company and the Bank.

Liquidity

OTS regulations require the Bank to maintain a daily average balance of liquid assets equal to a specified percentage (currently 4%) of net withdrawable deposit accounts and borrowings payable in one year or less. Generally, the Bank's management seeks to maintain its liquid assets at comfortable levels above the minimum requirements imposed by the OTS. At March 31, 1998, average liquidity was 6.06%.

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

Regulatory Enforcement Action

Federal Trust and the Bank are currently operating under individual cease and desist orders (collectively, the "Orders") with the OTS which were voluntarily entered into in 1994. The Bank Order superseded a prior Supervisory Agreement with the Bank. See Item 9 of Notes to Consolidated Condensed Financial Statements for a full discussion of the Orders. In addition to the Orders, the Bank was placed under growth restrictions.

(continued)
                                       15

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                  Item 2. Management's Discussion and Analysis
                 of Financial Condition and Results of Operation


In the 1996 and 1997 examination of Federal Trust and the Bank, the OTS found that both companies were in compliance with their respective Orders.

On December 4, 1997, Federal Trust successfully completed its Rights and Community Offering. The Holding Company, in turn, infused $3.7 million in capital to the Bank. As a result, the Bank is again considered to be "well capitalized" under regulations of the Federal Deposit Insurance Corporation.

In December 1997, the Bank formally requested that the OTS remove the growth restrictions. In January 1998, management followed up with a request that the OTS rescind the Orders against the Holding Company and the Bank. On March 13, 1998, the OTS officially rescinded the growth restrictions against the Bank.

The OTS is currently considering the removal of the Orders against the Holding Company and the Bank, provided certain commitments are received from the Board of Directors in the form of a Board resolution. While no assurances can be given, management believes that the Bank and the OTS will be able to agree to the language in the Board resolution and that the respective Orders will be rescinded in the second quarter of 1998.

Capital Requirements

The Bank is required to meet certain minimum regulatory capital requirements. The following table presents a summary of the capital requirements for adequately capitalized banks, the Bank's capital and the amounts in excess as of September 30, 1997:

                                                                  At March 31, 1998
                                                                  -----------------

                                                Tangible                    Core                  Risk-Based
                                                --------                    ----                  ----------
                                                                  (Dollars in Thousands)
                                                     Percent                     Percent                  Percent
                                        Amount      of Assets        Amount     of Assets     Amount     of Assets
                                        ------      ---------        ------     ---------     ------     ---------

           Regulatory Capital            $11,305     7.65%           $11,305      7.65%      $12,357     14.69%
           Requirement                    2,217      1.50%             4,434      3.00%        6,729      8.00%
                                          -----      -----            ------      -----       ------      -----
           Excess                        $9,088      6.15%           $ 6,871      4.65%      $ 5,628      6.69%
                                          =====      =====            ======      =====       ======      =====


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


Results of Operations

Comparison of the Three-Month Periods Ended March 31, 1998 and 1997

General. The Company had a net profit for the three-month period ended March 31, 1998 of $91,563 or $.02 per share, compared to a net profit of $100,889 or $.04 per share for the same period in 1997. The decrease in the net profit was due primarily to a decrease in net interest income, and an increase in the provision for loan losses, offset partially by increased other income and decreased other expense.

Interest Income and Expense. Interest income increased by $4,825 to $2,554,884 for the three-month period ended March 31, 1998 from $2,550,059 for the same period in 1997. Interest income on loans increased to $2,401,931 in 1998 from $2,335,042 in 1997, primarily as a result of an increase in the average amount of loans outstanding, offset partially by a decrease in the average yield earned on loans. The decrease in the average yield earned on loans is the result of higher prepayments on mortgage loans resulting in the expensing of premiums paid on many of the loans when purchased. In addition, during the quarter ended March 31, 1997, the Bank sold a participation interest in a loan orginated in March, 1996 in conjunction with the sale of a previously forecolosed property, whichresulted in the realization of $122,007 in interest incomeand $30,993 in profit that had been deferred since the loan was originated in 1996 in accordance with Statement of Accounting Standards ("SFAS") No. 66 which requires the income on the loan and profit on the sale be deferred until such time as the loan balance is reduced to a certain level, in this case 85%, when the buyer does not make a cash down payment. Of the $122,007 in interest income taken into income on this loan during the quarter ended March 31, 1997, $85,463 was attributable to the year 1996 and $36,544 was attributable to the quarter ended March 31, 1997. Interest income on the securities portfolio decreased by $85,751 for the three-month period ended March 31, 1998 over the same period in 1997, as a result of a decrease in the amount of securities owned. Other interest and dividends increased $23,687 during the same three-month period in 1998 from 1997 as a result of an increase in the average volume of other interest-bearing assets. Management expects the rates earned on the portfolio to fluctuate with general market conditions.

Interest expense increased to $1,763,965 during the three-month period ended March 31, 1998 from $1,723,526 for the same period in 1997 due to an increase in the amount of deposits and an increase in the rates paid. Interest on deposits increased to $1,426,197 in 1998 from $1,384,785 in 1997 as a result of an increase in the amount of deposits and in the rates paid on deposits, and interest on FHLB Advances decreased to $337,768 in 1998 from $338,741 in 1997 as a result of a decrease in the rates paid on advances even though the average amount of advances outstanding increased slightly. Management expects to continue to use FHLB advances as a liability management tool.

Provisions for Loan Losses. A provision for loan losses is generally charged to operations based upon management's evaluation of the potential losses in its loan portfolio. During the quarter, management made a provision for loan losses of $30,000 based on its evaluation of the loan portfolio, which was an increase of $33,000 from the same period in 1997, when the Bank had a negative provision for loan losses of $3,000. The negative provision for loan losses was the result of the quarterly provision being used to write down real estate owned. There were net recoveries of $5,639 during the three-month period ended March 31, 1998 as compared to net recoveries of $3,066 during the three-month period ended March 31, 1997. Total non-performing loans at March 31, 1998 were $1,767,936 compared to $1,323,551 at March 31, 1997. The allowance for loan losses at March


(continued)
                                       17

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                  Item 2. Management's Discussion and Analysis
                 of Financial Condition and Results of Operation


31, 1998 was $1,146,160 or 65% of non-performing loans and .89% of net loans outstanding, versus $1,192,734 at March 31, 1997 or 90% of non-performing loans and 1.05% of net loans outstanding.

Total Other Income. Other income increased from $104,868 for the three-month period ended March 31, 1997 to $124,367 for the same period in 1998. The increase in other income was due to an increase of $7,701 in fees and service charges, an increase of $65,030 in other miscellaneous income, offset partially by a decrease in gains on the sale of assets of $39,559, and a decrease of $13,673 in rental income. Fees and service charges increased primarily because of an increase in late charges earned by the Bank on past due loans. Other miscellaneous income increased for the three-month period ended March 31, 1998 due primarily to increased other loan income, resulting from increased originations of loans. Gains on the sale of assets decreased as a result of a decrease in the amount of loans sold by the Bank. Rental income decreased as a result of the sale of the other real estate owned that was generating rental income.

Total Other Expense. Other expense decreased to $739,258 for the three-month period ended March 31, 1998 from $757,212 for the same period in 1997. Compensation and benefits increased to $347,896 in 1998 from $325,867 in 1997 as a result of an increase in staff, and the implementation of a 401k savings plan for the employees in the second quarter of 1997. Occupancy and equipment expense increased by $6,157 in 1998 to $137,970 due to increases in office building rent and maintenance expenses. Data Processing expense increased by $2,194 due to an increase in the number of accounts at the Bank. Professional fees decreased by $39,173 primarily as a result of decreased legal costs associated with non-performing loans. FDIC Insurance expense increased by $18,672 as a result of the an increase in the premium rate charged by the FDIC and an increase in the amount of deposits in the Bank. The FDIC insurance premium is calculated on a six month lagging basis and during 1997, prior to the public offering by the Company, the capital ratio in the Bank declined below 5% for one quarter which caused an increase in the premium rate. The Bank's capital ratio is now in excess of 7% which along with its improved examination rating will result in a significant reduction in the Bank's FDIC insurance premium beginning in the third quarter of 1998. Other miscellaneous expense decreased by $27,833 due primarily to decreases in REO expenses.

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                           PART II. OTHER INFORMATION



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  FEDERAL TRUST CORPORATION
                                                  (Registrant)



Date:     May 1 , 1998                           By:   /s/ Aubrey H. Wright, Jr.
----------------------                                 -------------------------
                                                           Aubrey H. Wright, Jr.
                                                       Chief Financial Officer
                                                       and duly authorized
                                                       Officer of the Registrant