Form 10-Q
period 1998-06-30
FEDERAL TRUST CORP
filed 1998-08-13
CIK 842640

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Three Months Ended:                     Commission File Number:
---------------------------                     -----------------------
       June 30, 1998                                   33-27139
                            FEDERAL TRUST CORPORATION
             (Exact name of registrant as specified in its charter)

           Florida                                    59-2935028
----------------------------                        ----------------
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

                                YES X        NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

Common Stock, par value $.01 per share                     4,941,547
--------------------------------------             ---------------------------
                 (class)                           Outstanding at June 30,1998

--------------------------------------------------------------------------------

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES


                                      INDEX


PART I.      FINANCIAL INFORMATION

    Item 1.      Financial Statements
                                                                           Page
        Consolidated Condensed Balance Sheets (unaudited)
             June 30, 1998 and December 31, 1997........................... 3
        Consolidated Condensed Statements of Operations for the
             Three and Six months ended June 30, 1998 and 1997 (unaudited). 4 Consolidated Condensed Statements of Cash Flows for the
             Six months ended June 30, 1998 and 1997 (unaudited)........... 5
        Notes to Consolidated Condensed Financial Statements (unaudited)...6-12

    Item 2.      Management's Discussion and Analysis of Financial Condition
        and Results of Operations........................................ 13-20

PART II.         OTHER INFORMATION

    Item 4.      Submission of Matters to a Vote of Security Holders.....  21
    Signatures...........................................................  22


                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Consolidated Condensed Balance Sheets
                                   (Unaudited)
                                                                  June 30, 1998  December 31, 1997
                                                                  -------------  -----------------
                     Assets
Cash                                                              $     556,212    $     446,134
Interest bearing deposits                                             3,716,351        3,555,916
Investment securities available for sale                                   --          3,301,844
Investment securities held to maturity                                6,417,227        6,368,111
Loans receivable, net (net of allowance for loan losses of
      $1,130,200 in 1998 and $1,190,875 in 1997)                    133,212,033      121,908,816
Loans held for sale (Market Value $217,800)                             217,800             --
Accrued interest receivable - Loans                                     901,989          846,396
Accrued interest receivable - Securities                                112,447          157,155
Notes receivable                                                         75,000           75,000
Federal Home Loan Bank of Atlanta stock, at cost                      1,427,500        1,427,500
Real estate owned, net                                                1,066,089        1,389,900
Property and equipment, net                                             808,977          814,325
Prepaid expenses and other assets                                       310,149          417,015
Executive supplemental income plan-cash surrender
      value life insurance policies                                   2,440,224        1,071,443
Deferred income taxes                                                   671,676          803,977
                                                                  -------------    -------------
                     Total                                        $ 151,933,674    $ 142,583,532
                                                                  =============    =============

                   Liabilities and Stockholders' Equity

Deposit accounts                                                  $ 110,068,924    $ 104,890,163
Official checks                                                       1,170,182        1,208,607
Federal Home Loan Bank advances                                      26,050,000       23,000,000
Advance payments for taxes and insurance                              1,198,574          336,406
Accrued expenses and other liabilities                                  607,743          577,694
                                                                  -------------    -------------

                     Total Liabilities                            $ 139,095,423    $ 130,012,870
                                                                  -------------    -------------

Stockholders' equity
Common stock,  $.01 par value, 15,000,000 shares
      authorized 4,941,547 shares
      issued and outstanding at June 30,1998
      and December 31, 1997                                              49,416           49,416
Additional paid-in capital                                           15,861,178       15,857,532
Accumulated deficit                                                  (2,708,867)      (2,912,142)
Accumulated other comprehensive income                                 (363,476)        (424,144)
                                                                  -------------    -------------


                     Total Stockholders' Equity                   $  12,838,251    $  12,570,662
                                                                  -------------    -------------

                     Total Liabilities and Stockholders' Equity   $ 151,933,674    $ 142,583,532
                                                                  =============    =============

See accompanying Notes to Consolidated Condensed Financial Statements


                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                 Consolidated Condensed Statements of Operations

              For Three and Six Months Ended June 30, 1998 and 1997
                                   (Unaudited)

                                                        Three Months               Six Months
                                                        Ended June 30,           Ended June 30,
                                                        --------------           --------------

                                                      1998        1997          1998        1997
                                                      ----        ----          ----        ----

Interest income:
  Loans                                           $2,467,994   $2,280,989   $4,869,925   $4,616,031
  Securities                                          89,742      165,999      171,441      333,449
  Interest-bearing deposits and other                 70,399       47,759      141,653       95,326
                                                  ----------   ----------   ----------   ----------
         Total interest income                     2,628,135    2,494,747    5,183,019    5,044,806
                                                  ----------   ----------   ----------   ----------

Interest expense:
  Deposit accounts                                 1,473,633    1,424,036    2,899,830    2,808,821
  Federal Home Loan Bank advances & other
       borrowings                                    370,128      376,422      707,896      715,163
                                                  ----------   ----------   ----------   ----------
         Total interest expense                    1,843,761    1,800,458    3,607,726    3,523,984
                                                  ----------   ----------   ----------   ----------

Net interest income                                  784,374      694,289    1,575,293    1,520,822
  Provision for loan losses                           20,648       40,748       50,648       37,748
                                                  ----------   ----------   ----------   ----------
Net interest income after provision                  763,726      653,541    1,524,645    1,483,074
                                                  ----------   ----------   ----------   ----------

Other income:
  Fees and service charges                            39,387       25,095       72,923       50,930
  Rents                                                5,698       56,160        5,698       69,833
  Gain on sale of assets                             159,370       18,365      169,630       68,184
  Other miscellaneous                                 72,985       44,422      153,556       59,963
                                                  ----------   ----------   ----------   ----------
         Total other income                          277,440      144,042      401,807      248,910
                                                  ----------   ----------   ----------   ----------

Other expenses:
  Employee compensation & benefits                   402,288      334,384      750,184      660,251
  Occupancy and equipment                            143,026      131,215      280,996      263,028
  Data processing expense                             24,469       23,698       47,494       44,529
  Professional fees                                   53,266       29,413       93,757      109,077
  FDIC Insurance                                      80,644       62,354      161,268      124,306
  Loss on sale of investment securities                9,945         --          9,945         --
  Other miscellaneous                                141,004      150,869      250,256      287,954
                                                  ----------   ----------   ----------   ----------
         Total other expense                         854,642      731,933    1,593,900    1,489,145
                                                  ----------   ----------   ----------   ----------

Net income before income tax                         186,524       65,650      332,552      242,839
  Income tax (benefit)                                74,812       40,500      129,277      116,800
                                                  ----------   ----------   ----------   ----------

Net income                                        $  111,712   $   25,150   $  203,275   $  126,039
                                                  ==========   ==========   ==========   ----------

Per share amounts:
  Earnings per share                              $     0.02   $     0.01   $     0.04   $     0.06
  Diluted earnings per share                      $     0.02   $     0.01   $     0.04   $     0.06
  Weighted average number of shares outstanding    4,941,547    2,256,505    4,941,547    2,256,505



                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                 Consolidated Condensed Statements of Cash Flows

                 For the Six Months Ended June 30, 1998 and 1997
                                   (Unaudited)

                                                                                 1998             1997
                                                                                 ----             ----

    Cash flows from operating activities:
      Net income (loss)                                                     $    203,275    $    126,039
      Adjustments to reconcile net income to
      net cash flows from operations:
      Depreciation & amortization of property & equipment                         66,906          80,556
      Amort. (net) of premiums, fees & disc. on loans & securities               247,653         127,351
      Provision for allowance on real estate owned                                 9,352          72,252
      Provision for loan losses                                                   50,648          37,748
      Gain on sale of assets                                                    (159,685)        (68,184)
      Deferred income taxes                                                      132,301         115,599
      Executive supplemental income plan                                      (1,368,781)     (1,051,790)
      Cash provided by (used for) changes in:
        Accrued interest receivable                                              (10,885)         28,213
        Prepaid expenses & other assets                                          106,866         (85,652)
        Official checks                                                          (38,425)         38,993
        Accrued expenses & other liabilities                                      30,049         (30,745)
                                                                            ------------    ------------
             Net cash provided by (used in) operating activities                (730,726)       (609,620)
                                                                            ------------    ------------

    Cash flows from investing activities:
      Acquisition of office properties and equipment                             (61,558)        (18,997)
      Purchase of Federal Home Loan Bank of Atlanta stock                           --          (174,300)
      Proceeds collected from loan sales                                       3,112,210         705,564
      Addition to real estate owned                                                 --           (22,695)
      Reimbursement of real estate owned costs                                    16,668            --
      Proceeds from sale of real estate owned                                    509,014         437,787
      Proceeds from sale of securities available for sale                      3,340,055           4,880
      Principal collected on loans                                            18,552,719       8,854,986
      Loans originated or purchased                                          (33,562,444)    (11,591,612)
                                                                            ------------    ------------
        Net cash provided by (used in) investing activities                   (8,093,336)     (1,804,387)
                                                                            ------------    ------------

    Cash flows from financing activities:
      Accretion of stock option expense                                            3,646            --
      Increase (decrease) in deposits, net                                     5,178,761         775,477
      Increase (decrease) in Federal Home Loan Bank advances                   3,050,000      (1,300,000)
      Net increase in advance payments by borrowers for taxes & insurance        862,168         702,375
                                                                            ------------    ------------
        Net cash provided by financing activities                              9,094,575         177,852
                                                                            ------------    ------------

    (Decrease) increase in cash and cash equivalents                             270,513      (2,236,155)
    Cash and cash equivalents at beginning of period                           4,002,050       5,465,762
                                                                            ------------    ------------
    Cash and cash equivalents at end of period                              $  4,272,563    $  3,229,607
                                                                            ============    ============

See accompanying Notes to Consolidated Condensed Financial Statements.

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

        Notes to Consolidated Condensed Financial Statements (unaudited)


1.    General

Federal Trust Corporation ("Federal Trust" or "Holding Company") is a unitary savings and loan holding company for Federal Trust Bank ("Bank") a federally-chartered stock savings bank. Federal Trust and the Bank are collectively referred to as the "Company". The Company is headquartered in Winter Park, Florida. Federal Trust is currently conducting business as a unitary savings and loan holding company, and its principal asset is all of the capital stock of the Bank. As a unitary holding company, the Federal Trust has greater flexibility than the Bank to diversify and expand its business activities, either through newly formed subsidiaries or through acquisitions.

The Holding Company's primary investment is the ownership of the Bank. The Bank is primarily engaged in the business of attracting deposits from the general public and using these funds with advances from the Federal Home Loan Bank of Atlanta ("FHLB") to originate one-to-four family residential mortgage loans, residential consumer loans, multi-family loans, and to a lesser extent, commercial real estate related SBA loans and consumer loans, and also fund bulk purchases of one-to-four family residential mortgage loans

The consolidated condensed balance sheets as of June 30, 1998 and December 31, 1997, and the consolidated condensed statements of operations for the three and six month periods ended June 30, 1998 and 1997, and the cash flows for the six month periods ended June 30, 1998 and 1997, include the accounts and operations of the Federal Trust and all subsidiaries. All material intercompany accounts and transactions have been eliminated.

In the opinion of management of the Company, the accompanying consolidated condensed financial statements contain all adjustments (principally consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998, the results of operations for the three and six month periods ended June 30, 1998 and 1997, and cash flows for the six month periods ended June 30, 1998 and 1997. The results of operations for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10 - K for the year ended December 31, 1997.

2.    Summary of Significant Accounting Policies

Comprehensive Income:
In June 1997, the Financial Accounting Standards Board established Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. This Statement requires that an enterprise classify items or other comprehensive income by nature in a financial statement, and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a balance sheet. The Company adopted this Statement effective January 1, 1998. The Company's other comprehensive income is the unrealized gain/(loss) on investment securities available for sale. Total comprehensive income for the three and six months periods ended June 30, 1998 was $143,863 and $264,943, respectively, as compared to the three and six month periods ended June 30, 1997 of $90,632 and $252,926, respectively.

3.    Loans

The Company's policy is to classify all loans 90 days or more past due as non-performing and not accrue interest on these loans and reverse all accrued and unpaid interest, however, a non-performing loan is not considered impaired if all amounts due including contractual interest are expected to be collected.

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

At June 30, 1998, impaired loans amounted to $2.1 million as compared to $2.3 million at June 30, 1997. Included in the allowance for loan losses is $312 thousand related to the impaired loans as compared to $454 thousand at June 30, 1997. The Company measures impairment on collateralized loans using the fair value of the collateral, and on unsecured loans using the present value of expected future cash flows discounted at the loan's effective interest rate.

In the first six months of 1998, the average recorded investment in impaired loans was $2.1 million and $8,300 of interest income was recognized on loans while they were impaired. All of this income was recognized using a cash basis method of accounting.

4.    Allowance for Losses

The following is an analysis of the activity in the allowance for loan losses for the periods presented:

                                                       Three Months                       Six Months
                                                      Ended June 30,                     Ended June 30,
                                                      --------------                     --------------

                                                  1998             1997              1998              1997
                                                  ----             ----              ----              ----

      Balance at beginning of period        $   1,146,160         1,192,734         1,110,521         1,533,003
      Provision for loan losses                    20,648            40,748            50,648            37,748
      Less Charge-offs                            (39,458)          (47,354)          (39,458)         (387,689)
      Plus recoveries                               2,850             4,747             8,489             7,813
                                            -------------     -------------     -------------     -------------
      Balance at end of period              $   1,130,200         1,190,875         1,130,200         1,190,875
                                            =============     =============     =============     =============

      Loans Outstanding                     $ 133,429,833       112,073,050       133,429,833       112,073,050
Ratio of charge-offs to Loans Outstanding             .03%              .04%              .03%              .35%
Ratio of allowance to Loans Outstanding               .85%             1.06%              .85%             1.06%

A provision for loan losses is generally charged to operations based upon management's evaluation of the potential losses in its loan portfolio. During the quarter ended June 30, 1998, management made a provision of $20,648 based on its evaluation of the loan portfolio, as compared to the provision of $40,748 made in the quarter ended June 30, 1997. The overall provision for loans and real estate owned was $30,000 in the second quarter of 1998 and $60,000 for the six months ended June 30, 1998, with $9,352 allocated to real estate owned. Although the amount of loans outstanding increased, the level of the allowance for losses decreased slightly, primarily as a result of the improving quality of the loans in the portfolio and the change in the composition of the portfolio to a higher percentage of residential single family home loans.


(continued)
                                        7

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

        Notes to Consolidated Condensed Financial Statements (unaudited)


5.    Supplemental Disclosure of Cash Flow and Non-Cash Investing and Financing Activities

                                                                        Six Months Ended June 30,
                                                                          1998           1997
                                                                          ----           ----
Cash paid during the period for:
     Interest expense                                                 $ 1,718,731      1,718,697
     Income taxes                                                     $      --           10,000

Supplemental disclosure of non-cash transactions:
Real estate acquired in settlement of loans                           $   211,223      2,350,000
Market Value adjustment - investment securities available for sale:
        Market value adjustment - investments                         $      --         (236,625)
        Deferred income tax asset                                     $      --          (88,735)
                                                                      -----------    -----------
           Unrealized loss on investment securities
               available for sale, net                                $      --         (147,890)

        Unrealized loss on investment securities transferred
           from available for sale to held to maturity                $  (582,773)      (678,523)
        Deferred income tax asset                                     $  (219,297)      (254,433)
                                                                      -----------    -----------

           Unrealized loss on investment securities transferred
               from available for sale to held to maturity            $  (363,476)      (424,090)
                                                                      ===========    ===========

6.       Real Estate Owned, Net

The following is an analysis of the activity in real estate acquired through foreclosure for the periods ended:

                                         Three Months                  Six Months
                                       Ended June  30,                Ended June 30,
                                       ----------  ---                --------------
                                     1998           1997           1998           1997
                                     ----           ----           ----           ----

Balance at beginning of period   $ 1,532,741    $ 3,612,392    $ 1,389,900    $ 1,508,166
Acquired through foreclosure          51,714           --          211,223      2,350,000
Add: Capitalized costs               (69,353)        32,158        (86,021)        22,695
Less: Sale of real estate           (439,661)      (176,113)      (439,661)      (379,424)
Less: Chargeoffs                      (9,352)       (39,252)        (9,352)       (72,252)
                                 -----------    -----------    -----------    -----------
Balance at end of period         $ 1,066,089    $ 3,429,185    $ 1,066,089    $ 3,429,185
                                 ===========    ===========    ===========    ===========

7.     Investment Securities
                                                 At June 30, 1998
                                                 ----------------

                                              Book Value   Market Value
                                              ----------   ------------
Held to maturity:
FHLB Floating Rate Note, 2.575% due 7/30/03   $6,417,227    6,520,938
                                              ==========   ==========

Available for sale:
None                                                --           --
                                              ==========   ----------


(continued)
                                        8

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

        Notes to Consolidated Condensed Financial Statements (unaudited)


The Company's investment in obligations of U.S. government agencies consists of dual indexed bonds issued by the Federal Home Loan Bank. At June 30, 1998, the bond had a market value of $6,520,938 and gross unrealized pretax losses of $479,062. The bond has a par value of $7,000,000 and pays interest based on the difference between two indices. The one bond held at June 30, 1998, pays interest at the 10-year constant maturity treasury ("CMT") rate less six month LIBOR rate plus a contractual amount of 4.0%. During the quarter ended June 30, 1998, the Bank sold its only remaining available for sale bond with a par value of $3,350,000 for a pre-tax loss of $9,945.

8.     Advances from Federal Home Loan Bank

The following is an analysis of the advances from the Federal Home Loan Bank:

                    Amounts Outstanding at June 30, 1998:

Maturity Date                Rate     Amount       Type
-------------                ----     ------       ----

09/15/98                     6.12% $ 5,000,000   Fixed rate
10/16/98                     5.88%   5,000,000   Fixed rate
12/02/98                     6.35%  11,050,000   Variable rate
03/05/01                     5.96%   5,000,000   Fixed rate
                                  -----------   -------------

                  Total      6.14% $26,050,000

Variable rate advances reprice daily and may be repaid at any time without penalty. Fixed rate advances incur a prepayment penalty if repaid prior to maturity, and the interest rate is fixed for the term of the advance.

                    Amounts Outstanding at:

                    Month-end                  Rate               Amount
                    ---------                  ----               ------

                    4/30/98                    5.93%            $ 25,550,000
                    5/31/98                    5.96%              24,550,000
                    6/30/98                    6.14%              26,050,000

The maximum amount of borrowings outstanding at any month end during the three period ended June 30, 1998, was $26,050,000. During the three and six month period ended June 30, 1998, average advances outstanding totaled $24.8 and $23.8 million at an average rates of 5.99% and 5.99%, respectively.

Advances from the FHLB are collateralized by a blanket pledge of eligible assets in an amount required to be maintained so that the estimated value of such eligible assets exceeds at all times, approximately133% of the outstanding advances, and a pledge of all FHLB stock owned by the Bank.

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

The respective Compliance Committees met monthly to review, in detail, the terms of the Orders to ensure that the Holding Company and the Bank are in compliance with their Orders.

Following the completion of the Rights and Community Offering in December 1997, the Company formally requested that the OTS remove the growth restrictions which it had been operating under since the entry of the Bank's Order. In January 1998, management followed up with a request that the OTS rescind the Holding Company Order and the Bank's Order. The OTS officially rescinded the growth restrictions on March 13, 1998, and the respective Orders were rescinded on June 1, 1998.

10.     Branching

On June 23, 1998, the Bank filed an application with the OTS for permission to open a branch office in Sanford, Florida. Sanford is located in Seminole County. The proposed branch office is approximately 15 miles northeast of the Bank's main office in Winter Park, Florida. On August 7, 1998, the Bank received approval from OTS to open the branch and it is anticipated that the branch will open in the fourth quarter of this year.

11.     Stock Options

Stock Options for Stock Sales. In connection with the 1993 Private Placement Offering and the 1990 Public Offering, the Holding Company issued stock options

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

        Notes to Consolidated Condensed Financial Statements (unaudited)


to acquire 58,453 shares of common stock to certain sales representatives for their commitment to sell common stock in the respective offerings. The options have a strike price of $5.63 per share and will expire on October 26, 1999. At September 30, 1997, none of the stock options had been exercised. The stock options have an anti-dilutive provision which adjusts the strike price in the event of a stock split or a stock sale wherein the purchase price is less than the strike price.

1998 Key Employee Incentive Stock Compensation Program. On July 30, 1998, the Board of Directors of Federal Trust adopted the 1998 Key Employee Stock Compensation Program ("Program") for the benefit of officer sand other key employees of the Company. The Program comprises four parts: an Incentive Stock Option Plan, a Compensatory Stock Option Plan, a Stock Appreciation Rights Plan, and a Performance Plan. The Program provides for a maximum of 325,000 shares of authorized common stock to be reserved for future issuance pursuant to stock options granted under one of the four enumerated parts of the Program.

The Program was subject to approval by the shareholders, which was obtained at the 1998 Annual Meeting of Shareholders. The exercise price of each option is $4.00 per share, the fair market value of the common stock on January 30, 1998 (the date of grant), based upon the "bid price" on that date. The stock options granted to the following officers and key employees are "Incentive Stock Options." For financial reporting purposes, there will be no change to the income of the Company in connection with the grant or exercise of the stock option.

                                                  Number of Shares
                                                     Subject to
        Name               Title                  Options Granted
        ----               -----                  ---------------

James V. Suskiewich   President/CEO                   120,000
Aubrey H. Wright      Senior Vice President/CFO        70,000
Louis E. Laubscher    Vice President/CLO               30,000
Jennifer B. Brodnax   Vice President/Operations        15,000
Kevin L. Kranz        Vice President/Loan Servicing    15,000
Thomas J. Punzak      Treasurer                        15,000
                                                       ------

                                 Total                265,000
                                                      =======

The terms of the Program may be amended by the Program Administrators (non employee directors) except that no amendment may increase the maximum number of shares included in the Program, change the exercise price of incentive stock options, increase the maximum term established for any stock option, stock appreciation right or share award, or permit any grant to a person who is not a full-time employee of the Company.

1998 Directors Stock Option Plan. At the 1998 Annual Meeting of Shareholders, the shareholders approved the 1998 Directors Stock Option Plan ("Directors' Plan"). Only non-employee directors are eligible to participate in the Directors' Plan. Each member of the Board of current Directors was granted a single non-statutory option to purchase 25,000 shares of common stock at $4.00, the fair market price on the effective date of the Directors' Plan (January 30, 1998, the date the stock options were granted, subject to shareholder approval). New Directors elected or appointed by the Board of Directors of the Company or any wholly-owned subsidiary of the Company may be granted stock options to purchase shares of common stock, as determined by the Board of Directors in its sole discretion.

The per share exercise price at which the shares of common stock may be purchased upon exercise of a granted stock option will be equal to the fair market value of a share of common stock as of the date of grant.

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

        Notes to Consolidated Condensed Financial Statements (unaudited)


For purposes of this Plan, the "fair market value" of a share of common stock shall be the closing price of a share of common stock on the date in question (or, if such day is not a trading day on the U.S. markets, on the nearest preceding trading day), as reported with respect to the principal market (or the composite of the markets, if more than one), or national quotation system in which such shares are then traded, or if no such closing prices are reported, the mean between the closing high bid and low asked prices of a share of common stock on the principal market or national quotation system then in use, or if no such quotations are available, the price furnished by a professional securities dealer making a market in such shares selected by the Board.

A stock option may be exercised at any time on or after six months after the date of grant until ten years after the date of grant. Unless terminated, this Plan shall remain in effect for a period of ten years ending on the tenth anniversary of the effective date.

12.     Year 2000 Considerations

As in the case for all businesses that rely on computers for their business and record keeping, the concern is whether the Company's software and hardware systems will be able to "read" the Year 2000. The Company has formulated a Year 2000 Action Plan ("Year 2000 Plan") which has been approved by the Board of Directors. Management believes that all affected systems have been identified and steps are being taken to ensure that all necessary changes are accomplished by July 31, 1999 An OTS off-site examination was performed on the Year 2000 Plan in September 1997 requiring certain changes to be made to the Plan. The Board of Directors receives quarterly reports regarding the progress made on the implementation of the Year 2000 Plan. Management has concluded that the additional costs for Year 2000 compliance will be approximately $50,000, in addition to already budgeted purchases of new equipment and software.






              (The remainder of this page left intentionally blank)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                  Item 2. Management's Discussion and Analysis
                 of Financial Condition and Results of Operation


Overview

When used in this document, or in the documents incorporated by reference herein, the words "anticipate", "believe", "estimate", "may", "intend" and "expect" and similar expressions identify forward-looking statements. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. It should be recognized that the factors that could cause future results to vary materially from current expectations include, but are not limited to, changes in interest rates, competition by other financial institutions, legislation and regulatory changes, and changes in the economy generally and in business conditions in the market in which the Bank operates.

The Company's net earnings were positively affected by the increase in its net interest income during the second quarter of 1998. As a result of the intense competition in the Orlando market the Company has had to pay higher rates on deposits to keep its existing customers and attract new money in its effort to increase assets. As a result, the increase in the Company's net interest income has been negatively affected. The Company's GAP position has improved during 1998, which will cushion the impact on earnings if interest rates rise in the future. Should interest rates increase ,earnings would be adversely affected in the short run since the adjustments on the ARM loans lag the movement in interest rates by approximately two months.

Total interest income increased in the second quarter, although the increase was offset partially by an increase in the writeoff of premiums on purchased loans. The decline in long term interest rates during 1998 has resulted in a lower level of mortgage loan rates which has resulted in an increase in the number of loans prepaying as individuals refinance to take advantage of the lower rates. This has increased the write-off of the premiums that the Company has paid in the past when purchasing loans, which results in a lower yield on the loan portfolio. As long as this continues earnings will be adversely affected to some degree.

The Company has been able to decrease its additions to the loss reserves in 1997 and 1998 due to a lower level of non-performing loans. Although management believes that the level of non-performing assets should decease somewhat in future periods, unforeseen economic conditions and other circumstances beyond the Company's control could result in material additions to the loss reserves in future periods if the level of non-performing assets increases. The Company does anticipate additions to the loss reserves in future periods as part of the normal course of business, since the Company's assets, consisting primarily of loans, are continually evaluated and the loss allowances are adjusted to reflect the losses in the portfolio on an ongoing basis. During the quarter ended June 30, 1998, the Company did make an addition to its loan loss reserves based on its evaluation of the loan portfolio.

During the quarter ended March 31, 1997, the Company sold a participation interest in a loan originated in March, 1996, in conjunction with the sale of a previously foreclosed property, which resulted in the realization of $122,007 in interest income and $30,993 in profit that had been deferred since the loan was originated in 1996 in accordance with Statement of Accounting Standards ("SFAS") No.66, which requires the income on the loan and profit on the sale be deferred until such time as the loan balance is reduced to a certain level, in this case 85%, when the buyer does not make a cash down payment. Of the $122,007 in interest income taken into income on this loan during the quarter ended March 31, 1997, $85,463 was attributable to the year 1996 and $36,544 was attributable to the quarter ended March 31, 1997.

The Company is projecting an operating profit for the fiscal year 1998, due to the decrease in non-performing loans and the additional capital raised during the fourth quarter of 1997, which will provide the Company the capital resources it needs to grow now that the regulatory growth restriction has been removed.

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

General

Federal Trust Corporation ("Federal Trust" or "Holding Company"), is a unitary savings and loan holding company for Federal Trust Bank ("Bank"). Federal Trust and the Bank are collectively referred to as the "Company" The Holding Company acquired all outstanding common stock of the Bank on February 28, 1989, pursuant to an agreement and plan of reorganization whereby five shares of the Company's common stock were exchanged for each four shares of the Bank's common stock on that date. The Bank is currently the only subsidiary of the Company.

In connection with the management restructuring that was completed in May of 1997, the Company's expenses have been reduced to minimal levels. There are no longer any salaried employees in the Company and its offices have been sublet. Employees of the Bank perform all necessary functions needed by the Company, and the Company reimburses the Bank for the time spent on Company business.

Asset/Liability Management

The operating results of the Company depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, primarily single-family residential loans, and interest expense on interest-bearing liabilities, consisting of deposits, FHLB advances, and other borrowings. Net interest income is determined by (i) the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities ("interest rate spread") and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. The Company's interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. In addition, net earnings are also affected by the level of non-performing loans and real estate owned, as well as the level of its non-interest income, including loan related fees, and its non-interest expenses, such as salaries and employee benefits, occupancy and equipment costs and provisions for losses on real estate owned and income taxes.

The Company's one year GAP position at March 31, 1998, the most recent report available, was less than 1%, as compared to -14% at March 31, 1997. The primary reason for the decrease in the one year GAP has been the ability of the Company to extend the maturities of its liabilities and the sale of a portion of the dual- indexed bonds in 1997. In addition, the Company sold fixed rate loans during 1997 which it replaced with adjustable rate loans as part of its efforts to continue improving its GAP position. As interest rates rose slightly in 1997, the Company's net interest spread decreased only slightly as a result of the increased amount of adjustable rate loans in the portfolio and the decrease in non-performing loans. As a general rule, the Company sells the fixed rate mortgages it originates in order to remove the interest rate risk inherent in these loans should interest rates increase. The Company's net interest spread, however, has been adversely affected in the first six months of 1998 as a result of the increase in prepayments on mortgage loans resulting from lower mortgage rates which has increased the amount of the write-off of the premiums paid for the loans, which results in a lower yield on the loan portfolio

In order to minimize the potential for adverse effects of material and prolonged increases in interest rates on the Company's results of operations, the Company has an Interest Rate Risk Management Policy, which is reviewed and approved annually by the Board of Directors. The policy provides for: (i) management to manage the assets and liabilities of the Bank to protect earnings over the interest rate cycle; (ii) the maximum allowable percentage changes in net interest income and net portfolio value over eight interest rate scenarios

(continued)
                                       14

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                  Item 2. Management's Discussion and Analysis
                 of Financial Condition and Results of Operation


(+100,  +200,  +300, +400 and -100,  -200,  -300,  -400 basis points);  (iii) an
Asset/Liability Management Committee ("ALCO"); and (iv) quarterly reporting to the Board of Directors. The ALCO monitors the Company's interest rate risk position and manages the asset and liability mix in order to better match the maturities and repricing terms of the interest-earning assets and interest-bearing liabilities. Since the latter half of 1993, the ALCO has focused primarily on (i) emphasizing the origination and purchase of single-family residential adjustable-rate mortgage loans ("ARMs"); and (ii) extending the term of the Bank's deposits and borrowings; and (iii) maintaining an adequate amount of liquid assets (cash and interest-earning assets). As a result, the Company has continued to originate and purchase ARM loans throughout this period and has extended deposits and borrowings to longer terms whenever possible through its pricing practices.

The following table sets forth information about rates and yields:
                                                                   Yields and Rates at
                                                             June 30,   December 31,     June 30,
                                                               1998         1997          1997
                                                               ----         ----          ----
  Yields on:
     Loan portfolio                                            7.73%       8.20%          8.15%
     Other interest-earning assets                             4.30%       4.69%          4.56%
                                                               ----        ----           ----
       Interest-earning assets                                 7.38%       7.71%          7.64%

  Cost of:
     Deposits                                                  5.41%       5.49%          5.37%
     FHLB advances and other interest-bearing liabilities      5.94%       6.04%          6.00%
                                                               ----        ----           ----
       Interest-bearing liabilities                            5.50%       5.59%          5.49%

Interest rate spread                                           1.88%       2.12%          2.15%
                                                               ====        ====           ====


Liquidity and Capital Resources

General

Like other financial institutions, the Company must ensure that sufficient funds are available to meet deposit withdrawals, loan commitments, investment needs and expenses. Control of the Company's cash flow requires the anticipation of deposit flows and loan payments. The Company's primary sources of funds are deposit accounts, FHLB advances, and principal and interest payments on loans.

The Company requires funds in the short-term to finance ongoing operating expenses, pay liquidating deposits, purchase temporary investments in securities and invest in loans. Short-term requirements are funded through short-term advances from the FHLB, the sale of temporary investments, deposit growth and loan principal payments. The Company requires funds in the long-term to invest in loans for its portfolio, purchase fixed assets and provide for the liquidation of deposits maturing in the future. The Bank funds its long-term requirements with proceeds from maturing loans, the sale of loans, the sale of investments securities available for sale, deposits, long-term advances from the FHLB and the sale of real estate. Management has no plans to significantly change long-term funding requirements.

In June, the Company, in response to its request, was advised by the FHLB that its maximum amount of allowable borrowings had been increased from 20% to 25% of

(continued)
                                       15

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                  Item 2. Management's Discussion and Analysis
                 of Financial Condition and Results of Operation


assets and it would no longer be required to pledge specific collateral to the FHLB, but would instead be permitted to use the blanket floating lien on eligible assets.

During the six month period ended June 30, 1998, the Company used funds primarily from principal collected on loans, $18,552,719; proceeds from loan sales, $3,112,210; proceeds from the sale of available for sale securities, $3,340,055; increases in net deposits, $5,178,761; an increase in FHLB advances, $3,050,000; and advance payments by borrowers, $862,168; to fund the origination and purchase of loans, $33,562,444. As of June 30, 1998, the Company had outstanding FHLB advances of $26,050,000. Management believes that in the future funds will be obtained from the above sources.

At June 30, 1998, loans-in-process, or closed loans scheduled to be funded over a future period of time, totaled $4,164,554. Loans committed including loans to be purchased, but not closed, totaled $11,050,697 and available lines of credit totaled $515,570. During the six month period ended June 30, 1998, the Company acquired $23.0 million in primarily domestic residential mortgage loans. The Company anticipates that other loan acquisitions will occur in the future. Funding for these amounts is expected to be provided by the sources described above.

The last dividend paid to stockholders was on November 14, 1994. Due to the net losses that were incurred by the Company in 1995 and 1996, no additional dividends have been declared. The Board of Directors suspended the payment of dividends for calendar years 1995, 1996 and 1997. The Company does not anticipate the payment of dividends during 1998. Instead, earnings are being reinvested to provide for additional growth of the Bank. The payment of dividends in subsequent years will depend on general economic conditions, the overall performance of the Company, and the capital needs of the Company and the Bank.

Liquidity

OTS regulations require the Bank to maintain a daily average balance of liquid assets equal to a specified percentage (currently 4%) of net withdrawable deposit accounts and borrowings payable in one year or less. Generally, the Bank's management seeks to maintain its liquid assets at comfortable levels above the minimum requirements imposed by the OTS. At June 30, 1998, average liquidity was 7.10%.

The Asset/Liability Management Committee of the Bank meets regularly and, in part, reviews liquidity levels to ensure that funds are available as needed.

Credit Risk

The Company's primary business is the origination and acquisition of loans to families and small businesses. This activity entails potential credit losses, the magnitude of which depends on a variety of economic factors affecting borrowers which are beyond the control of the Bank. While the Bank has instituted guidelines and credit review procedures to protect it from avoidable credit losses, some losses may inevitably occur.

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


(continued)
                                       16

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                  Item 2. Management's Discussion and Analysis
                 of Financial Condition and Results of Operation


Regulatory Enforcement Action

Since October of 1994, Federal Trust and the Bank have been operating under individual cease and desist orders (collectively, the "Orders") which were voluntarily entered into, with the OTS. The Bank Order superseded a prior Supervisory Agreement with the Bank. See Item 9 of Notes to Consolidated Condensed Financial Statements for a full discussion of the Orders. In addition to the Orders, the Bank was placed under growth restrictions which has had a negative impact on the Company's earnings.

On December 4, 1997, Federal Trust successfully completed its Rights and Community Offering. The Holding Company, in turn, infused $3.7 million in capital to the Bank which is again considered to be "well capitalized" under regulations of the Federal Deposit Insurance Corporation.

In December 1997, the Bank formally requested that the OTS remove the growth restrictions. In January 1998, management followed up with a request that the OTS rescind the Orders against the Holding Company and the Bank. On March 13, 1998, the OTS officially rescinded the growth restrictions against the Bank and on June 1, 1998, the Orders against Federal Trust and the Bank were rescinded.


Capital Requirements

The Bank is required to meet certain minimum regulatory capital requirements. The following table presents a summary of the capital requirements for adequately capitalized banks, the Bank's capital and the amounts in excess as of June 30, 1998:

                                      At June 30, 1998
                                      ----------------

                         Tangible            Core           Risk-Based
                         --------            ----           ----------
                                    (Dollars in Thousands)
                              Percent           Percent            Percent
                     Amount of Assets   Amount  of Assets  Amount  of Assets
                     ----------------   ------  ---------  ------  ---------

Regulatory Capital   $11,441   7.53%   $11,441   7.53%   $12,535   14.33%
Requirement            2,280   1.50%     6,080   4.00%     6,999    8.00%
                     -------   ----    -------   ----    -------   -----
Excess               $ 9,161   6.03%   $ 5,361   3.53%   $ 5,536    6.33%
                     =======   ====    =======   ====    =======   =====


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



(continued)
                                       17

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                  Item 2. Management's Discussion and Analysis
                 of Financial Condition and Results of Operation


Impact of Accounting Requirements

In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedge Activities" (FASB 133). This statement, which is effective for all fiscal quarters and all fiscal years beginning after June 15, 1999, requires all derivatives be measured at fair value and be recognized as assets and liabilities in the statement of financial position. FASB 133 sets forth the accounting for changes in fair value of a derivative depending on the intended use and designation of the derivative. Implementation of FASB 133 is not expected to have a significant impact on the financial position or results of operations of the Company.


Results of Operations

Comparison of the Three-Month Periods Ended June 30, 1998 and 1997

General. The Company had a net profit for the three-month period ended June 30, 1998 of $111,712 or $.02 per share, compared to a net profit of $25,150 or $.01 per share for the same period in 1997. The increase in the net profit was due primarily to an increase in net interest income, and a decrease in the provision for loan losses, an increase in other income, offset partially by increased other expense.

Interest Income and Expense. Interest income increased by $133,388 to $2,628,135 for the three-month period ended June 30, 1998 from $2,494,747 for the same period in 1997. Interest income on loans increased to $2,467,994 in 1998 from $2,280,989 in 1997, primarily as a result of an increase in the average amount of loans outstanding, offset partially by a decrease in the average yield earned on loans. The decrease in the average yield earned on loans is the result of higher prepayments on mortgage loans resulting in the expensing of premiums that were paid on many of the loans when purchased. Interest income on the securities portfolio decreased by $76,257 for the three-month period ended June 30, 1998 over the same period in 1997, as a result of a decrease in the amount of securities owned. Other interest and dividends increased $22,640 during the same three-month period in 1998 from 1997, as a result of an increase in the average volume of other interest-bearing assets. Management expects the rates earned on the portfolio to fluctuate with general market conditions.

Interest expense increased to $1,843,761 during the three-month period ended June 30, 1998 from $1,800,458 for the same period in 1997 due to an increase in the amount of deposits and an increase in the rates paid. Interest on deposits increased to $1,473,633 in 1998 from $1,424,036 in 1997 as a result of an increase in the amount of deposits and in the rates paid on deposits, and interest on FHLB advances decreased to $370,128 in 1998 from $376,7422 in 1997 as a result of a decrease in the rates paid on advances and a decrease in the average amount of advances outstanding. Management expects to continue to use FHLB advances as a liability management tool.

Provisions for Loan Losses. A provision for loan losses is generally charged to operations based upon management's evaluation of the losses in its loan portfolio. During the second quarter, management made a provision for loan losses of $20,648 based on its evaluation of the loan portfolio, which was a decrease of $20,100 from the same period in 1997, however, in addition a provision of $9,352 was made to the provision for real estate owned. There were net recoveries of $2,850 during the three-month period ended June 30, 1998, as compared to net recoveries of $4,747 during the three-month period ended June 30, 1997. Total non-performing loans at June 30, 1998, were $1,666,332 compared to $1,751,724 at June 30, 1997. The allowance for loan losses at June 30, 1998

(continued)
                                       18

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                  Item 2. Management's Discussion and Analysis
                 of Financial Condition and Results of Operation


was $1,130,200 or 68% of non-performing loans and .85% of net loans outstanding, versus $1,190,875 at June 30, 1997, or 68% of non-performing loans and 1.06% of net loans outstanding.

Total Other Income. Other income increased from $144,042 for the three-month period ended June 30, 1997, to $277,440 for the same period in 1998. The increase in other income was due to an increase of $14,292 in fees and service charges, an increase of $28,563 in other miscellaneous income, an increase of $141,005 in gains on the sale of assets, offset partially by a decrease of $50,462 in rental income which was primarily derived from rental income on 44 condominium units that were acquired through a deed-in-lieu of foreclosure and were being held as real estate owned. All of the units have been sold and the Company recovered all of its principal investment. Fees and service charges increased primarily because of an increase in late charges earned by the Bank on past due loans, and servicing fees on loans. Other miscellaneous income increased for the three-month period ended June 30, 1998 due primarily to increased other loan income, resulting from increased originations of loans. Gains on the sale of assets increased as a result of an increase in the amount of loans sold and gains on the sale of real estate owned. During the quarter the Company sold a commercial piece of real estate owned, resulting in a gain on sale of $128,806. Rental income decreased as a result of the sale of the other real estate owned that was generating rental income.

Total Other Expense. Other expense increased to $854,642 for the three-month period ended June 30, 1998, from $731,933 for the same period in 1997. Compensation and benefits increased to $402,288 in 1998, from $334,384 in 1997 due to an increase in staff, primarily in the loan department. The Company's business plan calls for an increase in loan originations now that the Bank is no longer subject to the regulatory growth restriction. Occupancy and equipment expense increased by $11,811 in 1998, to $143,026 due to increases in office building rent and maintenance expenses. Data Processing expense increased by $771 due to an increase in the number of accounts. Professional fees increased by $23,853, primarily as a result of costs associated with the removal of the regulatory restrictions. FDIC Insurance expense increased by $18,290, as a result of the increase in the amount of deposits. As a result of the Bank's improved examination rating there will be a significant reduction in the Bank's FDIC insurance premium beginning in the third quarter of 1998. Other miscellaneous expense decreased by $9,865 due primarily to decreases in REO expenses.


Comparison of the Six-Month Period Ended June 30, 1998 and 1997

General. The Company had a net profit for the six-month period ended June 30, 1998, of $203,275 or $.04 per share, compared to a net profit of $126,039 or $.06 per share for the same period in 1997. The increase in the net profit was due primarily to increased net interest income, increased other income, offset partially by an increase in the provision for loan losses and increased other expense.

Interest Income and Expense. Interest income increased to $5,183,019 for the six-month period ended June 30, 1998, from $5,044,806 for the same period in 1997. Interest income on loans increased to $4,869,925 in 1998 from $4,616,031 in 1997, primarily as a result of an increase in the amount of loans outstanding, offset partially by a decrease in the yield earned on loans outstanding. The decrease in the average yield earned on loans is the result of higher prepayments on mortgage loans resulting in the expensing of premiums that were paid on many of the loans when purchased. Interest income on the securities portfolio decreased by $162,008 for the six-month period ended June 30, 1998 over the same period in 1997, as a result of a decrease in the amount of securities owned. Other interest and dividends increased $46,327 during the same six-month period in 1998 from 1997, due to the increase in the average volume of other interest-bearing assets. Management expects the rates earned on the portfolio to fluctuate with general market conditions.

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                  Item 2. Management's Discussion and Analysis
                 of Financial Condition and Results of Operation


Interest expense increased by $83,742 to $3,607,726 during the six-month period ended June 30,1998, from $3,523,984 for the same period in 1997 due to an increase in the average amount of interest bearing deposits and a slight increase in the total average amount of FHLB advances outstanding, which was partially offset by a decrease in the rates paid on advances. Interest on deposits increased to $2,899,830 in 1998, from $2,808,821 in 1997 as a result of increased deposits and an increase in the average rate paid, and interest on FHLB advances decreased to $707,896 in 1998 from $715,163 in 1997 as a result of a decrease in the rates paid on advances.

Provisions for Loan Losses. A provision for loan losses is generally charged to operations based upon management's evaluation of the losses in its loan portfolio. During the first six months of 1998 management did make a provision for loan losses of $50,648 based on its evaluation of the loan portfolio. The total provision for loan losses was $37,748 during the same period in 1997. Net charge-offs on loans totaled $8,489 during the six-month period ended June 30, 1998 compared to $7,813 during the six-month period ended June 30,1997. Total non-performing loans at June 30, 1998 were $1,666,332 compared to $1,751,724 at June 30, 1997. The allowance for loan losses at June 30, 1998 was $1,130,200 or 68% of non-performing loans and .85% of net loans outstanding.

Total Other Income. Other income increased from $248,910 for the six-month period ended June 30, 1997, to $401,807 for the same period in 1998. The increase in other income was due to a $101,446 increase in gains on the sale of assets, an increase of $93,593 in other income, an increase of $21,993 in fees and service charges, offset partially by a decrease in rental income of $64,135. Gains on the sale of assets increased as the Company continues to sell the mortgage loans it originates into the secondary market, and disposes of real estate owned. During the second quarter the Company sold a commercial piece of real estate owned, resulting in a gain on sale of $128,806. Fees and service charges increased primarily because of an increase in late charges earned on past due loans, and servicing fees on loans. Rental income decreased as a result of the sale of the other real estate owned that was generating rental income. Other miscellaneous income increased for the six-month period ended June 30, 1998 due primarily to increased other loan income resulting from an increase in the amount of loans originated.

Total Other Expense. Other expense increased to $1,593,900 in the six-month period ended June 30, 1998, from $1,489,145 for the same period in 1997. The increase in 1998 was the result of increased employee compensation expense, increased occupancy and equipment expense, increased data processing expense, increased FDIC insurance expense, offset partially by decreased professional fees, and decreased miscellaneous expense. Compensation increased to $750,184 in 1998 from $660,251 in 1997 due primarily to an increase in the loan department staff, as called for in the Company's business plan. Occupancy and equipment expense increased by $17,968 in 1998 to $280,996 due to increased rent and maintenance expenses. Data processing expense increased by $2,965 as a result of an increase in the charges from the service bureau that processes the Company's customer accounts. FDIC Insurance expense increased by $36,962 as a result of an increase in the amount of deposits in the Bank. Professional fees decreased by $15,320 primarily as a result of decreased legal costs associated with non-performing loans and other miscellaneous expense decreased by $37,698 primarily due to reduced costs associated with repossessed assets.

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

On May 22, 1998, Registrant held its Annual Meeting of Shareholders at which the following matters were voted upon:


1.   Election of Directors:

One Year Terms:         Votes For   Votes Withheld
James V. Suskiewich     3,718,130      68,016
Aubrey H. Wright, Jr    3,721,912      64,234
George W. Foster        3,718,249      67,897
Dr. Samuel C. Certo     3,721,912      64,234
Kenneth W. Hill         3,721,912      64,234


 2. Selection of KPMG Peat Marwick as independent auditor for the year ending December 31, 1998:

          Votes For         Votes Against     Votes Abstained
          3,749,819            23,624             12,703


 3. Amendment to the Amended and Restated Articles of Incorporation to increase the amount of authorized common stock from 5,000,000 shares to 15,000,000 shares:

          Votes For         Votes Against     Votes Abstained
          3,580,132           165,851            40,163


4. Amendment to the Amend and Restated Articles of Incorporation to increase the percentage of outstanding shares required to call a Special Meeting of Shareholders from 10% to 20%:

          Votes For         Votes Against     Votes Abstained
          2,878,566            251,080          23,151


5.   Approve the Key Employee Incentive Stock Option Plan:

          Votes For         Votes Against     Votes Abstained
          2,856,903           229,879           65,997


6.   Approve the 1998 Directors' Stock Option Plan:

          Votes For         Votes Against     Votes Abstained
          2,788,007             296,345          68,445

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             FEDERAL TRUST CORPORATION
                                             (Registrant)

Date:     August 12 , 1998                   By:   /s/ Aubrey H. Wright, Jr.
          ----------------                         -------------------------
                                                   Aubrey H. Wright, Jr.
                                                   Chief Financial Officer and
                                                   duly authorized
                                                   Officer of the Registrant