Form 10-Q
period 1998-09-30
FEDERAL TRUST CORP
filed 1998-11-13
CIK 842640

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

             For the Three Months Ended:      Commission File Number:
             ---------------------------      -----------------------
                  September 30, 1998                 33-27139

                           FEDERAL TRUST CORPORATION
             (Exact name of registrant as specified in its charter)

             Florida                                     59-2935028
  ----------------------------                        ----------------
  (State or other jurisdiction                        (I.R.S. Employer
        of incorporation)                            Identification No.)

                               1211 Orange Avenue
                           Winter Park, Florida 32789
                    ----------------------------------------

                    (Address of principal executive offices)
                 Registrant's telephone number: (407) 645-1201

                              FEDTRUST CORPORATION
                    ----------------------------------------
                          (Former name of registrant)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such quarterly reports), and (2) has been subject to such filing requirements for the past 90 days:

                              YES     X          NO
                                    -----           -----
  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

        Common Stock, par value $.01 per share               4,941,547
        --------------------------------------  --------------------------------
                        (class)                 Outstanding at September 30,1998

--------------------------------------------------------------------------------

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                                     INDEX


PART I.  FINANCIAL INFORMATION

   Item 1.   Financial Statements                                           Page
   -------   --------------------                                           ----

 Consolidated Condensed Balance Sheets (unaudited)
    September 30, 1998 and December 31, 1997. . . . . . . . . . . . . . . . . .3

 Consolidated Condensed Statements of Operations for the
    Three and Nine months ended September 30, 1998 and 1997 (unaudited). . . . 4

 Consolidated Condensed Statements of Cash Flows for the
    Nine months ended September 30, 1998 and 1997 (unaudited). . . . . . . . . 5

 Notes to Consolidated Condensed Financial Statements (unaudited). . . . .6 - 12

Item 2.   Management's Discussion and Analysis of Financial Condition
   and Results of Operations. . . . . . . . . . . . . . . . . . . . . . .13 - 22

PART II.  OTHER INFORMATION
          Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .23

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Consolidated Condensed Balance Sheets
                                   (Unaudited)
                                                             September 30,     December 31,
                                                                  1998             1997
                                                             -------------     ------------
        Assets
Cash                                                         $   2,070,578    $     446,134
Interest bearing deposits                                        1,994,413        3,555,916
Investment securities available for sale                              --          3,301,844
Investment securities held to maturity                           6,442,713        6,368,111
Loans receivable, net (net of allowance for loan losses of
      $1,178,266 in 1998 and $1,110,521 in 1997)               150,242,157      121,908,816
Loans held for sale (Market Value $518,500)                        518,500             --
Accrued interest receivable - Loans                                998,899          846,396
Accrued interest receivable - Securities                            41,119          157,155
Notes receivable                                                    75,000           75,000
Federal Home Loan Bank of Atlanta stock, at cost                 1,725,000        1,427,500
Real estate owned, net                                           1,071,797        1,389,900
Property and equipment, net                                        897,694          814,325
Prepaid expenses and other assets                                  408,330          417,015
Executive supplemental income plan-cash surrender
      value life insurance policies                              2,454,949        1,071,443
Deferred income taxes                                              492,919          803,977
                                                             -------------    -------------
        Total                                                $ 169,434,068    $ 142,583,532
                                                             =============    =============

                   Liabilities and Stockholders' Equity

Deposit accounts                                             $ 118,361,430    $ 104,890,163
Official checks                                                  1,254,906        1,208,607
Federal Home Loan Bank advances                                 34,500,000       23,000,000
Advance payments for taxes and insurance                         1,659,065          336,406
Accrued expenses and other liabilities                             632,081          577,694
                                                             -------------    -------------

        Total Liabilities                                    $ 156,407,482    $ 130,012,870
                                                             =============    =============

Stockholders' equity
Commonstock,  $.01 par value,
      15,000,000 shares  authorized;  4,941,547 shares
      issued and outstanding at September 30,1998
      and December 31, 1997                                         49,415           49,416
Additional paid-in capital                                      15,872,116       15,857,532
Accumulated deficit                                             (2,547,364)      (2,912,142)
Accumulated other comprehensive income                            (347,581)        (424,144)


        Total Stockholders' Equity                           $  13,026,586    $  12,570,662
                                                             -------------    -------------

        Total Liabilities and Stockholders' Equity           $ 169,434,068    $ 142,583,532
                                                             =============    =============

See accompanying Notes to Consolidated Condensed Financial Statements.

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                 Consolidated Condensed Statements of Operations

           For Three and Nine Months Ended September 30, 1998 and 1997
                                   (Unaudited)

                                                         Three Months              Nine Months
                                                     Ended September 30,       Ended September 30,
                                                     -------------------       -------------------
                                                      1998         1997        1998          1997
                                                      ----         ----        ----          ----
 Interest income:
  Loans                                           $2,728,065   $2,247,158   $7,597,990   $6,863,189
  Securities                                          66,362      161,329      237,803      494,778
  Interest-bearing deposits and other                 69,150       66,968      210,803      162,294
                                                  ----------   ----------   ----------   ----------
     Total interest income                         2,863,577    2,475,455    8,046,596    7,520,261
                                                  ----------   ----------   ----------   ----------

Interest expense:
     Deposit accounts                              1,559,854    1,477,891    4,459,684    4,286,712
  Federal Home Loan Bank advances & other
       borrowings                                    389,264      338,275    1,097,160    1,053,438
                                                  ----------   ----------   ----------   ----------
     Total interest expense                        1,949,118    1,816,166    5,556,844    5,340,150
                                                  ----------   ----------   ----------   ----------

Net interest income                                  914,459      659,289    2,489,752    2,180,111
  Provision for loan losses                           45,000       30,000       95,648       67,748
                                                  ----------   ----------   ----------   ----------
Net interest income after provision                  869,459      629,289    2,394,104    2,112,363
                                                  ----------   ----------   ----------   ----------

Other income:
  Fees and service charges                            41,379       26,106      114,302       77,036
  Rents                                               18,773       40,811       24,471      110,644
  Gain on sale of assets                              44,665      230,473      214,295      298,657
  Other miscellaneous                                113,231       61,909      266,787      121,872
                                                  ----------   ----------   ----------   ----------
     Total other income                              218,048      359,299      619,855      608,209
                                                  ----------   ----------   ----------   ----------

Other expenses:
  Employee compensation & benefits                   455,151      345,773    1,205,335    1,006,024
  Occupancy and equipment                            145,092      131,617      426,088      394,645
  Data processing expense                             23,388       22,089       70,882       66,618
  Professional fees                                   62,077       79,271      155,834      188,348
  FDIC Insurance                                      24,878       60,513      186,146      184,819
  Loss on sale of investment securities                 --          9,945         --
  Other miscellaneous                                122,235      195,410      372,491      483,364
                                                  ----------   ----------   ----------   ----------
     Total other expense                             832,821      834,673    2,426,721    2,323,818
                                                  ----------   ----------   ----------   ----------

Net income before income tax                         254,686      153,915      587,238      396,754
  Income tax expense                                  93,183       63,500      222,460      180,300
                                                  ----------   ----------   ----------   ----------

Net income                                        $  161,503   $   90,415   $  364,778   $  216,454
                                                  ==========   ==========   ==========   ==========

Per share amounts:
  Basic earnings per share                        $     0.03   $     0.04   $     0.07   $     0.10
  Diluted earnings per share                      $     0.03   $     0.04   $     0.07   $     0.10
  Weighted average number of shares outstanding    4,941,547    2,256,505    4,941,547    2,256,505


                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                 Consolidated Condensed Statements of Cash Flows

              For the Nine Months Ended September 30, 1998 and 1997
                                   (Unaudited)
                                                                                1998           1997
                                                                                ----           ----
Cash flows from operating activities:
  Net income (loss)                                                        $    364,778    $    216,454
  Adjustments to reconcile net income to net cash flows from operations:
  Depreciation & amortization of property & equipment                           103,870         117,981
  Amort. (net) of premiums, fees & disc. on loans & securities                  295,285         198,275
  Provision for allowance on real estate owned                                    9,352          72,252
  Provision for loan losses                                                      95,648          67,748
  Gain on sale of assets                                                       (204,350)       (239,533)
  Deferred income taxes                                                         271,012         125,580
  Executive supplemental income plan                                         (1,383,506)     (1,063,493)
  Cash provided by (used for) changes in:
   Accrued interest receivable                                                  (36,467)        129,832
   Prepaid expenses & other assets                                               48,731        (277,520)
   Official checks                                                               46,299        (228,723)
   Accrued expenses & other liabilities                                          54,387          (7,911)
                                                                           ------------    ------------
        Net cash provided (used in) by operating activities                    (334,961)       (889,058)
                                                                           ------------    ------------

Cash flows from investing activities:
  Acquisition of office properties and equipment                               (187,239)        (13,696)
  Purchase of Federal Home Loan Bank of Atlanta stock                          (297,500)       (174,300)
  Proceeds collected from loan sales                                          4,455,406       2,968,220
  Addition to real estate owned                                                 719,377         (22,695)
  Reimbursement of real estate owned costs                                       86,021            --
  Proceeds from sale of real estate owned                                       942,107       1,705,714
  Proceeds from sale of securities available for sale                         3,340,055       2,693,363
  Principal collected on securities held to maturity                               --             4,880
  Principal collected on loans                                               28,973,230      14,432,016
  Loans originated or purchased                                             (63,942,065)    (20,888,311)
                                                                           ------------    ------------
   Net cash provided by (used in) investing activities                      (25,910,608)        705,191
                                                                           ------------    ------------

Cash flows from financing activities:
  Accretion of stock option expense                                              14,584            --
  Increase (decrease) in deposits, net                                       13,471,267        (147,276)
  Increase (decrease) in Federal Home Loan Bank advances                     11,500,000        (800,000)
  Net increase in advance payments by borrowers for taxes & insurance         1,322,659         968,116
                                                                           ------------    ------------
   Net cash provided by financing activities                                 26,308,510          20,840
                                                                           ------------    ------------

(Decrease) increase in cash and cash equivalents                                 62,941        (163,027)
Cash and cash equivalents at beginning of period                              4,002,050       5,465,762
                                                                           ------------    ------------
Cash and cash equivalents at end of period                                 $  4,064,991    $  5,302,735
                                                                           ------------    ------------

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

The Holding Company's primary investment is the ownership of the Bank. The Bank is primarily engaged in the business of attracting deposits from the general public and using these funds with advances from the Federal Home Loan Bank of Atlanta ("FHLB") to originate one-to-four family residential mortgage loans, residential consumer loans, multi-family loans, and to a lesser extent, commercial real estate related SBA loans and consumer loans, and also fund bulk purchases of one-to-four family residential mortgage loans

The consolidated condensed balance sheets as of September 30, 1998 and December 31, 1997, and the consolidated condensed statements of operations for the three and nine month periods ended September 30, 1998 and 1997, and the cash flows for the nine month periods ended September 30, 1998 and 1997, include the accounts and operations of the Federal Trust and all subsidiaries. All material intercompany accounts and transactions have been eliminated.

In the opinion of management of the Company, the accompanying consolidated condensed financial statements contain all adjustments (principally consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1998, the results of operations for the three and nine month periods ended September 30, 1998 and 1997, and cash flows for the nine month periods ended September 30, 1998 and 1997. The results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10 - K for the year ended December 31, 1997.

2.   Summary of Significant Accounting Policies

Comprehensive Income:
In June 1997, the Financial Accounting Standards Board established Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. This Statement requires that an enterprise classify items or other comprehensive income by nature in a financial statement, and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a balance sheet. The Company adopted this Statement effective January 1, 1998. The Company's other comprehensive income is the unrealized gain/(loss) on investment securities available for sale. Total comprehensive income for the three and nine months periods ended September 30, 1998 was $209,549 and $441,341, respectively, as compared to the three and nine month periods ended September 30, 1997 of $178,067 and $430,993, respectively.

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

At September 30, 1998, impaired loans amounted to $2.0 million as compared to $1.7 million at September 30, 1997. Included in the allowance for loan losses is $235 thousand related to the impaired loans as compared to $437 thousand at September 30, 1997. The Company measures impairment on collateralized loans using the fair value of the collateral, and on unsecured loans using the present value of expected future cash flows discounted at the loan's effective interest rate.

In the first nine months of 1998, the average recorded investment in impaired loans was $1.9 million and $42,900 of interest income was recognized on loans while they were impaired. All of this income was recognized using a cash basis method of accounting.

4.   Allowance for Losses

The following is an analysis of the activity in the allowance for loan losses for the periods presented:

                                                    Three Months                       Nine Months
                                                 Ended September 30,                Ended September 30,
                                                 -------------------                -------------------
                                                1998              1997             1998             1997
                                                ----              ----             ----             ----
Balance at beginning of period              $  1,130,200       1,190,875        1,110,521        1,533,003
Provision for loan losses                         45,000          30,000           95,648           67,748
Less Charge-offs                                    --            (2,158)         (39,458)        (389,847)
Plus recoveries                                    3,066           3,067           11,555           10,880
                                            ------------       ---------        ---------        ---------
Balance at end of period                    $  1,178,266       1,221,784        1,178,266        1,221,784
                                            ============       =========        =========        =========

Loans Outstanding                           $150,760,657     113,432,215      150,760,657      113,432,215
Ratio of charge-offs to Loans Outstanding           -- %            .002%             .03%             .34%
Ratio of allowance to Loans Outstanding              .78%           1.08%             .78%            1.08%

A provision for loan losses is generally charged to operations based upon management's evaluation of the potential losses in its loan portfolio. During the quarter ended September 30, 1998, management made a provision of $45,000 based on its evaluation of the loan portfolio, as compared to the provision of $30,000 made in the quarter ended September 30, 1997. Although the amount of loans outstanding increased, the level of the allowance for losses decreased as a percentage of loans outstanding, however the dollar amount of the allowance increased during the quarter and year-to-date. The increase in the provision for the third quarter was the result of the increase in the amount of loans outstanding during the quarter. Management believes that the allowance is adequate, primarily as a result of the improving quality of the loans in the portfolio and the change in the composition of the portfolio to a higher percentage of residential single family home loans.

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES
        Notes to Consolidated Condensed Financial Statements (unaudited)


5. Supplemental Disclosure of Cash Flow and Non-Cash Investing and Financing Activities

                                                                   Nine Months Ended September 30,
                                                                           1998           1997
                                                                           ----           ----
Cash paid during the period for:
  Interest expense                                                    $ 2,574,278      2,554,023
  Income taxes                                                        $      --           10,000

Supplemental disclosure of non-cash transactions:
Real estate acquired in settlement of loans                           $   719,377      2,389,816
Market Value adjustment - investment securities available for sale:
    Market value adjustment - investments                             $      --         (119,172)
    Deferred income tax asset                                         $      --          (44,690)
                                                                      -----------      ---------
      Unrealized loss on investment securities
        available for sale, net                                       $      --          (74,482)

    Unrealized loss on investment securities transferred
      from available for sale to held to maturity                     $  (557,287)      (655,753)
    Deferred income tax asset                                         $  (209,706)      (245,907)
                                                                      -----------      ---------

      Unrealized loss on investment securities transferred
        from available for sale to held to maturity                   $  (347,581)      (409,846)
                                                                      ===========       ========

6.   Real Estate Owned, Net

The following is an analysis of the activity in real estate acquired through foreclosure for the periods ended:

                                         Three Months                  Nine Months
                                     Ended September  30,          Ended September 30,
                                     1998           1997           1998           1997
                                     ----           ----           ----           ----
Balance at beginning of period   $ 1,066,089    $ 3,429,185    $ 1,389,900    $ 1,508,166
Acquired through foreclosure         508,154         39,816        719,377      2,389,816
Add: Capitalized costs                  --             --          (86,021)        22,695
Less: Sale of real estate           (502,446)    (1,143,999)      (942,107)    (1,523,423)
Less: Chargeoffs                        --             --           (9,352)       (72,252)
                                 -----------    -----------    -----------    -----------
Balance at end of period         $ 1,071,797    $ 2,325,002    $ 1,071,797    $ 2,325,002
                                 ===========    ===========    ===========    ===========


7.     Investment Securities
                                               At September 30, 1998
                                               ---------------------
                                             Book Value    Market Value
                                             ----------    ------------
Held to maturity:
FHLB Floating Rate Note, 3.71% due 7/30/03   $6,442,713    6,809,688
                                             ==========    =========

Available for sale:
None                                               --           --
                                             ==========    =========

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES
        Notes to Consolidated Condensed Financial Statements (unaudited)

The Company's investment in obligations of U.S. government agencies consists of one dual indexed bond issued by the Federal Home Loan Bank. At September 30, 1998, the bond had a market value of $6,809,688 and gross unrealized pretax losses of $190,312. The bond has a par value of $7,000,000 and pays interest based on the difference between two indices. The one bond held at September 30, 1998, pays interest at the 10-year constant maturity treasury ("CMT") rate less six month LIBOR rate plus a contractual amount of 4.0%. During the quarter ended September 30, 1998, the Bank did not purchase or sell any bonds.

8.     Advances from Federal Home Loan Bank

The following is an analysis of the advances from the Federal Home Loan Bank:

            Amounts Outstanding at September 30, 1998:

            Maturity Date        Rate      Amount       Type
            -------------        ----      ------       ----
               10/16/98          5.88%    5,000,000   Fixed rate
               12/02/98          6.00%   19,500,000   Variable rate
               12/07/98          5.70%    5,000,000   Fixed rate
               03/05/01          5.96%    5,000,000   Fixed rate

                      Total      5.93%  $34,500,000

Variable rate advances reprice daily and may be repaid at any time without penalty. Fixed rate advances incur a prepayment penalty if repaid prior to maturity, and the interest rate is fixed for the term of the advance.

                    Amounts Outstanding at:

                    Month-end  Rate         Amount
                    ---------  ----         ------
                     7/31/98   5.89%      $ 27,000,000
                     8/31/98   5.95%        27,500,000
                     9/30/98   5.93%        34,500,000

The maximum amount of borrowings outstanding at any month end during the three period ended September 30, 1998, was $34,500,000. During the three and nine month period ended September 30, 1998, average advances outstanding totaled $26.6 and $24.8 million at an average rates of 5.85% and 5.91%, respectively.

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

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES
        Notes to Consolidated Condensed Financial Statements (unaudited)

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

10.                  Branching

On June 23, 1998, the Bank filed an application with the OTS for permission to open a branch office in Sanford, Florida. Sanford is located in Seminole County and the proposed branch office is approximately 15 miles northeast of the Bank's main office in Winter Park, Florida. On August 7, 1998, the Bank received approval from OTS to open the branch and on October 30, 1998 the branch opened for business with four employees.

11.                  Stock Options

Stock Options for Stock Sales. In connection with the 1993 Private Placement Offering and the 1990 Public Offering, the Holding Company issued stock options to acquire 58,453 shares of common stock to certain sales representatives for their commitment to sell common stock in the respective offerings. The options have a strike price of $5.63 per share and will expire on October 26, 1999. At September 30, 1998, none of the stock options had been exercised. The stock options have an anti-dilutive provision which adjusts the strike price in the event of a stock split or a stock sale wherein the purchase price is less than the strike price.

1998 Key Employee Incentive Stock Compensation Program. On January 30, 1998, the Board of Directors of Federal Trust adopted the 1998 Key Employee Stock Compensation Program ("Program") for the benefit of officers and other key employees of the Company. The Program comprises four parts: an Incentive Stock Option Plan, a Compensatory Stock Option Plan, a Stock Appreciation Rights Plan, and a Performance Plan. The Program provides for a maximum of 325,000 shares of authorized common stock to be reserved for future issuance pursuant to stock options granted under one of the four enumerated parts of the Program.

The Program was subject to approval by the shareholders, which was obtained at the 1998 Annual Meeting of Shareholders. The exercise price of each option is $4.00 per share, the fair market value of the common stock on January 30, 1998 (the date of grant), based upon the "bid price" on that date. At September 30, 1998, the bid price for the common stock was $2.75 per share.

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

1998 Directors Stock Option Plan. At the 1998 Annual Meeting of Shareholders, the shareholders approved the 1998 Directors Stock Option Plan ("Directors' Plan"). Only non-employee directors are eligible to participate in the Directors' Plan. Each member of the Board of current Directors was granted a single non-statutory option to purchase 25,000 shares of common stock at $4.00, the fair market price on the effective date of the Directors' Plan (January 30, 1998, the date the stock options were granted, subject to shareholder approval). At September 30, 1998, the bid price for the common stock was $2.75 per share.

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES
        Notes to Consolidated Condensed Financial Statements (unaudited)

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

The Company's net earnings were positively affected by the increase in its net interest income during the third quarter of 1998. As a result of the intense competition in the Orlando market the Company has had to pay higher rates on deposits to keep its existing customers and attract new money in its effort to increase assets. As a result, the increase in the Company's net interest income has been negatively affected to an extent. Should interest rates increase, earnings would be adversely affected in the short run since the adjustments on the ARM loans lag the movement in interest rates by approximately two months. The recent decrease in interest rates should have a positive effect on the Company's net interest income as a result of its current GAP position, as liabilities, consisting of deposits and FHLB advances, should reprice sooner than its assets. This is somewhat negatively affected by the increase in loan payoffs the Company has experienced, as customers refinance their mortgages at lower rates.

Total interest income increased in the third quarter, although the increase was offset partially by an increase in the writeoff of premiums on purchased loans. The decline in long term interest rates during 1998 has resulted in a lower level of mortgage loan rates which has resulted in an increase in the number of loans prepaying as individuals refinance to take advantage of the lower rates. This has increased the write-off of the premiums that the Company has paid in the past when purchasing loans, which results in a lower yield on the loan portfolio. Year-to-date the writeoff of premiums has increased by $97,000 over the same period a year ago, a significant portion of which is attributable to the early payoff of loans purchased. As long as this continues earnings will be adversely affected to some degree.

The Company has increased its additions to the loss reserves in 1998 due to a higher level of loans outstanding, resulting from the growth the Company has experienced since the removal of the regulatory growth restriction in March 1998. Although management believes that the level of non-performing assets should decease somewhat in future periods, unforeseen economic conditions and other circumstances beyond the Company's control could result in material additions to the loss reserves in future periods if the level of non-performing assets increases. The Company does anticipate additions to the loss reserves in future periods as part of the normal course of business, since the Company's assets, consisting primarily of loans, are continually evaluated and the loss allowances are adjusted to reflect the losses in the portfolio on an ongoing basis. During the quarter ended September 30, 1998, the Company did make an addition to its loan loss reserves based on its evaluation of the loan portfolio and the increase in size of the loan portfolio.

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

In connection with the management restructuring that was completed in May of 1997, the Holding Company's expenses have been reduced to minimal levels. There are no longer any salaried employees in the Holding Company and its offices have been sublet. Employees of the Bank perform all necessary functions needed by the Holding Company, and the Holding Company reimburses the Bank for the time spent on Holding Company business.

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

The Company's one year GAP position at June 30, 1998, the most recent report available, was -48%, as compared to -17% at June 30, 1997. The primary reason for the increase in the one year GAP has been the growth experienced by the Company during the year. The increases in assets and liabilities have not had the same maturities or adjustment dates which has resulted in an increase in the Company's negative GAP position. In addition, the Company's bond portfolio which had shorter adjustment periods has decreased through maturities and sales. The Company continues to sell fixed rate loans as they are originated but has increased its holdings of fixed rate loans overall during 1998 as a result of loans purchased. As interest rates have declined in 1998 the Company's net interest spread in percentage terms has decreased primarily as a result of the increase in prepayments on mortgage loans resulting from lower mortgage rates which has increased the amount of the write-off of the premiums paid for the loans, which results in a lower yield on the loan portfolio. In the terms of dollars, the Company's net interest income has increased as a result of the growth in the loan portfolio and the decrease in non-performing loans.

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

The following table sets forth information about rates and yields:
                                                                      Yields and Rates at
                                                          September 30,    December 31,  September 30,
                                                              1998            1997           1997
                                                              ----            ----           ----
  Yields on:
    Loan portfolio                                            7.76%           8.20%          8.11%
    Other interest-earning assets                             4.49%           4.69%          4.59%
                                                              ----            ----           ----
       Interest-earning assets                                7.46%           7.71%          7.60%

  Cost of:
    Deposits                                                  5.42%           5.49%          5.43%
    FHLB advances and other interest-bearing liabilities      5.90%           6.04%          6.03%
                                                              ----            ----           ----
       Interest-bearing liabilities                           5.51%           5.59%          5.54%

Interest rate spread                                          1.95%           2.12%          2.06%
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

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES
                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operation

In June, the Company, in response to its request, was advised by the FHLB that its maximum amount of allowable borrowings had been increased from 20% to 25% of assets and it would no longer be required to pledge specific collateral to the FHLB, but would instead be permitted to use the blanket floating lien on eligible assets.

During the nine month period ended September 30, 1998, the Company used funds primarily from principal collected on loans, $28,973,230; proceeds from loan sales, $4,455,406; proceeds from the sale of available for sale securities, $3,340,055; increases in net deposits, $13,471,267; an increase in FHLB advances, $11,500,000; and advance payments by borrowers, $1,322,659; to fund the origination and purchase of loans, $63,942,065. As of September 30, 1998, the Company had outstanding FHLB advances of $34,500,000. Management believes that in the future funds will be obtained from the above sources.

At September 30, 1998, loans-in-process, or closed loans scheduled to be funded over a future period of time, totaled $5,959,722. Loans committed including loans to be purchased, but not closed, totaled $4,778,396 and available lines of credit totaled $546,319. During the nine month period ended September 30, 1998, the Company acquired $45.4 million in primarily domestic residential mortgage loans. The Company anticipates that other loan acquisitions will occur in the future. Funding for these amounts is expected to be provided by the sources described above.

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

Liquidity

OTS regulations require the Bank to maintain a daily average balance of liquid assets equal to a specified percentage (currently 4%) of net withdrawable deposit accounts and borrowings payable in one year or less. Generally, the Bank's management seeks to maintain its liquid assets at comfortable levels above the minimum requirements imposed by the OTS. At September 30, 1998, average liquidity was 6.69%.

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

Capital Requirements

The Bank is required to meet certain minimum regulatory capital requirements. The following table presents a summary of the capital requirements for adequately capitalized banks, the Bank's capital and the amounts in excess as of September 30, 1998:

                                           At September 30, 1998
                                           ---------------------

                          Tangible                  Core               Risk-Based
                          --------                  ----               ----------
                                            (Dollars in Thousands)
                                 Percent                 Percent              Percent
                      Amount    of Assets     Amount    of Assets  Amount    of Assets
                      ------    ---------     ------    ---------  ------    ---------

Regulatory Capital   $11,622      6.85%       $11,622      6.85%   $12,800      13.21%
Requirement            2,544      1.50%         6,783      4.00%     7,750       8.00%
                     -------      ----        -------      ----    -------      -----
Excess               $ 9,078      5.35%       $ 4,839      2.85%   $ 5,050       5.21%
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

The Year 2000 Action Plan consists of five phases which are awareness, assessment, renovation, validation, and implementation. The awareness phase consists of defining the Year 2000 problem and committing the necessary resources to perform the required compliance work. The assessment phase consists of determining the size and complexity of the problem, as well as the magnitude of the effort necessary to address the Year 2000 issues. The renovation phase includes software enhancements, hardware and software upgrades or replacements, and other changes necessary to achieve Year 2000 readiness. The validation phase involves testing the renovated or replaced hardware and software components for Year 2000 compliance. The implementation phase consists of certifying the system as Year 2000 compliant and beginning the use of the renovated system. There is one additional item that should be included in a Year 2000 Action Plan which is a contingency plan. Even when the systems involved have completed each of the five phases, a contingency plan is necessary inasmuch as there is always the chance that a system may still fail when the Year 2000 arrives as a result of unforeseen problems.

The Company has identified what it believes are the information technology systems which are "mission critical" to the operation of the Company's business. The Company's primary information technology system is the Fiserv service bureau which process the Company's deposit accounts, loan accounts, and general ledger accounts. The Company interfaces with Fiserv through a local area network consisting of two network servers which in turn are connected to the personal computers (PC's) at the Company's two locations. In addition to Fiserv, the Company has identified the Federal Reserve Bank (FRB) FedWire system, and the Federal Home Loan Bank (FHLB) DIAL system as "mission critical". The Company interfaces with the FRB and FHLB systems with PC's at its main office.

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES
                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operation

In addition to the "mission critical" systems, the Company identified and assessed various other systems that could potentially be affected by the Year 2000. These systems included the Company's telephone systems, security systems, cooling and heating systems, fax machines, and postage meter. The Company currently does not own or use any Automated Teller Machines or elevators, since, if it did, these systems could also be potentially affected by the Year 2000. In the assessment phase it has been determined that these other systems should not be affected by the Year 2000 date issue, since these systems, with the exception of the fax machines and the postage meter, do not use a date. The fax machines and the postage meter will show the date in the Year 2000 as "00", which the Company believes is acceptable.

In late 1997, the Company began the replacement of all of its personal computers which will be completed in the fourth quarter of 1998. This replacement of PC's was a part of the Company's plan to convert from the Tampa service bureau of Fiserv to the Orlando service bureau of Fiserv. This conversion required the Company to have a local area network at its offices and the PC's owned by the Company prior to conversion did not meet the requirements of the new service bureau. The conversion to the Orlando service bureau was completed in September 1998. The new PC's and the network servers that were purchased in 1997 and 1998 were tested at purchase to verify that they were Year 2000 compliant. In addition, the purchase of the new PC's necessitated the purchase of new operating system software, new word processing software, and new spreadsheet software. Each of the manufacturers of the various software packages had stated that the software was Year 2000 compliant and the Company has tested each of the software packages with the new PC's, and the tests have indicated that the hardware and software are able to process data in the Year 2000.

The Fiserv Orlando service bureau has been expending significant resources in addressing the Year 2000 issue since 1997. It has completed the evaluation phase on all its systems and has completed the renovation phase on six of its eleven systems. The testing phase and implementation phase has been completed on two systems, and all systems are scheduled to be finished with the testing and implementation phases by March 31, 1999. On November 8, 1998, the Company participated in the test of the primary Fiserv system, but has not received the results of the test as yet.

The FRB Fedwire is currently renovating its system for Year 2000 compliance and the Company will be participating in a test of the system in the fourth quarter of 1998. The FHLB DIAL system is issuing a new software package in conjunction with its Year 2000 compliance program, which the Company is scheduled to receive in the fourth quarter of 1998. Testing of this system will be done when the FHLB permits testing. The upgrade of the FHLB DIAL system necessitated the purchase of a new PC.

While the testing and implementation phases continue on the affected systems, the Company will begin developing its contingency plans in the fourth quarter of 1998.

While the Company believes that it is taking the necessary steps to achieve Year 2000 compliance, there can be no assurance that every contingency can be foreseen or corrected prior to the arrival of the Year 2000. The Company is of the opinion that the greatest risk it faces is the failure of its service bureau to function properly or at all when the Year 2000 arrives. The failure of the service bureau would cause a severe hardship on the Company in being able to serve its customers adequately and could have a very significant negative impact on the Company's earnings. The Company's contingency plan will address this possible worst case scenario as it continues to analyze how best to deal with this uncertainty.

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES
                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operation

Results of Operations

Comparison of the Three-Month Periods Ended September 30, 1998 and 1997

General. The Company had a net profit for the three-month period ended September 30, 1998 of $161,503 or $.03 per share, compared to a net profit of $90,415 or $.04 per share for the same period in 1997. The increase in the net profit was due primarily to an increase in net interest income, a decrease in other expense, offset partially by an decrease in other income.

Interest Income and Expense. Interest income increased by $388,122 to $2,863,577 for the three-month period ended September 30, 1998 from $2,475,455 for the same period in 1997. Interest income on loans increased to $2,728,065 in 1998 from $2,247,158 in 1997, primarily as a result of an increase in the average amount of loans outstanding, offset partially by a decrease in the average yield earned on loans. The decrease in the average yield earned on loans is the result of higher prepayments on mortgage loans resulting in the expensing of premiums that were paid on many of the loans when purchased. Interest income on the securities portfolio decreased by $94,967 for the three-month period ended September 30, 1998 over the same period in 1997, as a result of a decrease in the amount of securities owned. Other interest and dividends increased $2,182 during the same three-month period in 1998 from 1997, as a result of an increase in the average volume of other interest-bearing assets. Management expects the rates earned on the portfolio to fluctuate with general market conditions.

Interest expense increased to $1,949,118 during the three-month period ended September 30, 1998 from $1,816,166 for the same period in 1997 due to an increase in the amount of deposits and an increase in the rates paid. Interest on deposits increased to $1,559,854 in 1998 from $1,477,891 in 1997 as a result of an increase in the amount of deposits, and interest on FHLB advances increased to $389,264 in 1998 from $338,275 in 1997 as a result of an increase in the average amount of advances outstanding. Management expects to continue to use FHLB advances as a liability management tool.

Provisions for Loan Losses. A provision for loan losses is generally charged to operations based upon management's evaluation of the losses in its loan portfolio. During the third quarter, management made a provision for loan losses of $45,000 based on its evaluation of the loan portfolio, which was an increase of $15,000 from the same period in 1997. The primary reason for the increased provision was the growth in loan portfolio during the third quarter. There were net recoveries of $3,066 during the three-month period ended September 30, 1998, as compared to net recoveries of $3,067 during the three-month period ended September 30, 1997. Total non-performing loans at September 30, 1998, were $1,598,525 compared to $2,252,608 at September 30, 1997. The allowance for loan losses at September 30, 1998 was $1,178,266 or 74% of non-performing loans and
 .78% of net loans outstanding, versus $1,221,784 at September 30, 1997, or 54% of non-performing loans and 1.08% of net loans outstanding.

Total Other Income. Other income decreased from $359,299 for the three-month period ended September 30, 1997, to $218,048 for the same period in 1998. The decrease in other income was due to a decrease of $185,808 in gains on the sale of assets, a decrease of $22,038 in rental income, offset partially by an increase of $15,273 in fees and service charges and an increase of $51,322 in other miscellaneous income. The decrease in gains on assets sold was the result of a decrease in the amount of loans and real estate owned sold during the period. The decrease in rents was attributable to the sale of real estate owned that was producing rent income. Fees and service charges increased primarily because of an increase in late charges earned by the Bank on past due loans, and an increase in servicing fees on loans. Other miscellaneous income increased for the three-month period ended September 30, 1998 due primarily to increased other loan income, resulting from increased originations of loans.

Total Other Expense. Other expense decreased to $832,821 for the three-month period ended September 30, 1998, from $834,673 for the same period in 1997. Compensation and benefits increased to $455,151 in 1998, from $345,773 in 1997 due to an increase in staff, primarily in the loan department, but also from an increase of employees in September to staff the new branch in Sanford. The Company's business plan calls for an increase in loan originations and the opening of a branch in 1998, now that the Bank is no longer subject to the regulatory growth restriction. Occupancy and equipment expense increased by $13,475 in 1998, to $145,092 due to increases in office building rent and maintenance expenses. Data Processing expense increased by $1,299 due to an increase in the number of accounts. Professional fees decreased by $17,194, primarily as a result of costs incurred in 1997 associated with the various regulatory issues. FDIC Insurance expense decreased by $35,635, as a result of a decrease in the amount of premium paid on deposits by the Bank to the FDIC. The decrease in the FDIC premium was the result of the Bank's improved examination rating. Other miscellaneous expense decreased by $73,175 due primarily to decreases in REO expenses.

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES
                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operation

Comparison of the Nine-Month Period Ended September 30, 1998 and 1997

General. The Company had a net profit for the nine-month period ended September 30, 1998, of $364,778 or $.07 per share, compared to a net profit of $216,454 or $.10 per share for the same period in 1997. The increase in the net profit was due primarily to increased net interest income, increased other income, offset partially by an increase in other expense.

Interest Income and Expense. Interest income increased to $8,046,596 for the nine-month period ended September 30, 1998, from $7,520,261 for the same period in 1997. Interest income on loans increased to $7,597,990 in 1998 from $6,863,189 in 1997, primarily as a result of an increase in the amount of loans outstanding, offset partially by a decrease in the yield earned on loans outstanding. The decrease in the average yield earned on loans is the result of higher prepayments on mortgage loans resulting in the expensing of premiums that were paid on many of the loans when purchased. Interest income on the securities portfolio decreased by $256,975 for the nine-month period ended September 30, 1998 over the same period in 1997, as a result of a decrease in the amount of securities owned. Other interest and dividends increased $48,509 during the same nine-month period in 1998 from 1997, due to the increase in the average volume of other interest-bearing assets. Management expects the rates earned on the portfolio to fluctuate with general market conditions.

Interest expense increased by $216,694 to $5,556,844 during the nine-month period ended September 30,1998, from $5,340,150 for the same period in 1997 due to an increase in the average amount of interest bearing deposits and a slight increase in the total average amount of FHLB advances outstanding, which was partially offset by a decrease in the rates paid on advances. Interest on deposits increased to $4,459,684 in 1998, from $4,286,712 in 1997 as a result of increased deposits, and interest on FHLB advances increased to $1,097,160 in 1998 from $1,053,438 in 1997 as a result of an increase in the average amount of advances outstanding which was partially offset by a decrease in the rates paid on advances.

Provisions for Loan Losses. A provision for loan losses is generally charged to operations based upon management's evaluation of the losses in its loan portfolio. During the first nine months of 1998 management did make a provision for loan losses of $95,648 based on its evaluation of the loan portfolio. The total provision for loan losses was $67,748 during the same period in 1997. Net charge-offs on loans totaled $11,555 during the nine-month period ended
September 30, 1998 compared to $10,880 during the nine-month period ended September 30,1997. Total non-performing loans at September 30, 1998 were $1,598,525 compared to $2,252,608 at September 30, 1997. The allowance for loan losses at September 30, 1998 was $1,178,266 or 74% of non-performing loans and
 .78% of net loans outstanding.

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES
                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operation

Total Other Income. Other income increased from $608,209 for the nine-month period ended September 30, 1997, to $619,855 for the same period in 1998. The increase in other income was due to a $37,266 increase in fees and service charges, an increase of $144,915 in other miscellaneous income, offset partially by a decrease of $84,362 in gains on the sale of assets, and a decrease of $86,173 in rental income. Fees and service charges increased primarily because of an increase in late charges earned on past due loans, and servicing fees on loans. Other miscellaneous income increased for the nine-month period ended September 30, 1998 due primarily to increased other loan income resulting from an increase in the amount of loans originated. Gains on the sale of assets decreased as a result of a decrease in the amount of loans and real owned sold during the year. Rental income decreased as a result of the sale of the other real estate owned that was generating rental income.

Total Other Expense. Other expense increased to $2,426,721 in the nine-month period ended September 30, 1998, from $2,323,818 for the same period in 1997. The increase in 1998 was the result of increased employee compensation expense, increased occupancy and equipment expense, increased data processing expense, increased FDIC insurance expense, increased loss on the sale of investment securities, offset partially by decreased professional fees, and decreased miscellaneous expense. Compensation increased to $1,205,335 in 1998 from $1,006,024 in 1997 due primarily to an increase in the loan department staff, but also from an increase of employees in September to staff the new branch in Sanford, both as called for in the Company's business plan. Occupancy and equipment expense increased by $31,443 in 1998 to $426,088 due to increased rent and maintenance expenses. Data processing expense increased by $4,264 as a result of an increase in the number of accounts at the Bank. FDIC Insurance expense increased by $1,327 as a result of an increase in the amount of deposits in the Bank, offset partially by a decrease in the insurance rate paid to the FDIC as a result of the improvement in the Bank's examination rating. Professional fees decreased by $32,514 primarily as a result of decreased legal costs associated with non-performing loans and regulatory matters, and other miscellaneous expense decreased by $110,873 primarily due to reduced costs associated with repossessed assets.

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                           PART II. OTHER INFORMATION


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        FEDERAL TRUST CORPORATION
                                        (Registrant)


Date:     November 13 , 1998            By:   /s/ Aubrey H. Wright, Jr.
     -----------------------                  -------------------------
                                              Aubrey H. Wright, Jr.
                                              Chief Financial Officer and
                                              duly authorized Officer
                                              of the Registrant