Form 10-K
period 1998-12-31
FEDERAL TRUST CORP
filed 1999-03-31
CIK 842640

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549-1004


                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998      Commission File Number 33-27139


                            FEDERAL TRUST CORPORATION
             (Exact name of registrant is specified in its charter)

           Florida                                                 59-2935028
-------------------------------                               ----------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

1211 Orange Avenue
Winter Park, Florida                                                 32789
---------------------                                              ----------
(Address of principal                                              (Zip Code)
executive office)

       Registrant's telephone number, including area code: (407) 645-1201
        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

The registrant's common stock is listed on the NASDBQ small cap market. The number of shares of Common Stock outstanding as of March 1, 1999 was 4,941,547. The number of shares of the voting common stock held by non-affiliates of the registrant was 4,687,224.

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

The Bank is primarily engaged in the origination of one-to-four family residential mortgage loans, residential construction loans, multi-family loans, commercial real estate loans, SBA loans, land acquisition and development loans, consumer loans and the purchase of such loans and other assets,. The Bank originates loans within its market area, defined generally as the state of Florida. The Bank also invests in U.S. Government securities, federal funds and other debt securities as well as mortgage-backed securities as appropriate. Funding for these activities is primarily from customer deposits, Federal Home Loan Bank ("FHLB") advances and other borrowings as well as normal amortization and prepayments from its loan portfolio.

The Bank's current operating strategy includes loan origination, bulk loan/asset purchases and core deposit generation in its local community. Adjustable rate loans are originated and purchased to help the Bank manage its interest rate spreads. The mortgage lending emphasis is on origination of residential loans in its market area, retaining loans appropriate for portfolio and selling other originated loans into the secondary market. Management intends, to the extent possible, to control interest rates paid on deposits; however, outside factors such as economic, environmental, competitive and liquidity needs will have an effect on the cost of deposits. The Bank's principal sources of earnings are currently interest on real estate mortgage loans, investments, and overnight deposits, fees on checking accounts and sales of loans. Its principal expenses are interest paid on deposits, FHLB advances and operating expenses.

Market Area and Competition

The Company and the Bank are located in Winter Park, a city of 25,000 residents, located approximately 7 miles northeast of downtown Orlando. Winter Park is in the heart of the greater metropolitan Orlando area which encompasses Orange, Seminole, Lake, and Osceola counties in central Florida. The total population of the four county area is estimated at 1.473 million, with the majority in Orange and Seminole counties. On October 30, 1998, the Bank opened a new branch in downtown Sanford, Florida. Sanford is located approximately 12 miles northeast of the Bank's main office in Winter Park, and is the second largest city in Seminole County with a population estimated at 36,000. The bank's primary market area is northeast Orange county and Seminole county, although its customers come from the entire four county area. Although best known as a tourist destination, with over 20 million visitors a year, the area has become a center for industries such as aerospace and defense, electro-optics and lasers, computer simulated training, computer networking and data management. In addition, motion picture production, professional and amateur sports, and distribution make the local economy more diverse each year. Many companies, including some in the Fortune 500, have chosen the Orlando area as a base for corporate, regional, and divisional headquarters. The area is also home to the University of Central Florida with an enrollment of 26,000, one of the fastest growing schools in the state university system, as well as Valencia Community College and Seminole Community College whose combined enrollment exceeds 90,000. Winter Park is home to Rollins College, the oldest college in Florida founded in 1885. According to The Orlando Sentinel newspaper, the greater metropolitan Orlando area is projected to be one of the fastest growing areas in the United States through the year 2000.

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

In addition to competition from other thrifts, the Bank faces significant competition from other financial services organizations. Commercial banks continue to compete for loans and deposits, while finance companies and credit unions compete in the important areas of consumer lending and deposit gathering. Additionally, nontraditional financial service providers such as stock and investment brokers, mutual funds and insurance companies have intensified competition for savings and investment dollars in recent years.

Consolidation within the banking industry, and in particular within Florida, has been dramatic. As of September 30, 1998, the four largest banking institutions in the state controlled approximately 58% of the bank deposits. In 1980, the four largest controlled less than 33% of the deposits.

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

Lending Activities

General. The primary lending activity of the Company is the acquisition and the origination of government insured or guaranteed or conventional loans for the purchase or construction of residential real property, which loans are secured by first liens on such property. Conventional loans are loans which are not insured by the Federal Housing Administration ("FHA") or partially guaranteed by the Veterans Administration ("VA"). Within this category, the largest portion of the Company's loans are made to homeowners on the security of single-family dwellings. The Company has also, to a lesser extent, made commercial real estate, and U.S. Small Business Administration ("SBA") guaranteed business loans, home equity, and other consumer loans.

Loan Portfolio Composition. The Company's net loan portfolio, which is total loans plus premiums paid for loans purchased less loans in process, unearned discounts and loan origination fees and allowance for loan losses, totaled $152.1 million at December 31, 1998, representing 87.2% of total assets at such date. At December 31, 1997, the Company's total loan portfolio, net amounted to $121.9 million.

Residential mortgage loans comprise the largest group of loans in the Company's loan portfolio, amounting to $142.0 million or 89.4% of the total loan portfolio at December 31, 1998, of which approximately 98.9% are first mortgage loans and includes $11.5 million in loans for the construction of single-family homes and $3.9 million which are either insured by the FHA or partially guaranteed by the VA. The percentage of the Company's loan portfolio consisting of single-family residential real estate loans has increased during the past few years.

In addition, commercial real estate loans, including land loans, amounted to $14.9 million or 9.3% of the total loan portfolio, net at December 31, 1998. Commercial real estate loans consist of $13.8 million of loans secured by other non-residential property and $1.1 million of loans secured by undeveloped land as of December 31, 1998. The percentage of the Company's loan portfolio consisting of such loans has, in the past five years, ranged from 21.9% of the total loan portfolio, in 1993, to 9.3% of the total loan portfolio in 1998. At December 31, 1998, consumer and other loans, consisting of installment loans and savings account loans, amounted to $2.2 million or 1.4% of the total loan portfolio.

The following table sets forth information concerning the Company's loan portfolio by type at the dates indicated.


                                                                         At December 31,
--------------------------------------------------------------------------------------------------------------------------------
                                         1998                1997             1996              1995                 1994

                                           Percent               Percent         Percent           Percent              Percent
                                           -------               -------         -------           -------              -------
                                  Amount   of Total    Amount   of Total Amount  of Total  Amount  of Total    Amount   of Total
                                  ------   --------    ------   ---------------  --------  ------  --------    ------   --------
Mortgage loans:
     Permanent                   141,518      88.8%   117,279    94.7%   109,012    94.8% 110,725     96.0%    103,659   92.2%
     Construction                 15,332       9.6      4,715     3.8%     3,795     3.3%   1,667      1.4%      1,342    1.2%
                                 -------     -----    -------   -----    -------   -----  -------    -----     -------  -----
        Total mortgage loans     156,850      98.4%   121,994    98.5%   112,807    98.1% 112,392     97.9%    105,001   93.4%

Consumer & other loans               999       0.6%       746     0.6%       154     0.1%     180      0.2%        503    0.5%
Commercial loans                      35       0.2%       490     0.4%     1,350     1.2%   1,443      1.3%        891    0.8%
Lines of credit                    1,243       0.8%       570     0.5%       686     0.6%   1,259      1.1%      2,385    2.1%
In substance foreclosure            --        --         --           --      --           --    --   --         3,592    3.2%
                                 -------     -----    -------   -----    -------   -----  -------    -----     -------  -----
        Total loans              159,446     100.0%   123,800   100.0%   114,997   100.0% 112,372    100.0%    112,372  100.0%

Premium on loans purchased         1,375                1,370              1,155              987                1,460
Less:
     Loans in process              7,590                2,138              1,902            1,190                  525
     Unearned discounts & loan
         origination fees             27                   13                170              104                  149
     Loans held for sale            --                    --                 --                --                   --
     Allowance for loan losses     1,136                1,110              1,533            2,061                1,975
                                 -------              -------            -------          -------              -------

Net loans                        152,068              121,909            112,547          112,906              111,183
                                 =======              =======            =======          =======              =======

Contractual Repayments. Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of loans is substantially less than their average contractual terms because of prepayments. In addition, due-on-sale clauses on loans generally give the Bank the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgages are substantially higher than current mortgage loan rates. As of December 31, 1998, the Bank had $11.5 million in construction loans, all of which mature in one year or less. Fifty-five percent (55%) of such loans have fixed rates and 45% have adjustable rates.

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

The Company's residential real estate loan volume has been primarily purchased since 1991. The Company generally purchases loan packages of $2.0 million to $10.0 million of single family residential mortgages which are primarily seasoned one-year ARM loans. Approximately 70% of the single family residential mortgages in the Company's loan portfolio are secured by properties located in Florida. While the Company prefers to purchase loan packages comprised of Florida real estate, because of pricing and the limited number of Florida loan packages that are available, the Company also purchases packages of seasoned loans outside of Florida. The loan packages undergo an individual loan underwriting review prior to purchase.

The Company generally originates loans on real estate located in its primary lending area of central Florida. Residential mortgage loan originations by the Bank are attributable to direct solicitation by employed loan originators, depositors, other existing customers, advertising and referrals from real estate brokers, mortgage brokers and developers. The Company has authority within regulatory limitations to originate loans secured by real estate throughout the United States but the company does not actively originate outside of Florida. The Bank's residential mortgage loans are originated in accordance with written underwriting standards approved by the Board of Directors. Most fixed rate loan originations are eligible for sale to Fannie Mae and other investors in the secondary market. The Bank has engaged in the sale of whole loans.

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








             [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK.]

The following table sets forth for the Bank total loans originated, purchased, sold and repaid during the periods indicated.

                                                                              Year Ended December 31,
                                                                1998        1997       1996        1995        1994
                                                             ---------    --------   -------     --------     ------
                                                                            (In Thousands of Dollars)
Originations:
  Real Estate Loans:
  Loans on existing property                                 $ 19,238    $ 10,405    $  4,955    $  3,354    $  3,739
  Construction loans                                           10,168       2,758         621         186       1,466
  Commercial loans                                              3,223       2,308         663         100         148
  Lines of credit                                                 704         409        --            74         154
  Consumer & other loans                                          683         285         515          47          54
                                                             --------    --------    --------    --------    --------
    Total loans originated                                     34,016      16,165       6,754       3,761       5,561
Purchases:                                                     51,266      23,675      25,082      36,913      36,913
                                                             --------    --------    --------    --------    --------
  Total loans originated & purchased                           85,282      39,840      31,836      32,766      42,474
Sales and principal reductions
  Loans sold                                                   (9,250)     (2,241)     (7,761)     (2,561)     (4,620)
  Principal on loan reductions                                (40,386)    (28,796)    (24,351)    (27,296)    (22,194)
                                                             --------    --------    --------    --------    --------
    Total loans sold & principal reductions                  ($49,636)   ($31,037)   ($32,112)   ($29,587)   ($26,814)
                                                             --------    --------    --------    --------    --------

Increase (decrease) in loans receivable (before net items)     35,646       8,803        (276)      2,909      15,660
                                                             ========    ========    ========    ========    ========


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

Loans are approved at various management levels up to and including the Bank's Board of Directors, depending on the amount of the loan. Loan approvals are made in accordance with a Chart of Delegated Authority approved by the Board of Directors. Generally, loans less than $250,000 are approved by authorized officers or underwriters. Loans in excess of $250,000 to $400,000 require the concurrence of two or more authorized officers. Loans over $400,000 require approval by the Loan Committee or Board of Directors.

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

The Company is permitted to lend up to 100% of the appraised value of real property securing a mortgage loan. However, if the amount of a conventional, residential loan (including a construction loan or a combination construction and permanent loan) originated or refinanced exceeds 90% of the appraised value, the Company is required by federal regulations to obtain private mortgage insurance on that portion of the principal amount of the loan that exceeds 80% of the appraised value of the property. The Company will originate single family residential mortgage loans up to a 97% loan-to-value ratio if the required private mortgage insurance is obtained. Loans over 97% loan-to-value ratio, if originated, would be under special community support programs or one of the Federal Housing Administration, Veterans Administration or USDA Rural Housing Service or insurance programs. The loan-to-value ratio on a home loan secured by a junior lien generally does not exceed 100%, including the amount of the first mortgage on the collateral. With respect to home loans granted for construction or combination construction/permanent financing, the Company will lend up to 95% of the appraised value of the property on an "as completed" basis. The Company generally limits the loan-to-value ratio on multi-family residential and commercial real estate loans to 80% of value. Consumer loans are considered to be loans to natural persons for personal, family or household purposes, and these loans may be unsecured, secured by personal property or secured by liens on real estate which, when aggregated with prior liens, equals or exceeds the appraised value of the collateral property.

The maximum amount which the Company could have loaned to one borrower and the borrower's related entities at December 31, 1998 was approximately $1.75 million. There are no loans in the Company's portfolio in excess of the loans to one borrower limit.

Federal regulations also permit the Company to invest, in the aggregate, up to four times its regulatory capital in loans secured by non-residential or commercial real estate. At December 31, 1998, this limit allowed the Company to invest in non-residential or commercial real estate loans in an aggregate amount up to $46.7 million. Loans in the Company's loan portfolio secured by non-residential or commercial real estate totaled $14.9 million at such date.

Interest rates charged on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

Home Lending. The Company historically has been and continues to be primarily a purchaser and an originator of one-to-four family residential real estate loans secured by first mortgages. The Company generally purchases loan packages of $2.0 million to $10.0 million of single-family residential mortgages comprised primarily of seasoned one-year ARM loans. The loan packages undergo the same underwriting standards as are applied to loans which the Company originates. The Company currently originates fixed-rate residential mortgage loans and ARMS loans for terms of up to 30 years. As of December 31, 1998, $139.8 million or 91.9% of the Company's total loan portfolio consisted of one-to-four family residential real estate loans. As of such date, approximately $109.4 million, or 78.3%, of these loans were ARM loans and $30.4 million, or 21.7%, of the residential loans were fixed-rate.

The home loans with adjustable rate terms currently offered by the bank have interest rates that are fixed for a period of 1, 3 or 5 years and then after the initial period, the interest rate is adjusted annually based upon an index such as the yield on Treasury Securities adjusted to a one year maturity, plus a margin. Most of the Company's ARM lending programs limit the amount of any increase or decrease in the interest rate at each adjustment and over the life of the loan. Typical limitations are 2% at each adjustment with a limit of 6% over the life of the loan. The Company may offer ARMS with different annual and life of loan interest change limits, shorter or longer adjustment periods and different base indices as may be appropriate to meet market demand, portfolio needs, and the Company's interest rate risk management goals. While the Company usually offers an initial rate on ARM loans below a fully indexed rate, the loan is always evaluated based on the borrower's ability to pay at the interest rate which would be in effect after adjustment of the loan. Some ARM loans include features that allow the borrower, under special conditions, to convert the loan to a fixed rate at the then prevailing market rates.

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

Construction Lending. The Company has and continues to offer adjustable and fixed rate residential construction loans to owners wishing to construct their primary residence and to selected builders/developers acceptable to the bank to build 1-4 family dwellings in the bank's primary market area. Loans to builders/developers are for homes that are pre-sold or are constructed on a speculative basis. Loans to builders for the construction of a home for which there is no end buyer at the time of construction are considered speculative loans. Construction loans to individuals usually are originated in connection with a permanent loan on the property (a construction/permanent loan). Construction- permanent loans typically provide for a construction term of six months to one year followed by the permanent loan term of up to 30 years. Speculative builder loans are typically for one year and provide for interest only payments during the loan term. The Company reviews the financial capacity of the builder, the experience and credit history of the builder, and present market conditions before approving speculative loans. Speculative loans to one builder are generally limited to a specific dollar amount in the aggregate. Loan advances to borrowers during construction are made on a percentage of completion basis, and funds are typically disbursed in four to six draws after an inspection is made by bank personnel and/or authorized independent inspectors and a written report of construction progress is received by the Company. At December 31, 1998 construction loans amounted to $11.5 million or 7.2% of the loan portfolio.

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

Consumer and Other Loans. Federal regulations permit the Company to make secured and unsecured consumer loans up to 35% of the Bank's assets. The Company makes various types of consumer loans, primarily home equity loans and second mortgages. Consumer loans are originated in order to provide a wide range of financial services to its customers and to create stronger ties to its customers and because the shorter term and normally higher interest rates on such loans help the bank increase the sensitivity of its interest earning assets to changes in interest rates and maintain a profitable spread between its average loan yield and its cost of funds. The terms of consumer loans generally range from one to ten years. Underwriting standards for consumer loans include an assessment of the applicant's payment history on other debts and ability to meet existing obligations and payments on the proposed loans. Although the applicant's creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, to the proposed loan amount. Consumer loans generally involve more credit risks than mortgage loans because of the type and nature of the collateral or absence of collateral. Consumer lending collections are dependent on the borrower's continuing financial stability, and are likely to be adversely affected by job loss, divorce and illness. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. In most cases, any repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance. The bank believes that the yields earned on consumer loans are commensurate with the credit risk associated with such loans. At December 31, 1998 consumer loans amounted to $2.2 million or 1.4% of the loan portfolio.

Multi-family and Commercial Real Estate Loans. Multi-family real estate loans are collateralized primarily by garden style apartments located in Florida. Commercial real estate loans are secured primarily by office, warehouse and retail business properties located in Florida. These types of loans amounted to $17.1 million or 10.7% of the total loan portfolio at December 31, 1998. These loans may be for an amortization term of up to 30 years but frequently include a maturity in 7 to 15 years. Commercial and multi-family loans are usually originated with an interest rate that adjusts based upon an index such as the prime rate or the yield on Treasury Securities adjusted to a maturity of 1, 3 or 5 years.

Loans secured by multi-family and commercial real estate are originated with loan-to-value not exceeding 80% of the appraised value of the properties. Loans on this type of collateral continue to be a part of the Company's future lending programs.

Loans secured by multi-family and commercial real estate are generally larger and involve a greater degree of risk than residential mortgage loans. Because payments on loans secured by multi-family and commercial property depend to a large degree on results of operations and management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. As of December 31, 1998 the bank had $1.1 million in loans secured by land which is undeveloped or in the process of development. The Company will originate multi-family residential real estate, commercial real estate and business loans, and management estimates such lending will be become a larger part of the bank's total loan portfolio in the future.

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

The Company is not a delegated SBA underwriter. Applications for SBA or USDA guaranteed or insured loans are carefully underwritten and include an analysis of the borrower's business plan, the value of collateral, financial capacity, the experience of the borrower and market conditions. After the Company's underwriting review, a complete application is submitted to the appropriate agency which in turn performs its own underwriting analysis and makes a credit decision authorizing guarantee or insurance of the loan. SBA usually guarantees up to 75% of a loan, and some programs of USDA provide guarantees up to 90% of the loan. Loans with government guarantees may be originated with fixed or adjustable rates; however, the bank usually originates loans with adjustable rate terms. Amortization terms for such loans are commensurate with the business purpose and expected life of the collateral. Real estate secured loans are usually offered for terms up to 25 years. SBA/USDA guaranteed loans are originated on fully amortizing terms without a shorter maturity date and balloon payment requirement. At December 31, 1998 SBA guaranteed loans amounted to $4.3 million or 2.8% of the total loan portfolio.

Income from Lending Activities. Fees are earned in connection with loan commitments and originations, loan modifications, late payments, assumptions related to changes of property ownership and for miscellaneous services related to its loans. The Company also receives fees for servicing loans sold to others. Income from these activities varies from period to period with the volume and type of loans originated, sold and purchased, which in turn is dependent upon prevailing mortgage interest rates and their effect on the demand for loans in the Company's market area.

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

If foreclosure is effected, the property is sold at a public auction in which the Company may participate as a bidder. If the Company is the successful bidder, the acquired real estate property is then included in the Company's "real estate owned" account until it is sold. The Company is permitted under federal regulations to finance sales of real estate owned by "loans to facilitate," which may involve more favorable interest rates and terms than generally would be granted under the bank's underwriting guidelines. At December 31, 1998 the Company had no loans to facilitate.

Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. As a matter of policy, the Company does not accrue interest on loans past due 90 days or more.

Real estate acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired, it is recorded at the lower of cost or fair value less cost to sell at the date of acquisition and any write-down resulting therefrom is charged to the allowance for losses on loans.

The following table sets forth for the Company certain information regarding non-accrual loans and real estate owned, the ratio of such loans and real estate owned to total assets as of the date indicated, and certain other related information. The Company did not have any troubled debt restructuring or accruing loans more than 90 days delinquent at any of the dates presented.

                                                                                        December 31,
                                                                         1998     1997     1996     1995     1994
                                                                         ----     ----     ----     ----     ----
                                                                                (In Thousands of Dollars)
Non-accrual loans:
   Residential:
        Construction and land loans                                      --       --        548    2,035    1,025
        Permanent loans (1-4 units)                                     1,359    1,283      322      807    1,029
        All other mortgage loans                                         --       --       --        416      650
   Commercial loans                                                      --       --         47     --       --
   Consumer and other loans                                                 1     --         73       69       77
   In-substance foreclosures                                             --       --       --       --      3,592
                                                                        -----    -----    -----    -----    -----
Total non-accrual loans                                                 1,360    1,283      991    3,327    6,373
                                                                        =====    =====    =====    =====    =====
        Total non-accrual loans to total loans                            0.9%     1.0%     0.9%     2.9%     5.7%
                                                                        =====    =====    =====    =====    =====
        Total non-accrual loans to total assets                           0.8%     0.9%     0.7%     2.4%     4.1%
                                                                        =====    =====    =====    =====    =====
        Total allowance for loss to total non-accrual loans              83.5%    86.5%   154.7%    61.9%    31.0%
                                                                        =====    =====    =====    =====    =====
Real estate owned:
   Real estate acquired by foreclosure                                  1,107    1,390    1,508    3,293    2,891
        Total real estate owned                                         1,107    1,390    1,508    3,293    2,891
                                                                        =====    =====    =====    =====    =====
        Total non-accrual loans and real estate owned to total assets     1.4%     1.9%     1.8%     4.7%     6.0%
                                                                        =====    =====    =====    =====    =====


If the non-accrual loans at December 31, 1998 had been current in accordance with their original terms for the entire year (or from the date of origination if originated during such period), the total interest income on such loans for the period ended December 31, 1998 would have been increased approximately $161,500.

The $1.36 million of non-accruing single-family residential permanent loans at December 31, 1998 consists of 19 loans. Such loans have an average loan balance of approximately $71,500 and no loan exceeds $171,500.

The Company had no non-accruing land acquisition and development loans at December 31, 1998.

At December 31, 1998, the Company had real estate owned of $1,107,295 acquired by foreclosure consisting of twelve single family properties with an average balance of $62,631, one vacant land property zoned residential with a balance of $55,250, one vacant land property zoned commercial with a balance of $270,800, and one acquisition and development project with a balance of $29,679.

Allowance for Losses on Loans

The Company follows a consistent procedural discipline and accounts for loan loss contingencies in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" (Statement 5). The following is a description of how each portion of the allowance for loan losses is determined.

The Company segregates the loan portfolio for loan loss purposes into the following broad segments: commercial real estate; residential real estate; commercial business; and consumer loan. The Company provides for a general allowance for losses inherent in the portfolio by the above categories, which consists of two components. General loss percentages are calculated based upon historical analyses. A supplemental portion of the allowance is calculated for inherent losses which probably exist as of the evaluation date even though they might not have been identified by the more objective processes used for the portion of the allowance described above. This is due to the risk of error and/or inherent imprecision in the process. This portion of the allowance is particularly subjective and requires judgments based on qualitative factors which do not lend themselves to exact mathematical calculations such as; trends in delinquencies and nonaccruals; migration trends in the portfolio; trends in volume, terms, and portfolio mix; new credit products and/or changes in the geographic distribution of those products; changes in lending policies and procedures; loan review reports on the efficacy of the risk identification process; changes in the outlook for local, regional and national economic conditions; concentrations of credit; and peer group comparisons.

Specific allowances are provided in the event that the specific collateral analysis on each classified loan indicates that the probable loss upon liquidation of collateral would be in excess of the general percentage allocation. The provision for loan loss is debited or credited in order to state the allowance for loan losses to the required level as determined above.

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

                                                                            Year Ended December 31,
                                                             1998        1997       1996        1995        1994
                                                             ----        ----       ----        ----        ----
                                                                          (In Thousands of Dollars)
Average loans outstanding, net                            $135,617    $113,472    $112,288    $115,608    $108,771
Allowance at beginning of year,                              1,111       1,533       2,061       1,975       1,850
Charge offs:,
   Conventional loans                                          163        --           794         267           4
   Construction loans                                         --          --          --          --          --
   Commercial real estate loans                               --           480         390         440         400
   Consumer loans                                             --            50          39        --             5
                                                          --------    --------    --------    --------    --------
        Total loans charged off                                163         530       1,233         707         409
                                                          --------    --------    --------    --------    --------
Recoveries                                                      23          14         267          14           3
                                                          --------    --------    --------    --------    --------
   Net charge-offs                                             140         516         956         694         406
Provision for loan losses charged to operating expenses        165          93         280         779         531
Transfer from allowance for real estate owned                 --          --           149        --          --
                                                          --------    --------    --------    --------    --------
Allowance at end of year                                     1,136       1,110       1,533       2,061       1,975
                                                          ========    ========    ========    ========    ========

Ratio of net charge-offs to average loans outstanding         0.10%       0.45%       0.85%       0.61%       0.37%
                                                          --------    --------    --------    --------    --------
Ratio of allowance to period-end total loans, net              .75%        .91%       1.36%       1.83%       1.78%
                                                          --------    --------    --------    --------    --------
Period-end total loans, net                               $152,068    $121,909    $112,547    $112,906    $111,183
                                                          --------    --------    --------    --------    --------

The following table represents information regarding the Bank's total allowance for losses as well as the allocation of such amounts to the various categories of loans.

s
                                                                       Year Ended December 31,
                                          1998                1997               1996             1995              1994

                                             Percent of           Percent of        Percent of       Percent of         Percent of
                                              Loans to             Loans to          Loans to        Loans to            Loans to
                                                Total               Total             Total            Total              Total
                                      Amount    Loans    Amount     Loans   Amount    Loans  Amount    Loans   Amount     Loans
                                      ------    -----    ------     -----   ------    -----  ------    -----   ------     -----
                                                                       (In Thousand of Dollars)
Residential real estate loans         $  502   87.7%   $  413       86.5%   $  283    88.3% $  415      86.1% $  421      83.6%
Commercial real estate loans
   (Including multi-family & land l      431   11.4%      434       12.0%      946     9.8%  1,073      11.4%  1,318      13.1%
Non-mortgage loans                       203    0.9%      263        1.5%      304     1.9%    573       2.5%    236       3.3%
                                      ------  -----    ------      -----    ------   -----  ------     -----  ------     -----
Total Allowance for loan losses       $1,136  100.0%   $1,110      100.0%   $1,533   100.0% $2,061     100.0% $1,975     100.0%
                                      ======  =====    ======      =====    ======   =====  ======     =====  ======     =====

Investment Activities

The Company's investment portfolio currently consists of $6,468,411 in bonds issued by the Federal Home Loan Bank. The Company purchases securities to meet regulatory liquidity requirements, to invest excess funds resulting from excess liquidity and to leverage capital through the use of borrowed funds. All of the securities held at December 31, 1998 meet the liquidity requirements of the Office of Thrift Supervision.

The Company's investment in obligations of U.S. government agencies consist of dual indexed bonds issued by the Federal Home Loan Bank. At December 31, 1998, the bonds had a market value of $6,680,625 and gross unrealized losses of $319,375. The bonds have a par value of $7,000,000 and pay interest based on the difference between two indices. The bonds pay interest at the 10 year constant maturity treasury rate less the 6 month LIBOR rate plus a contractual amount of 4.00%. The Company purchased the bonds to offset some of its risk related to its portfolio of adjustable rate mortgages and, as such, subjects the Company to a certain degree of market risk as the indices change with prevailing market interest rates. Generally, when short term interest rates are low and the yield curve is in a normal slope, i.e., long term interest rates higher than short term interest rates, the bonds will have a yield that is above the yields on other agency securities of three or six month maturities, however, the Company's portfolio of adjustable rate mortgage ("ARM") loans will have yields that are declining due to the adjustment on these loans being based on a short term index, primarily the one year Constant Maturity Treasury ("CMT"). When short term rates are high and the yield curve is flat or inverted, the bonds will have yields that are generally lower than the yields on other agency securities of three or six month maturities, however, the Company's ARM loans will have yields that are increasing since their adjustment is based on a short term index, primarily the one year CMT. As a result, the yields on the dual indexed bonds generally move in an inverse relationship to the movement in yields on the Company's ARM loans and as a result, offset some of the risk related to the movement of interest rates in the loan portfolio. The risk associated with changes in the indices is that when the yield curve is flat, the bonds will generally have yields that are below the yields on bonds that mature or reprice in three or six months unless the general level of rates is very low in which case the margin on the bonds would reduce or mitigate the effects of a flat yield curve. If the yield curve is inverted, the bonds will generally have below market yields. The Company does not currently have any investments in hedges to offset the market risk for these securities. The effective rates earned for the portfolio of dual indexed bonds for 1996, 1997, and 1998 were, 3.98%, 4.29%, and
3.76 % respectively. Market values for all securities were calculated using published prices at December 31, 1998.

Based on Office of Thrift Supervision (OTS) Thrift Bulletin 65 - Structured Notes, and other releases from the OTS, it is the opinion of management that the OTS would prefer that the institutions that they regulate not hold structured notes because many institutions do not clearly understand them, and the OTS had directed that the Bank refrain from purchasing any dual indexed bonds, although they continue to be a permissible investment for Thrifts.

At December 31,  1998,  1997,  and 1996,  the Bank had $- 0 -,  $3,547,948,  and
$6,284,377, respectively, in investments securities pledged to the Federal Home Loan Bank as collateral under its short-term credit agreement with the Bank. On November 30, 1995 the Company reclassified its entire portfolio of Federal Home Loan Bank bonds from the held to maturity category to the available for sale category, in accordance with the guidance issued by the Financial Accounting Standards Board (FASB), which permitted the one-time opportunity to reassess the designations of all securities between November 15, 1995 and December 31, 1995. The transfer resulted in an increase in the unrealized loss on investment securities available for sale, net (of the effect of income taxes), a component of stockholders' equity, to $1,291,699 at November 30,1995. During December 1995, the Company sold $7,250,000, par value, of the Federal Home Loan Bank bonds maturing in 2003, at a gross loss of $942,500, which decreased the unrealized loss on investment securities available for sale, net (of the effect of income taxes) account in stockholder's equity to $779,872 at December 31, 1995. On April 1, 1996, the Company transferred $7,000,000 par value of the Federal Home Loan Bank bonds maturing in 2003 from the available for sale to the held to maturity category, and during November, 1996, the Company sold $1,000,000 par value of the Federal Home Loan Bank bonds that mature in 1998 at a gross loss of $12,344. During 1998 the Company sold $3,350,000 par value of the Federal Home Loan Bank bonds that mature in 1998 at a gross loss of $9,945.

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

The following table sets forth the carrying value of the Bank's total investments and liquidity as of the dates indicated.

                                                     December 31,
                                      1998      1997      1996      1995     1994
                                      ----      ----      ----      ----     ----
                                                (In Thousands of Dollars)
Short-term investments:
   Interest-bearing deposits        $ 5,048   $ 3,556   $ 4,837   $    51   $ 6,861
Debt securities:
   FHLB Notes                         6,468     9,670    15,048    15,918    24,257
   Orange County tax certificates      --        --           6        19        44
Mortgage-backed securities             --        --        --        --        --
Equity securities:
   FHLB stock                         1,725     1,428     1,253     1,853     1,975
                                    -------   -------   -------   -------   -------
   Total investment portfolio       $13,241   $14,654   $21,144   $17,841   $33,137
                                    =======   =======   =======   =======   =======


Sources of Funds

General. Deposits are the primary source of the Company's funds for use in lending and for other general business purposes. In addition to deposits, the Company obtains funds from normal loan amortization and prepayments and from operations. Contractual loan payments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general market interest rates and economic conditions. Borrowings are also used on a short-term basis to compensate for seasonal or other reductions in normal sources of funds. Borrowings may also be used on a longer term basis to support expanded lending or investment activities. At December 31, 1998, the Bank had $18.5 million in FHLB Advances outstanding which are due in one year or less.

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





             [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK.]

The following table shows the distribution of, and certain other information relating to, the Company's deposits by type as of the dates indicated.


                                                                              December 31,
                              ------------------------------------------------------------------------------------------------------
                                         1998                 1997               1996                1995               1994
                              ------------------------------------------------------------------------------------------------------
                                             Percent             Percent             Percent             Percent           Percent
                                                of                  of                  of                  of               of
                                   Amount    Deposits   Amount   Deposits  Amount    Deposits   Amount   Deposits  Amount  Deposits
                                   ------    --------   ------   --------  ------    --------   ------   --------  ------  --------
Non-interest bearing commercial
    checking accounts             $  1,261       1.0% $    126        .1% $     59        .1% $    209        .2% $    257       .3%
Regular savings accounts               872        .7     1,035       1.0     1.364       1.3     2,158       2.0     4,234      4.2
MMDA's                              11,235       8.7     7,246       6.9     7,429       7.0     6,601       6.1     9,247      9.1
NOW accounts                         1,439       1.1       890        .9       654        .6       675        .6       857       .8
                                  --------   -----    --------   -----    --------     -----  --------     -----  --------    -----
    Subtotal                        14,807      11.5     9,297       8.9     9,506       9.0     9,643       8.9    14,595     14.4
                                  --------   -----    --------   -----    --------     -----  --------     -----  --------    -----
Certificate of Deposit:
   1.00% to 3.99%                      338        .3       443        .4       499        .5     1,219       1.0     5,431      5.4
   4.00% to 4.99%                   26,807      20.7     1,150       1.1     3,077       2.9     2,171       2.0    29,421     29.0
   5.00% to 5.99%                   82,135      63.5    79,490      75.8    78,123      73.5    54,847      49.9    29,165     28.7
   6.00% to 7.99%                    5,201       4.0    14,504      13.8    14,910      14.0    41,311      37.6    22,859     22.5
   8.00% to 9.99%                     --                  --      --          --         --       --         --        --       --
                                  --------     -----    ------     -----    --------   -----    --------   -----    --------  -----
       Total Certificates of D     114,481      88.5    95,587      91.1    96,609      91.0    99,548      90.5    86,922     85.6
                                  --------     -----    ------     -----    --------   -----    --------   -----    --------  -----

Total Deposits                    $129,288     100.0% $104,884     100.0% $106,115     100.0% $109,191     100.0% $101,517    100.0%
                                  ========     =====  ========     =====  ========     =====  ========     =====  ========    =====


The following table shows the average amount of and the average rate paid on each of the following categories during the periods indicated.

                                                                           December 31,
                              ------------------------------------------------------------------------------------------------------
                                         1998             1997               1996               1995             1994
                                         ----             ----               ----               ----             ----

                                 Average   Average  Average   Average Average    Average  Average  Average Average   Average
                                 Balance    Rate    Balance    Rate   Balance     Rate    Balance    Rate  Balance    Rate
                                 -------    ----    -------    ----   -------     ----    -------    ----  -------    ----
MMDA's, NOW and non-interest
  bearing commercial checking
  accounts                      $ 12,057    3.27%  $  8,174    3.69%  $  7,722    3.44%  $  7,587    3.56%  $8,629    3.11%
Regular savings                      924    2.60%     1,286    2.57%     1,641    2.62%     2,975    3.09%   6,227    3.40%
Certificates of Deposit          101,015    5.63%    95,652    5.67%    97,042    5.62%    99,716    5.88%  77,333    4.30%
                                --------    ----   --------    ----   --------    ----   --------    ----  -------    ----
Total Deposits                  $113,996    5.36%  $105,112    5.48%  $106,405    5.41%  $110,278    5.63% $92,190    4.12%
                                ========    ====   ========    ====   ========    ====   ========    ====  =======    ====

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

Management periodically reviews rates offered by other savings institutions in its market area and will adjust the rates it offers to be competitive with such institutions. The Company has generally had to price its deposit products competitively to attract deposits. During the year ended December 31, 1997 the Company's deposits decreased $1.2 million and for the year ended December 31, 1998, deposits increased by $24.4 million.

The following table sets forth the net deposit flows of the Bank during the periods indicated.

                                                                Year Ended December 31,
                                                                -----------------------
                                                     1998      1997       1996       1995      1994
                                                     ----      ----       ----       ----      ----
Net increase (decrease) before interest credited   $28,602   ($5,006)   ($6,675)   $10,530   $23,902
Less:
  Interest credited                                  4,200     3,777      3,599      2,945     1,113
                                                   -------   -------    -------    -------   -------
Net deposit increase (decrease)                    $24,402   ($1,229)   ($3,076)   $ 7,585   $22,789
                                                   =======   =======    =======    =======   =======

Borrowings. The Company is permitted to obtain advances from the FHLB of Atlanta, upon the security of the capital stock of the FHLB of Atlanta it owns and certain of its home mortgage loans and other assets (principally, securities which are obligations of, or guaranteed by, the U.S. government or agencies thereof), provided certain standards related to creditworthiness have been met. Such advances may be made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities, and the FHLB of Atlanta prescribes the acceptable uses to which the advances pursuant to each program may be made as well as limitations on the size of such advances.
Depending on the program, such limitations are based either on a fixed percentage of the Company's regulatory capital or its liability for shares and deposits or on the FHLB's assessment of the Company's creditworthiness. The FHLB is required to review its credit limitations and standards at least once every six months. Prepayment of FHLB of Atlanta advances would incur prepayment penalties. At December 31, 1998, the Company had $28.5 million in borrowings outstanding and at December 31, 1997, the Company had $23.0 million in borrowings outstanding.

The following is an analysis of the advances from the Federal Home Loan Bank:

     Amounts outstanding at December 31, 1998:
--------------------------------------------------------------------------------
Maturity Date  Rate         Amount       Type
-------------  ----         ------       ----

12/02/99      5.15%     $ 8,500,000   Variable Rate
12/01/99      5.09%       5,000,000   Fixed Rate
12/10/99      4.98%       5,000,000   Fixed Rate
12/01/00      5.09%       5,000,000   Fixed Rate
03/05/01      5.96%       5,000,000   Fixed Rate
              -----       ---------

Total         5.24%    $28,500,000
              ====     ===========

     Amounts outstanding at December 31, 1997:
--------------------------------------------------------------------------------
Maturity Date Rate           Amount       Type
------------------           ------       ----

12/02/98      6.50%      $ 5,500,000   Variable Rate
03/04/98      6.02%        2,500,000   Fixed Rate
06/30/98      6.00%        5,000,000   Fixed Rate
09/15/98      6.12%        5,000,000   Fixed Rate
10/16/98      5.88%        5,000,000   Fixed Rate
              -----        ---------

Total         6.12%      $23,000,000
              ====       ===========

Variable rate advances reprice daily and may be repaid at any time without penalty. Fixed rate advances incur a prepayment penalty if repaid prior to maturity, and the interest rate is fixed for the term of the advance.

           Amounts outstanding at:
--------------------------------------------------------------------------------
              1998                                  1997
------------------------------------  -------------------------------------
Monthend      Rate         Amount     Monthend      Rate           Amount
--------      ----         ------     --------      ----           ------

01/31/98      5.94%      23,000,000   01/31/97      5.93%        24,800,000
02/28/98      5.97%      21,500,000   02/28/97      5.90%        27,300,000
03/31/98      6.04%      25,550,000   03/31/97      6.15%        27,250,000
04/30/98      5.93%      27,250,000   04/30/97      5.99%        27,250,000
05/31/98      5.96%      24,550,000   05/31/97      6.00%        23,250,000
06/30/98      6.14%      26,050,000   06/30/97      6.02%        23,500,000
07/31/98      5.89%      27,000,000   07/31/97      6.00%        23,500,000
08/31/98      5.95%      27,500,000   08/31/97      6.00%        22,500,000
09/30/98      5.93%      34,500,000   09/30/97      6.15%        24,000,000
10/31/98      5.50%      32,000,000   10/31/97      5.96%        24,250,000
11/30/98      5.56%      31,000,000   11/30/97      5.97%        23,000,000
12/31/98      5.24%      28,500,000   12/31/97      6.12%        23,000,000

During the twelve-month periods ended December 31, 1998 and December 31, 1997, average advances outstanding totaled $26.2 million and $23.2 million at an average rate of 5.79% and 6.04%, respectively.

Advances from the FHLB are collateralized under a blanket floating lien by loans and FHLB stock that totaled approximately $119.4 million and $1.7 million, respectively at December 31, 1998.

Expansion Plans

As a result of raising additional capital in the fourth quarter of 1997, Federal Trust planned to expand the Bank's operations by branching in the greater Orlando market area and on October 30, 1998 the Bank opened a branch in downtown Sanford, Florida At the current time, management does not have further specific branch expansion plans, but does consider it likely that the bank will open additional branches in the future.

Employees

At December 31, 1998, the Holding Company had no full-time employees and the Bank had 38 full-time employees. Management considers its relations with its employees to be excellent.

Federal Trust currently maintains a comprehensive employee benefit program providing, among other benefits, hospitalization and major medical insurance, long-term disability insurance, life insurance, education assistance and an employee stock ownership plan ("ESOP"). In addition, during 1997 the bank began offering its employees a 401k Plan. Such employee benefits are considered by management to be generally competitive with employee benefits provided by other major employers in Federal Trust's market areas. Federal Trust's employees are not represented by any collective bargaining group.

Other Subsidiaries

At December 31, 1998, the Company had no subsidiaries other than Federal Trust Bank.

Total Equity Investments at December 31, 1998

         Federal Trust Bank                 $11,411,975

Thrift Subsidiaries

Current OTS regulations permit a thrift to invest up to 3% of its assets in service corporations, provided any investment in excess of 2% must serve primarily community, inner city or community development purposes. In addition, a thrift can invest up to 20% of its net worth in conforming loans to service corporations if net worth is equal to the minimum net worth requirement of the thrift and scheduled items do not exceed 2.5% of specified assets. At December 31, 1998, the Bank had one subsidiary, FTB Financial Services, Inc.("FTBFS"), that commenced operations in 1996. FTBFS is engaged in the business of selling non-FDIC insured annuities, stocks, and bonds and its operations in 1998 were minimal.

Legal Proceedings

There are no material pending legal proceedings to which Federal Trust or the Bank or any other subsidiary of Federal Trust is a party or to which any of their property is subject.

Asset Sales

Sale of Federal Trust Properties Corporation. Pursuant to a Purchase Agreement dated June 30, 1996 the Company sold all of the stock of Federal Trust Properties Corporation to an unaffiliated party for $425,354 consisting of $60,000 in cash, a note for $60,000 which was due and paid on August 8, 1996, a note for $230,354 that was paid on September 2, 1997, a note for $25,000 that was due and paid on December 31, 1998 and two notes for $25,000 each, due December 31, 1999 and 2000, respectively. In addition, the Company is renting the quarters it previously occupied to FTPC on a month to month basis. No gain or loss was recognized on the sale.

Dissolution of 1270 Leasing Company. The Company dissolved 1270 LC on September 26, 1996, as it was no longer necessary to maintain the entity for purposes of the lease on the office space previously occupied by the Company.

Removal of Regulatory and Supervisory Actions

In October of 1994, the Holding Company and the Bank entered into individual Voluntary Orders to Cease and Desist (collectively "Orders") with the OTS. The Holding Company was primarily required to prepare a three-year business plan, reimburse the Bank for Holding Company expenses, and develop a management services agreement with the Bank. Dividend request from the Bank were also limited. The Bank's Order centered around the strengthening of underwriting procedures and policies, the development of new loan policies, the implementation of a written plan for collection and reduction of for non-performing assets, and the prohibition of paying above-market lease payments to, or tax payments on behalf of, a Bank affiliate. In addition to the Order, the Bank was placed under growth restrictions based upon its capital position. The growth restrictions had a negative impact on the Company's earnings.

In December 1997, the Holding Company infused $3.7 million in capital to the Bank. Recent examinations had indicated marked improvement in the operations of both companies. The Holding Company and Bank requested that their respective Orders be rescinded, along with the growth restrictions. The OTS granted the requests to rescind the growth restrictions and the lifting of the individual Orders, effective March 13, 1998 and June 1, 1998, respectively


                                    TAXATION
Federal

Federal Trust files a consolidated calendar tax year federal income tax return on behalf of itself and its subsidiaries. The Bank and the other companies report income and expense for income tax purposes under the accrual method of accounting.

Thrift institutions are generally taxed in the same manner as other corporations. Unlike other corporations, however, qualifying savings institutions such as the Bank that meet certain definitional tests relating to the nature of their supervision, income, assets and business operations are allowed to establish a reserve for bad debts and are permitted to deduct additions to that reserve.

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

The Small Business Job Protection Act of 1996 repealed the percentage of taxable income method of accounting for bad debts for tax years beginning after 1995. Federal Trust Bank switched solely to the experience method to compute its bad debt deduction in 1996 and future years. Federal Trust Bank is required to recapture into taxable income the portion of its bad debt reserves that exceed its bad debt reserves calculated under the experience method from the bank's inception. Accordingly, Federal Trust Bank will have to recapture approximately $70,000 of bad debt reserves spread over six years beginning in 1998 as a result of this law change. This will not have an effect on the consolidated financial statements as deferred taxes have already been provided for. The recapture amount resulting from the change in method of accounting for bad debt reserves was deferred for 1996 and 1997 because Federal Trust Bank met the residential loan requirement for those years.

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

                           REGULATION AND SUPERVISION

General

Federal Trust, as a registered savings and loan holding company within the meaning of the Home Owners' Loan Act ("HOLA"), is subject to Office of Thrift Supervision ("OTS") regulations, examinations, supervision and reporting requirements. As a Florida Corporation, Federal Trust is also subject to the Florida Business Corporations Act ("Act") and the regulation of the Florida Department of State under its authority to administer and implement the Act. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with Federal Trust and affiliates thereof.

There are generally no restrictions on the activities of a savings and loan holding company which holds only one subsidiary savings institution. However, if the Director of OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial soundness, safety or stability of its subsidiary savings institution, the Director may impose such restrictions as deemed necessary to address such risk, including limiting: (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the QTL test (as defined below in Qualified Thrift Lender Test ["QTL"]), then such unitary holding company becomes subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, must register as, and become subject to the restrictions applicable to a bank holding company.

If Federal Trust were to acquire control of another savings institution, other than through merger or other business combination with the Bank, Federal Trust would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution, meets the QTL test, as set forth below, the activities of the Company and any of its subsidiaries (other than the Bank or other subsidiary savings institutions) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution, may commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof any business activity, upon prior notice to, and no objection by OTS, other than: (i) furnishing or performing management services for a subsidiary savings institution; (ii) conduction an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution;
(iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987, to be engaged in by multiple savings and loan holding companies; or (vii) unless the Director of OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the Federal Reserve Board as permissible for bank holding companies. Those activities described in (vii) above also must be approved by the Director of OTS prior to being engaged in by a multiple savings and loan holding company.

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

The OTS also has established certain rebuttable control determinations. An acquiror must file for approval of control with the OTS, or file to rebut the presumptions before surpassing a rebuttable control level of ownership. To rebut the presumption, the acquiror must file a submission with the OTS setting forth the reasons for rebuttal. The submission must be filed when the acquiror acquires more than 25% of any class of voting stock of the savings bank and when they have any of the control factors enumerated in 12 C.F.R. Section 574.4(c) which include but are not limited to: (i) the acquiror would be one of the two largest shareholders of any class of voting stock; (ii) the acquiror and/or the acquiror's representative or nominees would constitute more than one member of the savings bank's board of directors; and (iii) the acquiror or nominee or management official of the acquiror would serve as the chairman of the board of directors, chairman of the executive committee, chief executive officer, chief operating officer, chief financial officer, or in any similar policy making authority in the savings bank.

A rebuttable presumption of concerted action will occur in but is not limited to these situations: (1) a person will be presumed to be acting in concert with members of the person's immediate family (which includes a person's spouse, father, mother, children, brothers, sisters and grandchildren; the father, mother, brother and sisters of the person's spouse; and the spouse of the person's child, brother or sister); (2) persons will be presumed to be acting in concert with each other where: (i) both own stock in a savings bank and both are also management officials, controlling shareholders, partners, or trustees of another company; or (ii) one person provides credit to another or is instrumental in obtaining financing for another person to purchase stock of the savings bank; and (3) a person will be presumed to be acting in concert with any trust for which such persons or company serves as a trustee.

Transactions with Affiliates. The authority of Federal Trust to engage in transactions with related parties or "affiliates" or to make loans to certain insiders, is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA").
Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of transactions with all affiliates to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in the FRA and the purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and circumstances, including  credit  standards,  that  are  substantially  the same or at least as favorable to the savings institution as those prevailing at the time for comparable transactions with a non-related party or non-affiliated holding company. In the absence of comparable transactions, such transactions may only occur under terms and circumstances, including credit standards, that in good faith would be offered to or would apply to non-related parties or non-affiliated companies. Notwithstanding Sections 23A and 23B, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956. Further, no savings institution may purchase the securities of any affiliate other than a subsidiary.

In addition, Sections 22(g) and 22(h) of the FRA and Regulation O (which set limits on extensions of credit to executive officers, directors and 10% shareholders, as well as companies which such persons control) apply to savings institutions. Among other things, such loans must be made on terms, including interest rates, substantially the same as loans to unaffiliated individuals and which involve no more than the normal risk of collectibility. These regulations also place limits on the amount of loans the Bank may make to such persons. These restrictions apply in addition to certain restrictions on transactions with affiliates contained in the OTS regulations.

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

Under the FDIA, a depository institution of a holding company, can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989, in connection with (i) the default of a commonly controlled FDIC-insured depository institution, or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default". "Default" is defined generally as the appointment of a conservator or a receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance.

Payment of Dividends. Federal Trust is a legal business entity separate and distinct from the Bank. To date, the principal source of cash flow of Federal Trust, including cash flow to pay cash dividends, has been dividends from the Bank. There are statutory and regulatory limitations on the payment of dividends by the Bank. In general, the ability of the Bank to pay a dividend to Federal Trust is governed by the OTS's capital distribution regulation. The OTS regulation establishes three tiers of savings institutions based primarily on an institution's capital level. A savings institution that exceeds all fully phased-in capital requirements before and after the proposed capital distribution ("Tier 1 association") and has not been advised by the OTS that it is in need of more than normal supervision could, after prior notice but without the approval of the OTS, make capital distribution during a calendar year equal to the greater of (i) 100% of its net income to date during the calendar year, plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of the savings institution's net income for the previous four quarters. Any additional capital distributions require prior regulatory approval. The OTS can prohibit a proposed capital distribution by a savings institution, which would otherwise be permitted by the regulation if the OTS determines that such distribution would constitute an unsafe or unsound practice. The Bank did not make a capital distribution to Federal Trust in 1998. Earnings are currently being reinvested to support the Bank's current growth.

Regulation of the Bank

Bills are introduced from time to time in the United States Congress with respect to the regulation of depository institutions. Recent banking legislation, particularly the Financial Institution Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), has broadened the regulatory powers of the federal bank regulatory agencies and restructured the nation's banking system. FIRREA amended provisions of the Bank Holding Company Act of 1956 to specifically authorize the Federal Reserve Board to approve an application by bank holding company to acquire control of a depository savings institution. FIRREA also authorized a bank holding company that controls a savings institution with, or transfer assets and liabilities to, any subsidiary bank which is a member of the Bank Insurance Fund with the approval of the appropriate federal banking agency and the Federal Reserve Board. As a result of these provisions, there have been a number of acquisitions of savings institutions by bank holding companies in recent years.

Prompt and Corrective Action. The FDICIA required the federal banking regulatory agencies to set certain capital and other criteria which would define the category under which a particular depository financial institution would be classified. The FDICIA imposes progressively more restrictive constraints on operations, management, and capital distributions depending on the category in which a financial institution is classified. Among other things, the regulations define the relevant capital measures for the five capital categories. (well capitalized, adequately capitalized, undercapitalized, significantly under capitalized and critically under capitalized). For example, a depository institution is deemed to be "well capitalized" if it has a total risk-based capital ratio (total capital to risk-weighted assets) of 10% or greater, a Tier 1 risk-based capital ratio (Tier 1 capital to risk-weighted assets) of 6% or greater, and a Tier 1 leverage capital ratio (Tier 1 capital to adjusted total assets) of 5% or greater, and is not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure. The OTS has also established minimum tangible and minimum leverage capital requirements for savings institutions. These requirements provide for a minimum ratio of tangible capital of not less than 1.5% of the savings institutions adjusted total assets. Tangible capital is defined as core capital minus any "intangible assets (as defined by the regulation). The minimum leverage capital (as defined by the regulation) ratio established by the regulation is 3% of adjusted total assets.

A depository institution is deemed to be "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, and (generally) a Tier 1 leverage capital ratio of 4% or greater, and the institution does not meet the definition of a "well capitalized" institution. A depository institution is deemed to be "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. In addition, the OTS is authorized to downgrade a savings institution to a lower capital category than the savings institution's capital ratios would otherwise indicate, based upon safety and soundness considerations (such as when the institution has received a less than satisfactory examination rating for any of the equivalent CAMEL rating categories). Both the risk-based capital guidelines and the leverage ratio are minimum requirements, applicable only to top-rated savings institutions. Institutions operating at or near these levels are expected to have well-diversified risk, excellent asset quality, high liquidity, good earnings and in general, have to be considered strong banking organizations and rated composite 1 under the CAMEL rating system adopted by the OTS. Institutions with lower ratings and institutions with high levels of risk or experiencing or anticipating significant growth would be expected to maintain ratios 100 to 200 basis points above the state minimums. A savings institution cannot make a capital distribution such as cash dividends, redemptions and other purchases of stock, or pay management fees to any person having control of that institution, if after doing so, the savings institution would be undercapitalized.

Capital Requirements. Both OTS and FDIC have promulgated regulations setting forth capital requirements applicable to depository institutions. The OTS capital regulations require depository institutions to meet three capital standards: (i) a 1.5% tangible capital ratio (defined as the ratio of tangible capital to adjusted total assets); (ii) a 3% leverage (core capital) ratio (defined as the ratio of core capital to adjusted total assets); and, (iii) an 8% risk-based capital standard as defined below. On April 1, 1999, an amendment to OTS' capital requirements will become effective. The amended regulation will raise the required leverage (core capital) ratio from 3% to 4%. Federal Trust is currently in compliance with the new standard. Core capital is defined as common stockholder's equity (including retained earning), certain noncumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries, certain goodwill and certain mortgage servicing rights less certain intangible assets, mortgage servicing rights less certain intangible assets, mortgage servicing rights and investments in nonincludable subsidiaries. Tangible capital is defined in the same manner as core capital, except that all intangible assets (excluding certain mortgage servicing rights) must be deducted. Adjusted total assets is defined as GAAP total assets, minus intangible assets (except those included in core capital). The OTS regulations also require that in calculating the leverage ratio, tangible and risk- based capital standards, savings institutions must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank. The Bank currently has one subsidiary, FTB Financial Services, Inc., which is in the business of selling non-FDIC insured annuities.

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

The OTS issued an interim rule in August 1995 providing that the amount of risk-based capital that may be required to be maintained by an institution for recourse assets cannot be greater than the total of the recourse liability. The interim rule provides that whenever the calculation of risk-based assets (including assets sold with recourse) would result in a capital charge greater than the institution's maximum recourse liability on the assets sold, instead of including the assets sold in the savings institution's risk-weighted assets, the institution may increase its risk-based capital by its maximum recourse liability. In addition, qualified savings institutions may include in their risk-weighted assets for the purpose of capital standards and other capital measure, only the amount of retained recourse of small business obligation transfers multiplied by the appropriate risk weight percentage. The interim rule sets reserve requirements and aggregate limits for recourse held under the modified treatment. Only well-capitalized savings institutions and adequately capitalized savings institutions with OTS permission may use this reduced capital treatment.

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

As of December 31, 1998, the Bank's interest rate-risk exposure, according to OTS calculations, would not have been above the threshold requiring an additional capital component.

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

At December 31, 1998, the Bank met each of its capital requirements. The following table sets forth the regulatory capital calculations of the Bank at December 31, 1998:

                              Tier I              Risk-Based
                              ------              ----------
                                  Percent                Percent
                                     of                     of
                       Amount      Assets    Amount       Assets
                       ------      ------    ------       ------

Regulatory Capital   $11,681,513    6.69%  $12,762,569    13.32%
Requirement          $ 6,982,469    4.00%  $ 7,660,557     8.00%
                     -----------    ----   -----------     ----
Excess               $ 4,699,044    2.69%  $ 5,102,012     5.32%

Standards  for  Safety  and  Soundness.  The  FDICIA,  as  amended by the Reigle
Community Development and Regulatory Improvement Act of 1994, requires each federal banking agency to prescribe for all insured depository institutions and their holding companies standards relating to internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, and compensation, fees and benefits and such other operational and managerial standards as the agency deems appropriate. The OTS and the other federal banking agencies adopted a rule establishing deadlines for the agencies to submit and review safety and soundness compliance plans and Interagency Guidelines Establishing Standards for Safety and Soundness. The guidelines require depository institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution's business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate-risk exposure, and asset growth. The guidelines further provide that savings institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and that they should take into account factors such as compensation practices at comparable institutions. In October 1996, the federal banking agencies jointly adopted asset quality and earning standards to be added to the Interagency Guidelines.

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

Insurance of Deposit Accounts. The FDIC is the administrator for the SAIF and the Bank Insurance Fund ("BIF"), independently setting insurance premiums for each Fund. The Bank's deposit accounts are insured by the SAIF which is also administered by the FDIC. The Federal Deposit Insurance Act required the FDIC to increase the reserves of the SAIF and the BIF to 1.25% of total insured deposits. Both funds are now fully funded.

The FDIC applies a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. In accordance with its rule, the FDIC assigns a depository institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period. A depository institution's assessment rate depends on the capital category and supervisory category to which it is assigned. There are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied.

In early December 1996, the FDIC adopted a rule that reduced regular semi-annual SAIF assessments to a range of 0% - 0.27% of deposits. The new rates became effective for SAIF-assessable institutions on January 1, 1997. The Bank's assessment at December 31, 1998 was 3 basis points on deposits.

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

The Deposit Act also provides for the merger of the SAIF and the BIF into one "Deposit Insurance Fund" on January 1, 1999, provided there are no state or federally chartered FDIC-insured savings associations existing on that date. If the SAIF and the BIF are not merged, the Deposit Act provides for creation of a SAIF Special Reserve if the reserve ratio of the SAIF exceeds the designated reserve ratio. The amount by which the SAIF reserve ratio exceeds the designated reserve ratio will be deposited into the SAIF Special Reserve. Like the DIF Special Reserve, the SAIF Special Reserve would be available for emergency purposes if the reserve ratio of the SAIF is less than 50% of the designated reserve ratio and the FDIC expects the reserve ratio to remain at less than 50% of the designated reserve ratio for each of the next four calendar quarters. Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the depository institution has engaged in unsafe or unsound practices, is in such an unsafe or unsound condition so as to warrant discontinuation of operations or has violated any applicable law regulation, rule, order or condition imposed by the FDIC or the OTS. Management does not know of any practice, condition or violation that might lead to termination of deposit insurance. At December 31, 1998, the Bank exceeded all of its capital requirements.

Brokered Deposits. The FDIC has adopted regulations under FDICIA governing the acceptance or retention of brokered deposits. Under these regulations, a depository institution cannot accept, rollover or renew brokered deposits unless
(i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC. A depository institution that cannot receive brokered deposits also cannot offer "pass-through" insurance on certain employee benefit accounts. Whether or not it has obtained such a waiver, an adequately capitalized depository institution may not pay an interest rate on any deposits in excess of 75 basis points over certain prevailing market rates specified by regulation. There are no such restrictions on a depository institution that is well capitalized. As of December 31, 1998, the Bank had no brokered deposits.

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

The calculation of capital includes the Bank's total Tier 1 and Tier 2 capital, plus the balance of the bank's allowance for loan and lease losses not included in the total Tier 1 and Tier 2 capital. At December 31, 1998, the Bank had no loans which exceeded the loans to one borrower limit.

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

As of December 31, 1998, the Bank exceeded the 65.0% QTL test, maintaining 92.7% of its portfolio assets in qualified thrift investments.

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

The Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Act") eliminated many existing restrictions on interstate banking by authorizing interstate acquisitions of financial institutions by bank holding companies without geographic limitations. Under the Interstate Act, existing restrictions on interstate acquisitions of banks by bank holding companies were repealed. Bank holding companies located in Florida are able to acquire any
Florida-based bank, subject to certain deposit percentage and other restrictions. The legislation also provides that, unless an individual state elects before hand either (i) to accelerate the effective date or (ii) to prohibit out-of-state banks from operating interstate branches within its territory, on or after June 1, 1997, adequately capitalized and managed bank holding companies will be able to consolidate. De novo branching by an out-of-state bank would be permitted only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state will continue to be subject to applicable state branching laws. In 1996, the Florida Legislature adopted legislation which permits interstate branching. Florida law, however, prohibits de novo branching by out of state banks.

OTS Assessments. Savings institutions are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment, to be paid on a semiannually basis, is computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the institution's latest quarterly thrift financial report. The Bank paid $43,573 in OTS assessments for the year-ended December 31, 1998.

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

The FHLBs are required to provide funds for the resolution of insolvent savings institutions and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to members. For the year ended December 31, 1998, dividends paid by the FHLB-Atlanta to the Bank amounted $111,949 of the Bank's pre-tax income. Should dividends be reduced, or interest on FHLB advances increased, the consolidated net interest income might also be reduced for the Bank. Furthermore, there can be no assurance that the value of the FHLB-Atlanta stock held by the Bank will not decrease as a result of any new legislation.

Federal Reserve System

The Federal Reserve regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $52.0 million or less (subject to adjustment by the Federal Reserve) and an initial reserve of $1,560,000 plus 10% (subject to adjustment by the Federal Reserve between 11 3/4% and 16 1/4%) against that portion of total transaction accounts in excess of $52 million. The first $4.3 million of otherwise reversible balances (subject to adjustments by the Federal Reserve) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements imposed by the OTS. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve or a pass-through account as defined by the Federal Reserve, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve "discount window", however, Federal Reserve regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve.


                               ITEM 2. PROPERTIES

During 1990, Federal Trust entered into a long-term lease obligation with John Martin Bell, a stockholder and former director of Federal Trust, and the wife of a former director of Federal Trust, James T. Bell, for the use of the Federal Trust Building located at 1211 Orange Avenue, Winter Park, Florida. The Federal Trust Building serves as the headquarters for the Bank. and the Company. The base annual rental paid in 1998 was $284,700 or $21.40 per square foot and increases annually according to the CPI. The lease was restated in 1991 and amended in 1992, 1993 and 1995 and expires in 2000, unless allowed to automatically renew for two successive ten year periods. The lease is considered an "affiliated party" transaction under Federal Reserve Board regulations.

The Company has an operating lease with its former chairman and major stockholder relating to its main facility which minimum lease term expires in December 2000 and which contains two ten-year renewal options. During the fourth quarter of 1998, management changed its intentions with respect to the exercise of the lease renewal option and determined it was no longer probable the renewal option would be exercised as originally anticipated. As a result of such change in estimate, the remaining estimated useful life of the associated leasehold improvements has been reduced in order to amortize the remaining useful life of such leasehold improvements over the minimum lease term. Accordingly, beginning January 1, 1998, remaining leasehold improvements are being amortized over the remaining three-year period minimum lease term amounting to approximately $237,000 a year. The impact of this change in estimate on 1998 was to increase occupancy and equipment expense and decrease net income by approximately $178,000 and $111,000, respectively.

The offices leased by, and formerly occupied by, Federal Trust Corporation are rented on a month to month basis by Federal Trust Properties Corporation, a former subsidiary of the Corporation, for the same amount as the Corporation pays.

The following table sets forth certain information on the Company's principal offices, net carrying value and the expiration of leases when applicable at December 31, 1998.

                                            Net carrying value of real property
                                                                   Lease
                                             Owned    Leased    expiration
                                             -----    ------    ----------

Federal Trust Building                       - 0 -   $475,191   12/31/00
1211 Orange Avenue
Winter Park, Florida 32789

Federal Trust Bank Sanford Office            - 0 -   $212,836   12/31/03
312 West First Street, Suite 100
Sanford, Florida 32771

Federal Trust Corporation - former offices   - 0 -   $ - 0 -    10/01/01
1270 Orange Avenue, Suite C
Winter Park, Florida 32789


                            ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.


                   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
                                SECURITY HOLDERS

During the fourth quarter of the fiscal year ended December 31, 1998, no matters were submitted to a vote of the security holders through a solicitation or otherwise.











             [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK.]

                                     PART II

                ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND
                         RELATED SECURITY HOLDER MATTERS

There had been no active or established public market in the common stock of the Company, however, subsequent to the stock offering in the fourth quarter of 1997, which closed on December 4, 1997, the Company's stock began trading on the Over-The-Counter Bulletin Board under the symbol FDTR and on June 17, 1998, the Company's stock began trading on the NASDAQ Small Cap Market under the symbol FDTR. As of January 2, 1999, there were 455 holders of common stock of the Company, some of which are street name holders. The Company did not pay dividends during 1996, 1997 or 1998.

On March 9, 1999 the closing sales price of the Company's common stock was $2.59. From December 5, 1997 when the Company's stock began trading on the Over-the-Counter Bulletin Board, through December 31, 1997, the range of sale prices was $2.50 to $3.50. At December 31, 1997, the Company's stock was bid at $2.75 with an asking price of $3.25.

                               Calendar Year 1998
                               ------------------
                               Low $           High $
                               -----           ------

First Quarter                   3.00          4.38
Second Quarter                  4.19          4.75
Third Quarter                   2.50          4.44
Fourth Quarter                  2.31          2.75


                         ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data for Federal Trust as of the dates and for the periods indicated. Such information is qualified in its entirety by the more detailed information set forth in the Financial Statements and the notes thereto included elsewhere herein.

Summary of Operations
                                                                      Year Ended December 31,
                                                        1998        1997       1996       1995        1994
                                                        ----        ----       ----       ----        ----
                                                        (In Thousands of Dollars except per share amounts)

Interest income                                        11,016     10,159      9,937      10,609       9,847
Interest expense                                        7,618      7,176      7,038       8,029       5,781
Net interest income                                     3,398      2,983      2,899       2,583       4,066
Provision for loan losses                                 165         93        280         779         531
Net interest income after provision for loan losses     3,233      2,890      2,619       1,804       3,535
Non-interest income                                       874        852        427         505         483
Non-interest expenses                                   3,231      3,156      4,236       5,791       4,238
Earnings (loss) before income taxes                       696        586     (1,190)     (3,482)       (220)
Income tax (benefit) expense                              263        229       (214)     (1,232)        (41)
Net earnings (loss)                                       433        357       (977)     (2,250)       (179)
Net earnings (loss) per share                             .09        .15       (.43)      (1.00)      (0.08)

Average equity to average assets                         7.28%      4.94%      5.13%       5.55%       6.22%
Return on average assets                                  .35%       .26%      (.70%)     (1.50%)      (.12%)
Return on average equity                                 4.79%      5.24%    (13.62%)    (26.96%)     (2.00%)


Summary of Financial Condition
                                                             At December 31,
                                                1998     1997      1996     1995       1994
                                                ----     ----      ----     ----       ----
                                                          (In Thousands of Dollars)
Cash, non-interest-bearing                     2,118       446       629     1,619       744
Investments(2)                                 6,468    14,654    21,145    17,842    33,137
Loans, net                                   152,068   121,909   112,547   112,906   111,183
All other assets                              13,811     5,575     5,261     8,022     8,893
                                             -------   -------   -------   -------   -------

Total assets                                 174,465   142,584   139,582   140,389   153,957
                                             =======   =======   =======   =======   =======

Deposits                                     129,292   104,890   106,119   109,203   101,528
Borrowings                                    28,500    23,000    24,800    21,000    39,500
All other liabilities                          3,552     2,123     1,498     2,126     1,911
Stockholders' equity                          13,121    12,571     7,165     8,060    11,018
                                             -------   -------   -------   -------   -------

Total liabilities and stockholders' equity   174,465   142,584   138,582   140,389   153,957
                                             =======   =======   =======   =======   =======

                                                                                     For the Year Ended December 31,
Other Data                                                              1998         1997          1996         1995          1994
                                                                        ----         ----          ----         ----          ----
Return on average assets                                                 .35%         .26%        (.70%)       (1.50%)        (.12%)
Return on average equity                                                4.79%        5.24%      (13.62%)      (26.96%)       (2.00%)
Dividend payout                                                          --           --           --            --         $  .12
Average equity to average assets ratio                                  7.28%        4.94%        5.13%         5.55%         6.22%
Average interest rate spread (1)                                        1.93%        2.12%        1.99%         1.58%         2.63%
Net yield on average interest-earning assets(2)                         7.37%        7.71%        7.41%         7.41%         6.99%
Non-interest expenses to average assets                                 2.07%        2.28%        3.03%         3.79%         2.96%
Ratio of average interest-earning assets to average
          interest-bearing liabilities                                  1.07         1.03         1.03          1.04          1.06
Residential mortgage loans (1-4), mortgage-backed
          securities, US Government and agency
          obligations, and interest-earning deposits
          with the FHLB as a percentage of total assets                 88.0%        88.5%        87.0%         76.5%         78.5%
Non-performing loans and real estate owned as a
          percentage of total assets                                    1.41%        1.87%        1.79%         4.70%         6.02%
Allowance for loan losses as a percentage of total loans, net            .75%         .91%        1.36%         1.83%         1.78%
Total number of full service facilities                                    2            1            1             1             2
Total shares outstanding (in thousands)                                4,942        4,942        2,240         2,240         2,240
Earnings (loss) per share                                             $  .09       $  .15      ($  .43)     ($  1.00)      ($  .08)
Book value per share                                                    2.66        $2.54       $ 3.20       $  3.60        $ 4.92

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

                 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF
                            FEDERAL TRUST CORPORATION

                              RESULTS OF OPERATIONS
Overview

The Bank's net earnings were positively affected by the decline in interest rates that occurred during 1997, due to its negative GAP position, as its liabilities repriced sooner than, and in greater amounts than, its assets. As a result, the Bank's cost of funds decreased faster than the yields earned on its assets, resulting in an increase in its interest rate spread and higher earnings. The Bank has continued to concentrate on increasing its portfolio of adjustable rate loans and as interest rates declined in 1998 the Bank shortened the maturities of its liabilities to take advantage of falling interest rates. The decline in interest rates, however, increased the amount of loans held by the Bank that were prepaid as borrowers refinanced their mortgages to take advantage of the lower rates, resulting in an increase in the premium writeoff by the Bank. These premiums were paid when the Bank purchased loans from third parties. In addition, the Bank has experienced some resistance by customers to purchase time deposits at the lower interest rates and has had to adjust its rates upward somewhat to attract and retain deposits. As a result, the Bank's interest rate spread increased in dollars during 1998 due primarily to growth, but decreased in percentage terms as the interest rate spread narrowed. A portion of the increase in interest income was the continued reduction in the amount of non-performing assets.

During 1998 the Bank increased the amount of its addition to its loss reserves. Although the level of non-performing assets decreased slightly in 1998, the Bank's loan portfolio grew by over $30 million, necessitating increased loan loss reserves. Although management believes that the level of non-performing assets will continue to decrease somewhat in future periods, unforeseen economic conditions and other circumstances beyond the Bank's control could result in material additions to the loss reserves in future periods if the level of non-performing assets increases. In addition, the Bank has been increasing the amount of commercial loans in its portfolio consisting primarily of loans insured by the SBA in its efforts to increase the yields earned on loans through the diversification of the loan portfolio, but has continued is concentration on residential mortgage loans, which tend to have a lower risk of loss and, as a result, lower yields. During 1998 the Bank expanded its residential loan production department with the addition of seven people as a part of its growth plan and increased its production of residential mortgage and construction loans in excess of $16 million over 1997. The Bank does anticipate additions to the loss reserves in future periods as part of the normal course of business, as the Bank's assets, consisting primarily of loans, are continually evaluated and the loss allowances are adjusted to reflect the potential losses in the portfolio on an ongoing basis.

In 1998 the Company increased its profit by over 20% from 1997, as a result of increased net interest income resulting from growth in the Company's asset size, increased non-interest income, and decreased FDIC premiums and real estate owned expenses. The Company made a profit in 1997 after incurring a loss for 1996, primarily as a result of the reduced legal expenses and other costs associated with repossessed assets, the increase in the net interest margin, profits on the sale of real estate owned, and a reduction in other expenses. Also in 1996, there was a one time special assessment that was charged to all SAIF insured institutions to fully capitalize the SAIF at 1.25 percent of insured deposits, which amounted to $716,498 for the Bank.

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

During 1995 and the first half of 1996 Federal Trust Properties Corporation ("FTPC") had been in the initial stages of a HUD insured apartment development project, which during the quarter ended June 30, 1996, had advanced to the stage of applying for a mortgage insurance commitment. Based on the anticipated cash needs and continuing overhead for such a project, the Company concluded that it would be in the best interest of the Company, and its banking subsidiary, to sell FTPC, in order to focus the Company's efforts and resources on the Bank. On July 1, 1996, the Company sold the stock of FTPC for $425,354 consisting of

$60,000in cash, a note for $60,000 which was paid on August 8, 1996, a note for $230,354 which was paid on September 2, 1997, a note for $25,000 that was due and paid on December 31, 1998, and two notes for $25,000 each, due December 31, 1999 and 2000, respectively. In addition, the Company is renting the quarters it previously occupied to FTPC on a month to month basis. The Company dissolved 1270 LC on September 26, 1996, as it was no longer necessary to maintain the entity for purposes of the lease on the office space previously occupied by the Company.

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

                                                                          Year Ended December 31,
                                                          1998                        1997                      1996
                                                                 Average                      Average                   Average
                                             Average              Yield/   Average             Yield/  Average           Yield/
                                             Balance    Interest   Rate    Balance  Interest   Rate    Balance Interest   Rate
Interest-earning assets:
      Loans(1)                                135,617     10,438    7.70%  113,472   9,303     8.20%   112,288   9,040    8.05%
      Investment securities                     8,055        303    3.76%   14,454     619     4.28%    15,728     675    4.29%
      Other interest-earning assets             5,869        275    4.69%    3,780     237     6.27%     6,029     222    3.66%
                                              -------     ------    ----   -------   -----     ----    -------   -----    ----
         Total interest-earning assets        149,541     11,016    7.37%  131,706  10,159     7.71%  134,062    9,937    7.41%
Non-interest-earning assets                     6,520                        6,525                      5,719
                                              -------                      -------                    -------
         Total assets                         156,061                      138,231                    139,781
                                              =======                      =======                    =======

Interest-bearing liabilities:
  Non-interest bearing demand deposits            886       --      0.00%      271      --     0.00%      239       --    0.00%
  Interest bearing demand deposits             11,171        394    3.53%    7,903     303     3.82%    7,483      266    3.55%
  Savings deposits                                924         24    2.60%    1,286      33     2.57%    1,641       43    2.62%
  Time deposits                               101,015      5,687    5.63%   95,652   5,439     5.69%   97,042    5,451    5.62%
                                              -------      -----    ----    ------   -----     ----    ------    -----    ----
      Total Deposit accounts                  113,996      6,105    5.36%  105,112   5,775     5.49%  106,405    5,760    5.41%
      FHLB advances & other borrowings         26,150      1,513    5.79%   23,209   1,401     6.04%   23,529    1,277    5.43%
                                               ------      -----    ----    ------   -----     ----    ------    -----    ----
         Total interest-bearing liabilitie    140,146      7,618    5.44%  128,321   7,176     5.59%  129,934    7,037    5.42%
Non-interest-bearing liabilities                4,551                        3,084                      2,677
Retained earnings and stockholder's equity     11,364                        6,826                      7,170
                                               ------                        -----                      -----
         Total liabilities & retained earn    156,061                      138,231                    139,781
                                              =======                      =======                    =======

Net interest/dividend income                               3,398                     2,983                       2,899
                                                           =====                     =====                       =====
Interest rate spread(3)                                             1.93%                      2.12%                      1.99%
                                                                    ====                       ====                       ====
Net interest margin(4)                                              2.27%                      2.28%                      2.16%
                                                                    ====                       ====                       ====
Ratio of average interest-earning assets to
   average interest-bearing liabilities                             1.07%                      1.03%                      1.03%
                                                                    ====                       ====                       ====

(1)      Includes non-accrual loans.

(2)      Includes  interest-earning  deposits and FHLB of Atlanta stock

(3)      Interest  rate spread  represents  the  difference  between the average
         yield   on   interest-earning   assets   and   the   average   cost  of
         interest-liabilities.

(4) Net interest margin is net interest income dividend divided by average stock interest-earning assets.

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

                                  Year Ended December 31, 1998       Year Ended December 31, 1997      Year Ended December 31, 1996
                                             vs. 1997                         vs. 1996                          vs. 1995
                                    Increase (Decrease) Due to        Increase (Decrease) Due           Increase (Decrease) Due to

                                                 Rate/                               Rate/                              Rate/
                                 Rate   Volume   Volume    Total     Rate    Volume  Volume  Total     Rate    Volume   Volume Total
Interest-earning assets:
     Loans                       (569)   1,816    (112)    1,135      166       95      2      263      315     (258)   (19)    38
     Investment securities        (75)    (274)     33      (316)      (1)     (55)    --      (56)    (284)    (423)    93   (614)
Other interest-earning assets     (60)     131     (33)       38      157      (83)   (59)      15      (92)     (19)    15    (96)
                                 ----    -----      ---      ---       --       --    ---       --      ---     ----     --    ---
        Total                    (704)   1,673    (112)      857      322      (43)   (57)     222      (61)    (700)    89   (672)
Interest-bearing liabilities:
     Deposit accounts            (146)     488     (12)      330       86      (70)    (2)      14     (260)    (218)    25   (453)
     FHLB Advances &
     other borrowings             (58)     178      (8)      112      143      (17)    (2)     124     (151)    (368)   (16)  (535)
                                 ----    -----      ---      ---       --       --    ---       --      ---     ----     --    ---
        Total                    (204)     666     (20)      442      229      (87)    (4)     138     (411)    (586)     9   (988)
Net change in net interest
   income before provision
   for loan losses               (500)   1,007     (92)      415       93       44    (53)      84      350     (114)    80    316
                                 ====    =====      ===      ===       ==       ==    ===       ==      ===     ====     ==    ===

Impact of Interest Rates on Investment Portfolio

During 1998 the Federal Reserve decreased interest rates as the economy slowed. As a result of the higher interest rates prior to 1998, the Bank's portfolio of investments consisting primarily of Federal Home Loan Bank Bonds ("Bonds"), was adversely affected as to their market value, but the market value has improved as a result of decreased interest rates and the decrease in the time to maturity. In addition, the Bank has sold some of the bonds in each of the years since 1995. At December 31,1996 the unrealized losses were $1,069,171, at December 31, 1997 the unrealized losses had decreased to $623,468, and at December 31, 1998 the unrealized losses had further decreased to $319,375.

Pursuant to Financial Accounting Standards Board (FASB), Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and equity Securities", which requires that investments be classified into three categories, the Bank had classified the Bonds as Held-to-maturity securities, and, as a result, the Bonds were reported at amortized cost. However, on November 30, 1995 the bank reclassified its entire portfolio of Federal Home Loan Bank bonds from the held to maturity category to the available for sale category, in accordance with the guidance issued by the Financial Accounting Standards Board (FASB), which permitted the one-time opportunity to reassess the designations of all securities between November 15, 1995 and December 31, 1995. The transfer resulted in an increase in the unrealized loss on investment securities available for sale, net of the effect of income taxes as a component of stockholders' equity, to $1,291,699 at November 30,1995. During December 1995, the bank sold $7,250,000, par value, of the Federal Home Loan Bank bonds maturing in 2003, at a gross loss of $942,500, which decreased the unrealized loss on investment securities available for sale, net of the effect of income taxes as a separate component of stockholder's equity to $779,872 at December 31, 1995. On April 1, 1996, the Company transferred $7,000,000 par value of the Federal Home Loan Bank bonds maturing in 2003 from the available for sale to the held to maturity category. During 1996 the Bank sold $1,000,000 par value, of the Federal Home Loan Bank bonds maturing in 1997 and 1998 at a gross loss of $12,344. In 1997 the Bank sold $5,750,000 par value of the bonds at a gross loss of $125,625. During 1998 the Bank sold $3,350,000 par value of the bonds at a gross loss of $9,945. As a result of these sales, the Bank no longer has any investment securities classified as available for sale. (See "Impact of Accounting Requirements").

The one remaining bond, which is classified as held to maturity, is issued by, and is the joint and several obligation of, the Federal Home Loan Banks, which are instrumentalities of the U.S. Government and are rated AAA by Moody's. As a result, management is of the opinion that the Bond carries little, if any, risk of default. The market value of the bond, has been and will continue to be, affected by the overall level of interest rates until it matures. The one remaining bond will mature in 2003.

Liquidity

The Bank is required by the OTS to maintain a daily average balance of liquid assets equal to a specified percentage (currently 4%) of net withdrawable deposit accounts and borrowings payable in one year or less. Generally, the Bank's management seeks to maintain its liquid assets at comfortable levels above the minimum requirements imposed by its regulators. In December 1998, the Bank's average liquidity was 7.71%.

Federal Trust expects the Bank to generate sufficient deposits to provide liquidity for expected loan growth and other investments. The Asset/Liability Management Committee of the Bank meets regularly and, in part, reviews liquidity levels to ensure that funds are available as needed.

Provisions for Loan Losses

A provision for loan losses is generally charged to operations based upon management's evaluation of the losses in its loan portfolio and as a result, the Bank charged $165,000 to its provision for loan losses during 1998.

The Bank's net loans increased by $30.2 million during 1998. Although management believes that its present allowance for loan losses is adequate as of December 31, 1998, the Bank's provisions are based on the current and currently anticipated future operating conditions, thereby causing these estimates to be susceptible to changes that could result in a material adjustment to results of operations in the near term. The amount needed in the allowance for loan losses is based on the particular circumstances of the individual non-performing loans, including the type, amount, and value of the collateral, if any, and the overall composition and amount of the performing loans in the portfolio at the time of evaluation, and, as a result, will vary over time. The composition of the loan portfolio continued to change in 1998 as the Bank continued to reduce the amount of commercial loans in its portfolio, with the exception of those loans insured by the SBA which have increased, and concentrated primarily on residential mortgage loans, which tend to have a lower risk of loss. Recovery of the carrying value of loans is dependent to a great extent on economic, operating and other conditions that may be beyond the Bank's control. Therefore, actual losses in future periods could differ materially from amounts provided in the current period and could result in a material adjustment to operations.

The allowance for loan losses at December 31, 1998 was $1,136,056 or 83.5% of non-performing loans and .75% of net loans receivable compared to $1,110,521 or 86.5% of non-performing loans and .91% of net loans at December 31, 1997. The allowance at December 31, 1998 consisted of reserves for the performing loans in the portfolio and reserves against certain loans based on management's evaluation of these loans. During 1997, a portion of the reserves were utilized to write down the loans when they became real estate owned and were subsequently sold by the Bank. The lower level of reserves at December 31, 1998, reflects the reduction in non-residential loans in the Bank's portfolio as the Bank has reduced the amount of commercial loans in its portfolio with the exception of those loans insured by the SBA, and concentrated primarily on residential mortgage loans, which tend to have a lower risk of loss.

In addition to the continuing internal assessment of the loan portfolio, the Bank's loan portfolio is also subject to examination by the OTS. The most recent OTS regular examination was as of September 30, 1998 and concluded February 9, 1999. See "Supervision".

During 1998, the Bank's total non-accrual loans increased by approximately $77,000.

Credit Risk

The Bank's primary business is the origination and acquisition of loans to families and businesses. That activity entails potential credit losses, the magnitude of which depends on a variety of economic factors affecting borrowers which are beyond the control of the Bank. While the Bank has instituted guidelines and credit review procedures to protect it from credit losses, some losses may inevitably occur.

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

Supervision

he Holding Company and the Bank are subject to extensive regulation, supervision and examination by the OTS, their primary federal regulator, by the FDIC with regard to the insurance of deposit accounts and, to a lesser extent, the Federal Reserve. Such regulation and supervision establishes a comprehensive framework of activities in which a savings and loan holding company and its financial institution subsidiaries may engage and is intended primarily for the protection of depositors and the SAIF.

On October 3, 1004, Federal Trust and the Bank voluntarily entered into individual Cease and Desist Orders (collectively, the "Orders") with the OTS. The Bank Order superseded a prior Supervisory Agreement with the Bank. Under the Holding Company's Order, Federal Trust; (i) could not request dividends from the Bank without written permission from the OTS; (ii) was required to reimburse the Bank for the Holding Company's expenses; (iii) had to develop a Management Services Agreement with the Bank which provides for the reimbursement for employees who work for both the Bank and the Holding Company; and (iv) was required to report to the OTS on a quarterly basis the Company's compliance with the Order. The Bank's initial Order contained 27 provisions which were directed at the Bank's operations, particularly in the areas of loan underwriting and loan administration. The Bank was required to, amongst other directives, (i) develop and implement a written plan to collect, (ii) strengthen and reduce the risk of loss for all real estate owned and for certain loans at risk and secured by real estate; (iii) pay no more than market rate for the lease of the Bank's offices: (iv) make no payment of taxes on behalf of a person deemed to be an affiliate of the Bank; (v) make no capital distribution to the Holding Company without the consent of the OTS; and (vi) was required to report to the OTS on a quarterly basis the Bank's compliance with the Order.

The Compliance Committees of the Holding Company and the Bank met monthly to ensure that the Holding Company and the Bank were in compliance with the terms of the Orders. The Bank also contracted with a company specializing in the review of internal controls and operating procedures of financial institutions, including compliance with internal policies and procedures. In the 1996 examinations of Federal Trust and the Bank, the OTS found the companies to be in compliance with the Orders and upgraded the supervisory rating of Federal Trust to an acceptable level. In light of the improvement in the Bank's operations, the OTS reduced the number of provisions in the Bank's Order from 27 to 23.

In connection with the Rights and Community Offering ("Offering"), management requested that the OTS perform an examination on the Bank's loan underwriting and classification, and allocated for loan losses. The OTS did not take exception to the Bank's classifications or its allocation for loan losses. This portion of the examination was completed in the first week of August 1997. In October 1997, the OTS undertook the second phase of the examination which was directed at the Bank's operation and included a separate examination of the Holding Company. The examinations showed marked improvement on the operations of the Holding Company and the Bank.

In December 1997, the Bank formally requested that the OTS remove the growth restrictions. In January 1998, management requested that the OTS rescind the Orders against the Holding Company and the Bank. The OTS granted the requests, rescinding the Bank's growth restrictions on March 13, 1998, and lifting the Orders on June 1, 1998.

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

Impact of Accounting Requirements

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This Statement is effective for fiscal years beginning after December 15, 1997. The Company adopted the Statement effective January 1, 1998, however, the Company has only one reportable segment.

In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedge Activities" (FASB 133). This statement, which is effective for all fiscal quarters and all fiscal years beginning after June 15, 1999, requires all derivatives be measured at fair value and be recognized as assets and liabilities in the statement of financial position. This Statement sets forth the accounting for changes in fair value of a derivative depending on the intended use and designation of the derivative. The Company does not expect the adoption of this Statement to have any impact on its consolidated financial statements.

In October 1998, the FASB issued Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." This Statement requires that after the securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed security as a trading security. The Statement is effective for the first fiscal quarter beginning after December 15, 1998. The Company does not expect the adoption of this Statement to have any impact on its consolidated financial statements.

Year 2000 Considerations

As in the case for all businesses that rely on computers for their business and record keeping, the concern is whether the Company's software and hardware systems will be able to "read" the Year 2000. The Company has formulated a Year 2000 Action Plan ("Year 2000 Plan") which has been approved by the Board of Directors. Management believes that all affected systems have been identified and steps are being taken to ensure that all necessary changes are accomplished by July 31, 1999. An OTS off-site examination was performed on the Year 2000 Plan in September 1997 and required certain changes be made to the Plan. The OTS conducted an on-site examination in January 1999 and did not require any further changes to the plan. The Board of Directors receives quarterly reports regarding the progress made on the implementation of the Year 2000 Plan. Management has concluded that the additional costs for Year 2000 compliance will be approximately $50,000, in addition to already budgeted purchases of new equipment and software.

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

In late 1997, the Company began the replacement of all of its personal computers which was completed in the fourth quarter of 1998. This replacement of PC's was a part of the Company's plan to convert from the Tampa service bureau of Fiserv to the Orlando service bureau of Fiserv. This conversion required the Company to have a local area network at its offices and the PC's owned by the Company prior to conversion did not meet the requirements of the new service bureau. The conversion to the Orlando service bureau was completed in September 1998. The new PC's and the network servers that were purchased in 1997 and 1998 were tested at purchase to verify that they were Year 2000 compliant. In addition, the purchase of the new PC's necessitated the purchase of new operating system software, new word processing software, and new spreadsheet software. Each of the manufacturers of the various software packages had stated that the software was Year 2000 compliant and the Company has tested each of the software packages with the new PC's, and the tests have indicated that the hardware and software are able to process data in the Year 2000.

The Fiserv Orlando service bureau has been expending significant resources in addressing the Year 2000 issue since 1997. It has completed the evaluation phase on all its systems and has completed the renovation phase on nine of its eleven systems. The testing phase and implementation phase has been completed on five systems, and all systems are scheduled to be finished with the testing and implementation phases by June 30, 1999. On November 8, 1998, the Company participated in the test of the primary Fiserv system and has received a report that states that the testing was successful and the remediated software has been implemented.

The FRB Fedwire has renovated its system for Year 2000 compliance and the Company participated in several tests of the system in the first quarter of 1999, but as yet has not received the results of the tests. The FHLB DIAL system has issued a new software package in conjunction with its Year 2000 compliance program which the Company received and implemented in the first quarter of 1999. The upgrade of the FHLB DIAL system necessitated the purchase of a new PC.

While the testing and implementation phases continue on the affected systems, the Company developed its contingency plans in the fourth quarter of 1998 which the OTS reviewed as part of their Year2000 examination in January 1999. The Company will test the plan during the first quarter of 1999. The contingency plan provides for the manual capture of data and the manual updating of the deposit, loan, and general ledger accounts. In addition, the plan provides for utilizing the services of the Federal Reserve and the FHLB by telephone.

While the Company believes that it is taking the necessary steps to achieve Year 2000 compliance, there can be no assurance that every contingency can be foreseen or corrected prior to the arrival of the Year 2000. The Company is of the opinion that the greatest risk it faces is the failure of its service bureau to function properly or at all when the Year 2000 arrives. The failure of the service bureau would cause a severe hardship on the Company in being able to serve its customers fully and could have a very significant negative impact on the Company's earnings. The Company's contingency plan addresses this possible worst case scenario and provides for continuing the operations of the Company should this occur.

Results of Operations

Comparison of the Years Ended December 31, 1998 and 1997 and 1996

General. The Company had a net profit for 1998 of $432,601 or $.09 per share compared to a net profit of $357,432 or $.15 per share for 1997, and a net loss of $976,503 or $.43 per share in 1996. The improvement from a net loss for 1996 to a net profit in 1997 and 1998 was due to an increase in net interest income, decreased provisions for loan losses, an increase in other income, and decreased other expenses.

Interest Income and Expense. Interest income was $11,015,899 in 1998 compared to $10,159,346 in 1997 and $9,936,960 in 1996. Interest income on loans increased to $10,437,822 in 1998 from $9,302,807 in 1997 compared to $9,039,426 in 1996.
The increase in interest income on loans in 1998 was primarily attributable to an increase in the average amount of loans outstanding during the year, however, this was partially offset by a decrease in rates earned on loans. The decrease in interest rates on loans was partly the result of loans held by the Bank that were prepaid as borrowers refinanced their mortgages to take advantage of the lower interest rates available on mortgages during 1998, resulting in an increase in the premium writeoff by the Bank. These premiums were paid when the Bank purchased loans from third parties. The increase in interest income on loans in 1997 as compared to 1996 was attributable to increased interest rates on the loans and an increase in the average amount of loans outstanding during the year. Interest income on investment securities decreased to $302,728 in 1998 from $619,706 in 1997 as a result of a decrease in the average balance of investment securities held by the Bank. Interest income on investment securities decreased from $675,279 in 1996 to $619,706 in 1997 as a result of a decrease in the average amount of investment securities and a decrease in the interest rates earned on the securities. Other interest and dividends increased from $236,833 in 1997 to $275,349 during 1998 due to an increase in the average amount outstanding, offset partially by a decrease in rates earned on the assets, and other interest and dividends increased from $222,255 in 1996 to $236,833 in 1997 as a result of an increase in the interest rates earned, offset partially by a decrease in the average balance of other interest-bearing assets. Management expects the rates earned on the portfolios to fluctuate with general market conditions.

Interest expense increased during 1998 to $7,617,728 compared to $7,175,978 in 1997 primarily due to an increase in the average amount of deposit accounts and FHLB advances outstanding, offset partially by a decrease in the interest rates paid. Interest expense increased during 1997 to $7,175,978 compared to $7,037,882 in 1996 due to an increase in interest rates, offset partially by a decrease in the average amount of deposit accounts and FHLB advances outstanding. Interest expense on deposits increased by $330,044 in 1998 as a result of an increase in the average amount of deposits, offset partially by a decrease in the rates paid on deposits. There was a increase of $14,294 in interest expense in 1997 from 1996, as a result of an increase in the rates paid on the deposits, although the average amount of deposits decreased slightly. Interest expense on these accounts will increase or decrease according to the general level of interest rates. Interest on FHLB advances and other borrowings increased to $1,513,000 in 1998 from $1,401,294 in 1997 due to an increase in the amount of advances outstanding, offset partially by a decrease in the average rates paid on FHLB advances, and interest expense increased from $1,277,492 in 1996 to $1,401,294 in 1997 as a result of an increase in the average rates paid, offset partially by a decrease in the amount of advances outstanding.. Management expects to continue to use such advances when the proceeds can be invested wisely.

Provisions for Loan Losses. A provision for loan losses is generally charged to operations based upon management's evaluation of the losses in its loan portfolio. The Bank's provision for loan losses for 1997 was $93,132 compared to $279,596 in 1996. In 1998 the provision increased by $71,868 to $165,000 for the year, primarily as a result of the increase in the amount of loans held by the Bank. The Bank's gross loan portfolio grew by $35.6 million in 1998. Of this amount, $34.9 million were mortgage loans, of which $32.9 million were residential mortgage loans. As of December 31, 1998, 89.0% of the Bank's gross loan portfolio was residential mortgage loans, which historically have had the lowest risk of loss in the overall portfolio, and as a result have had a lower reserve percentage applied to them based on historical loss percentages. In previous years, a larger percentage of the allowance for loan losses was designated for classified assets than was the case in 1998 as a result of the resolution of a large amount of these classified assets. As a result, although the gross loan portfolio increased by $35.6 million in 1998, the allowance for loan losses only increased by $25,535 as a direct result of the resolution of classified assets and the increase in the size of the portfolio being 92% attributable to residential loans. Should the mix in the loan portfolio change from being primarily residential mortgage loans, the level of the allowance for loan losses will also change based on the historical loss factors applied to the various types of other loans added to the portfolio.

Gross charge-offs totaled $162,788 in 1998 compared to $529,777 for 1997 and $1,223,240 for 1996. Total non-performing loans at December 31, 1998 were $1,360,008 compared to $1,283,000 at December 31, 1997 and $991,000 at December
31, 1996. The allowance for loan losses at December 31, 1998 was $1,136,056 or 83.5% of non-performing loans and .75% of net loans receivable compared to $1,110,521 or 86.5% of non-performing loans and .91% of net loans receivable at December 31, 1997 compared to $1,533,003 or 154.7% of non-performing loans and 1.36% of net loans receivable at December, 31, 1996. The amount needed in the allowance for loan losses for non-performing loans is based on the particular circumstances of the individual loan, including the type, amount, and value of the collateral, if any, and the overall composition and amount of the performing loans in the portfolio at the time of evaluation, and, as a result, will vary over time.

Total Other Income. Other income increased from $852,346 in 1997 to $873,762 for the year ended December 31, 1998. The increase in 1998 was the result of increased fees and service charges, increased gains on the sale of mortgage loans, and increased other income, offset partially by decreased gains on the sale of other real estate owned. Fees and service charges increased by $33,293 as a result of more deposit accounts at the Bank during the year. Gains on the sale of loans increased by $92,603 as a result of the increase in the number of fixed rate mortgage loans originated by the Bank which were then sold, as the Bank adds adjustable rate mortgage loans to its portfolio and sells fixed rate loans in order to reduce the Bank's interest rate risk. Gains on the sale of other real estate owned decreased by $334,182 as a result of the decrease in the amount of foreclosed real estate owned by the Bank. Other income increased by $229,702 as a result of increases in loan servicing fees and loan application fees, as a result of an increase in the number of loans originated.

Other income increased from $426,707 in 1996 to $852,346 in 1997 as the result of gains on the sale of real estate owned of $490,049, primarily from the sale of the 44 condominium units which the Company received title to in April 1997 and an increase of $167,919 in other income, offset partially by a decrease of $57,328 in fees and service charges and a decrease of $126,427 in gains on the sale of loans. Other income decreased as a result of decreases in loan servicing fees and loan application fees.

Total Other Expense. Other expense increased to $3,410,748 in 1998 from $3,156,502 in 1997. The increase was the result of increased salary and employee benefits expense, increased office occupancy, increased general and administrative expenses and increased other expense, offset partially by decreased deposit insurance premiums, decreased legal and professional expense, and decreased losses on the sale of investment securities. The increase in salary and employee benefits of $237,805 was the result of additions to staff during 1998. Staff was added in the loan department to increase the number of loans originated, and staff was added in September for the new branch in Sanford that opened in October. Office occupancy expense increased by $263,068 as a result of the cost of living adjustment on the lease at the Winter Park office, the addition of the Sanford branch office, and as a result of a change in the estimated useful life of the leasehold improvements at the Winter Park office, in order to amortize the remaining useful life of such leasehold improvements over the minimum lease term (see "Item 2. Properties").. General and administrative expenses increased by $5,429 as a result of increased personnel. Other expense increased by $36,952 as a result of the increase in loans originated. Deposit insurance premiums decreased by $73,787 as a result of the reduction in the premium charged by the FDIC from 24 basis points to 3 basis effective July 1, 1998, due to the improvement in the Bank's regulatory rating. Legal and professional expense decreased by $999 due to reduced legal fees associated with classified loans and real estate owned. The loss on sale of investment securities decreased by $115,680 as a result of the sale of less bonds in 1998.

Other expense decreased from $4,236,495 in 1996 to $3,156,502 in 1997. The decrease of $1,079,990 in 1997 was attributable to a decrease in deposit insurance premiums of $733,174, a decrease of $203,094 in legal and professional fees, a decrease of $152,621 in the loss on the disposal of fixed assets, a decrease of $139,308 in other expense, a decrease of $127,787 in real estate owned expense, and a decrease of $106,535 in occupancy and equipment expense. These decreases were offset partially by increases of $246,230 in salary and employee benefits expense, an increase of $113,281 in loss on the sale of investment securities, and an increase of $23,018 in general and administrative expenses. The decrease in deposit insurance premiums was the result of the one-time special assessment that was charged by the FDIC on all SAIF insured deposits as a result of legislation approved by Congress which the President signed on September 30, 1996. The special assessment was paid in November 1996 at the rate of $0.657 per $100 and the Bank charged $716,498 against third quarter earnings in 1996. The decrease in legal and professional fees was the result of the reduction in the amount and number of non-performing loans. The decrease in the loss on the disposal of fixed assets was the result of the write-offs by the Holding Company in 1996 of the leasehold improvements in conjunction with the sale of the drive-in facility, and the write-off of the leasehold improvements at the Holding Company's office which it no longer uses. The decrease in other expense was primarily the result of the Holding Company becoming inactive in mid 1996, with all necessary functions performed by bank personnel. The decrease in real estate owned expenses was due to the reduced numbers of repossessed properties owned by the bank during the year. The decrease in occupancy and equipment was the result of the sale of the drive-in facility previously used by the bank and the subletting of the Holding Company former offices. The increase in salary and employee benefits was primarily the result of normal annual salary increases, increased staff, the commencement of the 401k plan, the implementation of an executive supplemental retirement plan, and increased group insurance costs. The increase in losses on the sale of investments was the result of the sale of additional bonds from the investment portfolio in order to reinvest the proceeds in higher yielding loans. The increase in general and administrative expenses was primarily the result of increased personnel.

Liquidity and Capital Resources at December 31, 1998

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

During the year ended December 31, 1998, the Company used funds primarily from sale of loans of $9,094,996; proceeds from the sale of investment securities of $3,340,055; proceeds from the sales of real estate owned of $1,260,317; proceeds from the increase in certificate accounts and deposits of $24,403,675; and the proceeds from FHLB advances of $5,500,000; to fund $40,662,868 in loan originations and purchases, net; the funding of an executive supplemental income plan for $1,330,000; the purchase of premises and equipment for $502,757; and the purchase of FHLB stock for $297,500. Management believes that in the future, funds will be obtained from the above sources. The weighted average cost of interest-bearing liabilities at December 31, 1998 was 5.26% compared to 5.50% at December 31, 1997.

At December 31, 1998, loans-in-process, or closed loans scheduled to be funded over a future period of time, totaled $7,589,414. Loans committed, but not closed, totaled $13,510,122 and available lines of credit totaled $681,054.
Funding for these amounts is expected to be provided by the sources described above. As of December 31, 1998, the Bank had outstanding FHLB advances of $28,500,000 compared to $23,000,000 in 1997.

During 1997, the Company sold common stock through a rights/community offering. The offering provided for the sale of a maximum of 2,701,619 shares (minimum of 1,000,000 shares). The offering ended on December 4, 1997. The number of shares sold in the offering was 2,701,619 and generated $4,773,879, for the Company after payment of offering expenses. Of the monies raised, $3,700,000 was contributed to the Bank through the purchase of common stock in the Bank. No securities were sold during 1996 or 1998.

OTS regulations require the Bank to maintain a daily average balance of liquid assets equal to a specified percentage (currently 4%) of net withdrawable deposit accounts and borrowings payable in one year or less. Generally, the

Bank's management seeks to maintain its liquid assets at comfortable levels above the minimum requirements imposed by its regulators. For the month ending December 31, 1998, liquidity averaged 7.71%.

The Company expects the Bank's two central Florida offices to generate sufficient deposits to provide liquidity for expected loan originations and other investments. The Asset/Liability Management Committee of the Bank meets regularly and, in part, reviews liquidity levels to ensure that funds are available as needed.

The Company last declared a dividend to its stockholders on September 30, 1994, which was paid on November 14, 1994. As a result of the net losses that were incurred by the Company from the fourth quarter of 1994 through the third quarter of 1996, no additional dividends have been declared and the Board of Directors decided to suspend the payment of dividends for calendar year 1995, 1996, 1997 and 1998. Although the Company was profitable during 1998 and projects a profit for 1999, the Board of Directors does not anticipate the payment of dividends in 1999, as the earnings are being retained in order to permit the bank to continue to grow. The payment of dividends in subsequent years will depend on general economic conditions, the overall performance of the Company, and the capital needs of the Company

At December 31, 1998 the Holding Company's liquidity consisted of $1.35 million of cash which was the portion of the proceeds from the stock offering that were not invested in the Bank. The earnings from this cash are used to pay the expenses of the Holding Company.

The following table is a reconciliation of the Bank's stockholder's equity calculated in accordance with generally accepted accounting principles to regulatory capital:

                                                    At December 31, 1998
                                                    Tier I   Risk-Based
                                                    ------   ----------
Stockholders' equity as shown in the accompanying
  financial statements                              11,371    11,371
Other:
  Unrealized loss on investments                       332       332
  General valuation allowances                        --       1,136
  Less: Excess mortgage servicing rights and
            Excess net deferred tax assets             (21)      (21)
  Less: Assets required to be deducted                --         (55)
                                                   -------   -------
Regulatory capital                                  11,682    12,763
                                                   =======   =======


At December 31, 1998, the Bank met each of its capital requirements.


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

Due to the generally lower interest rates which have prevailed during the past few years, Federal Trust's originations of ARMs have decreased, due to the preference of Federal Trust's customers for fixed-rate residential mortgage loans. As of December 31, 1998, $109.4 million or 78.2% of the Bank's portfolio of single-family residential mortgage loans consisted of ARMs.

The Bank also seeks to maintain a stable core deposit base by providing quality service to its customers without significantly increasing its cost of funds or operating expenses. At December 31, 1998 money market demand ("MMDA"), passbook, regular savings, checking and negotiable order of withdrawal ("NOW") accounts, totaled $14.8 million or 11.5% of total deposits. These accounts bore a weighted average nominal rate of 3.51% at December 31, 1998.

The Bank has also maintained a portfolio of short-term liquid assets (cash and assets maturing in one year or less) in order to reduce its vulnerability to shifts in market rates of interest. At December 31, 1998, 4.10 % of Federal Trust's total assets consisted of cash, interest-earning deposits, and securities maturing in one year or less. Furthermore, as of such date, Federal Trust's overall average liquidity ratio was 7.71%.

Based upon the assumptions set forth below, the Bank's one-year negative interest rate sensitivity gap amounted to $79.7 million or 45.1% of total assets as of December 31, 1998. At December 31, 1997, the one-year negative interest rate sensitivity gap was $1.4 million or 1.0% of total assets based on the assumptions in effect on such date. During 1998, the Bank's one-year negative interest rate sensitivity gap increased and Bank's interest rate spread decreased from 2.12% in 1997 to 1.93% in 1998. During 1998, short-term interest rates declined until the latter part of the year and the average volume of interest-earning assets increased $17.8 million and the average yield on these assets decreased by .34%. This decrease was primarily the result of the prepayment of loans by customers desiring to refinance their mortgages at lower rates, and the resulting write-off of the remaining premiums that were paid when many of the loans were purchased.

For the same period, interest-bearing liabilities increased $11.8 million and the average rate on these liabilities decreased .15% due to decline in short term interest rates, however this decrease in rates was tempered somewhat by the competitive factors in the local market which kept the rates paid on deposits higher than expected. Although management believes that the Bank's current asset and liability management strategies reduce the potential adverse effects of changes in interest rates on the Bank's results of operations, any substantial and prolonged increases in market rates of interest would have an adverse impact on the Bank's results of operations, since the rates on loans adjust on a lagging basis and are subject to annual and life-time limits on the amount of increase. Management monitors the Bank's interest rate sensitivity and believes that its present gap position is appropriate for the current interest rate environment.

In preparing the tables below, the following assumptions have been made, which are based upon assumptions used by the FHLB of Atlanta during 1998. The FHLB's prepayment estimates are based upon a major Wall Street firm's prepayment model and the specific prepayment speeds applied to the bank's mortgages are a function of their underlying coupons, maturities and lifetime rate caps. Adjustable-rate mortgages are separated into 160 individual buckets by current versus lagging market index, coupon reset frequency, teaser versus non-teaser, distance to lifetime cap and periodic rate caps. The one-year decay rates for NOW, money market, passbook and non-interest demand deposits are 37%, 79%, 17% and 37%, respectively, based on a study done by the Office of Thrift Supervision. The above assumptions should not be regarded as indicative of the actual prepayments or withdrawals which may be experienced by Federal Trust in the future. The interest rate sensitivity gaps as of December 31, 1998, 1997 and 1996 were based on the assumptions for 1998, 1997 and 1996 and were based on economic and interest rate conditions during such years including the then prevailing prepayment experience and decay rate levels.

The following table shows the difference in the amounts of assets and liabilities that mature or reprice within one year in dollars and as a percentage of total assets, as well as the ratio of assets to liabilities repricing or maturing with one year.

                                                                                                December 31
                                                                                       1998        1997          1996
                                                                                         (In Thousands of Dollars)
Interest-earning assets maturing or repricing within one year                         45,127      106,583       86,677
Interest-bearing liabilities maturing or repricing within one year                   124,810      107,942      104,845
                                                                                    --------     --------     --------
Excess (deficiency) of interest-earning assets over interest-bearing liabilities     (79,683)      (1,359)     (18,168)
Excess (deficiency) of interest-earning assets over interest-bearing  liabilities
   maturing or repricing within one year as a percentage of total assets              (45.13)%       (.96%)     (13.08%)
Percentage of assets to liabilities maturing or repricing within one year              36.16%       98.74%       82.67%


Interest rate sensitivity analysis is one approach to measure the Company's interest rate risk by computing estimated changes in the net portfolio value ("NPV"). This analysis calculates the difference between the present value of liabilities and the present value of expected cash flows from assets. NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market sensitive instruments in the event of a sudden and sustained one-hundred, two hundred, three hundred and four-hundred basis points increase or decrease in market interest rates. The following table sets forth, as of December 31, 1998, an analysis of the Company's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve, as calculated by the OTS.


  Change in                        Estimated Net Portfolio Value
Interest Rates            $ Amount$           Change            % Change
--------------            ---------           -------           --------
(Basis Points)                         (Dollars in Thousands)

     +400                 $ 3,038            $(10,057)            (77%)
     +300                   6,149              (6,945)            (53%)
     +200                   8,909              (4,186)            (32%)
     +100                  11,247              (1,847)            (14%)
        0                  13,095
     -100                  14,570               1,476              11%
     -200                  16,193               3,099              24%
     -300                  18,234               5,140              39%
     -400                  20,491               7,397              56%

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










             [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK.]

              ITEM I. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                       Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996

                  (With Independent Auditor's Report Thereon)

                          Independent Auditors' Report


Board of Directors
Federal Trust Corporation and Subsidiaries:


We have audited the consolidated balance sheets of Federal Trust Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Federal Trust Corporation and subsidiaries at December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.





February 19, 1999
Orlando, Florida


                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                          Consolidated Balance Sheets

                           December 31, 1998 and 1997

                Assets                                                  1998            1997
                                                                        ----            ----
Cash                                                            $   2,117,564          446,134
Interest-bearing deposits                                           5,047,869        3,555,916
Investment securities available for sale                                 --          3,301,844
Investment securities held to maturity                              6,468,411        6,368,111
Loans, less allowance for loan losses of $1,136,056 and
 $1,110,521 in 1998 and 1997, respectively                        152,068,234      121,908,816
Accrued interest receivable on loans                                  949,185          846,396
Accrued interest receivable on investment securities                  138,654          157,155
Office facilities and equipment, net                                  990,330          814,325
Real estate owned                                                   1,107,295        1,389,900
Federal Home Loan Bank stock, at cost                               1,725,000        1,427,500
Prepaid expenses and other assets                                     856,318          492,015
Executive supplemental income plan - cash surrender value
     life insurance policies                                        2,490,319        1,071,443
Deferred income taxes                                                 506,144          803,977
                                                                -------------      -----------
                                                                $ 174,465,323      142,583,532
                                                                =============      ===========

        Liabilities and Stockholders' Equity

Liabilities:
 Deposits                                                       $ 129,292,337      104,890,163
 Official checks                                                    2,103,387        1,208,607
 Federal Home Loan Bank advances                                   28,500,000       23,000,000
 Advance payments by borrowers for taxes and insurance                607,144          336,406
 Accrued expenses and other liabilities                               841,079          577,694
                                                                -------------      -----------
          Total liabilities                                       161,343,947      130,012,870
                                                                -------------      -----------


Stockholders' equity:
 Common stock, $.01 par value, 5,000,000 shares
  authorized; 4,941,547 and 4,941,547 shares issued and
  outstanding at December 31, 1998 and 1997, respectively              49,416           49,416
 Additional paid-in capital                                        15,883,053       15,857,532
 Accumulated deficit                                               (2,479,541)      (2,912,142)
 Accumulated other comprehensive income                                  --            (30,035)
 Accumulated other comprehensive income-investment securities
  transferred from available for sale to held to maturity            (331,552)        (394,109)
                                                                -------------      -----------
          Total stockholders' equity                               13,121,376       12,570,662

Commitments and contingencies
          Total liabilities and stockholders' equity            $ 174,465,323      142,583,532
                                                                =============      ===========

See  accompanying  notes to  consolidated  financial  statements.


                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
     For each of the years in the three-year period ended December 31, 1998

                                                                           1998          1997          1996
                                                                           ----          ----          ----

Interest income:
        Loans                                                         $10,437,822     9,302,807     9,039,426
        Investment securities                                             302,728       619,706       675,279
        Interest-bearing deposits and other                               275,349       236,833       222,255
                                                                       ----------    ----------     ---------
                Total interest income                                  11,015,899    10,159,346     9,936,960
                                                                       ----------    ----------     ---------

Interest expense:
        Deposit accounts                                                6,104,728     5,774,684     5,760,390
        FHLB advances, notes payable and other borrowings               1,513,000     1,401,294     1,277,492
                                                                       ----------    ----------     ---------
                Total interest expense                                  7,617,728     7,175,978     7,037,882
                                                                       ----------    ----------     ---------
                        Net interest income                             3,398,171     2,983,368     2,899,078
Provision for loan losses                                                 165,000        93,132       279,596
                Net interest income after provision for loan losses     3,233,171     2,890,236     2,619,482
                                                                       ----------    ----------     ---------

Other income:
        Fees and service charges                                          138,975       105,682       163,010
        Gain on sale of loans                                             148,221        55,618       182,045
        Gain on sale of other real estate, net                            155,867       490,049        48,574
        Other                                                             430,699       200,997        33,078
                                                                       ----------    ----------     ---------
                Total other income                                        873,762       852,346       426,707
                                                                       ----------    ----------     ---------

Other expenses:
        Salary and employee benefits                                    1,657,777     1,419,972     1,173,742
        Deposit insurance premiums                                        210,941       284,728     1,017,902
        Occupancy and equipment                                           751,236       488,168       594,703
        Legal and professional                                            188,682       189,681       392,775
        Real estate owned expenses                                         24,827       123,369       251,156
        General and administrative expenses                               200,877       195,448       172,430
        Loss on disposal of fixed assets, net"                               --            --         152,621
        Loss on sale of investment securities available for sale            9,945       125,625        12,344
        Other                                                             366,463       329,511       468,819
                                                                       ----------    ----------     ---------
                Total other expenses                                    3,410,748     3,156,502     4,236,492
                                                                       ----------    ----------     ---------
                Net income (loss) before income taxes                     696,185       586,080    (1,190,303)

Income tax expense (benefit)                                              263,584       228,648      (213,800)
                                                                       ----------    ----------     ---------
                Net income (loss)                                     $   432,601       357,432      (976,503)
                                                                       ==========    ==========     =========

Basic and diluted earning (loss) per share                            $      0.09          0.15         (0.43)
                                                                       ==========    ==========     =========

Weighted average shares outstanding                                     4,941,547     2,455,125     2,256,505
                                                                       ==========    ==========     =========

See accompanying notes to consolidated financial statements


                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES


                     Consolidated Statements of Cash Flows

     For each of the years in the three year period ended December 31, 1998


                                                              1998           1997           1996
                                                              ----           ----           ----

Cash flows provided by (used in) operating activities:
   Net income (loss)                                     $   432,601        357,432       (976,503)
   Adjustments to reconcile net income (loss) to net
         cash flows from operations:
   Loss on sale of investment securities
         available for sale                                    9,945        125,625         12,344
   Provision for losses on loans and real
         estate owned                                        165,000         93,132        428,897
   Amortization of premium on purchased
         loans                                               535,275        214,375        241,747
   Deferred income taxes                                     241,969        228,471       (213,800)
   Depreciation of office facilities and equipment           326,752        157,154        159,564
   Gain on sale of loans                                    (148,221)       (55,618)      (182,045)
   Net amortization of fees and discounts
         on loans                                            (88,774)       (49,689)       (89,405)
   Net gain on the sale of real estate owned                (155,867)      (490,049)       (48,574)
   Write-down on other real estate owned                     123,329         86,868        257,921
   Net loss on disposal of office facilities
         and equipment                                          --             --          155,347
   Executive supplemental income plan                        (88,876)        (6,443)          --
   Accretion of stock option expense                          25,521           --             --
   Cash provided by (used in) changes in:
    Accrued interest receivable on loans                    (102,789)       (12,938)        (9,128)
    Accrued interest receivable on
         investment securities                                18,501         39,016        (16,297)
    Loan sale proceeds receivable                               --             --           37,765
    Prepaid expenses and other assets                       (364,303)       184,500       (318,050)
    Income tax refund receivable                                --             --        1,073,253
    Official checks                                          894,780        562,372        (49,097)
    Accrued expenses and other liabilities                   263,385         73,280       (175,939)
    Accrued interest on deposit accounts                      (1,501)         1,891         (7,831)
                                                           ---------      ---------        -------

        Net cash provided by operating activities          2,086,727      1,509,379        280,169
                                                           ---------      ---------        -------

                                                                    (Continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

     For each of the years in the three year period ended December 31, 1998

                                                                 1998            1997             1996
                                                                 ----            ----             ----
Cash flows provided by (used in) investing activities:
   Loans originated, net of principal repayments              11,441,862       9,305,316      17,932,004
   Purchase of loans                                         (52,104,730)    (26,926,361)    (25,326,913)
   Proceeds from sale of investment securities,
        available for sale                                     3,340,055       5,624,375         987,656
   Purchase of cash surrender value life insurance
        policies to fund executive supplemental income        (1,330,000)     (1,065,000)           --
   Proceeds from the sale of other real estate owned           1,260,317       1,375,614       1,014,345
   Proceeds from loans sold                                    9,094,996       7,245,627       7,942,943
   Capitalized costs on other real estate owned                     --           (42,499)        (27,504)
   Proceeds from the sale (purchase) of
   Federal Home Loan Bank stock                                 (297,500)       (174,300)        600,000
   Purchase of premises and equipment                           (502,757)        (53,907)        (21,353)
   Proceeds from sale of property and equipment                     --              --            80,844
   Maturities of investment securities held to maturity             --             6,267          12,826
                                                            ------------    ------------    ------------

         Net cash provided by (used in) investing
                activities                                   (29,097,757)     (4,704,868)      3,194,848
                                                            ------------    ------------    ------------

Cash flows provided by (used in) financing activities:
      Deposit accounts:
      (Decrease) increase in certificate accounts             18,894,160      (1,022,039)     (3,613,173)
      Net increase (decrease) in deposits                      5,509,515        (208,695)        536,887
   Proceeds from (repayment) of FHLB advances                  5,500,000      (1,800,000)      3,800,000
   Net increase (decrease) in advance payments
       by borrowers for taxes and insurance                      270,738         (11,368)         17,270
   Repayment of debentures                                          --              --          (420,000)
   Issuance of capital stock, net of stock issuance costs           --         4,773,879            --
                                                            ------------    ------------    ------------

        Net cash provided by financing activities             30,174,413       1,731,777         320,984
                                                            ------------    ------------    ------------

        Net increase (decrease) in cash and cash
            equivalents                                        3,163,383      (1,463,712)      3,796,001

Cash and cash equivalents at beginning of period               4,002,050       5,465,762       1,669,761
                                                            ------------    ------------    ------------

Cash and cash equivalents at end of period                  $  7,165,433       4,002,050       5,465,762
                                                            ============    ============    ============

                                                                     (Continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

     For each of the years in the three year period ended December 31, 1998

                                                               1998           1997           1996
                                                               ----           ----           ----
Supplemental  disclosures of cash flow information:
Cash paid during the period for:
     Interest                                              $ 7,619,229      7,130,106      7,003,551
                                                           ===========      =========      =========

  Income taxes                                             $      --           10,000           --
                                                           ===========      =========      =========

Supplemental disclosures of non-cash transactions:
    Real estate acquired in settlement of loans            $   945,174      2,995,488        860,613
                                                           ===========      =========      =========

 Loans acquired in settlement of other real
    estate owned                                           $      --        2,043,890      1,300,066
                                                           ===========      =========      =========

 Market value adjustment - investment securities
    available for sale:
       Market value adjustment - investments                      --          (48,156)      (336,359)
       Deferred income tax asset                                  --          (18,121)      (126,135)
                                                           -----------      ---------      ---------

              Unrealized loss on investment securities
                    available for sale, net                $      --          (30,035)      (210,224)
                                                           ===========      =========      =========

      Unrealized loss on investment securities
          transferred from available for sale to held
          to maturity                                         (531,589)      (631,889)      (715,657)
      Deferred income tax asset                               (200,037)      (237,780)      (227,014)
                                                           -----------      ---------      ---------

        Unrealized loss on investment securities
                  transferred from available for sale to
                  held to maturity                         $  (331,552)      (394,109)      (488,643)
                                                           ===========      =========      =========

See accompanying notes to consolidated financial statements.

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


(1) Organization and Summary of Significant Accounting Policies

    (a)   Organization

           Federal Trust Corporation (the "Holding Company"), is the sole shareholder of Federal Trust Bank (the "Bank"). The Holding Company operates as a unitary savings and loan holding company. The Holding Company's business activities primarily include the operation of the Bank.

           The Bank is chartered as a federal stock savings bank. The Bank provides a wide range of banking services to individual and corporate customers.

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

    (c)    Reclassification

           Certain  amounts  in  the  1997  and  1996   consolidated   financial
           statements   have  been   reclassified   to  conform  with  the  1998
           presentation.

    (d)    Cash and Cash Equivalents

           For the purposes of reporting cash flows, cash and cash equivalents includes cash and interest-bearing deposits with maturities of three months or less.

    (e)    Federal Home Loan Bank ("FHLB") Stock

           This asset is owned due to regulatory requirements and is carried at cost.

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996



    (f) Investment Securities Held to Maturity and Investment Securities Available for Sale

         Certain securities are reported at fair value except for those securities which the Company has the positive intent and ability to hold to maturity. Investments to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and are carried at fair value. Unrealized holding gains and losses are included as a separate component of stockholders' equity net of the effect of income taxes. Realized gains and losses on investment securities available for sale are computed using the specific identification method.

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

    (g)  Loans

         Loans receivable that management has the intent and the Bank has ability to hold until maturity or payoff are reported at their outstanding unpaid principal balance increased for premiums on loans purchased and reduced by any charge-offs or specific valuation accounts, net of any deferred fees on originated loans.

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

         Loans are placed on nonaccrual status when the loan becomes more than 90 days past due as to interest or principal, unless the loan is both well secured and in the process of collection, or when the full timely collection of interest or principal becomes uncertain. When a loan is placed on nonaccrual status, the accrued and unpaid interest receivable is written off and the loan is accounted for on the cash or cost recovery method thereafter until qualifying for return to accrual status.

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996



         The Company considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement. When a loan is impaired, the Company may measure impairment based on
         (a) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (b) the observable market price of the impaired loans, or (c) the fair value of the collateral of a collateral-dependent loan. The Company selects the measurement method on a loan-by-loan basis, except for collateral-dependent loans for which foreclosure is probable must be measured at the fair value of the collateral. In a troubled debt restructuring involving a restructured loan, the Company measures impairment by discounting the total expected future cash flows at the loan's original effective rate of interest.

    (h)  Allowance for Loan Losses

         The Company follows a consistent procedural discipline and accounts for loan loss contingencies in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" (Statement
         5). The following is a description of how each portion of the allowance for loan losses is determined.

         The Company segregates the loan portfolio for loan loss purposes into the following broad segments: commercial real estate; residential real estate; commercial business; and consumer loan. The Company provides for a general allowance for losses inherent in the portfolio by the above categories, which consists of two components. General loss percentages are calculated based upon historical analyses. A supplemental portion of the allowance is calculated for inherent losses which probably exist as of the evaluation date even though they might not have been identified by the more objective processes used for the portion of the allowance described above. This is due to the risk of error and/or inherent imprecision in the process. This portion of the allowance is particularly subjective and requires judgments based on qualitative factors which do not lend themselves to exact mathematical calculations such as; trends in delinquencies and nonaccruals; migration trends in the portfolio; trends in volume, terms, and portfolio mix; new credit products and/or changes in the geographic distribution of those products; changes in lending policies and procedures; loan review reports on the efficacy of the risk identification process; changes in the outlook for local, regional and national economic conditions; concentrations of credit; and peer group comparisons.

         Specific allowances are provided in the event that the specific collateral analysis on each classified loan indicates that the probable loss upon liquidation of collateral would be in excess of the general percentage allocation. The provision for loan loss is debited or credited in order to state the allowance for loan losses to the required level as determined above.

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996



    (i)  Mortgage Servicing Rights

         The Bank originates mortgage servicing rights by selling loans and retaining servicing rights. The carrying value of mortgage servicing rights is included in prepaid expense and other assets on the consolidated balance sheets and is being amortized over the life of the related loan portfolio using the effective interest method.

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

(l)     Comprehensive Income

         In June 1997, the Financial Accounting Standards Board established Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. This Statement requires that an enterprise classify items or other comprehensive income by nature in a financial statement, and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a consolidated balance sheet.

         The Company adopted this Statement effective January 1, 1998 with all prior year consolidated financial statements presented reclassified to reflect the adoption. The Bank's other comprehensive income is the unrealized gain/(loss) on investment securities available for sale and investment securities transferred from available for sale to held to maturity.

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


    (m)  Income Taxes

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

    (n)  Derivative Instruments

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

    (o)  Use of Estimates

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

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996



    (p)  Effect of New Accounting Pronouncements

         In June 1997, the FASB issued Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information". This Statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This Statement is effective for fiscal years beginning after December 15, 1997. The Company adopted the Statement effective January 1, 1998, however, the Company has only one reportable segment.

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedge Activities". This Statement, which is effective for all fiscal quarters and all fiscal years beginning after June 15, 1999, requires all derivatives be measured at fair value and be recognized as assets and liabilities in the statement of financial position. This Statement sets forth the accounting for changes in fair value of a derivative depending on the intended use and designation of the derivative. The Company does not expect this Statement to have any impact on its consolidated financial statements, upon adoption.

         In October 1998, the FASB issued Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." This Statement requires that after the securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed security as a trading security. The Statement is effective for the first fiscal quarter beginning after December 15, 1998. The Company does not expect this Statement to have any impact on its consolidated financial statements, upon adoption.


(2) Investment Securities Held to Maturity and Investments Securities Available for Sale

     The amortized cost and estimated market values of investment securities held to maturity and available for sale at December 31, 1998 and 1997 are as follows:


                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996

Investment securities held to maturity:
                                                            Gross      Estimated
                                            Amortized     unrealized     market
                                               cost       gain (loss)    value
                                            ---------     ----------     ------
1998:
 Obligation of U.S. government
   agencies
                                            $6,468,411      212,214     6,680,625
                                            ==========      =======     =========

1997:
 Obligation of U.S. government
   agencies
                                            $6,368,111       56,577     6,424,688
                                            ==========      =======     =========

Investment securities available for sale:

1997:
 Obligation of U.S. government
   agencies                                 $3,350,000      (48,156)    3,301,844
                                            ==========      =======     =========

The amortized cost and estimated market value of investment securities held to maturity at December 31, 1998, by contractual maturity, are below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                          Estimated
                                            Amortized       market
                                               cost         value
                                            ---------       ------
Investment securities held to maturity:
 Due after one year through five years     $6,468,411      6,680,625
                                           ==========      =========

Market values for all securities were calculated using published prices at December 31, 1998.

The Company's investment in obligations of U.S. government agencies consist of a dual indexed bond issued by the Federal Home Loan Bank. The bond has a par value of $7,000,000 and pays interest based on the difference between two indices. The bond at December 31, 1998, pays interest at the 10 year constant maturity treasury rate less the 6 month LIBOR rate plus a contractual amount of 4.0%. The Company purchased the bonds to partially offset its risk related to its portfolio of adjustable rate mortgages and as such subjects the Company to a certain degree of market risk as the indices change with prevailing market interest rates.

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996



Proceeds from sales of investment securities available for sale were $3,340,055, $5,624,375 and $987,656 in 1998, 1997 and 1996, respectively. Gross realized losses on sales of investment securities available for sale during 1998, 1997 and 1996 were $9,945, $125,625 and $12,344, respectively.

In March 1996, the Company transferred securities in the amount of $7,000,000 from the available for sale category to the held to maturity category resulting in an unrealized loss of $780,937 which remains in equity, net of amortization and income tax. Amortization is an adjustment to yield over the remaining term of the investments.


(3) Loans Receivable, Net

    A summary of loans receivable at December 31, 1998 and 1997 follows:

                                                           1998            1997
                                                           ----            ----
Mortgage loans:
   Permanent conventional:
      Commercial                                       $ 14,883,511     12,891,454
      Residential                                       130,448,017    105,943,147
      Residential construction                           11,518,308      3,159,774
                                                       ------------    -----------

         Total mortgage loans                           156,849,836    121,994,375
      Commercial loans                                      354,686        490,417
      Consumer loans                                        998,826        745,806
      Lines of credit                                     1,242,968        569,604
                                                       ------------    -----------

         Total loans receivable                         159,446,316    123,800,202
Net premium on mortgage loans purchased                   1,374,559      1,370,337

Deduct:
  Unearned loan origination fees, net of direct loan
    origination costs                                        27,171         13,577
  Undisbursed portion of loans in process                 7,589,414      2,137,625
  Allowance for loan losses                               1,136,056      1,110,521
                                                       ------------    -----------

    Loans receivable, net                              $152,068,234    121,908,816
                                                       ============    ===========


                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996



The following is a summary of information regarding nonaccrual and impaired loans as of December 31:

                                           1998         1997         1996
                                           ----         ----         ----

Nonaccrual loans                        $1,360,008    1,283,000      991,000
                                        ==========    =========    =========

Recorded investment in impaired loans   $1,710,827    1,819,285    4,078,174
                                        ==========    =========    =========

Allowance for loan losses related to
  impaired loans                        $  240,189      349,452      626,435
                                        ==========    =========    =========


                                          Interest
                                         income not    Interest      Average
                                         recognized     income       recorded
                                             on        recognized  investment
                                         nonaccrual   on impaired  in impaired
                                           loans         loans        loans
                                         ----------   -----------  -----------
For the years ended December 31:
                                  1998    $161,510       56,108    1,809,013
                                          ========      =======    =========
                                  1997    $149,000       89,077    2,136,289
                                          ========      =======    =========
                                  1996    $181,000      259,263    5,072,872
                                          ========      =======    =========

The activity in the allowance for loan losses for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                                   1998            1997          1996
                                                   ----            ----          ----
Balance at beginning of period                 $ 1,110,521      1,533,003      2,060,568
Charge-offs                                       (162,788)      (529,777)    (1,223,240)
Provision for loan losses                          165,000         93,132        279,596
Recoveries                                          23,323         14,163        266,778
Transfer from allowance of real estate owned          --             --          149,301
                                               -----------      ---------     ----------

        Balance at end of period               $ 1,136,056      1,110,521      1,533,003
                                               ===========      =========     ==========

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996

     Loan customers of the Bank include certain executive officers and directors and their related interests and associates. All loans to this group were made in the ordinary course of business at prevailing terms and conditions.

     There were no outstanding loans to executive officers, directors and affiliates at December 31, 1998 and 1997.


(4) Loan Servicing

     Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were $17,390,004 and $9,749,927 at December 31, 1998 and 1997,
     respectively. Servicing fees earned were $10,426, $28,633 and $22,086 for the years ended December 31, 1998, 1997 and 1996, respectively.


(5) Mortgage Servicing Rights

     An analysis of the activity for originated mortgage servicing rights for the year ended December 31, 1998 is as follows:

Balance, January 1, 1997     $  67,631
Originations                    28,811
Amortization                    (8,773)
                             ---------

Balance, December 31, 1997      87,669
Originations                   155,059
Amortization                   (31,888)
                             ---------

Balance, December 31, 1998   $ 210,840
                             =========

     Mortgage servicing rights are included in prepaid expenses and other assets in the consolidated balance sheets.

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996



(6)  Office Facilities and Equipment

     Office facilities and equipment and their related accumulated depreciation and amortization at December 31, 1998 and 1997 are summarized as follows:

                                                                                Estimated
                                                                                 useful
                                                       1998          1997        lives
                                                       ----          ----        -----
Leasehold improvements                           $ 1,259,179      1,037,991    3-25 years
Furniture and fixtures                               851,341        569,772    3-7 years
                                                  ----------       --------

        Total                                      2,110,520      1,607,763
Less accumulated depreciation and amortization    (1,120,190)      (793,438)
                                                  ----------       --------

        Office facilities and equipment, net     $   990,330        814,325
                                                  ==========       ========




(7) Deposits

     A summary of deposits at December 31, 1998 and 1997 follows:

                                             Weighted                Weighted
                                             average                  average
                                             interest                interest
                                  1998         rate           1997      rate
                                  ----         ----           ----      ----
Commercial checking
  accounts - noninterest-
  bearing                    $ 1,261,170        --%     125,870         --%
NOW accounts                   1,439,135       2.00%    889,551       1.58%
Money market deposit
  accounts                    11,234,844       4.10%  7,246,449       4.02%
Statement savings accounts       871,518       2.58%  1,035,282       2.57%

                              14,806,667       3.51%  9,297,152       3.60%

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996

                                                        Weighted                   Weighted
                                                        average                    average
                                                        interest                   interest
                                          1998            rate           1997        rate
                                          ----            ----           ----        ----
Certificate accounts by
  interest rates:
                1.00% - 3.99%            338,031                        442,782
                4.00% - 4.99%         26,806,630                      1,149,652
                5.00% - 5.99%         81,135,398                     79,489,822
                6.00% - 7.99%          5,201,326                     14,504,969
                                      ----------                     ----------

                Total certificate
                  accounts           114,481,385           5.51%     95,587,225      5.69%
                                     -----------           ----      ----------      ----

Accrued interest                           4,285                          5,786
                                      ----------                     ----------

                Total deposits      $129,292,337           5.26%    104,890,163      5.48%
                                    ============           ====     ===========      ====

     The following table presents, by various interest rate categories, the amount of certificate accounts maturing during the periods reflected below:

Interest rate           1999           2000           2001           2002           2003   2004          Total
-------------           ----           ----           ----           ----           ----   ----          -----
1.00% - 3.99%   $    322,564          4,226          3,530            946          6,765   --          338,031
4.00% - 4.99%     25,243,862        955,480        607,288           --             --     --       26,806,630
5.00% - 5.99%     74,817,168      4,858,653      1,605,722        442,903        410,952   --       82,135,398
6.00% - 6.99%      4,234,993        754,008        212,325           --             --     --        5,201,326
                ------------      ---------      ---------        -------        -------           -----------

                $104,618,587      6,572,367      2,428,865        443,849        417,717   --      114,481,385
                ============      =========      =========        =======        =======           ===========

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996



     The Company's large denomination ($100,000 and over) deposits included in certificate accounts mature as follows:

                               At December 31, 1998        At December 31, 1997
                               --------------------        --------------------
                               Amount        % total       Amount       % total
                               ------        -------       ------       -------

Three months or less        $ 8,059,847       33.4%     $ 4,214,446       22.1%
Over three months to six
 months                       7,117,409       29.4%       5,303,940       27.8%
Over six months to twelve
 months                       7,814,101       32.4%       5,351,174       28.0%
Over twelve months            1,157,205        4.8%       4,207,654       22.1%
                            -----------      -----      -----------      -----
                            $24,148,562      100.0%     $19,077,214      100.0%
                            ===========      =====      ===========      =====

     Interest expense on deposits for the years ended December 31, 1998, 1997 and 1996 is as follows:


                                               1998         1997         1996
                                               ----         ----         ----
Interest on NOW and Super NOW accounts     $   19,598       13,187        9,511
Interest on money market accounts             374,678      256,130      256,130
Interest on savings accounts                   23,676       32,708       43,335
Interest on certificate accounts, net of
  penalties                                 5,686,776    5,472,659    5,451,414
                                           ----------    ---------    ---------
                                           $6,104,728    5,774,684    5,760,390
                                           ==========    =========    =========

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996



(8)     Federal Home Loan Bank Advances

A summary of advances from the Federal Home Loan Bank of Atlanta at December 31, 1998 and 1997 follows:

 Maturing in year      Interest rate      December 31,
ending December 31,  (variable rates)        1998
-------------------  ----------------        ----

     1999               (5.15)          $ 8,500,000
     1999                5.09             5,000,000
     1999                4.98             5,000,000
     2000                5.09             5,000,000
     2001                5.96             5,000,000
                                        -----------
                                        $28,500,000
                                        ===========

     1998               (6.50)          $ 5,500,000
     1998                6.00             5,000,000
     1998                6.02             2,500,000
     1998                6.12             5,000,000
     1998                5.88             5,000,000
                                        -----------
                                       $23,000,000
                                        ===========

     Pursuant to collateral agreements with the Federal Home Loan Bank ("FHLB"), advances are secured by the following at December 31:

                                  1998           1997
                                  ----           ----
FHLB stock                  $  1,725,000      1,427,500
Qualifying mortgage loans    119,390,491     31,139,250
Investment securities:
  Amortized cost                    --        3,547,948
  Market value                      --        3,579,469
                             ===========     ==========

     As of December 31, 1998, the Bank has a blanket lien on all qualifying mortgage loans as noted above.

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996



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

       Deposits - The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at December 31, 1998 (that is their carrying amounts). The carrying amounts of variable rate, fixed term money market accounts and certificates of deposit (CDs) approximate their fair value at the reporting date. Fair values for fixed rate CDs are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

       Federal Home Loan Bank Advances - Fair value of Federal Home Loan Bank advances are estimated using discounted cash flow analysis based on the Company's current borrowing rates for similar types of borrowing arrangements.

       Commitments - Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


       The estimated fair values of the Company's financial instruments are as follows:

                                                  December 31, 1998
                                                  -----------------
                                            Carrying amount    Fair value
                                            ---------------    ----------
Financial assets:
  Cash and cash equivalents                  $  7,165,433      7,165,433
  Investment securities held to maturity        6,468,411      6,680,625
  Loans (carrying amount less allowance
    for loan loss of $1,136,056)              152,068,234    153,453,456
  Federal Home Loan Bank stock                  1,725,000      1,725,000

Financial liabilities:
  Deposits:
    Without stated maturities                $ 14,806,667     14,806,667
    With stated maturities                    114,481,385    114,894,826
  Federal Home Loan Bank advances              28,500,000     28,580,427

Commitments:
  Letters of credit                          $       --             --
  Loan commitments                                   --             --


                                                  December 31, 1997
                                                  -----------------
                                            Carrying amount    Fair value
                                            ---------------    ----------
Financial assets:
  Cash and cash equivalents                  $  4,002,050      4,002,050
  Investment securities available for sale      3,301,844      3,301,844
  Investment securities held to maturity        6,368,111      6,424,688
  Loans (carrying amount less allowance
    for loan loss of $1,110,521)              121,908,816    123,050,866
  Federal Home Loan Bank stock                  1,427,500      1,427,500

Financial liabilities:
  Deposits:
    Without stated maturities                $  9,297,152      9,297,152
    With stated maturities                     95,587,225     95,866,182
  Federal Home Loan Bank advances              23,000,000     23,026,953

Commitments:
   Letters of credit                         $       --             --
   Loan commitments                                  --             --

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996



       The carrying amounts shown in the table are included in the consolidated balance sheets under the indicated captions.

(10)   Income Taxes

       Income tax for the years ended December 31, 1998, 1997 and 1996 consists of:
                Current            Deferred      Total
                -------            --------      -----
1998:
     Federal   $ 19,402             211,972     231,374
     State        2,213              29,997      32,210
               --------             -------     -------
       Total   $ 21,615             241,969     263,584
               ========             =======     =======

1997:
     Federal   $    177             195,052     195,229
     State           --              33,419      33,419
               --------             -------     -------
       Total   $    177             228,471     228,648
               ========             =======     =======

1996:
     Federal   $   --                 $--      (213,800)
     State         --                  --          --
               --------             -------     -------
       Total   $   --              (213,800)   (213,800)
               ========             =======     =======

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996

       The tax effects of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts which give rise to significant portions of deferred tax assets and liabilities are as follows:

                                         1998           1997
                                         ----           ----
Deferred tax assets:
  Allowance for loan losses         $   108,850        206,279
  Unrealized loss on investment
    securities available for sale       200,037        255,901
  Deferred loan fees                      8,355           --
  AMT credit carryforward                72,349         65,878
  Real estate owned                       3,054         55,710
  Depreciation                           35,973           --
  Other                                    --            1,396
  Net operating loss carryforward       592,447        750,255
                                      ---------      ---------

      Gross deferred tax asset        1,021,065      1,335,421
  Less valuation allowance             (432,526)      (432,526)
                                      ---------      ---------

                                        588,539        902,895
                                      ---------      ---------

Deferred tax liabilities:
  FHLB stock dividend                   (18,845)       (17,840)
  Mortgage servicing rights             (63,550)       (32,989)
  Deferred loan fees                       --          (14,014)
  Depreciation                             --          (34,075)
                                      ---------      ---------

                                        (82,395)       (98,918)
                                      ---------      ---------
        Total                       $   506,144        803,977
                                      =========      =========

       At December 31, 1998, the Company has net operating loss carryovers (NOL's) of approximately $1,456,000 for federal and $4,521,000 state tax purposes, which expire between 2009 and 2011. In addition, the Company has approximately $72,000 in alternative minimum tax (AMT) credit carryforwards. A valuation allowance has been established relating to these NOL and AMT carryovers that management believes are more likely than not to be utilized prior to their expiration through future profitable operations.

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996

       The Company's  effective tax rate on pretax (loss) income for 1998,  1997 and 1996 differs from the statutory Federal income tax rate as follows:

                                  1998          %         1997         %             1996          %
                             ---------       -----     ---------      ----       ---------      -----
Tax (benefit) provision at
  statutory rate             $ 236,702       34.00%    $ 199,268      34.0%  $    (404,703)     (34.0)%
Increase (decrease) in tax
  resulting from:
    Increase in valuation
     allowance                    --            --         --          --          211,702       17.8
    State income taxes
     net of federal
     income tax benefit         23,365        3.36        21,275       3.6            --       --
    Other                        3,517         .40         8,105       1.4         (20,799)      (1.7)
                             ---------       -----     ---------      ----       ---------      -----

                             $ 263,584       37.76%    $ 228,648      39.0%      $(213,800)     (17.9)%
                             =========       =====     =========      ====       =========      =====

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

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996

     The following table summarizes the capital thresholds for each prompt corrective action capital category. An institution's capital category is based on whether it meets the threshold for all three capital ratios within the category:

                                                                                        To be adequately
                                                                                         capitalized
                                                                                         under prompt
                                                                                          corrective
                                                            For capital                     action
                                         Actual          adequacy purposes                 provisions
                                         ------          -----------------                 ----------
                                  Amount        Ratio    Amount      Ratio             Amount          Ratio
                                  ------        -----    ------      -----             ------          -----
As of December 31, 1998:
  Total capital (to risk
   weighted assets)            $12,762,569      13.32 $ 7,660,557    8.0% or greater  $7,660,557      8.0% or greater

  Tier I capital (to risk
   weighted assets)             11,681,513      12.20%  3,830,279    4.0% or greater   3,830,279      4.0% or greater

  Tier I capital (to average
   assets)                      11,681,513       6.69%  6,982,469    4.0% or greater   6,982,469      4.0% or greater

As of December 31, 1997:
  Total capital (to risk
   weighted assets)            $12,062,756      14.99%$ 6,438,476    8.0% or greater $ 6,438,476     8.0% or greater%

  Tier I capital (to risk
   weighted assets)             11,055,454      13.73%  3,218,881    4.0% or greater   3,218,881      4.0% or greater

  Tier I capital (to average
   assets)                      11,055,454       7.77%  5,693,782    4.0% or greater   5,693,782      4.0% or greater

     Management believes, as of December 31, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996

(12) Stock Option Plans

     The Company issued stock options to certain sales representatives for their commitment in selling Federal Trust Corporation stock. These options have a strike price of $5.63 per share, as amended as a result of the 1997 stock offering, and will expire on October 26, 1999. At December 31, 1998 and 1997, options for 58,453 shares were outstanding to various sales representatives.

     Pursuant to the Company's stock option plans, certain directors have been granted options to purchase 25,000 shares at $4.00 per share not to exceed a combined total of 75,000 shares. This exercise price was established at $4.00 to reflect the market price for the Company's shares at the time the stock option plan was initially adopted on January 30, 1998. The options are exercisable from November 22, 1998 to November 22, 2008. Furthermore, pursuant to the Plan, employees of the Company were granted an incentive stock option to purchase 275,000 shares of common stock at $4.00 per share of which the President of the Company has the option to purchase 120,000 shares. The employee shares are exercisable from November 22, 1998 to November 22, 2008. The Plans were approved on May 22, 1998, and at that time the stock price had risen to $4.625. The Company is accreting the difference ratably over five years, the vesting period. Compensation cost at December 31, 1998 was $25,521. At December 31, 1998, the number of options vested and exercisable was -0-.

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its plan. Accordingly, compensation cost has been recognized for its stock option plans as noted above. Had compensation cost for the Company's stock-based compensation plans been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to pro forma amounts as indicated below:

                                1998
                                ----
Net income:
        As reported           $432,601
        Pro forma             $412,991

Earnings per share:
        As reported           $   .09
        Pro forma             $   .09

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes Option Pricing Formula with the following weighted-average assumptions used for grants in 1998, dividend yield of -0-percent; expected volatility of 50 percent; risk-free interest rates of 4.73% and 5.77% and expected lives of 7 years for the plan options.

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


     A summary of the status of the Company's stock option plan as of December 31, 1998 and 1997 and changes during the year ended on that date is presented below:

Fixed options                               1998      1997
-------------                               ----      ----

Outstanding at beginning of year:         58,453    58,453
Granted                                  350,000      --
Exercised                                   --        --
Forfeited                                   --        --
                                         -------    ------

Outstanding at end of year               408,453    58,453
                                         -------    ------

Options exercisable at year-end             --        --
                                         =======    ======

Weighted-average fair value of options
  granted during the year per share      $  1.00   $  --
                                         =======    ======


                     Number         Weighted       Weighted     Number         Weighted average
     Range of    outstanding at    remaining        average   exercisable at   exercise price at
     exercise     December 31,    contractual       exercise  December 31,       December 31,
     prices           1998            life            price      1998                1998
     ------           ----            ----            -----      ----                ----

 $4.00 - $5.63      408,453         10 years          $4.25       --                $4.25

(13)    Commitments and Related Party Transactions

     Future minimum lease payments under noncancelable leases, at December 31, 1998 are as follows:

                            Year ending
                            December 31,
                            ------------
                                1999   $332,980
                                2000    332,980
                                2001     47,041
                                       --------

Total minimum lease payments           $713,001
                                       ========

     Rent expense amounted to $298,193, $285,214 and $351,150 and for the years ended 1998, 1997 and 1996, respectively.

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996



     During 1990, the Company entered into a long-term lease obligation with John Martin Bell, wife of the former president of the Company, James T. Bell, and a stockholder and director of the Company for the use of the building in Winter Park, Florida. Rent payments in the amount of $308,233, $296,339 and $291,767 were made during the years ended December 31, 1998, 1997 and 1996, respectively.

     The Company has an operating lease with its former chairman and major stockholder relating to its main facility which minimum lease term expires in December 2000 and which contains two ten-year renewal options. During the fourth quarter of 1998, management changed its intentions with respect to the exercise of the lease renewal option and determined it was no longer probable the renewal option would be exercised as originally anticipated. As a result of such change in estimate, the remaining estimated useful life of the associated leasehold improvements has been reduced in order to amortize the remaining useful life of such leasehold improvements over the minimum lease term. Accordingly, beginning January 1, 1998, remaining leasehold improvements are being amortized over the remaining three-year period minimum lease term amounting to approximately $237,000 a year. The impact of this change in estimate on 1998 was to increase occupancy and equipment expense and decrease net income by approximately $178,000 and $111,000, respectively.


(14)    Parent Company Financial Information

     The parent company financial information is as follows at December 31, 1998 and 1997:

                            Condensed Balance Sheets
                            ------------------------

                                              1998          1997
                                              ----          ----
Assets:
  Cash, deposited with subsidiary      $ 1,352,416     1,390,821
  Prepaid expenses and other assets         88,832        41,000
  Property, plant and equipment, net       220,893       332,290
  Note receivable                           50,000        75,000
  Investment in subsidiaries            11,411,975    10,803,792
                                       -----------    ----------

                                       $13,124,116    12,642,904
                                       ===========    ==========

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


                      Condensed Balance Sheets, Continued
                      -----------------------------------

                                                                    1998            1997
                                                                    ----            ----
Liabilities and stockholders' equity:
  Accounts payable and accrued expenses                     $      2,740          72,241
                                                            ------------      ----------
Stockholders' equity:
  Common stock                                                    49,416          49,416
  Additional paid-in capital                                  15,883,053      15,857,532
  Accumulated deficit                                         (2,479,541)     (2,912,142)
  Accumulated other comprehensive income                            --           (30,035)
  Accumulated other comprehensive income-investment
   securities transferred from available for sale to held
   to maturity                                                  (331,552)       (394,109)
                                                            ------------      ----------

   Total stockholders' equity                                 13,121,376      12,570,662
                                                            ------------      ----------
                                                            $ 13,124,116      12,642,904
                                                            ============      ==========

                       Condensed Statements of Operations
     '                  ----------------------------------
                                                   1998         1997         1996
                                                   ----         ----         ----
Revenues:
  Interest and dividend income                $  52,900        5,918       17,579
  Other income                                  356,271      334,883      308,770
                                               --------     --------     --------
    Total income                                409,717      340,801      326,349
                                               --------     --------     --------

Expenses:
  Compensation                                   34,284       42,372      114,985
  Occupancy                                     420,357      343,810      442,483
  Other expense                                  88,927       67,192      382,926
                                               --------     --------     --------

      Total expenses                            543,568      453,374      940,394
                                               --------     --------     --------

      Loss before income from subsidiaries     (133,851)    (112,573)    (614,045)
(Loss) income from subsidiaries                 515,591      427,644     (362,458)
                                               --------     --------     --------
      Net income (loss) before income taxes     381,740      315,071     (976,503)
Income tax (benefit) expense                    (50,861)     (42,361)        --
                                               --------     --------     --------
      Net income (loss)                       $ 432,601      357,432     (976,503)
                                               ========     ========     ========


                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


                       Condensed Statements of Cash Flows
                       ----------------------------------

                                                                1998          1997          1996
                                                                ----          ----          ----
Cash flows provided by (used in) operating activities:
  Net income (loss)                                       $  432,601       357,432      (976,503)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Loss on disposal of premises and equipment                --            --         154,327
      Depreciation                                           111,397        69,693        59,800
      Accretion of stock option expense                       25,521          --            --
      Equity in undistributed loss (earnings)
        of subsidiaries                                     (515,591)     (427,644)      362,458
      Cash provided by (used in) changes in:
        Prepaid expenses and other assets                    (47,832)       13,999       235,883
        Investment in subsidiaries                              --      (3,700,000)    1,082,058
        Due to subsidiaries                                     --            --        (103,000)
        Accounts payable and accrued expenses                (69,501)      (41,989)      (38,244)
                                                          ----------       -------      --------
      Net cash provided by (used in) operating
        activities                                           (63,405)   (3,728,509)      776,779
                                                          ----------       -------      --------
Cash flows provided by (used in) investing activities:
  Notes receivable originated, net of repayments              25,000       230,354      (305,354)
  Purchase of property and equipment                            --            --          (4,759)
  Proceeds from sale of property and equipment                  --            --          68,191
                                                          ----------       -------      --------

    Net cash provided by (used in) investing activities       25,000       230,354      (241,922)
                                                          ----------       -------      --------



                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


                 Condensed Statements of Cash Flows, Continued
                 ---------------------------------------------

                                                            1998           1997           1996
                                                            ----           ----           ----
Cash flows (used in) provided by financing activities:
  Proceeds from sale of stock, net of issuance costs   $      --        4,773,877           --
  Repayment of debentures                                     --             --         (420,000)
                                                       -----------      ---------        -------

    Net cash (used in) provided by financing
      activities                                              --        4,773,877       (420,000)
                                                       -----------      ---------        -------
    Net increase (decrease) in cash and cash
      equivalents                                          (38,405)     1,275,722        114,857
Cash and cash equivalents at beginning of year           1,390,821        115,099            242
                                                       -----------      ---------        -------

Cash and cash equivalents at end of year               $ 1,352,416      1,390,821        115,099
                                                       ===========      =========        =======

Supplemental disclosures of non-cash transactions:
Market value adjustment -investment securities
  available for sale:
    Market value adjustments - investments                    --          (48,156)      (336,359)
    Deferred income tax asset                                 --          (18,121)      (126,135)
                                                       -----------      ---------        -------

      Unrealized loss on investment securities
        available for sale, net                        $      --          (30,035)      (210,224)
                                                       ===========      =========        =======

      Unrealized loss on investment securities
        transferred from available for sale to held
        to maturity                                    $  (531,589)      (631,889)      (715,657)
                                                       ===========      =========        =======


     The major sources of funds available to the Company for payment of dividends are dividends from the Bank. The ability of the Bank to pay dividends to the Holding Company is subject to the approval of the Office of Thrift Supervision.

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


(15)    Selected Quarterly Financial Data (Unaudited)

     Summarized quarterly financial data follows (in thousands, except for per share amounts):



                                                       Fourth quarter
                                                       --------------
                                                 1998       1997       1996
                                                 ----       ----       ----
Interest income                               $ 3,265      2,639      2,460
Net interest income                               909        824        685
Provision for loan losses                         (54)      (115)      (311)
Income (loss) before income taxes                (333)       189        361
Net income (loss)                                 195        141         16
                                              =======      =====      =====

Basic and diluted earnings (loss)
 per share   $   .04        .05        .01
                                              =======      =====      =====

                                                       Third quarter
                                                       -------------
                                                 1998       1997       1996
                                                 ----       ----       ----
Interest income                               $ 2,728      2,475      2,487
Net interest income                               914        659        742
Provision for loan losses                          45         30        441
Income (loss) before income taxes                 210        154     (1,151)
Net income (loss)                                 179         90       (737)
                                              =======      =====      =====

Basic and diluted earnings (loss) per share   $   .04        .04       (.33)
                                              =======      =====      =====

                                                       Second quarter
                                                       --------------
                                                 1998       1997       1996
                                                 ----       ----       ----
Interest income                               $ 2,468      2,495      2,432
Net interest income                               784        694        731
Provision for loan losses                          21         41        132
Income (loss) before income taxes                 142         66       (405)
Net income (loss)                                 129         25       (259)
                                              =======      =====      =====

Basic and diluted earnings (loss) per share   $   .03        .01       (.11)
                                              =======      =====      =====

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996

                                                     First quarter
                                                     -------------
                                                1998     1997      1996
                                                ----     ----      ----
Interest income                              $2,555    2,550     2,558
Net interest income                             791      827       741
Provision for loan losses                        30       (3)       18
Income (loss) before income taxes               101      177         5
Net income (loss)                               109      101         3
                                            =======    =====     =====

Basic and diluted earnings (loss) per share    $.02      .05        --
                                            =======    =====     =====

     The first three quarters have been restated to reflect the change in accounting estimates.


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

     At the discretion of the Board of Directors, the Company may make a contribution to the Plan of up to 15% of total compensation paid to employees during the year. Employees are 100% vested after five years of service. For the years ended December 31, 1998, 1997 and 1996, the Company contributed cash to the Plan of $-0-, $50,782 and $38,000, respectively.


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

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996



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

     The Bank and the Holding Company are subject to periodic examinations by the OTS. Examinations to prior years resulted in the Bank entering into a supervisory agreement in 1993 and the OTS issuing a Supervisory Order to Cease and Desist (the "Order") to both the Bank and the Holding Company in 1994. In a letter dated March 18, 1998, the OTS removed the growth restrictions placed on the Bank pursuant to Regulatory Bulletin 3b, permitting future growth of the Bank consistent with the Bank's strategic and operating plans, and safe and sound banking practices. The Order to Cease and Desist was lifted as of June 1, 1998.


(18) Credit Commitments

     The Bank has outstanding at any time a significant number of commitments to extend credit. These arrangements are subject to strict credit control assessments and each customer's credit worthiness is evaluated on a case-by-case basis. A summary of commitments to extend credit and standby letters of credit written at December 31, 1998 and 1997 are as follows:

                                              1998          1997
                                         -----------   -----------
Available lines of credit                $   681,054       306,516
                                         ===========     =========

Standby letters of credit                $      --         500,000
                                         ===========     =========

Outstanding mortgage loan commitments,
  exclusive of loans in process:
    Fixed rates                          $ 4,655,140       577,846
    Variable rates                         8,854,982     3,736,823
                                         ===========     =========
                                         $13,510,122     4,314,669
                                         ===========     =========

     Because many commitments expire without being funded in whole or part, the contract amounts are not estimates of future cash flows.

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996



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

                               Age at        Position with the               Year First              Term of
   Director's Name        January 1, 1999    Holding Company               Elected Director       Office Expires
   ---------------        ---------------    ---------------               ----------------       --------------
James V. Suskiewich                 51         President/Chairman/Director       1994                   1999
Aubrey H. Wright, Jr.               52         Sr. V.P./CFO/Director             1995                   1999
Samuel C. Certo                     51         Director                          1997                   1999
George W. Foster                    69         Director                          1997                   1999
Kenneth W. Hill                     65         Director                          1997                   1999

Directors are elected for a term of one year effective with the 1996 Annual meeting.

Information with respect to the persons who are directors or executive officers of Federal Trust, including an employment history covering the past five years is detailed in the next section, "Management of the Bank". Except as otherwise indicated, all persons named have been engaged in their principal occupations for more than the past five years.

Management of the Bank

The direction and control of the Bank is vested in its Board of Directors, who are elected by Federal Trust as the sole stockholder of the Bank. Directors are elected for a term of three years, with one-third of the directors standing for election each year.

                            Age at       Position with  Director    Expiration
           Name         January 1, 1999     the Bank      Since       of Term
           ----         ---------------     --------    --------     -------

James V. Suskiewich           51          President/      1993         2000
                                          Chairman
                                          Director

George W. Foster              69          Director        1991         2000

Aubrey H. Wright, Jr.         52          SVP and CFO/    1994         2001
                                          Director

Samuel C.  Certo              51          Director        1996         1999

Kenneth W.  Hill              65          Director        1996         1999

Louis Laubscher               55          VP and CLO       N/A          N/A


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

Mr. Wright joined the Bank as Chief Financial Officer in June, 1993 and was elected as Chief Financial Officer of the Company in April 1994. Prior to joining the Bank, Mr. Wright was President, Chief Operating Officer and director of Essex Saving Bank, F.S.B. in West Palm Beach, Florida from August, 1991 to May, 1993.

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

The following table sets forth information as of March 1, 1998 with respect to the ownership of shares of the Common Stock by directors and officers of Federal Trust, and all directors and officers as a group.

                                  Percentage of
                        Shares of  Common Stock   Options to Percentage of
                         Common     issued &      Purchase   Common Stock on a
           Name         Stock(1)  outstanding      Stock     fully diluted basis
           ----         --------  -----------    --------    -------------------
James V. Suskiewich(2)   85,580      1.73         120,000       3.89
Aubrey H. Wright, Jr     30,100       .61          70,000       1.90
George W. Foster         11,343       .23          25,000        .69
Samuel C. Certo          25,000       .51          25,000        .95
Kenneth W. Hill          25,000       .51          25,000        .95
Louis Laubscher          37,000       .75          30,000       1.27
Officers & Directors
  as a Group            228,609      4.63         340,000      10.77

(1) Except as indicated below, includes all shares of Common Stock owned by each director's spouse, or as custodian or trustee for minor children, over which shares such individuals effectively exercise sole voting and investment power.

(2) Includes 45,483 shares held as trustee under Federal Trust's ESOP with respect to which Mr. Suskiewich exercises sole voting and investment power.

Management is not aware of any contractual arrangements or any pledge of voting stock which may result in a change of control of Federal Trust.

                         ITEM 11. EXECUTIVE COMPENSATION


Summary Compensation Table

The following table sets forth, for the fiscal years ended December 31, 1998, 1997 and 1996, the total compensation paid or accrued for the Chief Executive Officer and each of the other two most highly compensated executive officers of the Company and its subsidiaries, whose aggregate salary and bonus exceeded $100,000 per year.

                                 Annual Compensation (1)

                                                                             Restricted
Name and Principal                               Directors' Other Annual        Stock
     Position          Year   Salary  Bonus (2)  Fees       Compensation(3)    Awards(4)    Options(5)
---------------------  ----   ------  ---------  ---------- ---------------  ----------     ----------

James V. Suskiewich,   1998  $145,807  $31,000   $13,750    $39,080            $22,562        120,000
     CEO of the        1997  $134,441  $41,000   $17,000    $21,446                -              -
     Company, CEO      1996  $137,409  $11,000   $13,750    $14,161                -              -
     of the Bank

Aubrey H. Wright, Jr., 1998  $ 93,254  $12,000   $11,000    $20,488            $14,321         70,000
     CFO of the        1997  $ 84,808  $18,500   $ 9,500    $ 8,291                -              -
     Company, CFO      1996  $ 79,904  $ 6,000   $ 7,250    $ 5,936                -              -
     of the Bank

Louis Laubscher,       1998  $ 77,053  $46,505      -       $ 4,049                            30,000
     VP of the Bank,   1997  $ 74,038  $29,966      -       $ 3,908                -              -
     CLO of the Bank   1996  $ 69,807  $16,848      -       $ 4,218                -              -

     (1) Includes all compensation in the year earned whether received or deferred at the election of the executive.
     (2) Includes $45,505, $28,966, and $10,848, in incentive bonuses for Mr. Laubscher based on resolutions of non-performing loans and REO, and the origination of SBA loans in 1998, 1997, and 1996, respectively.
     (3)   Includes the estimated value of:

              James V. Suskiewich    1998      1997      1996
              -------------------    ----      ----      ----
Health & Life insurance premiums   $ 4,244   $ 4,126   $ 4,454
Use of Company automobile            5,829     5,924     6,928
Social/Country Club Dues             4,531     5,600     2,779
Supplemental Retirement Plan        24,476     5,796      --
                                   -------   -------   -------
           Total:                  $39,080   $21,446   $14,161

     Aubrey H. Wright Jr              1998      1997      1996
--------------------------------   -------   -------   -------
Health & Life insurance premiums   $ 4,974   $ 5,477   $ 5,936
Supplemental Retirement Plan        15,514     2,814      --
                                   -------   -------   -------
     Total:                        $20,488   $ 8,291   $ 5,936

       Louis Laubscher                1998      1997      1996
--------------------------------   -------   -------   -------
Health & Life insurance premiums   $ 4,049   $ 3,908   $ 4,218

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

         (5) On January 30, 1998, the Board of Directors of Federal Trust adopted the 1998 Key Employee Stock Compensation Program ("Program") for the benefit of officers and other key employees of the Company. The Program is comprised of four parts: an Incentive Stock Option Plan, a Compensatory Stock Option Plan, a Stock Appreciation Rights Plan, and a Performance Plan. The Program provides for a maximum of 325,000 shares of authorized common stock to be reserved for future issuance pursuant to stock options granted under one of the four enumerated parts of the Program. The Program was subject to approval by the shareholders, which was obtained at the 1998 Annual Meeting of Shareholders. The exercise price of each option is $4.00 per share, the fair market value of the common stock on January 30, 1998 (the date of grant), based upon the "bid price" on that date. The December 31, 1998 closing price for the common stock was $2.31 per share. The stock options vest at the rate of 20% per year and a stock option may be exercised at any time on or after six months after the date of grant until ten years after the date of grant. Unless terminated, this Program shall remain in effect for a period of ten years ending on the tenth anniversary of the effective date of the Program.

All full-time salaried employees of the Company and its subsidiaries are participants in the ESOP. Executive officers of the Company are eligible to participate in the ESOP, but directors are not eligible unless they are also full-time salaried employees. A participant's interest in the ESOP is vested after five years of service and there is no vesting prior to that period of time. As of December 31, 1998, ten employees had vested interest in the ESOP. Mr. Suskiewich and Mr. Wright are now vested in the ESOP, however, Mr. Laubscher is not.

The ESOP contributions by the Company are determined annually by the Board of Directors of the Company, taking into consideration prevailing financial conditions, the Company's fiscal requirements and other factors deemed relevant by the Board. Generally, the Company may make contributions to the ESOP of up to 15% of total compensation paid to employees during the year. Each participant's contribution equals the proportion that each such participant's compensation for the year bears to the total compensation of all participants for such year. In 1997 and 1996, the Company contributed cash of $50,782, and $38,000, respectively to the ESOP; at December 31, 1998 the Company had accrued $7,200 which was contributed as cash to the ESOP in February 1999.

Options and Long-term Compensation

1993 Stock Option Plan for Directors. On May 5, 1993, the Board of Directors of the Company approved a Stock Option Plan for Directors (the "1993 Plan"). The Plan provided that a maximum of 176,968 shares of common stock (the "Option Shares") were to be made available to directors and former directors of the Company. Options for all the Option Shares were issued on May 6, 1993. The options were for a term of ten years from the date of grant. The options were issued at an exercise price of $6.40 per share determined at the time of issuance to be the fair market value of the underlying common stock subject to the option on the date the option was granted. Options held by an active director were canceled immediately if such director was removed for "cause" as defined in the 1993 Plan.

The Company issued no stock options or stock appreciation rights as compensation during the fiscal year ended December 31, 1996. On March 7, 1997, the Board of Directors of the Company rescinded the Stock Option Plan for Directors. The Company issued no stock options or stock appreciation rights as compensation during the period January 1, 1997 through March 7, 1997.

1998 Directors' Option Plan. On January 30, 1998, the Board of Directors adopted a 1998 Directors' Stock Option Plan (the "1998 Plan"). The shareholders of Federal Trust approved the 1998 Plan on May 22, 1998. The 1998 Plan authorizes the granting of non-statutory stock options (options which do not qualify as incentive stock options).

Each non-employee Director was granted an option to purchase 25,000 shares of common stock on the Effective Date (as defined in the 1998 Plan). New Directors elected or appointed to the Board of Directors of the Company or any wholly-owned subsidiary of the Company may be granted options to purchase shares of common stock, as determined by the Board of Directors in its sole discretion.

The per share exercise price at which the shares of common stock may be purchased upon exercise of a granted option will be equal to the fair market value of a share of common stock as of the date of grant. For the purposes of the 1998 Plan, the fair market value of a share of common stock shall be the closing sale price of a share of common stock on the date in question (or, if such day is not a trading day on the U.S. markets, on the nearest preceding trading day), as reported with respect to the principal market (or the composite of the markets, if more than one), or national quotation system in which such shares are then traded, or if no such closing prices are reported, the mean between the closing high bid and low asked prices of a share of common stock on the principal market or national quotation system then in use, or if no such quotations are available, the price furnished by a professional securities dealer making a market in such shares selected by the Board.

An option may be exercised at any time on or after six months after the date of grant until ten years after the date of grant. Unless terminated, the 1998 Plan shall remain in effect for a period of ten years ending on the tenth anniversary of the Effective Date.

                                                       Stock Options

                           Number of          % of Total
                          Securities          Options              Exercise                          Grant
                          Underlying          Granted to           or Base                           Date
                           Options            Employees            Price             Expiration      Present
Name                       Granted           in Fiscal Year(1)    ($/Share)(2)        Date(3)       Value
----                       -------           -----------------    ------------      ---------       -----
James V. Suskiewich        120,000                 43.6%           $4.00            10/22/08        $1.00

Aubrey H. Wright, Jr.       70,000                 25.5%           $4.00            10/22/08        $1.00

Louis Laubscher             30,000                 10.9%           $4.00            10/22/08        $1.00

       (1) A total of 275,000 options for shares were issued to employees and an additional 75,000 options were granted to non-employee directors.

       (2) The market price on the date the option plan was approved by the Board of Directors subject to stockholder approval. The plan was approved by the stockholders on May 22, 1998.

       (3) The options vest at the rate of 20% per year commencing May 22, 1998.


Director Compensation

Beginning on July 1, 1998, each director of the Company receives a quarterly fee of $750 for his service. Directors receive no per-meeting fees for either Board meetings or any meetings of committees for which they serve as members.

Report of Board of Directors

The compensation of the Company's executive officers is determined by the Company's entire Board of Directors excluding any Director who is also an executive officer. Current directors who are not executive officers are George
W. Foster, Samuel C. Certo and Kenneth W. Hill. The Chief Executive Officer (the "CEO") determines the salary range recommendations for all employees, including executives other than himself. The CEO presents these to the Board and the
Board, in turn, reviews and analyzes all information submitted to it. Thereafter, the Board determines compensation of all executive officers of the Company including the compensation of the CEO.

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

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

James V. Suskiewich, President and Chief Executive Officer of the Company and President and Chief Executive Officer of the Bank, is a member of the Company's Board of Directors and participated in deliberations of the Board of Directors regarding executive compensation. Mr. Suskiewich, however, did not participate in any deliberation regarding his own compensation or transactions.

Employment Contracts

Federal Trust and the Bank have jointly entered into employment agreements with two of their executive officers, James V. Suskiewich, President and Chief Executive Officer and Aubrey H. Wright, Chief Financial Officer. The Bank has also entered into an employment agreement with Louis Laubscher, its Vice President and Chief Loan Officer.

James V. Suskiewich. Mr. Suskiewich's agreement was significantly amended and re-executed on December 18, 1998. Pursuant to its terms, Mr. Suskiewich is to receive a base salary, plus reimbursement of reasonable business expenses. In addition, for any quarter in which the Bank's after-tax earnings are at least 0.50% of its average quarterly assets on an annualized basis, Mr. Suskiewich is to receive a bonus equal to 3% of the Bank's quarterly net, pre-tax income; Mr. Suskiewich is also entitled to discretionary performance bonuses to be paid annually for the duration of the agreement. For the year ended December 31, 1998, Mr. Suskiewich received a bonus of $31,000. In addition, he is entitled to participate in any bonus and incentive programs adopted by the Bank or the Company commensurate with his position.

The original term of Mr. Suskiewich's employment agreement was three years. Every day during the term of the agreement, the agreement automatically renews for one additional day. Therefore, at all times, Mr. Suskiewich's agreement has a three year term. Any party to the agreement may cease the automatic renewals by notifying the other party of their intent to not renew. In addition, any party may terminate the agreement by delivering to the other parties a notice of termination. The date of termination is either 60 or 90 days (depending on the reason for termination) after delivery of the notice.

Mr. Suskiewich's employment agreement provides for termination by the Bank or Company for reasons other than for "cause" and by Mr. Suskiewich for "good reason," as those terms are defined in the agreement. In the event the employment agreement is terminated by the Bank or Company for reasons other than "cause" or by Mr. Suskiewich for "good reason," he shall be entitled to severance payments. The severance payment would be in a lump sum equal to the total annual compensation for the remainder of the term of the employment agreement, the performance bonus due for the quarter of termination, an annualized portion of any long term incentives to later come due, and the amount of Mr. Suskiewich's annual club dues for the year of termination multiplied by the amount of time remaining on the term of his employment agreement.

In the event of a change in control of Federal Trust or the Bank, Mr. Suskiewich will be entitled to a special incentive bonus equal to three times his annual salary multiplied by the price/book value ratio at which Federal Trust or the Bank is acquired. Furthermore, the agreement includes a "gross up" payment clause. In the event severance payments received by Mr. Suskiewich are subject to federal excise taxes under Section 4999 of the Internal Revenue Code of 1986, the Bank or the Company shall increase Mr. Suskiewich's severance payment so that the net proceeds from such payments will equal the amount of severance payments due to Mr. Suskiewich under the terms of the agreement.

The employment agreement also permits Mr. Suskiewich to terminate his employment voluntarily. In the event of voluntary termination, except as previously described herein, all rights and benefits under the contract shall immediately terminate upon the effective date of such termination.

Aubrey H. Wright. Mr. Wright's employment agreement became effective on September 1, 1995 and had an original term of three years. By September 15 of each subsequent year, the Bank and Federal Trust are to review Mr. Wright's performance to determine whether the term of the agreement should be extended for an additional year. Under the agreement, Mr. Wright is entitled to receive a base salary, plus reimbursement of reasonable business expenses. In addition, for any quarter in which the Bank meets the "Well Capitalized" definition under federal banking regulations and its quarterly after-tax earnings are at least 0.50% of its average quarterly assets on an annualized basis, Mr. Wright is to receive a bonus equal to 1% of the Bank's quarterly net, pre-tax income; Mr. Wright is also entitled to discretionary performance bonuses payable annually for the duration of the agreement. For the year ended December 31, 1998, Mr. Wright received a bonus of $12,000. Additionally, Mr. Wright is also entitled to participate in any bonus and incentive programs adopted by the Bank or the Company and commensurate with his position.

In the event Mr. Wright's employment is terminated for reasons other than for "just cause" or he terminates his employment for "good reason," as those terms are defined in his employment agreement, he shall receive as a severance payment the total annual compensation due for the remainder of the term of his employment agreement. In the event of a change in control of Federal Trust or the Bank, Mr. Wright will be entitled to a special incentive bonus equal to his annual salary then in effect, multiplied by the price/book value ratio at which the Bank or Federal Trust is acquired. However, if he accepts employment with the acquiror, Mr. Wright shall instead receive a bonus of 50% of his salary then in effect, multiplied by the price/book value ratio at which the Bank or Federal Trust is acquired.

The employment agreement permits Mr. Wright to terminate his employment voluntarily. In the event of voluntary termination, except as previously described herein, all rights and benefits under the contract shall immediately terminate upon the effective date of such termination.

Louis Laubscher. Mr. Laubscher's employment agreement became effective on February 1, 1999. The agreement replaces a previous Employee Severance Agreement between Mr. Laubscher and the Bank. Under the terms of the employment agreement, Mr. Laubscher is entitled to receive a base salary, plus reimbursement of reasonable business expenses. He is also entitled to discretionary performance bonuses payable annually for the duration of the agreement and to participate in any bonus and incentive programs adopted by the bank and commensurate with his position. For the year ended December 31, 1998, Mr. Laubscher received a performance bonus of $46,505.

The original term of Mr. Laubscher's employment agreement was one year. Every day during its term, the agreement automatically renews for one additional day. Therefore, at all times during its term, Mr. Laubscher's agreement has a one year term. Either party to the agreement may cease the automatic renewals by notifying the other party of their intent to not renew. In addition, either party may terminate the agreement by delivering the other party a notice of termination. A termination is effective 30 days after delivery of the notice.

Mr. Laubscher's employment agreement provides for termination by the Bank for reasons other than for "just cause," as well as by Mr. Laubscher for "good reason," as those terms are defined in the employment agreement. In the event Mr. Laubscher's employment agreement is terminated by the Bank for reasons other than for "just cause" or by Mr.
Laubscher for "good reason," he would be entitled to severance payments.

In the event severance payments are due, Mr. Laubscher will be entitled to a sum equal to two times his annual base salary and any bonus he would have been entitled to under the agreement. In the event of termination due to a change in control, he will be entitled to a sum equal to his annual base salary and any bonus he would have been entitled to under the agreement. Mr. Laubscher will receive these sums in semi-monthly instalments. Furthermore, for the longer of one year or the remaining term of the agreement, the Bank is to maintain in full force and effect any benefit plans or programs Mr. Laubscher was entitled to participate in at the time of his termination.

In addition, the agreement permits Mr. Laubscher to terminate his employment voluntarily. In the event of voluntary termination, except as previously described herein, all rights and benefits under the contract shall immediately terminate upon the effective date of such termination.

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

                                                Amount and Nature of  Percent of
              Beneficial Owner                  Beneficial Ownership    Class
              ----------------                  --------------------    -----

  William R. Hough & Co.                              492,241(1)        9.96
   100 Second Avenue South, Suite 800
   St. Petersburg, Florida 33701

  Directors and Executive Officers as a Group         228,609           4.63
  (6 persons)

-----------------------
(1) Includes 247,641 shares owned by WRH Mortgage, Inc. and 244,600 shares owned by William R. Hough & Co.

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


             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                          TRANSACTIONS WITH MANAGEMENT

Indebtedness of Management

In 1994 the Board of Directors of the Company and the Bank amended their loan policies with regard to loans to directors, officers and employees. The current policy is generally not to make loans to directors and officers. Any loans that are made, however, will require approval of a majority of the disinterested directors of the company making the loan. The Bank is also subject to the provisions of Section 22(h) of the Federal Reserve Act. Any credit extended by the Bank to directors, executive officers and, to the extent otherwise permitted, principal shareholders, or any affiliates thereof must be: (i) on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions by the Bank with non-affiliated parties and (ii) not involve more than the normal risk of repayment or present other unfavorable features.

As of December 31, 1998, neither the Company nor the Bank had any loans outstanding to directors or executive officers. The Bank, however, did have $737,472 in commercial loans to Morrone, Smoker and Grill, Inc., whose President Jack L. Morrone is the brother-in-law of the Company's former Chairman and Chief Executive Officer. Mr. Morrone is considered to be an "affiliate", as that term is defined by SEC regulations. This largest outstanding balance during 1998 was $324,585. As of February 28, 1999 the balance was $318,395.

Transactions With Certain Related Persons

Effective January 1, 1990, John Martin Bell, a former director and former major shareholder of the Company and the wife of the former Chairman of the Board of the Company, as lessor, and the Company, as lessee, entered into a triple net lease (the "Lease"), pursuant to which the Company leased from Mrs. Bell 3,953 square feet of office space located at 1211 Orange Avenue, Winter Park, Florida (the "Premises"). The term of the Lease was two (2) years. Effective January 1, 1991, the Lease was amended to increase the term from December 31, 1991 to December 31, 2000. The square footage leased by the Company increased to 11,393 square feet. On November 11, 1991, the Company and Ms. Bell terminated the Lease and executed a new triple net lease (the "New Lease"), pursuant to which the Company has leased 13,305 square feet in the Premises. The term of the New Lease runs until December 31, 2000. The New Lease will automatically be extended for two (2) consecutive periods of ten (10) years each unless the Company elects to terminate the New Lease pursuant to the notice provisions in the New Lease prior to the expiration of the ten year lease period. Effective July 15, 1992, the New Lease was modified to reduce the amount of space leased to 12,392 square feet and to decrease the annual rental by $49,510 to $240,686. Effective June 6, 1994, the New Lease was modified to decrease the annual rent for the years 1993 and 1994 to $216,984 and $223,552, respectively. Effective June 1, 1995, the New Lease was modified to increase the amount of space leased to 13,305 square feet. The rent for 1996 through the end of the New Lease term will be the preceding year's rent increased by the Consumer Price Index Escalation, provided however, that in no event shall the rent increase be less than 3% or more than 6%. The Company believes that the terms of this transaction are no less favorable to the Company than transactions obtainable from unaffiliated parties. When a transaction involves the Company and an officer, director, principal shareholder or affiliate, the policy of the Company is that the transaction will be on terms no less favorable to the Company than could be obtained from an unaffiliated party. Any such transactions must be approved in advance by a majority of independent and the disinterested directors.

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












             [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK.]

                                     PART IV


        ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
                                    FORM 8-K

(a)    List of Documents filed by Registrant as part of this report:

Financial Statements. Financial statements of Registrant included herein for the year ended December 31, 1998.

   o    Independent Auditors' Report

   o    Consolidated Balance Sheets at December 31, 1998 and 1997

   o Consolidated Statements of Operations for each of the years in the three year period ended December 31, 1998

   o Consolidated Statements of Cash Flows for each of the three years in the three year period ended December 31, 1998

   o Consolidated Statement of Stockholders' Equity and Comprehensive Income for each of the three years in the three year period ended December 31, 1998

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

        March 30, 1999                       FEDERAL TRUST CORPORATION


                                                  By /s/ Aubrey H. Wright
                                                     -----------------------
                                                         Aubrey H. Wright
                        Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ James V. Suskiewich       Chairman of the Board and          March 30, 1999
-----------------------
James V. Suskiewich           President

/s/ Aubrey H. Wright, Jr      Director                           March 30, 1999
------------------------
Aubrey H. Wright, Jr.

/s/ Samuel C. Certo           Director                           March 30, 1999
-------------------
Samuel C. Certo

/s/ Kenneth W. Hill           Director                           March 30, 1999
-------------------
Kenneth Hill

/s/ George W. Foster          Director                           March 30, 1999
---------------------------
George Foster




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

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

    Consolidated Statements of Stockholders' Equity and Comprehensive Income

     For each of the years in the three year period ended December 31, 1998


                                                                  Unrealized
                                                                     gain -
                                                                   reclass-                   Additional                   Treasury
                                                   Comprehensive   ification       Common      paid-in    Accumulated       stock,
                                                       income        amount        stock       capital      deficit        at cost
                                                       ------        ------        -----       -------      -------        -------
Balances at December 31, 1995                                                      22,565    11,143,659   (2,249,701)      (76,525)
Comprehensive income:
  Net loss                                            (976,503)                      --           --        (976,503)         --
Other comprehensive income, net of tax:
  Unrealized loss associated with
    investment securities
    transferred from available for
    sale to held to maturity                          (553,923)                      --           --            --            --
  Amortization of unrealized loss on
    securities held to maturity                         65,280                       --           --            --            --
  Gross unrealized gain on securities                               557,304
      Add: reclassified adjustment for
        losses in net income                                         12,344
                                                                     ------
        Net unrealized gain on securities              569,648                       --           --            --            --
                                                       -------
Comprehensive income                                $ (895,498)
                                                    ==========
                                                                                   ------    ----------   ----------       -------

Balances at December 31, 1996                                                      22,565    11,143,659   (3,226,204)      (76,525)
Proceeds from sale of 2,701,619 shares of
  common stock                                                                     26,851     4,713,873         --          76,525
Loss on treasury stock included in above
  stock sale                                                                         --            --        (43,370)         --
Comprehensive income:
  Net income                                           357,432                       --           --         357,432          --
  Other comprehensive income, net of tax:
    Amortizaiton of unrealized loss on
      securities held to maturity                       94,534                       --           --            --            --
    Gross unrealized gain on securities                              54,564
      Add: reclassified adjustment for losses
        included in net income                                      125,625
                                                                    -------
          Net unrealized gain on securities            180,189                       --           --            --            --
                                                       -------
Comprehensive income                                   632,155
                                                       =======

Balances at December 31, 1997                                                      49,416    15,857,532   (2,912,142)         --
                                                                                   ------    ----------   ----------       -------
Accretion of stock options for stock compensation
  program                                                                            --          25,521         --            --
Comprehensive income:
  Net income                                           543,943                       --           --         543,934          --
  Other comprehensive income, net of tax:
    Amortization of unrealized loss on securities
      held to maturity                                  62,557                       --           --            --            --
    Gross unrealized gain on securities                              20,090
      Add: reclassified adjustment for losses
        included in net income                                        9,945
                                                                      -----
             Net unrealized gain on securities          30,035                       --           --            --            --
                                                        ------
Comprehensive income                                   636,526
                                                       =======
                                                                                   ------    ----------   ----------       -------
Balances at December 31, 1998                                                      49,416    15,883,053   (2,368,208)         --

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

    Consolidated Statements of Stockholders' Equity and Comprehensive Income

     For each of the years in the three year period ended December 31, 1998



                                                     Accumulated
                                                       other          Total
                                                    comprehensive  stockholder's
                                                       income         equity
                                                       ------         ------
Balances at December 31, 1995                           (779,872)     8,060,126
Comprehensive income:
  Net loss                                                 --         (976,503)
Other comprehensive income, net of tax:
  Unrealized loss associated with
    investment securities
    transferred from available for
    sale to held to maturity                           (553,923)       (55,923)
  Amortization of unrealized loss on
    securities held to maturity                           65,280         65,280
  Gross unrealized gain on securities
      Add: reclassified adjustment for
        losses in net income

        Net unrealized gain on securities                569,648        569,648

Comprehensive income

                                                        -------       ---------

Balances at December 31, 1996                           (698,867)     7,164,628
Proceeds from sale of 2,701,619 shares of
  common stock                                              --        4,817,249
Loss on treasury stock included in above
  stock sale                                                --         (43,370)
Comprehensive income:
  Net income                                                --          357,432
  Other comprehensive income, net of tax:
    Amortizaiton of unrealized loss on
      securities held to maturity                          94,534         94,534
    Gross unrealized gain on securities
      Add: reclassified adjustment for losses
        included in net income

          Net unrealized gain on securities              180,189        180,189

Comprehensive income


Balances at December 31, 1997                           (424,144)    12,570,662
                                                        --------      ---------
Accretion of stock options for stock compensation
  program                                                --              25,521
Comprehensive income:
  Net income                                             --             543,934
  Other comprehensive income, net of tax:
    Amortization of unrealized loss on securities
      held to maturity                                    62,557         62,557
    Gross unrealized gain on securities
      Add: reclassified adjustment for losses
        included in net income

             Net unrealized gain on securities           30,035          30,035

Comprehensive income

                                                       --------       ---------
Balances at December 31, 1998                          (331,552)     13,232,709