Form 10-Q
period 1999-03-31
FEDERAL TRUST CORP
filed 1999-05-14
CIK 842640

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                           For the Three Months Ended:
================================================================================

                                 March 31, 1999

                             Commission File Number:
================================================================================

                                    33-27139
                            FEDERAL TRUST CORPORATION
             (Exact name of registrant as specified in its charter)

               Florida                                    59-2935028
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

  Common Stock, par value $.01 per share                    4,941,547
  --------------------------------------         ----------------------------
               (class)                           Outstanding at March 31,1999


================================================================================

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES


                                      INDEX


PART I.      FINANCIAL INFORMATION

    Item 1.      Financial Statements
                                                        Page
        Consolidated Condensed Balance Sheets (unaudited)
             March 31, 1999 and December 31, 1998..........................    3

        Consolidated Condensed Statements of Operations for the
             Three months ended March 31, 1999 and 1998 (unaudited)........    4

        Consolidated Condensed Statements of Cash Flows for the
             Three months ended March 31, 1999 and 1998 (unaudited)........    5

        Notes to Consolidated Condensed Financial Statements (unaudited)... 6-12

    Item 2.      Management's Discussion and Analysis of
                    Financial Condition  and Results of Operations.........13-21

PART II.         OTHER INFORMATION

    Signatures.............................................................   22


                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Consolidated Condensed Balance Sheets
                        March 31, 1999 December 31, 1998
                     Assets                                                                       (unaudited)
Cash                                                                     $   1,974,172        2,117,564
Interest bearing deposits                                                    3,115,847        5,047,869
Investment securities held to maturity                                       6,493,863        6,468,411
Loans receivable, net (net of allowance for loan losses of
      $1,191,075 in 1999 and $1,136,056 in 1998)                           159,945,697      151,764,284
Loans held for sale (market value at March 31, 1999 of $757,545)               757,545          303,950
Accrued interest receivable - Loans                                            910,031          949,185
Accrued interest receivable - Securities                                        73,242          138,654
Notes Receivable                                                                50,000           50,000
Federal Home Loan Bank of Atlanta stock, at cost                             1,725,000        1,725,000
Real Estate owned, net                                                         947,375        1,107,295
Property and equipment, net                                                    917,039          990,330
Prepaid expenses and other assets                                               78,572          806,318
Executive supplemental income plan-cash surrender
      value life insurance policies                                          2,514,588        2,490,319
Deferred income taxes                                                          341,039          506,144
                                                                         -------------      -----------
                     Total                                               $ 179,844,010      174,465,323
                                                                         =============      ===========

                   Liabilities and Stockholders' Equity

Deposit accounts                                                         $ 140,262,766      129,292,337
Official Checks                                                              1,326,690        2,103,387
Federal Home Loan Bank advances                                             23,500,000       28,500,000
Advance payments for taxes and insurance                                       863,415          607,144
Accrued expenses and other liabilities                                         564,703          841,079
                                                                         -------------      -----------

                     Total Liabilities                                   $ 166,517,574      161,343,947
                                                                         -------------      -----------

Stockholders' equity
Commonstock,  $.01 par value, 5,000,000 shares
      authorize 4,941,547 shares
      issued and outstanding at March 31,1999
      and December 31, 1998                                                     49,416           49,416
Additional paid-in capital                                                  15,893,990       15,883,053
Accumulated deficit                                                         (2,301,291)      (2,479,541)
Accumulated other comprehensive loss                                          (315,679)        (331,552)
                                                                         -------------      -----------


                     Total Stockholders' Equity                          $  13,326,436       13,121,376
                                                                         -------------      -----------

                     Total Liabilities and Stockholders' Equity          $ 179,844,010      174,465,323
                                                                         =============      ===========

See accompanying Notes to Consolidated Condensed Financial Statements

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                 Consolidated Condensed Statements of Operations

                 For Three Months Ended March 31, 1999 and 1998
                                   (Unaudited)

                                                        Three Months
                                                       Ended March 31,

                                                     1999          1998
                                                     ----          ----

Interest income:
  Loans                                           $2,967,828    2,401,931
  Securities                                          65,147       81,699
  Interest-bearing deposits and other                 75,638       71,254
                                                  ----------   ----------
         Total interest income                     3,108,613    2,554,884
                                                  ----------   ----------

Interest expense:
  Deposit accounts                                 1,635,863    1,426,197
  Federal Home Loan Bank advances & other
       borrowings                                    352,947      337,768
                                                  ----------   ----------
         Total interest expense                    1,988,810    1,763,965
                                                  ----------   ----------

Net interest income                                1,119,803      790,919
  Provision for loan losses                           60,000       30,000
                                                  ----------   ----------
Net interest income after provision                1,059,803      760,919
                                                  ----------   ----------
Other income:
  Fees and service charges                            35,335       33,536
  Gain on sale of assets                             140,445       10,260
  Other miscellaneous                                105,067       80,571
                                                  ----------   ----------
         Total other income                          280,847      124,367
                                                  ----------   ----------

Other expenses:
  Employee compensation & benefits                   588,482      347,896
  Occupancy and equipment                            208,703      137,970
  Data processing expense                             37,760       23,025
  Professional fees                                   47,345       40,491
  FDIC Insurance                                      27,540       80,624
  Other miscellaneous                                167,400      109,252
                                                  ----------   ----------
         Total other expense                       1,077,230      739,258
                                                  ----------   ----------

Net income before income tax                         263,420      146,028
  Income tax expense                                  85,171       54,465
                                                  ----------   ----------
Net income                                        $  178,249       91,563
                                                  ==========   ==========

Per share amounts:
  Earnings per share                                     .04          .02
  Cash dividends per share                              0.00         0.00
  Weighted average number of shares outstanding    4,941,547    4,941,547



    See accompanying Notes to Consolidated Financial Statements.

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                 Consolidated Condensed Statements of Cash Flows

               For the Three Months Ended March 31, 1999 and 1998
                                   (Unaudited)

                                                                                  1999             1998
                                                                                  ----             ----

    Cash flows from operating activities:
      Net income                                                            $    178,249          91,563
      Adjustments to reconcile net income to net cash flows from operations:
      Depreciation & amortization of property & equipment                         96,269          33,361
      Amort. (net) of premiums, fees & disc. on loans & securities                91,986         104,530
      Provision for loan losses                                                   60,000          30,000
      Gain on sale of assets                                                    (140,445)        (10,260)
      Accretion of stock option expense                                           10,937            --
      Deferred Income Taxes                                                      165,105          55,500
      Executive supplemental income plan                                         (24,269)       (130,203)
      Cash provided by (used for) changes in:
        Accrued interest receivable                                              104,566          51,094
        Prepaid expenses & other assets                                          727,746          95,746
        Official checks                                                         (776,697)        (70,635)
        Accrued expenses & other liabilities                                    (276,376)        (50,257)
                                                                            ------------    ------------
             Net cash provided by operating activities                           217,071         200,439
                                                                            ------------    ------------

    Cash flows from investing activities:
      Acquisition of office properties and equipment                             (22,978)        (17,790)
      Proceeds collected from loan sales                                       7,903,003       1,125,328
      Reimbursement of real estate owned costs                                    57,392          16,668
      Addition to real estate owned                                               91,580         159,509
      Proceeds from sale of real estate owned                                    184,869            --
      Principal collected on loans                                            10,280,721       7,498,144
      Loans originated or purchased                                          (27,013,772)    (15,272,552)
                                                                            ------------    ------------
        Net cash (used in) investing activities                               (8,519,185)     (6,490,693)
                                                                            ------------    ------------

    Cash flows from financing activities:

      Increase in deposits, net                                               10,970,429       2,341,101
      Increase (decrease) in Federal Home Loan Bank advances                  (5,000,000)      2,550,000
      Net increase in advance payments by borrowers for taxes & insurance        256,271         341,507
                                                                            ------------    ------------
        Net cash provided by financing activities                              6,226,700       5,232,608
                                                                            ------------    ------------

    (Decrease) in cash and cash equivalents                                   (2,075,414)     (1,057,646)
    Cash and cash equivalents at beginning of period                           7,165,433       4,002,050
                                                                            ------------    ------------
    Cash and cash equivalents at end of period                              $  5,090,019       2,944,404
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

The Holding Company's primary investment is the ownership of the Bank. The Bank is primarily engaged in the business of attracting deposits from the general public and using these funds with advances from the Federal Home Loan Bank of Atlanta ("FHLB") to originate one-to-four family residential mortgage loans, residential consumer loans, multi-family loans, and to a lesser extent, commercial real estate related SBA loans and consumer loans, and also fund bulk purchases of one-to-four family residential mortgage loans.

The consolidated condensed balance sheets as of March 31, 1999 and December 31, 1998, and the consolidated condensed statements of operations for the three month periods ended March 31, 1999 and 1998, and the cash flows for the three month periods ended March 31, 1999 and 1998, include the accounts and operations of Federal Trust and all subsidiaries. All material intercompany accounts and transactions have been eliminated.

In the opinion of management of the Company, the accompanying consolidated condensed financial statements contain all adjustments (principally consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1999, the results of operations for the three month periods ended March 31, 1999 and 1998, and cash flows for the three month periods ended March 31, 1999 and 1998. The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10 - K for the year ended December 31, 1998.

2. Summary of Significant Accounting Policies

Comprehensive Income:
In June 1997, the Financial Accounting Standards Board established Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. This Statement requires that an enterprise classify items or other comprehensive income by nature in a financial statement, and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a balance sheet. The Company adopted this Statement effective January 1, 1998. The Company's other comprehensive loss is the unrealized loss on investment securities available for sale. Total comprehensive income for the three month period ended March 31, 1999 was $194,122 as compared to the three period ended March 31, 1998 of $120,080 .

3. New Accounting Pronouncements

In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedge Activities" (FASB 133). This standard, which is effective for all fiscal quarters and all fiscal years beginning after June 15, 1999, requires all derivatives be measured at fair value and be recognized as assets and liabilities in the statement of financial position. FASB 133 sets forth the accounting for changes in fair value of a derivative depending on the intended

(continued)
                                        6

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

        Notes to Consolidated Condensed Financial Statements (unaudited)


use and designation of the derivative. Implementation of FASB 133 is not expected to have a significant impact on the financial position or results of operations of the Company.

In October 1998, the FASB issued Financial Accounting Standards No. 134, "Accounting for Mortgage- Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." This statement requires that, after the securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage backed security as a trading security. The statement is effective for the first fiscal quarter beginning after December 15, 1998. The Company does not expect the adoption of this standard to have any impact on its consolidated statements.

4. Loans

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

At March 31, 1999, impaired loans amounted to $2.0 million as compared to $2.2 million at March 31, 1998. Included in the allowance for loan losses is $248 thousand related to the impaired loans as compared to $311 thousand at March 31, 1998. The Company measures impairment on collateralized loans using the fair value of the collateral, and on unsecured loans using the present value of expected future cash flows discounted at the loan's effective interest rate.

In the first three months of 1999, the average recorded investment in impaired loans was $2.0 million and $15,062 of interest income was recognized on loans while they were impaired. All of this income was recognized using a cash basis method of accounting.

5. Allowance for Losses

The following is an analysis of the activity in the allowance for loan losses for the periods presented:

                                                    Three Months
                                                   Ended March 31,
                                                   ---------------

                                                  1999         1998
                                                  ----         ----

      Balance at beginning of period        $  1,136,056       1,110,521
      Provision for loan losses                   60,000          30,000
      Less Charge-offs                             9,239            --
      Plus recoveries                              4,258           5,639
                                            ------------    ------------
      Balance at end of period              $  1,191,075       1,146,160
                                            ============    ============

      Loans Outstanding                     $160,703,242     128,097,403
Ratio of charge-offs to Loans Outstanding           .006%         - 0 -%
Ratio of allowance to Loans Outstanding              .74%            .89%


(continued)
                                        7

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

        Notes to Consolidated Condensed Financial Statements (unaudited)


A provision for loan losses is generally charged to operations based upon management's evaluation of the potential losses in its loan portfolio. During the quarter ended March 31, 1999, management made a provision of $60,000 based on its evaluation of the loan portfolio, as compared to the provision of $30,000 made in the quarter ended March 31, 1998. Although the amount of loans outstanding increased, the level of the allowance for losses decreased as a percentage of loans outstanding, however the dollar amount of the allowance increased during the quarter. The increase in the provision for the quarter was the result of the increase in the amount of loans outstanding during the quarter. Management believes that the allowance is adequate, primarily as a result of the improving quality of the loans in the portfolio and the change in the composition of the portfolio to a higher percentage of residential single family home loans.

6. Supplemental Disclosure of Cash Flow and
   Non-Cash Investing and Financing Activities

                                                                    Three Months Ended March 31,
                                                                        1999          1998
Cash paid during the period for:
     Interest expense                                                 $ 769,832      822,541
     Income taxes                                                     $    --           --

Supplemental disclosure of non-cash transactions:
Real estate acquired in settlement of loans                           $  91,580      159,509
Market Value adjustment - investment securities available for sale:
        Market value adjustment - investments                         $    --        (27,219)
        Deferred income tax asset                                     $    --        (10,243)
                                                                      ---------     --------
           Unrealized loss on investment securities
               available for sale, net                                $    --        (16,976)

        Unrealized loss on investment securities transferred
           from available for sale to held to maturity                $(506,138)    (607,105)
        Deferred income tax asset                                     $(190,459)    (228,454)
                                                                      ---------     --------

           Unrealized loss on investment securities transferred
               from available for sale to held to maturity            $(315,679)    (378,651)
                                                                      =========     ========

7.       Real Estate Owned, Net

The following is an analysis of the activity in real estate acquired through foreclosure for the periods ended:

                                         Three Months
                                        Ended March 31,
                                        1999           1998
Balance at beginning of period   $ 1,107,295    $ 1,389,900
Acquired through foreclosure          91,580        159,509
Add: Capitalized costs               (57,392)       (16,668)
Less: Sale of real estate            184,869           --
Less: Chargeoffs                       9,239           --
                                 -----------    -----------
Balance at end of period         $   947,375    $ 1,532,741
                                 ===========    ===========



(continued)
                                        8

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

        Notes to Consolidated Condensed Financial Statements (unaudited)


8.     Investment Securities
                                                 At March 31, 1999
                                                 -----------------
                                             Book Value   Market Value
                                             ----------   ------------
Held to maturity:
FHLB Floating Rate Note, 3.71% due 7/30/03   $6,493,863    6,538,438
                                             ==========   ==========

Available for sale:
None                                               --           --
                                             ==========   ==========

The Company's investment in obligations of U.S. government agencies consists of one dual indexed bond issued by the Federal Home Loan Bank. At March 31, 1999, the bond had a market value of $6,538,438 and gross unrealized pretax losses of $461,562. The bond has a par value of $7,000,000 and pays interest based on the difference between two indices. The one bond held at March 31, 1999, pays interest at the 10-year constant maturity treasury ("CMT") rate less six month LIBOR rate plus a contractual amount of 4.0%. During the quarter ended March 31, 1999, the Bank did not purchase or sell any bonds.

9.     Advances from Federal Home Loan Bank

The following is an analysis of the advances from the Federal Home Loan Bank:

                    Amounts Outstanding at March 31, 1999:

Maturity Date                Rate     Amount       Type
-------------                ----     ------       ----

12/01/99                     5.09%   5,000,000   Fixed rate
12/02/99                     5.30%   3,500,000   Variable rate
12/10/99                     4.98%   5,000,000   Fixed rate
12/01/00                     5.09%   5,000,000   Fixed rate
03/05/01                     5.96%   5,000,000   Fixed rate
                             -----   ---------   -------------

                  Total      5.28% $23,500,000
                             ====  ===========

Variable rate advances reprice daily and may be repaid at any time without penalty. Fixed rate advances incur a prepayment penalty if repaid prior to maturity, and the interest rate is fixed for the term of the advance.

                    Amounts Outstanding at:

                    Month-end                  Rate               Amount
                    ---------                  ----               ------

                    1/31/99                    5.14%            $ 34,000,000
                    2/28/99                    5.23%              24,500,000
                    3/31/99                    5.28%              23,500,000

The maximum amount of borrowings outstanding at any month end during the three period ended March 31, 1999, was $34,000,000. During the three month period ended March 31, 1999, average advances outstanding totaled $27.4 million at an average rate of 5.15%.

Advances from the FHLB are collateralized by a blanket pledge of eligible assets in an amount required to be maintained so that the estimated value of such eligible assets exceeds at all times, approximately 133% of the outstanding advances, and a pledge of all FHLB stock owned by the Bank.

(continued)
                                        9

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

        Notes to Consolidated Condensed Financial Statements (unaudited)


10.     Supervision

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

On October 3, 1994, Federal Trust and the Bank voluntarily entered into individual Cease and Desist Orders (collectively, the "Orders") with the OTS. The Bank Order superseded a prior Supervisory Agreement with the OTS. Under the Holding Company's Order, Federal Trust: (i) could not request dividends from the Bank without written permission from the OTS; (ii) was required to reimburse the Bank for the Holding Company's expenses; (iii) had to develop a Management Services Agreement with the Bank which provides for the reimbursement for employees who work for both the Bank and the Holding Company; (iv) had to appoint a Compliance Committee to report to the Board of Directors as to the Holding Company's compliance with the Order; and (v) was required to report to the OTS on a quarterly basis the Holding Company's compliance with the Order.

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

11.     Branching

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


12.     Stock Options

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

The Program was subject to approval by the shareholders, which was obtained at the 1998 Annual Meeting of Shareholders. The exercise price of each option is $4.00 per share, the fair market value of the common stock on January 30, 1998 (the date of grant), based upon the "bid price" on that date. At March 31, 1999, the closing price for the common stock was $2.69 per share.

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

1998 Directors Stock Option Plan. At the 1998 Annual Meeting of Shareholders, the shareholders approved the 1998 Directors Stock Option Plan ("Directors'

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

        Notes to Consolidated Condensed Financial Statements (unaudited)


Plan"). Only non-employee directors are eligible to participate in the Directors' Plan. Each member of the Board of current Directors was granted a single non-statutory option to purchase 25,000 shares of common stock at $4.00, the fair market price on the effective date of the Directors' Plan (January 30, 1998, the date the stock options were granted, subject to shareholder approval). At March 31, 1999, the closing price for the common stock was $2.69 per share.

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

The Company's net earnings were positively affected by the increase in its net interest income during the first quarter of 1999. As a result of the intense competition in the Orlando market the Company has had to pay higher rates on deposits to keep its existing customers and attract new money in its effort to increase assets. As a result, the increase in the Company's net interest income has been negatively affected to an extent. Should interest rates increase, earnings would be adversely affected in the short run since the adjustments on the ARM loans lag the movement in interest rates by approximately two months. Earnings have been negatively affected somewhat by the increase in loan payoffs the Company has experienced, as customers refinance their mortgages at lower rates.

Total interest income increased in the first quarter. The decline in long term interest rates that occurred during 1998 has resulted in a lower level of mortgage loan rates which has resulted in an increase in the number of loans prepaying as individuals refinance to take advantage of the lower rates. During 1998, this increased the write-off of the premiums that the Company has paid in the past when purchasing loans, which results in a lower yield on the loan portfolio. During the first quarter of 1999 the write-off of premiums abated somewhat and was $12,500 less than the write-off in first quarter of 1998. As long as refinancings continue there is the possibility that earnings could be adversely affected to some degree by the premium write-offs.

The Company has increased its additions to the loss reserves in 1999 due to a higher level of loans outstanding, resulting from the growth the Company has experienced since the removal of the regulatory growth restriction in March 1998. Although management believes that the level of non-performing assets should decease somewhat in future periods, unforeseen economic conditions and other circumstances beyond the Company's control could result in material additions to the loss reserves in future periods if the level of non-performing assets increases. The Company does anticipate additions to the loss reserves in future periods as part of the normal course of business, since the Company's assets, consisting primarily of loans, are continually evaluated and the loss allowances are adjusted to reflect the losses in the portfolio on an ongoing basis. During the quarter ended March 31, 1999, the Company did make an addition to its loan loss reserves based on its evaluation of the loan portfolio and the increase in size of the loan portfolio.

The Company is projecting an operating profit for the fiscal year 1999, due to the decrease in non-performing loans and the additional capital raised during the fourth quarter of 1997, which has provided the Company the capital resources it needs to grow now that the regulatory growth restriction has been removed. However, should interest rates rise during the remainder of the year or non-performing assets increase due to unforeseen circumstances, the Company earnings could be adversely affected.

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

The Company's one year GAP position at December 31, 1998, the most recent report available, was -45%, as compared to -1% at December 31, 1997. The primary reason for the increase in the one year GAP has been the growth experienced by the Company during the year. The increases in assets and liabilities have not had the same maturities or adjustment dates which has resulted in an increase in the Company's negative GAP position. In addition, the Company's bond portfolio which had shorter adjustment periods has decreased through maturities and sales. The Company continues to sell fixed rate loans as they are originated but has increased its holdings of fixed rate loans overall during 1998 as a result of loans purchased. As interest rates declined in 1998 the Company's net interest spread in percentage terms decreased primarily as a result of the increase in prepayments on mortgage loans resulting from lower mortgage rates which has increased the amount of the write-off of the premiums paid for the loans, which results in a lower yield on the loan portfolio and this trend has continued in 1999, although the Company experienced a reduction in the write-off of premiums in the first quarter of 1999 as compared to the first quarter of 1998. In the terms of dollars, the Company's net interest income has increased as a result of the growth in the loan portfolio and the decrease in non-performing loans.

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

The following table sets forth information about rates and yields:

                                                                Yields and Rates at
                                                             March 31,   December 31,  March 31,
                                                               1999         1998        1998
                                                               ----         ----        ----
  Yields on:
     Loan portfolio                                            7.52%        7.70%       7.82%
     Other interest-earning assets                             4.97%        4.15%       4.09%
                                                               ----         ----        ----
       Interest-earning assets                                 7.35%        7.37%       7.42%

  Cost of:
     Deposits                                                  4.94%        5.36%       5.42%
     FHLB advances and other interest-bearing liabilities      5.15%        5.79%       5.91%
                                                               ----         ----        ----
       Interest-bearing liabilities                            4.97%        5.44%       5.50%

Interest rate spread                                           2.38%        1.93%       1.92%
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

During the three month period ended March 31, 1999, the Company used funds primarily from principal collected on loans, $10,280,721; proceeds from loan sales, $7,903,003; increases in net deposits, $10,970,429; and a decrease in cash, $2,075,414, to fund the origination and purchase of loans, $27,013,772; and a decrease in FHLB advances, $5,000,000. As of March 31, 1999, the Company had outstanding FHLB advances of $23,500,000. Management believes that in the future funds will be obtained from the above sources.

At March 31, 1999, loans-in-process, or closed loans scheduled to be funded over a future period of time, totaled $8,433,344. Loans committed including loans to be purchased, but not closed, totaled $7,450,860 and available lines of credit totaled $571,163. During the three month period ended March 31, 1999, the Company acquired $18.0 million in primarily domestic residential mortgage loans. The Company anticipates that other loan acquisitions will occur in the future. Funding for these amounts is expected to be provided by the sources described above.

The last dividend paid to stockholders was on November 14, 1994. Due to the net losses that were incurred by the Company in 1995 and 1996, no additional dividends have been declared. The Board of Directors suspended the payment of dividends for calendar years 1995 through 1998. The Company does not anticipate the payment of dividends during 1999. Instead, earnings are being reinvested to provide for additional growth of the Bank. The payment of dividends in subsequent years will depend on general economic conditions, the overall performance of the Company, and the capital needs of the Company and the Bank.

Liquidity

OTS regulations require the Bank to maintain a daily average balance of liquid assets equal to a specified percentage (currently 4%) of net withdrawable deposit accounts and borrowings payable in one year or less. Generally, the Bank's management seeks to maintain its liquid assets at comfortable levels above the minimum requirements imposed by the OTS. At March 31, 1999, average liquidity was 7.53%.

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

Regulatory Enforcement Action

Since October of 1994, Federal Trust and the Bank have been operating under individual cease and desist orders (collectively, the "Orders") which were voluntarily entered into, with the OTS. The Bank Order superseded a prior Supervisory Agreement with the OTS. See Item 9 of Notes to Consolidated Condensed Financial Statements for a full discussion of the Orders. In addition to the Orders, the Bank was placed under growth restrictions which has had a negative impact on the Company's earnings.

On December 4, 1997, Federal Trust successfully completed its Rights and Community Offering. Federal Trust, in turn, infused $3.7 million in capital to the Bank which is again considered to be "well capitalized" under regulations of the Federal Deposit Insurance Corporation.

In December 1997, the Bank formally requested that the OTS remove the growth restrictions. In January 1998, management followed up with a request that the OTS rescind the Orders against the Holding Company and the Bank. On March 13, 1998, the OTS officially rescinded the growth restrictions against the Bank and on June 1, 1998, the Orders against Federal Trust and the Bank were rescinded.

Capital Requirements

The Bank is required to meet certain minimum regulatory capital requirements. The following table presents a summary of the capital requirements for adequately capitalized banks, the Bank's capital and the amounts in excess as of March 31, 1999:

                                  At March 31, 1999
                                  -----------------

                            Tier I                Risk-Based
                            ------                ----------
                                 (Dollars in Thousands)

                                 Percent                 Percent
                      Amount    of Assets     Amount    of Assets
                      ------    ---------     ------    ---------

Regulatory Capital   $11,908      6.62%      $13,050      12.99%
Requirement            7,196      4.00%        8,035       8.00%
                     -------      ----       -------      -----
Excess               $ 4,712      2.62%      $ 5,015       5.21%

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

Impact of Accounting Requirements

In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedge Activities" (FASB 133). This standard, which is effective for all fiscal quarters and all fiscal years beginning after June 15, 1999, requires all derivatives be measured at fair value and be recognized as assets and liabilities in the statement of financial position. FASB 133 sets forth the accounting for changes in fair value of a derivative depending on the intended use and designation of the derivative. Implementation of FASB 133 is not expected to have a significant impact on the financial position or results of operations of the Company.

In October 1998, the FASB issued Financial Accounting Standards No. 134, "Accounting for Mortgage- Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." This statement requires that, after the securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage backed security as a trading security. The statement is effective for the first fiscal quarter beginning after December 15, 1998. The Company does not expect the adoption of this standard to have any impact on its consolidated statements.

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

The Fiserv Orlando service bureau has been expending significant resources in addressing the Year 2000 issue since 1997. It has completed the evaluation phase on all its systems and has completed the renovation phase on ten of its eleven systems. The testing phase and implementation phase has been completed on eight systems, and all systems are scheduled to be finished with the testing and implementation phases by June 30, 1999. On November 8, 1998, the Company participated in the test of the primary Fiserv system and has received a report that states that the testing was successful and the remediated software has been implemented.

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

(continued)
                                       19

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                  Item 2. Management's Discussion and Analysis
                 of Financial Condition and Results of Operation


While the testing and implementation phases continue on the affected systems, the Company developed its contingency plans in the fourth quarter of 1998 which the OTS reviewed as part of their Year 2000 examination in January 1999. The Company tested the plan during the first quarter of 1999 and the results were satisfactory. The contingency plan provides for the manual capture of data and the manual updating of the deposit, loan, and general ledger accounts. In addition, the plan provides for utilizing the services of the Federal Reserve and the FHLB by telephone.

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

Results of Operations

Comparison of the Three-Month Periods Ended March 31, 1999 and 1998

General. The Company had a net profit for the three-month period ended March 31, 1999 of $178,249 or $.04 per share, compared to a net profit of $91,563 or $.02 per share for the same period in 1998. The increase in the net profit was due primarily to an increase in net interest income, an increase in other income, offset partially by an increase in other expense.

Interest Income and Expense. Interest income increased by $553,729 to $3,108,613 for the three-month period ended March 31, 1999 from $2,554,884 for the same period in 1998. Interest income on loans increased to $2,967,828 in 1999 from $2,401,931 in 1998, primarily as a result of an increase in the average amount of loans outstanding, offset partially by a decrease in the average yield earned on loans. The decrease in the average yield earned on loans is the result of the overall decrease in loan rates and higher prepayments on mortgage loans resulting in the expensing of premiums that were paid on many of the loans when purchased. Interest income on the securities portfolio decreased by $16,552 for the three-month period ended March 31, 1999 over the same period in 1998, as a result of a decrease in the amount of securities owned. Other interest and dividends increased $4,384 during the same three-month period in 1999 from 1998, as a result of an increase in the average volume of other interest-bearing assets. Management expects the rates earned on the portfolio to fluctuate with general market conditions.

Interest expense increased to $224,845 during the three-month period ended March 31, 1999 from $1,763,965 for the same period in 1998 due to an increase in the amount of deposits offset partially by a decrease in the rates paid. Interest on deposits increased to $1,635,863 in 1999 from $1,426,197 in 1998, primarily as a result of an increase in the amount of deposits, and interest on FHLB advances increased to $352,947 in 1999 from $337,768 in 1998, primarily as a result of an increase in the average amount of advances outstanding. Management expects to continue to use FHLB advances as a liability management tool.

Provisions for Loan Losses. A provision for loan losses is generally charged to operations based upon management's evaluation of the losses in its loan

(continued)
                                       20

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                  Item 2. Management's Discussion and Analysis
                 of Financial Condition and Results of Operation


portfolio. During the first quarter, management made a provision for loan losses of $60,000 based on its evaluation of the loan portfolio, which was an increase of $30,000 from the same period in 1998. The primary reason for the increased provision was the growth in loan portfolio during the first quarter. There were recoveries of $4,258 during the three-month period ended March 31, 1999, as compared to net recoveries of $5,639 during the three-month period ended March 31, 1998. Total non-performing loans at March 31, 1999, were $1,685,647 compared to $1,767,936 at March 31, 1998. The allowance for loan losses at March 31, 1999 was $1,191,075 or 71% of non-performing loans and .74% of net loans outstanding, versus $1,146,160 at March 31, 1998, or 65% of non-performing loans and .89% of net loans outstanding.

Total Other Income. Other income increased from $124,367 for the three-month period ended March 31, 1998, to $280,847 for the same period in 1999. The increase in other income was due to an increase of $130,185 in gains on the sale of assets, an increase of $24,496 in other miscellaneous income, and an increase of $1,799 in fees and service charges. The increase in gains on assets sold was the result of an increase in the amount of loans sold during the period. The increase in other miscellaneous income was attributable primarily to increased other loan income, resulting from increased originations of loans. Fees and service charges increased primarily because of an increase in servicing fees on loans, and increased fees on deposit accounts.

Total Other Expense. Other expense increased to $1,077,230 for the three-month period ended March 31, 1999, from $739,258 for the same period in 1998. Compensation and benefits increased to $588,482 in 1999, from $347,896 in 1998 due to an increase in staff, primarily in the loan department, but also from an increase of employees in September to staff the new branch in Sanford. Occupancy and equipment expense increased by $70,733 in 1999, to $208,703 due to increases in office building rent and maintenance expenses, the opening of the new branch in Sanford, and the opening of a loan production office in New Smyrna Beach. Data Processing expense increased by $14,735 due to an increase in the number of accounts and the opening of the Sanford Branch. Professional fees increased by $6,854, as a result increased professional and regulatory fees, resulting primarily from the growth of the Company. FDIC Insurance expense decreased by $53,084, as a result of a decrease in the amount of premium paid on deposits by the Bank to the FDIC, offset partially by the growth of deposits in the Company. The decrease in the FDIC premium was the result of the Bank's improved examination rating. Other miscellaneous expense increased by $58,148 due primarily to increases in loan expenses related to the increased number of loans originated by the Company, and an increase in REO expenses.

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                           PART II. OTHER INFORMATION


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             FEDERAL TRUST CORPORATION
                                             (Registrant)


Date:     May 13 , 1999                      By:   /s/ Aubrey H. Wright, Jr.
     ------------------                            -------------------------
                                                   Aubrey H. Wright, Jr.
                                                   Chief Financial Officer and
                                                   duly authorized Officer of
                                                   the Registrant