Form 10-Q
period 1999-06-30
FEDERAL TRUST CORP
filed 1999-08-12
CIK 842640

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

   For the Three Months Ended:                  Commission File Number:
   ---------------------------                  -----------------------
         June 30, 1999                                  33-27139


                            FEDERAL TRUST CORPORATION
             (Exact name of registrant as specified in its charter)

             Florida                                 59-2935028
 ---------------------------                  -----------------------
(State or other jurisdiction                     (I.R.S. Employer
        of incorporation)                       Identification No.)


                               1211 Orange Avenue
                           Winter Park, Florida 32789
                           --------------------------

                    (Address of principal executive offices)
                  Registrant's telephone number: (407) 645-1201
                  ---------------------------------------------

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

               YES     X          NO

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

   Common Stock, par value $.01 per share                      4,947,911
   --------------------------------------            ---------------------------
                 (class)                             Outstanding at June 30,1999

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES


                                      INDEX


PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements                                           Page
                                                                         ----

  Consolidated Condensed Balance Sheets (unaudited)
      June 30, 1999 and December 31, 1998.............................      3

  Consolidated  Condensed  Statements  of  Operations  for the
      Three and Six months  ended June 30, 1999 and 1998 (unaudited)..      4

  Consolidated Condensed  Statements of Cash Flows for the Six
      months ended June 30, 1999 and 1998 (unaudited).................      5

  Notes to Consolidated Condensed Financial Statements (unaudited)...  6 - 12

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.................................. 13 - 23

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders..........      24

Signatures...........................................................      25

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Consolidated Condensed Balance Sheets
                                                                      June 30, 1999   December 31, 1998
                                                                      -------------   -----------------
                   Assets                                                    (unaudited)
Cash                                                                 $   1,986,043        2,117,564
Interest bearing deposits                                                1,565,046        5,047,869
        Investment securities held to maturity                           6,519,989        6,468,411
        Loans receivable, net (net of allowance for loan losses of
      $1,272,435 in 1999 and $1,136,056 in 1998)                       181,052,964      151,764,284
Loans held for sale (market value at June 30, 1999 of $6,670,601)        6,670,601          303,950
Accrued interest receivable - Loans                                      1,139,653          949,185
Accrued interest receivable - Securities                                   137,648          138,654
Notes receivable                                                            50,000           50,000
Federal Home Loan Bank of Atlanta stock, at cost                         1,875,000        1,725,000
Real estate owned, net                                                     389,532        1,107,295
Property and equipment, net                                                870,449          990,330
Prepaid expenses and other assets                                          808,379          806,318
Executive supplemental income plan-cash surrender
   value life insurance policies                                         2,541,180        2,490,319
Deferred income taxes                                                      259,100          506,144
                                                                     -------------      -----------
   Total                                                             $ 205,865,584      174,465,323
                                                                     =============      ===========

   Liabilities and Stockholders' Equity

Deposit accounts                                                     $ 140,971,750      129,292,337
Official checks                                                          1,777,337        2,103,387
Federal Home Loan Bank advances                                         37,500,000       28,500,000
   Other borrowings                                                     10,000,000             --
   Advance payments for taxes and insurance                              1,275,600          607,144
Accrued expenses and other liabilities                                     736,328          841,079
                                                                     -------------      -----------

   Total Liabilities                                                 $ 192,261,015      161,343,947
                                                                     -------------      -----------

Stockholders' equity
   Common stock,  $.01 par value,  5,000,000 shares  authorized;
   4,947,911 shares issued and outstanding at June 30,1999
   and 4,941,547 at December 31, 1998                                       49,479           49,416
Additional paid-in capital                                              15,922,365       15,883,053
Accumulated deficit                                                     (2,067,892)      (2,479,541)
   Accumulated other comprehensive loss                                   (299,383)        (331,552)
                                                                     -------------      -----------


   Total Stockholders' Equity                                        $  13,604,569       13,121,376
                                                                     -------------      -----------

   Total Liabilities and Stockholders' Equity                        $ 205,865,584      174,465,323
                                                                     =============      ===========

See accompanying Notes to Consolidated Condensed Financial Statements.

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                 Consolidated Condensed Statements of Operations

              For Three and Six Months Ended June 30, 1999 and 1998
                                   (Unaudited)

                                                          Three Months               Six Months
                                                         Ended June 30,        Ended June 30, 1999
                                                         --------------        -------------------

                                                       1999         1998         1999         1998
                                                       ----         ----         ----         ----

 Interest income:
    Loans                                          $3,211,812    2,467,994    6,179,640    4,869,925
    Securities                                         65,275       89,742      130,422      171,441
    Interest-bearing deposits and other                68,390       70,399      144,028      141,653
                                                   ----------    ---------    ---------    ---------
    Total interest income                           3,345,477    2,628,135    6,454,090    5,183,019
                                                   ----------    ---------    ---------    ---------

 Interest expense:
    Deposit accounts                                1,646,041    1,473,633    3,281,904    2,899,830
    Federal Home Loan Bank advances & other
        borrowings                                    406,068      370,128      759,015      707,896
                                                   ----------    ---------    ---------    ---------
         Total interest expense                     2,052,109    1,843,761    4,040,919    3,607,726
                                                   ----------    ---------    ---------    ---------

Net interest income                                 1,293,368      784,374    2,413,171    1,575,293
   Provision for loan losses                           90,000       20,648      150,000       50,648
                                                   ----------    ---------    ---------    ---------
Net interest income after provision                 1,203,368      763,726    2,263,171    1,524,645
                                                   ----------    ---------    ---------    ---------
 Other income:
   Fees and service charges                            32,740       39,387       68,075       72,923
   Rents                                                 --          5,698         --          5,698
   Gain on sale of assets                             120,587      159,370      263,032      169,630
   Other miscellaneous                                153,035       72,985      258,102      153,556
                                                   ----------    ---------    ---------    ---------
        Total other income                            308,362      277,440      589,209      401,807
                                                   ----------    ---------    ---------    ---------

 Other expenses:
   Employee compensation & benefits                   623,342      402,288    1,211,824      750,184
   Occupancy and equipment                            229,746      143,026      438,449      280,996
   Data processing expense                             43,294       24,469       81,054       47,494
   Professional fees                                   70,069       53,266      118,014       93,757
   FDIC Insurance                                      29,315       80,644       56,855      161,268
   Loss on sale of investment securities                 --          9,945         --          9,945
   Other miscellaneous                                212,053      141,004      379,453      250,256
                                                   ----------    ---------    ---------    ---------
      Total other expense                           1,208,419      854,642    2,285,649    1,593,900
                                                   ----------    ---------    ---------    ---------

Net income before income tax                          303,311      186,524      566,731      332,552
   Income tax expense                                  69,911       74,812      155,082      129,277
                                                   ----------    ---------    ---------    ---------
Net income                                         $  233,400      111,712      411,649      203,275
                                                   ==========    =========    =========    =========
Per share amounts:
   Basic and diluted Earnings per share                   .05          .02          .08          .04
   Weighted average number of shares outstanding    4,943,645    4,941,547    4,942,602    4,941,547


 See accompanying Notes to Consolidated Financial Statements.


                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                 Consolidated Condensed Statements of Cash Flows

                 For the Six Months Ended June 30, 1999 and 1998
                                   (Unaudited)

                                                                                   1999            1998
                                                                                   ----            ----

 Cash flows from operating activities:
    Net income                                                               $    411,649         203,275
    Adjustments to reconcile net income to net cash flows from operations:
    Depreciation & amortization of property & equipment                           194,163          66,906
    Amort. (net) of premiums, fees & disc. on loans & securities                  220,764         247,653
    Provision for loan losses                                                     150,000          60,000
    Gain on sale of assets                                                       (263,032)       (159,685)
    Accretion of stock option expense                                              39,375           3,646
    Deferred income taxes                                                         247,044         132,301
    Executive supplemental income plan                                            (50,861)     (1,368,781)
    Cash provided by (used for) changes in:
         Accrued interest receivable                                             (189,462)        (10,885)
         Prepaid expenses & other assets                                           (2,061)        106,866
         Official checks                                                         (326,050)        (38,425)
         Accrued expenses & other liabilities                                    (104,751)         30,049
                                                                              -----------     -----------
              Net cash provided by operating activities                           326,778        (727,080)
                                                                              -----------     -----------

Cash flows from investing activities:
    Acquisition of office properties and equipment                                (74,282)        (61,558)
    Purchase of Federal Home Loan Bank of Atlanta stock                          (150,000)           --
    Proceeds collected from loan sales                                          9,557,010       3,112,210
    Reimbursement of real estate owned costs                                      113,130          16,668
    Addition to real estate owned                                                 195,231            --
    Proceeds from sale of real estate owned                                       782,597         509,014
    Proceeds from securities available for sale                                      --         3,340,055
    Principal collected on loans                                               20,928,253      18,552,719
    Loans originated or purchased                                             (66,640,930)    (33,562,444)
                                                                              -----------     -----------
         Net cash (used in) investing activities                              (35,288,991)     (8,093,336)
                                                                              -----------     -----------

Cash flows from financing activities:

    Increase in deposits, net                                                  11,679,413       5,178,761
    Increase in Federal Home Loan Bank advances                                 9,000,000       3,050,000
    Increase in other borrowings                                               10,000,000            --
    Net increase in advance payments by borrowers for taxes & insurance           668,456         862,168
                                                                              -----------     -----------
      Net cash provided by financing activities                                31,347,869       9,090,929
                                                                              -----------     -----------

    Increase in cash and cash equivalents                                      (3,614,344)        270,513
    Cash and cash equivalents at beginning of period                            7,165,433       4,002,050
                                                                              -----------     -----------
    Cash and cash equivalents at end of period                               $  3,551,089       4,272,563
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

The Holding Company's primary investment is the ownership of the Bank. The Bank is primarily engaged in the business of attracting deposits from the general public and using these funds with advances from the Federal Home Loan Bank of Atlanta ("FHLB") to originate one-to-four family residential mortgage loans, residential consumer loans, multi-family loans, and to a lesser extent, commercial real estate related SBA loans and consumer loans and also fund bulk purchases of one-to-four family residential mortgage loans.

The consolidated condensed balance sheets as of June 30, 1999 and December 31, 1998, and the consolidated condensed statements of operations for the three and six month periods ended June 30, 1999 and 1998, and the cash flows for the six month periods ended June 30, 1999 and 1998, include the accounts and operations of Federal Trust and all subsidiaries. All material intercompany accounts and transactions have been eliminated.

In the opinion of management of the Company, the accompanying consolidated condensed financial statements contain all adjustments (principally consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1999, the results of operations for the three and six month periods ended June 30, 1999 and 1998, and cash flows for the six month periods ended June 30, 1999 and 1998. The results of operations for the six month period ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10 - K for the year ended December 31, 1998.

2. Summary of Significant Accounting Policies

Comprehensive Income:
In June 1997, the Financial Accounting Standards Board established Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. This Statement requires that an enterprise classify items or other comprehensive income by nature in a financial statement, and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a balance sheet. The Company adopted this Statement effective January 1, 1998. The Company's other comprehensive loss is the unrealized loss on investment securities available for sale. Total comprehensive income for the three and six month periods ended June 30, 1999 was $249,696 and $443,818, respectively, as compared to the three and six month periods ended June 30, 1998 of $143,863 and $263,943, respectively.

3. New Accounting Pronouncements

In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedge Activities" (FASB 133). This standard, which is effective for all fiscal quarters and all fiscal years beginning after June 15, 1999, requires all derivatives be measured at fair value and be recognized as assets and liabilities in the statement of financial position. FASB 133 sets forth the accounting for changes in fair value of a derivative depending on the intended use and designation of the derivative. Implementation of FASB 133 is not expected to have a significant impact on the financial position or results of operations of the Company. In June 1999, the Financial Accounting Standards Board issued FASB 137, "Accounting for Derivative Instruments and Hedge Activities - Deferral of The Effective Date of FASB 133", which is a one year deferral of the application of FASB 133. FASB 133 shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.

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

At June 30, 1999, impaired loans amounted to $1.5 million as compared to $2.1 million at June 30, 1998. Included in the allowance for loan losses is $208 thousand related to the impaired loans as compared to $312 thousand at June 30, 1998. The Company measures impairment on collateralized loans using the fair value of the collateral, and on unsecured loans using the present value of expected future cash flows discounted at the loan's effective interest rate.

In the first six months of 1999, the average recorded investment in impaired loans was $1.7 million and $19,403 of interest income was recognized on loans while they were impaired. All of this income was recognized using a cash basis method of accounting.

                 A summary of loans receivable at June 30, 1999
                      and Decmeber 31, 1998 is as follows:

                                                        June 30, 1999  December 31, 1998
                                                        -------------  -----------------

Mortgage Loans:
     Permanent conventional:
          Commercial                                       13,522,338    14,883,511
          Residential                                     160,501,845   130,448,017
          Residential Construction                         22,633,483    11,518,308
                                                          -----------   -----------

               Total Mortgage Loans                       197,575,813   156,849,836

     Commercial loans                                            --         354,686
     Consumer loans                                         1,166,005       998,826
     Lines of credit                                        1,168,449     1,242,968
                                                          -----------   -----------

               Total loans receivable                     198,992,120   159,446,316

Net premium on mortgage loans purchased                     1,729,558     1,374,559


Deduct:
     Unearned loan orgination fees, net of direct loan
          origination costs                                     9,587        27,171
     Undisbursed portion of loans in process               11,716,091     7,589,414
     Allowance for loan losses                              1,272,435     1,136,056
                                                          -----------   -----------

          Loans receivable, net                           187,723,565   152,068,234
                                                          ===========   ===========

5. Allowance for Losses

The following is an analysis of the activity in the allowance for loan losses for the periods presented:

                                                       Three Months                           Six Months
                                                       Ended June 30,                       Ended June 30,
                                                       --------------                       --------------

                                                  1999                1998             1999              1998
                                                  ----                ----             ----              ----

Balance at beginning of period              $   1,191,075         1,146,160         1,136,056         1,110,521
Provision for loan losses                          90,000            20,648           150,000            50,648
Less Charge-offs                                  (12,681)          (39,458)          (21,920)          (39,458)
Plus recoveries                                     4,041             2,850             8,299             8,489
                                            -------------         ---------         ---------         ---------
Balance at end of period                    $   1,272,435         1,130,200         1,272,435         1,130,200
                                            =============         =========         =========         =========

Loans Outstanding                           $ 187,723,565       133,429,833       187,723,565       133,429,833
Ratio of charge-offs to Loans Outstanding            .002%             .002%             .004%             .006%
Ratio of allowance to Loans Outstanding               .68%              .85%              .68%              .85%

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

        Notes to Consolidated Condensed Financial Statements (unaudited)

A provision for loan losses is generally charged to operations based upon management's evaluation of the potential losses in its loan portfolio. During the quarter ended June 30, 1999, management made a provision of $90,000 based on its evaluation of the loan portfolio, as compared to the provision of $20,648 made in the quarter ended June 30, 1998. Although the dollar amount of the allowance increased during the quarter, the level of the allowance for losses decreased as a percentage of loans outstanding. The increase in the provision for the quarter was the result of the increase in the amount of loans outstanding during the quarter. Management believes that the allowance is adequate, primarily as a result of the improving quality of the loans in the portfolio and the change in the composition of the portfolio to a higher percentage of residential single family home loans.


6.   Supplemental  Disclosure of Cash Flow and Non-Cash  Investing and Financing
     Activities

                                                                          Six Months Ended June 30,
                                                                           1999           1998
                                                                           ----           ----
Cash paid during the period for:
       Interest expense                                               $ 1,573,541      1,718,731
       Income taxes                                                   $      --             --

Supplemental disclosure of non-cash transactions:
Real estate acquired in settlement of loans                           $   195,231        211,223
Market Value adjustment - investment securities available for sale:
    Market value adjustment - investments                             $      --             --
    Deferred income tax asset                                         $      --             --
                                                                      -----------      ---------
      Unrealized loss on investment securities
        available for sale, net                                       $      --             --

    Unrealized loss on investment securities transferred
        from available for sale to held to maturity                   $  (480,011)      (582,773)
    Deferred income tax asset                                         $  (180,628)      (219,297)
                                                                      -----------      ---------

      Unrealized loss on investment securities transferred
        from available for sale to held to maturity                   $  (299,383)      (363,476)
                                                                      ===========      =========

7. Real Estate Owned, Net

The following is an analysis of the activity in real estate acquired through foreclosure for the periods ended:

                                          Three Months                   Six Months
                                         Ended June 30,                Ended June 30,
                                         --------------                --------------
                                      1999          1998            1999           1998
                                      ----          ----            ----           ----
Balance at beginning of period   $   947,375    $ 1,532,741      1,107,295      1,389,900
Acquired through foreclosure         103,651         51,714        195,231        211,223
Add: Capitalized costs               (55,738)       (69,353)      (113,130)       (86,021)
Less: Sale of real estate           (597,728)      (439,661)      (782,597)      (439,661)
Less: Chargeoffs                      (8,028)        (9,352)       (17,267)        (9,352)
                                 -----------    -----------        -------      ---------
Balance at end of period         $   389,532    $ 1,066,089        389,532      1,066,089
                                 ===========    ===========        =======      =========

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

        Notes to Consolidated Condensed Financial Statements (unaudited)

8. Investment Securities
                                               At June 30, 1999
                                               ----------------
                                            Book Value    Market Value
                                            ----------    ------------
Held to maturity:
FHLB Floating Rate Note, 3.71% due 7/30/03   $6,519,989    6,621,563
                                              ==========    =========

Available for sale:
                  None                             --           --
                                              ==========    =========

The Company's investment in obligations of U.S. government agencies consists of one dual indexed bond issued by the Federal Home Loan Bank. At June 30, 1999, the bond had a market value of $6,621,563 and gross unrealized pretax losses of $378,437. The bond has a par value of $7,000,000 and pays interest based on the difference between two indices. The one bond held at June 30, 1999, pays interest at the 10-year constant maturity treasury ("CMT") rate less six month LIBOR rate plus a contractual amount of 4.0%. During the quarter ended June 30, 1999, the Bank did not purchase or sell any bonds.

9. Advances from Federal Home Loan Bank and Other Borrowings

The following is an analysis of the advances from the Federal Home Loan Bank:

Amounts Outstanding at June 30, 1999:

Maturity Date   Rate         Amount        Type
-------------   ----         ------        ----

12/01/99        5.09%      5,000,000   Fixed rate
12/02/99        5.20%     17,500,000   Variable rate
12/10/99        4.98%      5,000,000   Fixed rate
12/01/00        5.09%      5,000,000   Fixed rate
03/05/01        5.96%      5,000,000   Fixed rate
                ----     -----------

     Total      5.24%    $37,500,000
                ====     ===========

Variable rate advances reprice daily and may be repaid at any time without penalty. Fixed rate advances incur a prepayment penalty if repaid prior to maturity, and the interest rate is fixed for the term of the advance.

                     Amounts Outstanding at:

                     Month-end  Rate         Amount
                     ---------  ----         ------

                     4/30/99    5.22%      $ 33,500,000
                     5/31/99    5.19%        32,000,000
                     6/30/99    5.24%        37,500,000

The maximum amount of borrowings outstanding at any month end during the three month period ended June 30, 1999, was $37,500,000. During the three and six month periods ended June 30, 1999, average advances outstanding totaled $21.1 and $19.2 million at average rates of 5.23% and 5.19%, respectively.

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

At June 30, 1999, the Company had other borrowings of $10,000,000 outstanding at an interest rate of 8.77%, collateralized by $15,360,107 in mortgage loans. This borrowing was outstanding for 30 days and was paid off on July 30, 1999.

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

Following the completion of the Rights and Community Offering in December 1997, the Company formally requested that the OTS remove the growth restrictions which it had been operating under since the entry of the Bank's Order. In January 1998, management followed up with a request that the OTS rescind Federal Trust's and the Bank's Orders. The OTS officially rescinded the growth restrictions on March 13, 1998, and the respective Orders were rescinded on June 1, 1998.

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

        Notes to Consolidated Condensed Financial Statements (unaudited)


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

12. Subsidiaries

On May 19, 1999, Federal Trust Bank incorporated a new subsidiary, Vantage Mortgage Service Center, Inc. (VMSC). On June 1, 1999, Federal Trust Corporation acquired the fixed assets, consisting of furniture, fixtures and equipment, of Vantage Mortgage Associates, Inc., a non-affiliated company, located in Gainesville, Florida for 6,364 shares of Federal Trust Corporation common stock. The fixed assets were contributed by Federal Trust Corporation to Federal Trust Bank, who in turn contributed the fixed assets to VMSC. VMSC is engaged primarily in the origination and sale of residential mortgage loans and all of the officers and employees of Vantage Mortgage Associates, Inc. accepted employment with VMSC.

13. Stock Options

Stock Options for Stock Sales. In connection with the 1993 Private Placement Offering and the 1990 Public Offering, the Holding Company issued stock options to acquire 58,453 shares of common stock to certain sales representatives for their commitment to sell common stock in the respective offerings. The options have a strike price of $5.63 per share and will expire on October 26, 1999. At June 30, 1999, none of the stock options had been exercised. The stock options have an anti-dilutive provision which adjusts the strike price in the event of a stock split or a stock sale wherein the purchase price is less than the strike price.

1998 Key Employee Incentive Stock Compensation Program. On January 30, 1998, the Board of Directors of Federal Trust adopted the 1998 Key Employee Stock Compensation Program ("Program") for the benefit of officers and other key employees. The Program comprises four parts: an Incentive Stock Option Plan, a Compensatory Stock Option Plan, a Stock Appreciation Rights Plan, and a Performance Plan. The Program provides for a maximum of 325,000 shares of authorized common stock to be reserved for future issuance pursuant to stock options granted under one of the four enumerated parts of the Program.

The Program was subject to approval by the shareholders, which was obtained at the 1998 Annual Meeting of Shareholders. The exercise price of each option is $4.00 per share, the fair market value of the common stock on January 30, 1998 (the date of grant), based upon the "bid price" on that date. At June 30, 1999, the closing price for the common stock was $2.81 per share.

The stock options granted to the following officers and key employees are "Incentive Stock Options." For financial reporting purposes, there will be no charge to the income of the Company in connection with the grant or exercise of the stock option.

                                                 Number of Shares
                                                     Subject to
    Name                  Title                   Options Granted
    ----                  -----                   ---------------

James V. Suskiewich   President/CEO                   120,000
Aubrey H. Wright      Senior Vice President/CFO        70,000
Louis E. Laubscher    Vice President/CLO               30,000
Jennifer B. Brodnax   Vice President/Operations        15,000
Kevin L. Kranz        Vice President/Loan Servicing    15,000
Thomas J. Punzak      Treasurer                        15,000
                                                      -------

                                            Total     265,000
                                                      =======

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

1998 Directors Stock Option Plan. At the 1998 Annual Meeting of Shareholders, the shareholders approved the 1998 Directors Stock Option Plan ("Directors' Plan"). Only non-employee directors are eligible to participate in the Directors' Plan. Outside directors, Dr. Samuel C. Certo, Kenneth W. Hill and George W. Foster, were each granted a single non-statutory option to purchase 25,000 shares of common stock at $4.00, the fair market price on the effective date of the Directors' Plan (January 30, 1998, the date the stock options were granted, subject to shareholder approval). At June 30, 1999, the closing price for the common stock was $2.81 per share.

New Directors elected or appointed by the Board of Directors of Federal Trust or any wholly-owned subsidiary of the Company may be granted stock options to purchase shares of common stock, as determined by the Board of Directors in its sole discretion. The per share exercise price at which the shares of common stock may be purchased upon exercise of a granted stock option will be equal to the fair market value of a share of common stock as of the date of grant. For purposes of this Plan, the "fair market value" of a share of common stock shall be the closing price of a share of common stock on the date in question (or, if such day is not a trading day on the U.S. markets, on the nearest preceding trading day), as reported with respect to the principal market (or the composite of the markets, if more than one), or national quotation system in which such shares are then traded, or if no such closing prices are reported, the mean between the closing high bid and low asked prices of a share of common stock on the principal market or national quotation system then in use, or if no such quotations are available, the price furnished by a professional securities dealer making a market in such shares selected by the Board.

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

The Company's net earnings were positively affected by the increase in its net interest income during the second quarter of 1999. As a result of the intense competition in the Orlando market, the Company has had to pay higher rates on deposits to keep its existing customers and attract new money in its effort to increase assets. As a result, the increase in the Company's net interest income has been negatively affected to an extent. Should interest rates increase, earnings would be adversely affected in the short run since the adjustments on the ARM loans lag the movement in interest rates by approximately two months. The increase in loan payoffs that the Company had experienced during 1998 and the first quarter of 1999, as customers refinanced their mortgages at lower rates, declined to normal levels during the second quarter of 1999 as the interest rates on mortgage loans increased, which had a positive effect on earnings.

Total interest income increased in the second quarter. The decline in long term interest rates that occurred during 1998 has resulted in a lower level of mortgage loan rates which has resulted in an increase in the number of loans prepaying as individuals refinance to take advantage of the lower rates. During 1998, this increased the write-off of the premiums that the Company has paid in the past when purchasing loans, which results in a lower yield on the loan portfolio. During the second quarter of 1999, the write-off of premiums returned to more normal levels, as mortgage loan rates increased, and was $14,300 less than the write-off in second quarter of 1998. Should the interest rates on mortgage loans decline again in the future, earnings could be adversely affected to some degree by increased premium write-offs should the mortgage loans held by the Company experience higher prepayments.

The Company has increased its additions to the loss reserves in 1999 due to a higher level of loans outstanding, resulting from the growth the Company has experienced since the removal of the regulatory growth restriction in March 1998. Although management believes that the level of non-performing assets should decrease somewhat in future periods, unforeseen economic conditions and other circumstances beyond the Company's control could result in material additions to the loss reserves in future periods if the level of non-performing assets increases. The Company does anticipate additions to the loss reserves in future periods as part of the normal course of business, since the Company's assets, consisting primarily of loans, are continually evaluated and the loss allowances are adjusted to reflect the losses in the portfolio on an ongoing basis. During the quarter ended June 30, 1999, the Company did make an addition to its loan loss reserves based on its evaluation of the loan portfolio and the increase in size of the loan portfolio.

The Company is expecting an operating profit for the fiscal year 1999, due to the decrease in non-performing loans and the additional capital raised during the fourth quarter of 1997, which has provided the Company the capital resources it needs to grow now that the regulatory growth restriction has been removed. However, should interest rates rise during the remainder of the year or non-performing assets increase due to unforeseen circumstances, the Company earnings could be adversely affected.

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operation

General

Federal Trust Corporation ("Federal Trust" or "Holding Company"), is a unitary savings and loan holding company for Federal Trust Bank ("Bank"). Federal Trust and the Bank are collectively referred to as the "Company" The Holding Company acquired all outstanding common stock of the Bank on February 28, 1989, pursuant to an agreement and plan of reorganization whereby five shares of the Company's common stock were exchanged for each four shares of the Bank's common stock on that date. The Bank is currently the only active subsidiary of the Company.

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

Asset/Liability Management

The operating results of the Company depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, primarily single-family residential loans, and interest expense on interest-bearing liabilities, consisting of deposits, FHLB advances, and other borrowings. Net interest income is determined by (i) the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities ("interest rate spread") and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. The Company's interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. In addition, net earnings are also affected by the level of non-performing loans and real estate owned, as well as the level of its non-interest income, including loan related fees, and its non-interest expenses, such as salaries and employee benefits, occupancy and equipment costs, provisions for losses on real estate owned, and income taxes.

The Company's one year GAP position at March 31, 1999, the most recent report available, was -47%, as compared to -0% at March 31, 1998. The primary reason for the increase in the one year GAP has been the growth experienced by the Company during the year. The increases in assets and liabilities have not had the same maturities or adjustment dates which has resulted in an increase in the Company's negative GAP position. In addition, the Company's bond portfolio which had shorter adjustment periods has decreased through maturities and sales. The Company continues to sell fixed rate loans as they are originated but has increased its holdings of fixed rate loans overall during 1998 and 1999 as a result of loans purchased. As interest rates declined in 1998 the Company's net interest spread in percentage terms decreased primarily as a result of the increase in prepayments on mortgage loans resulting from lower mortgage rates which has increased the amount of the write-off of the premiums paid for the loans, which results in a lower yield on the loan portfolio and this trend continued in 1999, although the Company experienced a reduction in the write-off of premiums in the first and second quarters of 1999 as compared to the first and second quarters of 1998. In terms of dollars, the Company's net interest income has increased as a result of the growth in the loan portfolio and the decrease in non-performing loans.

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

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operation


The following table sets forth information about rates and yields:
                                                                           Yields and Rates at
                                                                   June 30,     December 31,     June 30,
                                                                    1999           1998            1998
                                                                    ----           ----            ----
  Yields on:
          Loan portfolio                                            7.61%          7.70%          7.73%
          Other interest-earning assets                             4.97%          4.15%          4.30%
                                                                    ----           ----           ----
          Interest-earning assets                                   7.44%          7.37%          7.38%

  Cost of:
          Deposits                                                  4.87%          5.36%          5.41%
          FHLB advances and other interest-bearing liabilities      5.18%          5.79%          5.94%
                                                                    ----           ----           ----
          Interest-bearing liabilities                              4.93%          5.44%          5.50%

Interest rate spread                                                2.51%          1.93%          1.88%
                                                                    ====           ====           ====


Liquidity and Capital Resources

General

Like other financial institutions, the Company must ensure that sufficient funds are available to meet deposit withdrawals, loan commitments, investment needs and expenses. Control of the Company's cash flow requires the anticipation of deposit flows and loan payments. The Company's primary sources of funds are deposit accounts, FHLB advances and other borrowings, and principal and interest payments on loans.

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

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operation


In June 1998, the Company, in response to its request, was advised by the FHLB that its maximum amount of allowable borrowings had been increased from 20% to 25% of assets and it would no longer be required to pledge specific collateral to the FHLB, but would instead be permitted to use the blanket floating lien on eligible assets.

During the six month period ended June 30, 1999, the Company used funds primarily from principal collected on loans, $20,928,253; proceeds from loan sales, $9,557,010; increases in net deposits, $11,679,413; an increase in FHLB advances, $9,000,000; an increase in other borrowings, $10,000,000; and a decrease in cash, $3,614,344, to fund the origination and purchase of loans, $66,640,930. As of June 30, 1999, the Company had outstanding FHLB advances of
$37,500,000, and other borrowings of $10,000,000. Management believes that in the future funds will be obtained from the above sources.

At June 30, 1999, loans-in-process, or closed loans scheduled to be funded over a future period of time, totaled $11,716,091. Loans committed, including loans to be purchased, but not closed, totaled $8,053,383 and available lines of credit totaled $652,448. During the six month period ended June 30, 1999, the Company acquired $43.4 million in primarily domestic residential mortgage loans. The Company anticipates that other loan acquisitions will occur in the future. Funding for these amounts is expected to be provided by the sources described above.

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

Liquidity

OTS regulations require the Bank to maintain a daily average balance of liquid assets equal to a specified percentage (currently 4%) of net withdrawable deposit accounts and borrowings payable in one year or less. Generally, the Bank's management seeks to maintain its liquid assets at comfortable levels above the minimum requirements imposed by the OTS. At June 30, 1999, average liquidity was 6.74%.

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

Regulatory Enforcement Action

From October 3, 1994, to June 1, 1998, Federal Trust and the Bank operated under individual cease and desist orders (collectively, the "Orders") which were voluntarily entered into with the OTS. In addition to the Orders, the Bank was placed under growth restrictions which has had a negative impact on the Company's earnings.

In December 1997, the Bank formally requested that the OTS remove the growth restrictions. In January 1998, management followed up with a request that the OTS rescind the Orders against the Holding Company and the Bank. On March 13, 1998, the OTS officially rescinded the growth restrictions against the Bank and on June 1, 1998, the Orders against Federal Trust and the Bank were rescinded. See Item 10 of Notes to Consolidated Condensed Financial Statements for a full discussion of the Orders.

Capital Requirements

The Bank is required to meet certain minimum regulatory capital requirements. The following table presents a summary of the capital requirements for adequately capitalized banks, the Bank's capital and the amounts in excess as of June 30, 1999:
                                   At June 30, 1999
                                   ----------------

                           Tier I                  Risk-Based
                           ------                  ----------
                                (Dollars in Thousands)

                                 Percent                  Percent
                      Amount   of Assets      Amount    of Assets
                      ------   ---------      ------    ---------

Regulatory Capital   $12,689      6.16%      $13,912      11.67%
Requirement            8,242      4.00%        9,540       8.00%
                     -------      ----       -------       ----
Excess               $ 4,447      2.16%      $ 4,372       3.67%
                     =======      ====       =======       ====

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

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operation


Impact of Accounting Requirements

In June 1998 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedge Activities" (FASB 133). This standard, which is effective for all fiscal quarters and all fiscal years beginning after June 15, 1999, requires all derivatives be measured at fair value and be recognized as assets and liabilities in the statement of financial position. FASB 133 sets forth the accounting for changes in fair value of a derivative depending on the intended use and designation of the derivative. Implementation of FASB 133 is not expected to have a significant impact on the financial position or results of operations of the Company. In June 1999 FASB adopted FASB 137, "Accounting for Derivative Instruments and Hedge Activities - Deferral of The Effective Date of FASB 133", which is a deferral of FASB 133. FASB 133 shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.

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

Year 2000 Considerations

As in the case for all businesses that rely on computers for their business and record keeping, the concern is whether the Company's software and hardware systems will be able to "read" the Year 2000. The Company has formulated a Year 2000 Action Plan ("Year 2000 Plan") which has been approved by the Board of Directors. Management believes that all affected systems have been identified and steps are being taken to ensure that all necessary changes are accomplished by July 31, 1999. An OTS off-site examination was performed on the Year 2000 Plan in September 1997 and required certain changes be made to the Plan. The OTS conducted an on-site examination in January 1999 and again in June 1999, and did not require any further changes to the plan. The Board of Directors receives monthly reports regarding the progress made on the implementation of the Year 2000 Plan. Management has concluded that the additional costs for Year 2000 compliance will be approximately $50,000, in addition to already budgeted purchases of new equipment and software.

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

The Fiserv Orlando service bureau has been expending significant resources in addressing the Year 2000 issue since 1997. It has completed the evaluation phase and the renovation phase on all its systems. The testing phase has been completed on nine systems, and the implementation phase has been completed on ten systems, and all systems are scheduled to be finished with the testing and implementation phases by August 31, 1999. On November 8, 1998, the Company participated in the test of the primary Fiserv system and has received a report that states that the testing was successful and the remediated software has been implemented.

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

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operation


While the testing and implementation phases continue on the affected systems, the Company developed its contingency plans in the fourth quarter of 1998 which the OTS reviewed as part of their Year 2000 examination in January 1999. The Company tested the plan during the first quarter of 1999 and the results were satisfactory. The contingency plan provides for the manual capture of data and the manual updating of the deposit, loan, and general ledger accounts. The Company has signed an agreement with Fiserv which will permit the use of their facilities for the input of the manually captured data should the need arise. Fiserv Orlando's facilities are located approximately 10 miles from the Company's two offices. In addition, the plan provides for utilizing the services of the Federal Reserve and the FHLB by telephone.

During the second quarter of 1999, the Company completed the development of its Cash/Liquidity Plan for Year 2000. The Plan, which will be implemented in the third quarter, was reviewed by the OTS as part of their Year 2000 examination in June 1999.

While the Company believes that it is taking the necessary steps to achieve Year 2000 compliance, there can be no assurance that every contingency can be foreseen or corrected prior to the arrival of the Year 2000. The Company is of the opinion that the greatest risk it faces is the failure of its service bureau or the electric and/or telephone utilities to function properly or at all when the Year 2000 arrives. The failure of the service bureau or the utilities would cause a severe hardship on the Company in being able to serve its customers fully and could have a very significant negative impact on the Company's earnings. The Company's contingency plan addresses this possible worst case scenario and provides for continuing the operations of the Company should this occur.

Results of Operations

Comparison of the Three-Month Periods Ended June 30, 1999 and 1998

General. The Company had a net profit for the three-month period ended June 30, 1999 of $233,400 or $.05 per share, compared to a net profit of $111,712 or $.02 per share for the same period in 1998. The increase in the net profit was due primarily to an increase in net interest income, an increase in other income, offset partially by an increase in other expense.

Interest Income and Expense. Interest income increased by $717,342 to $3,345,477 for the three-month period ended June 30, 1999 from $2,628,135 for the same period in 1998. Interest income on loans increased to $3,211,812 in 1999 from $2,467,994 in 1998, primarily as a result of an increase in the average amount of loans outstanding, offset partially by a decrease in the average yield earned on loans. The decrease in the average yield earned on loans is the result of the overall decrease in loan rates. Interest income on the securities portfolio decreased by $24,467 for the three-month period ended June 30, 1999 over the same period in 1998, as a result of a decrease in the amount of securities owned. Other interest and dividends decreased $2,009 during the same three-month period in 1999 from 1998, as a result of a decrease in the average volume of other interest-bearing assets. Management expects the rates earned on the portfolio to fluctuate with general market conditions.

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operation


Interest expense increased $208,348 during the three-month period ended June 30, 1999 to $2,052,109 from the same period in 1998 due to an increase in the amount of deposits and borrowings. Interest on deposits increased to $1,646,041 in 1999 from $1,473,633 in 1998, as a result of an increase in the amount of deposits, and interest on FHLB advances and Other Borrowings increased to $406,068 in 1999 from $370,128 in 1998, as a result of an increase in the average amount of advances and other borrowings outstanding. Management expects to continue to use FHLB advances and other borrowings as a liability management tool.

Provisions for Loan Losses. A provision for loan losses is generally charged to operations based upon management's evaluation of the losses in its loan portfolio. During the quarter ended June 30, 1999, management made a provision for loan losses of $90,000 based on its evaluation of the loan portfolio, which was an increase of $69,352 from the same period in 1998. The primary reason for the increased provision was the growth in the loan portfolio during the second quarter. There were recoveries of $4,041 during the three-month period ended June 30, 1999, as compared to net recoveries of $2,850 during the three-month period ended June 30, 1998. Total non-performing loans at June 30, 1999, were $1,372,999 compared to $1,666,332 at June 30, 1998. The allowance for loan losses at June 30, 1999 was $1,272,435 or 93% of non-performing loans and .68% of net loans outstanding, versus $1,130,200 at June 30, 1998, or 68% of non-performing loans and .85% of net loans outstanding.

Total Other Income. Other income increased from $277,440 for the three-month period ended June 30, 1998, to $308,362 for the same period in 1999. The increase in other income was due to an increase of $80,050 in other miscellaneous income, offset partially by a decrease of $36,783 in gains on the sale of assets, a decrease of $6,647 in fees and service charges, and a decrease of $5,698 in rents. The increase in other miscellaneous income was attributable primarily to increased other loan income, resulting from increased originations of loans. The decrease in gains on assets sold was the result of a decrease in the amount of loans sold during the period. The decrease in fees and service charges was primarily the result of a decrease in servicing fees on loans and decreased fees on deposit accounts. Rent income decreased as a result of the sale of the rental property.

Total Other Expense. Other expense increased to $1,208,419 for the three-month period ended June 30, 1999, from $854,642 for the same period in 1998. Compensation and benefits increased to $623,342 in 1999, from $402,288 in 1998 due to an increase in staff, primarily in the loan department, but also from an increase of employees in September 1998 to staff the new branch in Sanford. Occupancy and equipment expense increased by $86,720 in 1999, to $229,746 due to increases in office building rent and maintenance expenses, the opening of the new branch in Sanford in October 1998, and the opening of a loan production office in New Smyrna Beach in March 1999. Data Processing expense increased by $18,825 due to an increase in the number of accounts and the opening of the Sanford Branch. Professional fees increased by $17,403, as a result of increased professional and regulatory fees, resulting primarily from the growth of the Company. Loss on the sale of investment securities decreased by $9,945 as a result of no sales of securities during the quarter. FDIC Insurance expense decreased by $51,329, as a result of a decrease in the amount of premium paid on deposits by the Bank to the FDIC, offset partially by the growth of deposits in the Company. The decrease in the FDIC premium was the result of the Bank's improved examination rating. Other miscellaneous expense increased by $71,049 due primarily to increases in loan expenses related to the increased number of loans originated by the Company.

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operation


Comparison of the Six-Month Periods Ended June 30, 1999 and 1998

General. The Company had a net profit for the six month period ended June 30, 1999, of $411,649 or $.08 per share, compared to a net profit of $203,275 or $.04 per share for the same period in 1998. The increase in the net profit was due primarily to increased net interest income and increased other income, offset partially by an increase in other expense.

Interest Income and Expense. Interest income increased to $6,454,090 for the six month period ended June 30, 1999, from $5,183,019 for the same period in 1998. Interest income on loans increased to $6,179,640 in 1999 from $4,869,925 in 1998, primarily as a result of an increase in the amount of loans outstanding, offset partially by a decrease in the yield earned on loans outstanding. The decrease in the average yield earned on loans is the result of the overall decrease in loan rates. Interest income on the securities portfolio decreased by $41,019 for the six month period ended June 30,1999 over the same period in 1998, as a result of a decrease in the amount of securities owned. Other interest and dividends increased $2,375 during the same six month period in 1999 from 1998, due to the increase in the average volume of other interest-bearing assets. Management expects the rates earned on the portfolio to fluctuate with general market conditions.

Interest expense increased by $433,193 to $4,040,919 during the six month period ended June 30,1999, from $3,607,726 for the same period in 1998 due to an increase in the average amount of interest bearing deposits and FHLB advances outstanding, which was partially offset by a decrease in the rates paid on deposits and advances. Interest on deposits increased to $3,281,904 in 1999, from $2,899,830 in 1998 as a result of increased deposits offset partially by a decrease in the rates paid on deposits. Interest on FHLB advances increased to $759,015 in 1999 from $707,896 in 1998 as a result of an increase in the average amount of advances outstanding which was partially offset by a decrease in the rates paid on advances.

Provisions for Loan Losses. A provision for loan losses is generally charged to operations based upon management's evaluation of the losses in its loan portfolio. During the first six months of 1999 management did make a provision for loan losses of $150,000 based on its evaluation of the loan portfolio. The primary reason for the increased provision was the growth in the loan portfolio during the second quarter. The total provision for loan losses was $50,648 during the same period in 1998. Net charge-offs on loans totaled $21,920 during the six month period ended June 30, 1999 compared to $39,458 during the six month period ended June 30,1998. Total non-performing loans at June 30, 1999, were $1,372,999 compared to $1,666,332 at June 30, 1998. The allowance for loan losses at June 30, 1999 was $1,272,435 or 93% of non-performing loans and .68% of net loans outstanding, versus $1,130,200 at June 30, 1998, or 68% of non-performing loans and .85% of net loans outstanding.

Total Other Income. Other income increased from $401,807 for the six month period ended June 30, 1998, to $589,209 for the same period in 1999. The increase in other income was due to an increase of $104,546 in other miscellaneous income, an increase of $93,402 in gains on the sale of assets, offset partially by a $5,698 decrease in rental income, and a decrease of $4,848 in fees and service charges. Other miscellaneous income increased for the six month period ended June 30, 1999 due primarily to increased other loan income resulting from an increase in the amount of loans originated. Gains on the sale of assets increased as a result of an increase in the amount of loans and real owned sold during the year. Rental income decreased as a result of the sale of the other real estate owned that was generating rental income. Fees and service charges decreased primarily because of a decrease in late charges earned on past due loans and decreased fees on deposits accounts.

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operation


Total Other Expense. Other expense increased to $2,285,649 in the six month period ended June 30, 1999, from $1,593,900 for the same period in 1998. The increase in 1999 was the result of increased employee compensation expense, increased occupancy and equipment expense, increased data processing expense, increased professional fees, and increased miscellaneous expense, offset partially by decreased FDIC insurance expense and decreased loss on the sale of investment securities. Compensation increased to $1,211,824 in 1999 from $750,184 in 1998 due primarily to an increase in the loan department staff, but also from an increase of employees in September 1998 to staff the new branch in Sanford, both as called for in the Company's business plan. Occupancy and equipment expense increased by $157,453 in 1999 to $438,449 due to increased rent and maintenance expenses at the main office, the opening of the new branch in Sanford in October 1998, and the opening of a loan production office in New Smyrna Beach in March 1999. Data processing expense increased by $33,560 as a result of an increase in the number of accounts at the Bank and the opening of the Sanford Branch. Professional fees increased by $24,257, as a result of increased professional and regulatory fees, resulting primarily from the growth of the Company. Other miscellaneous expense increased by $129,197 due primarily to increases in loan expenses related to the increased number of loans originated by the Company. Loss on the sale of investment securities decreased by $9,945 as a result of no sales of securities during the six month period ended June 30, 1999. FDIC Insurance expense decreased by $104,413 as a result of a decrease in the insurance rate paid to the FDIC as a result of the improvement in the Bank's examination rating, offset partially by an increase in the amount of deposits in the Bank







              (The remainder of this page left intentionally blank)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

On May 28, 1999, Registrant held its Annual Meeting of Shareholders at which the following matters were voted upon:


1.   Election of Directors:   Votes For           Votes Withheld

  One Year Terms:
  James V. Suskiewich         4,049,600              66,853
  Aubrey H. Wright, Jr.       4,047,100              69,353
  George W. Foster            4,026,943              89,510
  Dr. Samuel C. Certo         4,049,600              66,853
  Kenneth W. Hill             4,049,600              66,853

2. Selection of KPMG Peat Marwick as independent auditor for the year ending December 31, 1999:

          Votes For          Votes Against            Votes Abstained
          4,067,985             28,973                     19,495

3. Amendment to the Amended and Restated Articles of Incorporation to require a 66% vote of shareholders to amend certain articles:

         Votes For           Votes Against            Votes Abstained
          2,560,643            707,846                     24,729

4. Amendment to the Amended and Restated Articles of Incorporation to provide for a Classified Board with staggered terms and if approved to nullify item 1 and elect the five nominees in item 1 to the following classes and terms:

     Class I:   (One year term)     Kenneth W. Hill

     Class II: (Two year term)      George W. Foster
                                    Aubrey H. Wright, Jr.

     Class III: (Three year term)   James V. Suskiewich
                                    Dr. Samuel C. Certo

         Votes For           Votes Against            Votes Abstained
          2,573,183            692,745                     27,290

5. Amendment to the Amend and Restated Articles of Incorporation to require a 66% vote of shareholders to approve a Control Share Acquisition or a Business Combination:

         Votes For           Votes Against            Votes Abstained
          2,520,706            733,599                     31,158

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                              FEDERAL TRUST CORPORATION
                              (Registrant)

Date:    August 12, 1999      By:   /s/ Aubrey H. Wright, Jr.
     -------------------            -------------------------
                                        Aubrey H. Wright, Jr.
                               Chief Financial Officer and duly authorized
                               Officer of the Registrant