Form 10-Q
period 1999-09-30
FEDERAL TRUST CORP
filed 1999-11-12
CIK 842640

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Three Months Ended:                              Commission File Number:
--------------------------------------------------------------------------------
    September 30, 1999                                          33-27139
                            FEDERAL TRUST CORPORATION
             (Exact name of registrant as specified in its charter)

         Florida                                              59-2935028
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

Common Stock, par value $.01 per share                      4,947,911
--------------------------------------------------------------------------------
              (class)                         Outstanding at September 30,1999

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES


                                      INDEX


PART I.      FINANCIAL INFORMATION

    Item 1.      Financial Statements
                                                                                                                      Page
        Consolidated Condensed Balance Sheets (unaudited)
             September 30, 1999 and December 31, 1998...............................................................      3
        Consolidated Condensed Statements of Operations for the
             Three and Nine months ended September 30, 1999 and 1998 (unaudited)....................................      4
        Consolidated Condensed Statements of Cash Flows for the
             Nine months ended September 30, 1999 and 1998 (unaudited)..............................................      5
        Notes to Consolidated Condensed Financial Statements (unaudited)............................................ 6 - 13

    Item 2.      Management's Discussion and Analysis of Financial Condition
        and Results of Operations...................................................................................14 - 24

PART II.         OTHER INFORMATION

    Signatures......................................................................................................     25

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Consolidated Condensed Balance Sheets

                                                                                September 30, 1999          December 31, 1998
                                                                                ------------------          -----------------
                     Assets                                                                       (unaudited)
Cash                                                                                 $  3,052,854                2,117,564
Interest bearing deposits                                                               2,301,027                5,047,869
Investment securities held to maturity                                                  6,544,512                6,468,411
Loans receivable, net (net of allowance for loan losses of
      $1,333,798 in 1999 and $1,136,056 in 1998)                                      186,710,122              151,764,284
Loans held for sale                                                                           --                   303,950
Accrued interest receivable - Loans                                                     1,447,457                  949,185
Accrued interest receivable - Securities                                                   75,946                  138,654
Notes receivable                                                                           50,000                   50,000
Federal Home Loan Bank of Atlanta stock, at cost                                        1,685,000                1,725,000
Real estate owned, net                                                                    226,575                1,107,295
Property and equipment, net                                                               932,191                  990,330
Prepaid expenses and other assets                                                       1,416,685                  806,318
Executive supplemental income plan-cash surrender
      value life insurance policies                                                     2,574,869                2,490,319
Deferred income taxes                                                                     168,328                  506,144
                                                                                       ----------               ----------
                     Total                                                           $207,185,566              174,465,323
                                                                                      ===========              ===========

                   Liabilities and Stockholders' Equity

Deposit accounts                                                                     $150,187,224              129,292,337
Official checks                                                                         2,884,624                2,103,387
Federal Home Loan Bank advances                                                        33,700,000               28,500,000
Other borrowings                                                                              --                       --
Advance payments for taxes and insurance                                                2,279,932                  607,144
Accrued expenses and other liabilities                                                  4,199,134                  841,079
                                                                                       ----------                  -------

                     Total Liabilities                                               $193,250,914              161,343,947
                                                                                      -----------              -----------

Stockholders' equity
Commonstock,  $.01 par value,  5,000,000  shares  authorized;  4,947,911  shares issued and outstanding at September 30,1999
      and 4,941,547 at December 31, 1998                                                   49,479                   49,416
Additional paid-in capital                                                             15,933,302               15,883,053
Accumulated deficit                                                                    (1,764,041)              (2,479,541)
Accumulated other comprehensive loss                                                     (284,088)                (331,552)
                                                                                        ---------                ---------


                     Total Stockholders' Equity                                      $ 13,934,652               13,121,376
                                                                                       ----------               ----------

                     Total Liabilities and Stockholders' Equity                      $207,185,566              174,465,323
                                                                                      ===========              ===========

See accompanying Notes to Consolidated Condensed Financial Statements.

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                 Consolidated Condensed Statements of Operations

           For Three and Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)

                                                        Three Months               Nine Months
                                                     Ended September 30,       Ended September 30,
                                                     -------------------       -------------------

                                                      1999         1998         1999         1998
                                                      ----         ----         ----         ----

    Interest income:
  Loans                                           $3,535,310    2,728,065    9,714,950    7,597,990
  Securities                                          69,109       66,362      199,531      237,803
  Interest-bearing deposits and other                 66,327       69,150      210,355      210,803
                                                  ----------   ----------   ----------   ----------
         Total interest income                     3,670,746    2,863,577   10,124,836    8,046,596
                                                  ----------   ----------   ----------   ----------

Interest expense:
  Deposit accounts                                 1,818,254    1,559,854    5,100,158    4,459,684
  Federal Home Loan Bank advances & other
       borrowings                                    544,044      389,264    1,303,059    1,097,160
                                                  ----------   ----------   ----------   ----------
         Total interest expense                    2,362,298    1,949,118    6,403,217    5,556,844
                                                  ----------   ----------   ----------   ----------

Net interest income                                1,308,448      914,459    3,721,619    2,489,752
  Provision for loan losses                           60,000       45,000      210,000       95,648
                                                  ----------   ----------   ----------   ----------
Net interest income after provision                1,248,448      869,459    3,511,619    2,394,104
                                                  ----------   ----------   ----------   ----------
Other income:
  Fees and service charges                           164,785       41,379      232,860      114,302
  Rents                                                 --         18,773         --         24,471
  Gain on sale of assets                              77,913       44,665      340,945      214,295
  Other miscellaneous                                 60,745      113,231      318,847      266,787
                                                  ----------   ----------   ----------   ----------
         Total other income                          303,443      218,048      892,652      619,855
                                                  ----------   ----------   ----------   ----------

Other expenses:
  Employee compensation & benefits                   573,491      455,151    1,785,315    1,205,335
  Occupancy and equipment                            208,405      145,092      646,854      426,088
  Data processing expense                             55,842       23,388      136,896       70,882
  Professional fees                                   79,809       62,077      197,823      155,834
  FDIC Insurance                                      31,125       24,878       87,980      186,146
  Loss on sale of investment securities                 --           --           --          9,945
  Other miscellaneous                                212,272      122,235      591,725      372,491
                                                  ----------   ----------   ----------   ----------
         Total other expense                       1,160,944      832,821    3,446,593    2,426,721
                                                  ----------   ----------   ----------   ----------

Net income before income tax                         390,947      254,686      957,678      587,238
  Income tax expense                                  87,096       93,183      242,178      222,460
                                                  ----------   ----------   ----------   ----------
Net income                                        $  303,851      161,503      715,500      364,778
                                                  ==========   ==========   ==========   ==========
Per share amounts:
  Basic and Diluted Earnings per share                   .06          .03          .14          .07
  Weighted average number of shares outstanding    4,947,911    4,941,547    4,944,391    4,941,547



    See accompanying Notes to Consolidated Financial Statements.

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                Consolidated Condensed Statements of Cash Flows4

              For the Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)

                                                                                  1999             1998
                                                                                  ----             ----

    Cash flows from operating activities:
      Net income                                                            $    715,500         364,778
      Adjustments to reconcile net income to net cash flows from operations:
      Depreciation & amortization of property & equipment                        288,867         103,870
      Amort. (net) of premiums, fees & disc. on loans & securities               284,821         295,285
      Provision for loan losses                                                  210,000         105,000
      Gain on sale of assets                                                    (340,945)       (204,350)
      Accretion of stock option expense                                           32,812          14,584
      Deferred income taxes                                                      337,816         271,012
      Executive supplemental income plan                                         (84,550)     (1,383,506)
      Loans originated or purchased, held for sale                            (6,164,671)     (3,935,950)
      Cash provided by (used for) changes in:
        Accrued interest receivable                                             (435,564)        (36,467)
        Prepaid expenses & other assets                                         (610,367)         48,731
        Official checks                                                          781,237          46,299
        Accrued expenses & other liabilities                                   3,358,055          54,387
                                                                            ------------    ------------
             Net cash used by operating activities                           (1,626,989)     (4,256,327)
                                                                            ------------    ------------

    Cash flows from investing activities:
      Acquisition of office properties and equipment                            (230,728)       (187,239)
      Sale (purchase) of Federal Home Loan Bank of Atlanta stock                  40,000        (297,500)
      Proceeds collected from loan sales                                      23,353,596       4,455,406
      Reimbursement of real estate owned costs                                   145,179          86,021
      Addition to real estate owned                                              195,231         719,377
      Proceeds from sale of real estate owned                                    910,827         942,107
      Proceeds from securities available for sale                                   --         3,340,055
      Principal collected on loans                                            31,279,462      28,973,230
      Loans originated or purchased                                          (83,663,305)    (60,006,115)
                                                                            ------------    ------------
        Net cash (used in) investing activities                              (27,969,738)    (21,974,658)
                                                                            ------------    ------------

    Cash flows from financing activities:

      Increase in deposits, net                                               20,894,887      13,471,267
      Increase in Federal Home Loan Bank advances                              5,200,000      11,500,000
      Issuance of capital stock, net of stock issuance costs                      17,500            --
      Net increase in advance payments by borrowers for taxes & insurance      1,672,788       1,322,659
                                                                            ------------    ------------
        Net cash provided by financing activities                             27,785,175      26,293,926
                                                                            ------------    ------------

    Decrease (increase) in cash and cash equivalents                          (1,811,552)         62,941
    Cash and cash equivalents at beginning of period                           7,165,433       4,002,050
                                                                            ------------    ------------
    Cash and cash equivalents at end of period                              $  5,353,881       4,064,991
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

The consolidated condensed balance sheets as of September 30, 1999 and December 31, 1998, and the consolidated condensed statements of operations for the three and nine month periods ended September 30, 1999 and 1998, and the cash flows for the nine month periods ended September 30, 1999 and 1998, include the accounts and operations of Federal Trust and all subsidiaries. All material intercompany accounts and transactions have been eliminated.

In the opinion of management of the Company, the accompanying consolidated condensed financial statements contain all adjustments (principally consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1999, the results of operations for the three and nine month periods ended September 30, 1999 and 1998, and cash flows for the nine month periods ended September 30, 1999 and 1998. The results of operations for the nine month period ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10 - K for the year ended December 31, 1998.

2. Summary of Significant Accounting Policies

Comprehensive Income:
In June 1997, the Financial Accounting Standards Board established Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. This statement requires that an enterprise classify items of other comprehensive income by nature in a financial statement, and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a balance sheet. The Company adopted this Statement effective January 1, 1998. The Company's other comprehensive loss is the unrealized loss on investment securities available for sale. Total comprehensive income for the three and nine month periods ended September 30, 1999 was $319,146 and $762,964, respectively, as compared to the three and nine month periods ended September 30, 1998 of $177,398 and $441,341, respectively.

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

At September 30, 1999, impaired loans amounted to $1.9 million as compared to $2.0 million at September 30, 1998. Included in the allowance for loan losses is $256 thousand related to the impaired loans as compared to $235 thousand at September 30, 1998. The Company measures impairment on collateralized loans using the fair value of the collateral, and on unsecured loans using the present value of expected future cash flows discounted at the loan's effective interest rate.

In the first nine months of 1999, the average recorded investment in impaired loans was $1.7 million and $47,060 of interest income was recognized on loans while they were impaired. All of this income was recognized using a cash basis method of accounting.

A summary of loans receivable at September 30, 1999 and December 31, 1998 is as follows:

                           September 30, 1999   December 31, 1998
                           ------------------   -----------------
 Mortgage Loans:
     Permanent conventional:
       Commercial                  13,084,327    14,883,511
       Residential                154,096,997   130,448,017
       Residential Construction    30,600,763    11,518,308
                                  -----------   -----------

         Total Mortgage Loans     197,782,087   156,849,836

     Commerical loans                 368,899       354,686
     Consumer loans                 1,193,008       998,826
     Lines of credit                1,368,938     1,242,968
                                  -----------   -----------

       Total loans receivable     200,712,932   159,446,316

(continued)
                                        7

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

        Notes to Consolidated Condensed Financial Statements (unaudited)



 Net premium on mortgage loans purchased                   1,817,143     1,374,559

Deduct:
    Unearned loan origination fees, net of direct loan
      origination costs                                        9,431        27,171
    Undisbursed portion of loans in process               14,476,724     7,589,414
    Allowance for loan losses                              1,333,798     1,136,056
                                                         -----------   -----------

      Loans receivable, net                              186,710,122   152,068,234
                                                         ===========   ===========

5. Allowance for Losses

The following is an analysis of the activity in the allowance for loan losses for the periods presented:

                                                        Three Months                      Nine Months
                                                     Ended September 30,               Ended September 30,
                                                     -------------------               -------------------

                                                  1999               1998            1999              1998
                                                  ----               ----            ----              ----

      Balance at beginning of period        $   1,272,435         1,130,200        1,136,056         1,110,521
      Provision for loan losses                    60,000            45,000          210,000            95,648
      Less Charge-offs                             (2,678)             --            (24,598)          (39,458)
      Plus recoveries                               4,041             3,066           12,340            11,555
                                            -------------     -------------    -------------     -------------
      Balance at end of period              $   1,333,798         1,178,266        1,333,798         1,178,266
                                            =============     =============    =============     =============

      Loans Outstanding                     $ 186,710,122       150,760,657      186,710,122       150,760,657
Ratio of charge-offs to Loans Outstanding            .001%             .000%             .01%              .03%
Ratio of allowance to Loans Outstanding               .71%              .78%             .71%              .78%

A provision for loan losses is generally charged to operations based upon management's evaluation of the potential losses in its loan portfolio. During the quarter ended September 30, 1999, management made a provision of $60,000 based on its evaluation of the loan portfolio, as compared to the provision of $45,000 made in the quarter ended September 30, 1998. The dollar amount of the allowance increased during the quarter, the level of the allowance for losses decreased as a percentage of loans outstanding. The increase in the provision for the quarter was the result of the increase in the amount of loans outstanding over the previous year. Management believes that the allowance is adequate, primarily as a result of the improving quality of the loans in the portfolio and the change in the composition of the portfolio to a higher percentage of residential single family home loans.

6. Supplemental Disclosure of Cash Flow and Non-Cash Investing and Financing Activities


                                     Nine Months Ended September 30,
                                           1999         1998
                                           ----         ----
Cash paid during the period for:
     Interest expense              $    2,557,966    2,574,278
     Income taxes                  $       --           --





(continued)
                                        8

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

        Notes to Consolidated Condensed Financial Statements (unaudited)


Supplemental disclosure of non-cash transactions:
Real estate acquired in settlement of loans                           $ 195,231      719,377
Market Value adjustment - investment securities available for sale:
        Market value adjustment - investments                         $    --           --
        Deferred income tax asset                                     $    --           --
                                                                      ---------    ---------
           Unrealized loss on investment securities
               available for sale, net                                $    --           --

        Unrealized loss on investment securities transferred
           from available for sale to held to maturity                $(455,488)    (557,287)
        Deferred income tax asset                                     $(171,400)    (209,706)
                                                                      ---------    ---------

           Unrealized loss on investment securities transferred
               from available for sale to held to maturity            $(284,088)    (347,581)
                                                                      =========    =========

7.       Real Estate Owned, Net

The following is an analysis of the activity in real estate acquired through foreclosure for the periods ended:

                                           Three Months                 Nine Months
                                        Ended September 30,         Ended September 30,
                                       1999         1998            1999           1998
                                       ----         ----            ----           ----
Balance at beginning of period   $   389,532    $ 1,066,089      1,107,295      1,389,900
Acquired through foreclosure            --          508,154        195,231        719,377
Add: Capitalized costs (net of
     insurance recoveries)           (32,049)          --         (145,179)       (86,021)
Less: Sale of real estate           (128,230)      (502,446)      (910,827)      (942,107)
Less: Chargeoffs                      (2,678)          --          (19,945)        (9,352)
                                 -----------    -----------    -----------    -----------
Balance at end of period         $   226,575    $ 1,071,797        226,575      1,071,797
                                 ===========    ===========    ===========    ===========


8.     Investment Securities
                                                At September 30, 1999
                                                ---------------------
                                              Book Value    Market Value
                                              ----------    ------------
Held to maturity:
FHLB Floating Rate Note, 4.076% due 7/30/03   $6,544,512    6,501,250
                                              ==========   ==========

Available for sale:
None                                                --           --
                                              ==========   ==========

The Company's investment in obligations of U.S. government agencies consists of one dual indexed bond issued by the Federal Home Loan Bank. At September 30, 1999, the bond had a market value of $6,501,250 and gross unrealized pretax losses of $498,750. The bond has a par value of $7,000,000 and pays interest based on the difference between two indices. The one bond held at September 30, 1999, pays interest at the 10-year constant maturity treasury ("CMT") rate less six month LIBOR rate plus a contractual amount of 4.0%. During the quarter ended September 30, 1999, the Bank did not purchase or sell any bonds.





(continued)
                                        9

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

        Notes to Consolidated Condensed Financial Statements (unaudited)


9.     Advances from Federal Home Loan Bank and Other Borrowings

The following is an analysis of the advances from the Federal Home Loan Bank:

                    Amounts Outstanding at September 30, 1999:

                    Maturity Date           Rate        Amount        Type
                    -------------           ----        ------        ----

                    12/01/99                5.09%     5,000,000    Fixed rate
                    12/02/99                5.75%    13,700,000    Variable rate
                    12/10/99                4.98%     5,000,000    Fixed rate
                    12/01/00                5.09%     5,000,000    Fixed rate
                    03/05/01                5.96%     5,000,000    Fixed rate
                                            -----     ---------

                              Total         5.47%   $33,700,000

Variable rate advances reprice daily and may be repaid at any time without penalty. Fixed rate advances incur a prepayment penalty if repaid prior to maturity, and the interest rate is fixed for the term of the advance.

                    Amounts Outstanding at:

                    Month-end                  Rate               Amount
                    ---------                  ----               ------

                    7/31/99                    5.29%           $ 33,000,000
                    8/31/99                    5.45%             31,000,000
                    9/30/99                    5.47%             33,700,000

The maximum amount of advances outstanding at any month end during the three month period ended September 30, 1999, was $33,700,000. During the three and nine month periods ended September 30, 1999, average advances outstanding totaled $32.1 and $30.2 million at average rates of 5.39% and 5.25%, respectively.

Advances from the FHLB are collateralized by a blanket pledge of eligible assets in an amount required to be maintained so that the estimated value of such eligible assets exceeds at all times, approximately 133% of the outstanding advances, and a pledge of all FHLB stock owned by the Bank.

The maximum amount of other borrowings outstanding at any month end during the three month period ended September 30, 1999, was $10,000,000. During the three and nine month periods ended September 30, 1999, average other borrowings outstanding totaled $4.4 and $1.5 million at average rates of 10.2% and 10.2%, respectively.

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

13. Stock Options

Stock Options for Stock Sales. In connection with the 1993 Private Placement Offering and the 1990 Public Offering, the Holding Company issued stock options to acquire 58,453 shares of common stock to certain sales representatives for their commitment to sell common stock in the respective offerings. The options have a strike price of $5.63 per share and will expire on October 26, 1999. At September 30, 1999, none of the stock options had been exercised. The stock options have an anti-dilutive provision which adjusts the strike price in the event of a stock split or a stock sale wherein the purchase price is less than the strike price.

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

The Program was subject to approval by the shareholders, which was obtained at the 1998 Annual Meeting of Shareholders. The exercise price of each option is $4.00 per share, the fair market value of the common stock on January 30, 1998 (the date of grant), based upon the "bid price" on that date. At September 30, 1999, the closing price for the common stock was $2.56 per share.

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


(continued)
                                       12

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

        Notes to Consolidated Condensed Financial Statements (unaudited)


1998 Directors Stock Option Plan. At the 1998 Annual Meeting of Shareholders, the shareholders approved the 1998 Directors Stock Option Plan ("Directors' Plan"). Only non-employee directors are eligible to participate in the Directors' Plan. Outside directors, Dr. Samuel C. Certo, Kenneth W. Hill and George W. Foster, were each granted a single non-statutory option to purchase 25,000 shares of common stock at $4.00, the fair market price on the effective date of the Directors' Plan (January 30, 1998, the date the stock options were granted, subject to shareholder approval). At September 30, 1999, the closing price for the common stock was $2.56 per share.

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

The Company's net earnings increased during the third quarter of 1999 primarily as a result of an increase in its net interest income which was attributable to the growth in the loan portfolio. As a result of the intense competition in the Orlando market, the Company has had to pay higher rates on deposits to keep its existing customers and attract new money in its effort to increase assets. As a result, the increase in the Company's net interest income has been negatively affected to an extent. Should interest rates increase, earnings would be adversely affected in the short run since the adjustments on the ARM loans lag the movement in interest rates by approximately two months. The increase in loan payoffs that the Company had experienced during 1998 and the first quarter of 1999, as customers refinanced their mortgages at lower rates, declined to normal levels during the second quarter of 1999 as the interest rates on mortgage loans increased, which had a positive effect on earnings.

Total interest income increased in the third quarter of 1999. The decline in long term interest rates that occurred during 1998 has resulted in a lower level of mortgage loan rates which has resulted in an increase in the number of loans prepaying as individuals refinance to take advantage of the lower rates. During 1998, this increased the write-off of the premiums that the Company has paid in the past when purchasing loans, which results in a lower yield on the loan portfolio. During the second quarter of 1999, the write-off of premiums returned to more normal levels, as mortgage loan rates increased, and this continued in the third quarter. Should the interest rates on mortgage loans decline again in the future, earnings could be adversely affected to some degree by increased premium write-offs should the mortgage loans held by the Company experience higher prepayments.

The Company has increased its additions to the loss reserves in 1999 due to a higher level of loans outstanding, resulting from the growth the Company has experienced since the removal of the regulatory growth restriction in March 1998. Although management believes that the level of non-performing assets should decrease somewhat in future periods, unforeseen economic conditions and other circumstances beyond the Company's control could result in material additions to the loss reserves in future periods if the level of non-performing assets increases. The Company does anticipate additions to the loss reserves in future periods as part of the normal course of business, since the Company's assets, consisting primarily of loans, are continually evaluated and the loss allowances are adjusted to reflect the losses in the portfolio on an ongoing basis. During the quarter ended September 30, 1999, the Company did make an addition to its loan loss reserves based on its evaluation of the loan portfolio.

The Company is expecting an operating profit for fiscal year 1999, due to the decrease in non-performing loans and the additional capital raised during the fourth quarter of 1997, which has provided the Company the capital resources it needs to grow now that the regulatory growth restriction has been removed.
However, should interest rates rise during the remainder of the year or non-performing assets increase due to unforeseen circumstances, the Company earnings could be adversely affected.

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

The Company's one year GAP position at June 30, 1999, the most recent report available, was -58%, as compared to -48% at June 30, 1998. The primary reason for the increase in the one year GAP has been the growth experienced by the Company during the year. The increases in assets and liabilities have not had the same maturities or adjustment dates which has resulted in an increase in the Company's negative GAP position. In addition, the Company's bond portfolio which had shorter adjustment periods has decreased through maturities and sales. The Company continues to sell fixed rate loans as they are originated but has increased its holdings of fixed rate loans overall during 1998 and 1999 as a result of loans purchased. In addition, during the third quarter of 1999 the Company sold fixed rate loans from its portfolio and began increasing the amount of deposits with terms of one year or longer in order to improve the Company's interest rate risk profile. As interest rates declined in 1998 the Company's net interest spread in percentage terms decreased primarily as a result of the increase in prepayments on mortgage loans resulting from lower mortgage rates which has increased the amount of the write-off of the premiums paid for the loans, which results in a lower yield on the loan portfolio and this trend continued in 1999, although the Company experienced a reduction in the write-off of premiums in the first three quarters of 1999 as compared to the first three quarters of 1998. In terms of dollars, the Company's net interest income has increased as a result of the growth in the loan portfolio and the decrease in non-performing loans.


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

The following table sets forth information about rates and yields:

                                                                        Yields and Rates at
                                                          September 30,     December 31,   September 30,
                                                               1999             1998         1998
                                                               ----             ----         ----
  Yields on:
     Loan portfolio                                            7.56%            7.70%        7.76%
     Other interest-earning assets                             4.97%            4.15%        4.49%
                                                               ----             ----         ----
       Interest-earning assets                                 7.40%            7.37%        7.46%

  Cost of:
     Deposits                                                  4.88%            5.36%        5.42%
     FHLB advances and other interest-bearing liabilities      5.48%            5.79%        5.90%
                                                               ----             ----         ----
       Interest-bearing liabilities                            4.99%            5.44%        5.51%

Interest rate spread                                           2.41%            1.93%        1.95%
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

The Company requires funds in the short-term to finance ongoing operating expenses, pay liquidating deposits, purchase temporary investments in securities and invest in loans. Short-term requirements are funded through short-term advances from the FHLB, other borrowings, the sale of temporary investments, deposit growth and loan principal payments. The Company requires funds in the long-term to invest in loans for its

(continued)
                                       16

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                  Item 2. Management's Discussion and Analysis
                 of Financial Condition and Results of Operation


portfolio, purchase fixed assets and provide for the liquidation of deposits maturing in the future. The Bank funds its long-term requirements with proceeds from maturing loans, the sale of loans, the sale of investments securities available for sale, deposits, long-term advances from the FHLB and the sale of real estate. Management has no plans to significantly change long-term funding requirements.

In June 1998, the Company, in response to its request, was advised by the FHLB that its maximum amount of allowable borrowings had been increased from 20% to 25% of assets and it would no longer be required to pledge specific collateral to the FHLB, but would instead be permitted to use the blanket floating lien on eligible assets.

During the nine month period ended September 30, 1999, the Company used funds primarily from principal collected on loans, $31,279,462; proceeds from loan sales, $23,353,596; increases in net deposits, $20,894,887; an increase in FHLB advances, $5,200,000; an increase in accrued expenses and other liabilities, $3,358,055; an increase in advance payment by borrowers, $1,672,788; proceeds from the sale of real estate owned, $910,827; and a decrease in cash, $1,811,552, to fund the origination and purchase of loans, $89,827,976. As of September 30, 1999, the Company had outstanding FHLB advances of $33,700,000. Management believes that in the future funds will be obtained from the above sources.

At September 30, 1999, loans-in-process, or closed loans scheduled to be funded over a future period of time, totaled $14,476,724. Loans committed, including loans to be purchased, but not closed, totaled $11,763,829 and available lines of credit totaled $745,769. During the nine month period ended September 30, 1999, the Company acquired $52.4 million in primarily domestic residential mortgage loans. The Company anticipates that other loan acquisitions will occur in the future. Funding for these amounts is expected to be provided by the sources described above.

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

Liquidity

OTS regulations require the Bank to maintain a daily average balance of liquid assets equal to a specified percentage (currently 4%) of net withdrawable deposit accounts and borrowings payable in one year or less. Generally, the Bank's management seeks to maintain its liquid assets at comfortable levels above the minimum requirements imposed by the OTS. At September 30, 1999, average liquidity was 6.00%.

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

Capital Requirements

The Bank is required to meet certain minimum regulatory capital requirements. The following table presents a summary of the capital requirements for adequately capitalized banks, the Bank's capital and the amounts in excess as of September 30, 1999:

                                                                      At September 30, 1999
                                                                      ---------------------

                                                                Tier I                        Risk-Based
                                                                ------                        ----------
                                                                      (Dollars in Thousands)

                                                                      Percent                        Percent
                                                       Amount        of Assets           Amount      of Assets
                                                       ------        ---------           ------      ---------

                     Regulatory Capital               $13,011          6.27%            $14,296         12.14%
                     Requirement                        8,301          4.00%              9,424          8.00%
                                                      -------          -----              -----         -----
                     Excess                           $ 4,710          2.27%             $4,872          4.14%
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

During the second quarter of 1999, the Company completed the development of its Cash/Liquidity Plan for Year 2000. The Plan, which was implemented in the third quarter, was reviewed by the OTS as part of their Year 2000 examination in June 1999.

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

Results of Operations

Comparison of the Three-Month Periods Ended September 30, 1999 and 1998

General. The Company had a net profit for the three-month period ended September 30, 1999 of $303,851 or $.06 per share, compared to a net profit of $161,503 or $.03 per share for the same period in 1998. The increase in the net profit was due primarily to an increase in net interest income, an increase in other income, offset partially by an increase in other expense.

Interest Income and Expense. Interest income increased by $807,169 to $3,670,746 for the three-month period ended September 30, 1999 from $2,863,577 for the same period in 1998. Interest income on loans increased to $3,535,310 in 1999 from $2,728,065 in 1998, primarily as a result of an increase in the average amount of loans outstanding, offset partially by a decrease in the average yield earned on loans. The decrease in the average yield earned on loans is the result of the overall decrease in loan rates. Interest income on the securities portfolio increased by $2,747 for the three-month period ended September 30, 1999 over the same period in 1998, as a result of an increase in the yield on securities owned. Other interest and dividends decreased $2,823 during the same three-month period in 1999 from 1998, as a result of a decrease in the

(continued)
                                       21

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                  Item 2. Management's Discussion and Analysis
                 of Financial Condition and Results of Operation


average volume of other interest-bearing assets. Management expects the rates earned on the portfolio to fluctuate with general market conditions.

Interest expense increased $413,180 during the three-month period ended September 30, 1999 to $2,362,298 from the same period in 1998 due to an increase in the amount of deposits and borrowings. Interest on deposits increased to $1,818,254 in 1999 from $1,559,854 in 1998, as a result of an increase in the amount of deposits, and interest on FHLB advances and Other Borrowings increased to $544,044 in 1999 from $389,264 in 1998, as a result of an increase in the average amount of advances and other borrowings outstanding. Management expects to continue to use FHLB advances and other borrowings as a liability management tool.

Provisions for Loan Losses. A provision for loan losses is generally charged to operations based upon management's evaluation of the losses in its loan portfolio. During the quarter ended September 30, 1999, management made a provision for loan losses of $60,000 based on its evaluation of the loan portfolio, which was an increase of $15,000 from the same period in 1998. The primary reason for the increased provision was the increased size of the loan portfolio from the prior year. There were recoveries of $4,041 during the three-month period ended September 30, 1999, as compared to net recoveries of $3,066 during the three-month period ended September 30, 1998. Total non-performing loans at September 30, 1999, were $1,635,686 compared to $1,598,525 at September 30, 1998. The allowance for loan losses at September 30, 1999 was $1,333,798 or 82% of non-performing loans and .71% of net loans outstanding, versus $1,178,266 at September 30, 1998, or 74% of non-performing loans and .78% of net loans outstanding.

Total Other Income. Other income increased from $218,048 for the three-month period ended September 30, 1998, to $303,443 for the same period in 1999. The increase in other income was due to an increase of $123,406 in fees and service charges, an increase of $33,248 in gains on the sale of assets, offset by a decrease of $52,486 in other miscellaneous income, and a decrease of $18,773 in rents. The increase in fees and service charges was primarily the result of an increase in servicing fees on loans and increased fees on deposit accounts. During the third quarter the Company began servicing approximately 2,800 loans that are owned by other companies. The increase in gains on assets sold was the result of an increase in the amount of loans sold during the period. The decrease in other miscellaneous income was attributable primarily to decreased other loan income, resulting from a decrease in the amount of loans originated. Rent income decreased as a result of the sale of the rental property.

Total Other Expense. Other expense increased to $1,160,944 for the three-month period ended September 30, 1999, from $832,821 for the same period in 1998. Compensation and benefits increased to $573,491 in 1999, from $455,151 in 1998 due to an increase in staff, primarily in the loan department, but also from an increase of employees in September 1998 to staff the new branch in Sanford. Occupancy and equipment expense increased by $63,313 in 1999, to $208,405 due to increases in office building rent and maintenance expenses, the opening of the new branch in Sanford in October 1998, and the opening of a loan production office in New Smyrna Beach in March 1999. Data Processing expense increased by $32,454 due to an increase in the number of loans serviced, an increase in the number of deposit accounts, and the opening of the Sanford Branch. Professional fees increased by $17,732, as a result of increased professional and regulatory fees, resulting primarily from the growth of the Company. FDIC Insurance expense increased by $6,247, as a result of an increase in the amount of deposits in the Bank. Other miscellaneous expense increased by $90,037 due primarily to increases in loan expenses related to the increased number of loans originated by the Company and increases in general and administrative expenses resulting from the growth

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                  Item 2. Management's Discussion and Analysis
                 of Financial Condition and Results of Operation


of the Company during the year.

Comparison of the Nine-Month Periods Ended September 30, 1999 and 1998

General. The Company had a net profit for the nine month period ended September 30, 1999, of $715,500 or $.14 per share, compared to a net profit of $364,778 or $.07 per share for the same period in 1998. The increase in the net profit was due primarily to increased net interest income and increased other income, offset partially by an increase in other expense.

Interest Income and Expense. Interest income increased to $10,124,836 for the nine month period ended September 30, 1999, from $8,046,596 for the same period in 1998. Interest income on loans increased to $9,714,950 in 1999 from $7,597,990 in 1998, primarily as a result of an increase in the amount of loans outstanding, offset partially by a decrease in the yield earned on loans outstanding. The decrease in the average yield earned on loans is the result of the overall decrease in loan rates. Interest income on the securities portfolio decreased by $38,272 for the nine month period ended September 30,1999 over the same period in 1998, as a result of a decrease in the amount of securities owned, offset partially by an increase in the yield on the securities. Other interest and dividends decreased $448 during the same nine month period in 1999 from 1998, due to the increase in the average volume of other interest-bearing assets. Management expects the rates earned on the portfolio to fluctuate with general market conditions.

Interest expense increased by $846,373 to $6,403,217 during the nine month period ended September 30,1999, from $5,556,844 for the same period in 1998 due to an increase in the average amount of interest bearing deposits and FHLB advances outstanding, which was partially offset by a decrease in the rates paid on deposits and advances. Interest on deposits increased to $5,100,158 in 1999, from $4,459,684 in 1998 as a result of increased deposits offset partially by a decrease in the rates paid on deposits. Interest on FHLB advances and other borrowings increased to $1,303,059 in 1999 from $1,097,160 in 1998 as a result of an increase in the average amount of advances and other borrowings outstanding which was partially offset by a decrease in the rates paid.

Provisions for Loan Losses. A provision for loan losses is generally charged to operations based upon management's evaluation of the losses in its loan portfolio. During the first nine months of 1999 management did make a provision for loan losses of $210,000 based on its evaluation of the loan portfolio. The primary reason for the increased provision was the growth in the loan portfolio during the year. The total provision for loan losses was $95,648 during the same period in 1998. Net charge-offs on loans totaled $24,598 during the nine month period ended September 30, 1999 compared to $39,458 during the nine month period ended September 30,1998. Total non-performing loans at September 30, 1999, were $1,635,686 compared to $1,598,525 at September 30, 1998. The allowance for loan losses at September 30, 1999 was $1,333,798 or 82% of non-performing loans and
 .71% of net loans outstanding, versus $1,178,266 at September 30, 1998, or 74% of non-performing loans and .78% of net loans outstanding.

Total Other Income. Other income increased from $619,855 for the nine month period ended September 30, 1998, to $892,652 for the same period in 1999. The increase in other income was due to an increase of $126,650 in gain on the sale of assets, an increase of $118,558 in fees and service charges, an increase of $52,060 in other miscellaneous income, offset partially by a $24,471 decrease in rental income. Fees and service charges increased primarily because of an increase in servicing fees on loans and increased fees on deposit accounts. Gains on the sale of assets increased as a result of an increase in the amount of loans and

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                  Item 2. Management's Discussion and Analysis
                 of Financial Condition and Results of Operation


real owned sold during the year. Other miscellaneous income increased for the nine month period ended September 30, 1999 due primarily to increased other loan income resulting from an increase in the amount of loans originated. Rental income decreased as a result of the sale of the other real estate owned that was generating rental income.

Total Other Expense. Other expense increased to $3,446,593 in the nine month period ended September 30, 1999, from $2,426,721 for the same period in 1998. The increase in 1999 was the result of increased employee compensation expense, increased occupancy and equipment expense, increased data processing expense, increased professional fees, and increased miscellaneous expense, offset partially by decreased FDIC insurance expense and decreased loss on the sale of investment securities. Compensation increased to $1,785,315 in 1999 from $1,205,335 in 1998 due primarily to an increase in the loan department staff, but also from an increase of employees in September 1998 to staff the new branch in Sanford, both as called for in the Company's business plan. Occupancy and equipment expense increased by $220,766 in 1999 to $646,854 due to increased rent and maintenance expenses at the main office, the opening of the new branch in Sanford in October 1998, and the opening of a loan production office in New Smyrna Beach in March 1999. Data processing expense increased by $66,014 as a result of an increase in the number loans serviced, an increase in the number of accounts at the Bank, and the opening of the Sanford Branch. Professional fees increased by $41,989, as a result of increased professional and regulatory fees, resulting primarily from the growth of the Company. Other miscellaneous expense increased by $219,234 due primarily to increases in loan expenses related to the increased number of loans originated by the Company and increases in general and administrative expenses resulting from the growth of the Company. Loss on the sale of investment securities decreased by $9,945 as a result of no sales of securities during the nine month period ended September 30, 1999. FDIC Insurance expense decreased by $98,166 as a result of a decrease in the insurance rate paid to the FDIC as a result of the improvement in the Bank's examination rating, offset partially by an increase in the amount of deposits in the Bank







              (The remainder of this page left intentionally blank)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  FEDERAL TRUST CORPORATION
                                                  (Registrant)


Date:     November 12, 1999                       By:  /s/ Aubrey H. Wright, Jr.
                                                       Aubrey H. Wright, Jr.
                                                       Chief Financial Officer
                                                       and duly authorized
                                                       Officer of the Registrant