Form 10KSB
period 1999-12-31
FEDERAL TRUST CORP
filed 2000-03-30
CIK 842640

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549-1004

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999      Commission File Number 33-27139

                            FEDERAL TRUST CORPORATION
             (Exact name of registrant is specified in its charter)

             Florida                                    59-2935028
       -------------------                             ------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

1211 Orange Avenue
Winter Park, Florida                                      32789
---------------------                                   --------
(Address of principal                                  (Zip Code)
executive office)

       Registrant's telephone number, including area code: (407) 645-1201
        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for the fiscal year ended December 31, 1999: $15,492,152

The aggregate market value of the common stock of the Registrant held by nonaffiliates of the Registrant (4,509,803 shares) on March 22, 2000 was approximately $11,556,370. As of such date, no organized trading market existed for the common stock of the Registrant. The aggregate market value was computed by reference to recent trading activity of the common stock of the Registrant at $2.5625 per share. For the purposes of this response, directors, officers and holders of 5% or more of the Registrant's common stock are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant's common stock, as of March 23, 2000: 4,947,911 shares of $0.01 par value common stock.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.      YES   X     NO
                            ---       ---


                      DOCUMENTS INCORPORATED BY REFERENCE:

1. Portions of the Proxy Statement for the 2000 Annual Meeting of Shareholders filed electronically with the Securities and Exchange Commission on March 30, 2000. (Part III)

                                TABLE OF CONTENTS

Consolidated-Federal Trust Corporation and Subsidiaries ("Registrant").



                                                                     Page Number
PART I
Item 1   Business......................................................... 3
Item 2   Properties.......................................................21
Item 3   Legal Proceedings................................................21
Item 4   Submission of Matters to a Vote of Security Holders..............22


PART II
Item 5   Market for Common Equity and Related Stockholder Matters.........22
Item 6   Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................22
Item 7   Financial Statements and Supplementary Data......................28
Item 8   Changes in and disagreements with Accountants on
         Accounting and Financial Disclosure..............................63


PART III
Item 9   Directors and Executive Officers of the Registrant:..............63 (1)
Item 10  Executive Compensation...........................................63 (1)
Item 11  Security Ownership of Certain Beneficial Owners and Management...63 (1)
Item 12  Certain Relationships and Related Transactions...................63

PART IV
Item 13  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.64

--------------------------------------------------------------


(1) The material required by Items 9 through 11 is hereby incorporated by reference from Registrant's definitive Proxy Statement, pursuant to Instruction E 3 of Form 10-KSB.

                                     PART I

                                ITEM 1. BUSINESS

General

Federal Trust Corporation ("Federal Trust") was organized in February 1989 for the purpose of becoming the unitary savings and loan holding company of Federal Trust Bank (the "Bank"), a federally-chartered stock savings bank. Federal Trust, the Bank and its subsidiaries are collectively referred to herein as the "Company". The Company's headquarters are currently located in Winter Park, Florida. Federal Trust conducts business as a savings and loan holding company, and its principal asset is the capital stock of the Bank. As a savings and loan holding company, Federal Trust has greater flexibility than the Bank to diversify and expand its business activities, either through newly formed subsidiaries or through acquisitions.

Subsidiary

Federal Trust is a legal entity separate from the Bank. Federal Trust's executive offices are located at 1211 Orange Avenue, Winter Park, Florida 32789, and its telephone number is (407) 645-1201. The principal sources of Federal Trust's revenues on an unconsolidated basis are earnings on its investments and dividends from the Bank. Various regulatory restrictions and tax considerations limit directly or indirectly the amount of dividends the Bank can pay to Federal Trust. In addition, federal law restricts the Bank in the making of investments in or loans to Federal Trust or its affiliates. See "Regulation."

The Bank is chartered as a federal-stock savings bank and is primarily engaged in the business of obtaining funds in the form of deposits and Federal Home Loan Bank ("FHLB") advances and investing such funds in permanent loans on residential and to a lesser extent commercial real estate primarily in Florida, in various types of construction and other loans and in investment securities.

The Federal Deposit Insurance Corporation ("FDIC"), an agency of the United States Government, insures through the Savings Association Insurance Fund ("SAIF"), all depositors of the Bank up to $100,000 in accordance with the rules and regulations of the FDIC. The Bank is subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision ("OTS") and the FDIC, which is intended primarily for the benefit of depositors. See "Regulation."

Forward Looking Statements

Readers should note, in particular, that this document contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. When used in this document, or in the documents incorporated by reference herein, the words "anticipate", "believe", "estimate", "may", "intend"and "expect"and similar expressions identify certain of such forward-looking statements. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. Actual results may differ materially, depending upon a variety of important factors, including competition, inflation, general economic conditions, changes in interest rates and changes in the value of collateral securing loans we have made, among other things.

Strategy

Our current operating strategy includes loan origination, bulk loan/asset purchases and core deposit generation in its local community. Adjustable rate loans are originated and purchased to help us manage our interest rate spreads. The mortgage lending emphasis is on origination of residential loans in its market area, retaining loans appropriate for portfolio and selling other originated loans into the secondary market. Management intends, to the extent possible, to control interest rates paid on deposits; however, outside factors such as economic, environmental, competitive and liquidity needs will have an effect on the cost of deposits. Our principal sources of earnings are currently interest on real estate mortgage loans, investments, and overnight deposits, fees on checking accounts and sales of loans. Our principal expenses are interest paid on deposits, FHLB advances and operating expenses.

Market Area and Competition

The Company is headquartered in Winter Park, a city of 25,000 residents, located approximately 7 miles northeast of downtown Orlando. Winter Park is in the heart of the greater metropolitan Orlando area which encompasses Orange, Seminole, Lake, and Osceola Counties in central Florida. The total population of the four County area is estimated at 1.473 million, with the majority in Orange and Seminole Counties. On October 30, 1998, we opened a new branch in downtown Sanford, Florida. Sanford is located approximately 12 miles northeast of our main office in Winter Park, and is the second largest city in Seminole County with a population estimated at 36,000. We are currently looking at a new branch facility in New Smyrna, Florida.

Our primary market area is northeast Orange County and Seminole County, although our customers come from the entire four County area. Although best known as a tourist destination, with over 20 million visitors a year, the area has become a center for industries such as aerospace and defense, electro-optics and lasers, computer simulated training, computer networking and data management. In addition, motion picture production, professional and amateur sports, and distribution make the local economy more diverse each year. Many companies, including some in the Fortune 500, have chosen the Orlando area as a base for corporate, regional, and divisional headquarters. The area is also home to the University of Central Florida with an enrollment of 26,000, one of the fastest growing schools in the state university system, as well as Valencia Community College and Seminole Community College whose combined enrollment exceeds 90,000. Winter Park is home to Rollins College, the oldest college in Florida founded in 1885. According to The Orlando Sentinel newspaper, the greater metropolitan Orlando area is projected to be one of the fastest growing areas in the United States through the year 2000.

The Company experiences substantial competition in attracting and retaining deposits and in lending funds. The primary factor in competing for deposits is interest rates. Direct competition for deposits comes from other thrift institutions, commercial banks and nontraditional financial service providers, including insurance companies, consumer finance companies, brokerage houses and credit unions. Additional significant competition for deposits comes from corporate and government securities and money market funds. The primary factors in competing for loans are interest rates and loan origination points. Competition for origination of real estate loans normally comes from other thrift institutions, commercial banks, mortgage bankers, insurance companies and real estate investment trusts.

Consolidation within the banking industry, and in particular within Florida, has been dramatic. As of September 30, 1999, the four largest banking institutions in the state controlled approximately 54% of the bank deposits. In 1980, the four largest controlled less than 33% of the deposits.

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

Lending Activities

General. Our primary lending activity is the acquisition and the origination of government insured or guaranteed or conventional loans for the purchase or construction of residential real property, which loans are secured by first liens on such property. Conventional loans are loans which are not insured by the Federal Housing Administration ("FHA") or partially guaranteed by the Veterans Administration ("VA"). Within this category, the largest portion of our loans are made to homeowners on the security of single-family dwellings. To a lesser extent, we have also made commercial real estate, U.S. Small Business
Administration ("SBA") guaranteed business loans, home equity, and other consumer loans.

Credit Risk. The Bank's primary business is the origination and acquisition of loans to families and businesses. That activity entails potential credit losses, the magnitude of which depends on a variety of economic factors affecting borrowers which are beyond the control of the Bank. While the Bank has instituted guidelines and credit review procedures to protect it from credit losses, some losses may inevitably occur.

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

Loan Portfolio Composition. Our net loan portfolio, which is total loans plus premiums paid for loans purchased less loans in process, unearned discounts and loan origination fees and allowance for loan losses, totaled $186.7 million at December 31, 1999, representing 88% of total assets at such date. At December 31, 1998, our total loan portfolio net was $152.1 million.

Residential mortgage loans comprise the largest group of loans in our loan portfolio, amounting to $172.7 million or 92% of the total loan portfolio at December 31, 1999, of which approximately 99.5% are first mortgage loans and includes $31.5 million in loans for the construction of one-to-four-family homes and $3.51 million which are either insured by the FHA or partially guaranteed by the VA. The percentage of our loan portfolio consisting of one-to-four-family residential real estate loans has increased during the past few years. We offer fixed rate and ARM loans for up to 30 years. As of December 31, 1999, approximately $129.3 million, or 74.8% of these loans were ARM loans and $43.4 million, or 25.2% of these loans were fixed-rate. Fixed-rate loans are generally sold in the secondary market.

Commercial real estate loans, including land loans, amounted to $20.9 million or 11.2% of the total loan portfolio, net at December 31, 1999. Commercial real estate loans consist of $18.3 million of loans secured by other non-residential property and $2.6 million of loans secured by undeveloped land as of December 31, 1999. At December 31, 1999, consumer and other loans, consisting of installment loans and savings account loans, amounted to $1.2 million or 0.7% of the total loan portfolio.

The following table sets forth information concerning the Company's loan portfolio by type at the dates indicated.


                                                                      At December 31,
----------------------------------------------------------------------------------------------------------------------------
                                      1999               1998              1997               1996               1995
                                      ----               ----              ----               ----               ----
                                         Percent            Percent            Percent            Percent            Percent
                                 Amount  of Total   Amount of Total   Amount  of Total   Amount  of Total  Amount   of Total
                                 ------  --------   ------ --------   ------  --------   ------  --------  ------   --------
Mortgage loans:
     Permanent                   162,118    82.6% $ 141,518  88.8% $ 117,279    94.7% $ 109,012   94.8%  $ 110,725   96.0%
     Construction                 31,518    16.1%    15,332   9.6%     4,715     3.8%     3,795    3.3%      1,667    1.4%
                                 -------   -----    ------- -----    -------   -----    -------  -----     -------  -----
        Total mortgage loans     193,636    98.6%   156,850  98.4%   121,994    98.5%   112,807   98.1%    112,392   97.9%

Consumer & other loans             1,242     0.6%       999   0.6%       746     0.6%       154    0.1%        180    0.2%
Commercial loans                    --       0.0%       354   0.2%       490     0.4%     1,350    1.2%      1,443    1.3%
Lines of credit                    1,434     0.7%     1,243   0.8%       570     0.5%       686    0.6%      1,259    1.1%
                                 -------   -----    ------- -----    -------   -----    -------  -----     -------  -----
        Total loans              196,312   100.0%   159,446 100.0%   123,800   100.0%   114,997  100.0     112,372  100.0%

Premium on loans purchased         1,676              1,375            1,370              1,155               987
Less:
     Loans in process              9,967              7,590            2,138              1,902             1,190
     Unearned discounts & loan
         origination fees            (77)                27               13                170               104
     Loans held for sale              --                 --               --                 --                --
     Allowance for loan losses     1,438              1,136            1,110              1,533              2,061
                                --------           --------         --------           --------           --------
Net loans                       $186,660           $152,068         $121,909           $112,547           $112,906
                                ========           ========         ========           ========           ========

Contractual Repayments. Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of loans is substantially less than their average contractual terms because of prepayments. In addition, due-on-sale clauses on loans generally give the Company the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgages are substantially higher than current mortgage loan rates. As of December 31, 1999, the Company had $31.5 million in construction loans, all of which mature in one year or less.

Purchase, Origination, and Sale of Loans. Historically, Florida has experienced a rate of population growth in excess of national averages. However, the real estate development and construction industries in Florida have been sensitive to cyclical changes in economic conditions and the demand for and supply of residential units. Our real estate mortgage loan origination activities will be affected by changes in the real estate development and construction industries.

Since 1991, our residential real estate loan volume has been primarily purchased. We generally purchase loan packages of $2.0 million to $10.0 million of single family residential mortgages, which are primarily seasoned one-year ARM loans. Approximately 77.2% of the single family residential mortgages in our loan portfolio are secured by properties located in Florida. While we prefer to purchase loan packages comprised of Florida real estate, because of pricing and the limited number of Florida loan packages that are available, we also purchase packages of seasoned loans outside of Florida. The loan packages undergo an individual loan underwriting review prior to purchase.

Loans that we originate are generally on real estate located in our primary lending area of central Florida. Sources for residential mortgage loan originations include direct solicitation by employed loan originators, depositors, other existing customers, advertising and referrals from real estate brokers, mortgage brokers and developers. Our residential mortgage loans are originated in accordance with written underwriting standards approved by the Board of Directors. Most fixed rate loan originations are eligible for sale to Fannie Mae and other investors in the secondary market. The Company has engaged in the sale of whole loans.

Consumer loan originations are attributable largely to depositors and walk-in customers and referrals, while commercial real estate loan originations are also attributable largely to brokers, walk-in customers, and referrals. All of the Bank's loan applications are evaluated by the Bank's staff at the main office to ensure compliance with the Bank's underwriting standards. See "Lending Activities - Loan Portfolio Composition - Loan Underwriting Policies."

The following table sets forth for the Bank total loans originated, purchased, sold and repaid during the periods indicated.

                                                                               Year Ended December 31,
                                                          -----------------------------------------------------------
                                                                1999        1998       1997        1996         1995
                                                                ----        ----       ----        ----         ----
                                                                                  (Dollars in thousands)
Originations:
  Real Estate Loans:
  Loans on existing property                                   29,804    $ 19,238    $ 10,405    $  4,955    $  3,354
  Construction loans                                           22,670      10,168       2,758         621         186
  Commercial loans                                              9,311       3,223       2,308         663         100
  Lines of credit                                                 191         704         409        --            74
  Consumer & other loans                                          917         683         285         515          47
                                                             --------    --------    --------    --------    --------
    Total loans originated                                     62,893      34,016      16,165       6,754       3,761
Purchases:                                                     55,177      51,266      23,675      25,082      36,913
                                                             --------    --------    --------    --------    --------
  Total loans originated & purchased                          118,070      85,282      39,840      31,836      32,766
Sales and principal reductions
  Loans sold                                                  (30,431)     (9,250)     (2,241)     (7,761)     (2,561)
  Principal on loan reductions                                (50,773)    (40,386)    (28,796)    (24,351)    (27,296)
                                                             --------    --------    --------    --------    --------
    Total loans sold & principal reductions                   (81,204)   $(49,636)   $(31,037)   $(32,112)   $(29,587)
                                                                                     ========    ========    ========    ========

Increase (decrease) in loans receivable (before net items)     36,866    $ 35,646    $  8,803    $   (276)   $  2,909
                                                             ========    ========    ========    ========    ========



Loan Underwriting. Lending activities are subject to strict underwriting standards and loan origination procedures prescribed by the Board of Directors and management. Loan applications are obtained to determine the borrower's ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. Our lending policy for real estate loans generally requires that collateral be appraised by an independent, outside appraiser approved by the Board of Directors.

Loans are approved at various management levels up to and including the Board of

Directors. Loan approvals are made in accordance with a Chart of Delegated Authority approved by the Board of Directors. Generally, loans less than $250,000 are approved by authorized officers or underwriters. Loans in excess of $250,000 to $400,000 require the concurrence of two or more authorized officers. Loans over $400,000 require approval by the Loan Committee or Board of Directors.

To ensure that underwriting standards and loan policies are being followed, an internal and an external loan review process has been put in place.

General lending policies. Our policy for real estate loans is to have a valid mortgage lien on real estate securing a loan and to obtain a title insurance policy which insures the validity and priority of the lien. Borrowers must also obtain hazard insurance policies prior to closing, and when the property is in a flood prone area, flood insurance is required.

We are permitted to lend up to 100% of the appraised value of real property securing a mortgage loan. However, if the amount of a conventional, residential loan (including a construction loan or a combination construction and permanent loan) originated or refinanced exceeds 90% of the appraised value, federal regulations require that private mortgage insurance be obtained on that portion of the principal amount of the loan that exceeds 80% of the appraised value of the property. We originate single family residential mortgage loans up to a 97% loan-to-value ratio if the required private mortgage insurance is obtained. Loans over 97% loan-to-value ratio, if originated, would be under special community support programs or one of the Federal Housing Administration, Veterans Administration or USDA Rural Housing Service or insurance programs. The loan-to-value ratio on a home loan secured by a junior lien generally does not exceed 100%, including the amount of the first mortgage on the collateral. With respect to home loans granted for construction or combination construction/permanent financing, we will lend up to 95% of the appraised value of the property on an "as completed"basis. The loan-to-value ratio on multi-family residential and commercial real estate loans is generally limited to 80% of value. Consumer loans are considered to be loans to natural persons for personal, family or household purposes, and these loans may be unsecured, secured by personal property or secured by liens on real estate which, when aggregated with prior liens, equals or exceeds the appraised value of the collateral property.

The maximum amount that could have been loaned to one borrower and the borrower's related entities at December 31, 1999, was approximately $1.99 million. We have no loans in our portfolio that exceed our loans to one borrower limit.

Federal regulations also permit us to invest, in the aggregate, up to four times our regulatory capital in loans secured by non-residential or commercial real estate. At December 31, 1999, this limit allowed us to invest in non-residential or commercial real estate loans in an aggregate amount up to $53.1 million. At such date, we had $21.0 million in loans secured by non-residential or commercial real estate.

Income from Lending Activities/Loan Servicing. Fees are earned in connection with loan commitments and originations, loan modifications, late payments, assumptions related to changes of property ownership and for miscellaneous services related to its loans. We also receive fees for servicing loans sold to others. At December 31, 1999, we were servicing $158.8 million in loans for other institutions, which produced $252,035 in servicing income. Income from these activities varies from period to period with the volume and type of loans originated, sold and purchased, which in turn is dependent upon prevailing mortgage interest rates and their effect on the demand for loans in the Company's market area.

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

Non-performing Loans and Real Estate Owned. When a borrower fails to make a required payment on a loan, the Company attempts to collect the payment by contacting the borrower. If a payment on a loan has not been received by the end of a grace period (usually 15 days from the payment due date), notices are sent at that time, with follow-up contacts made thereafter. In most cases, the delinquencies are cured promptly. If the delinquency exceeds 90 days and is not cured through normal collection procedures, more formal measures are instituted to remedy the default, including the commencement of foreclosure proceedings.

If foreclosure is effected, the property is sold at a public auction in which we may participate as a bidder. If we are the successful bidder, the acquired real estate property is then included in the Company's "real estate owned"account until it is sold. Under federal regulations, we are permitted to finance sales of real estate owned by "loans to facilitate,"which may involve more favorable interest rates and terms than generally would be granted under our underwriting guidelines. At December 31, 1999, the Company had no loans to facilitate.

Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued, but unpaid interest is deducted from interest income. Our policy is to not accrue interest on loans past due 90 days or more.

Real estate acquired as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired, it is recorded at the lower of cost or fair value less cost to sell at the date of acquisition and any write-down resulting therefrom, is charged to the allowance for losses on loans.

The following table sets forth certain information regarding our non-accrual loans and real estate owned, the ratio of such loans and real estate owned to total assets as of the date indicated, and certain other related information. There were no troubled debt restructuring or accruing loans more than 90 days delinquent at any of the dates presented.

                                                                                           December 31,
                                                                       -----------------------------------------------------
                                                                         1999       1998        1997       1996      1995
                                                                       --------   --------    --------   --------   -----
                                                                                        (Dollars in Thousands)
Non-accrual loans:
   Residential:
        Construction and land loans                                     $   --      $   --      $  --      $  548    $2,035
        Permanent loans (1-4 units)                                        2,027       1,359      1,283       322       807
        All other mortgage loans                                             629        --         --        --         416
   Commercial loans                                                         --          --         --          47      --
   Consumer and other loans                                                 --             1       --          73        69
   In-substance foreclosures                                                --          --         --        --        --
                                                                        --------    --------    -------    ------    ------
Total non-accrual loans                                                 $  2,656    $  1,360    $ 1,283    $  991    $3,327
                                                                                    ========    =======    ======    ======
        Total non-accrual loans to total loans                               1.4%        0.9%       1.0%      0.9%      2.9%
                                                                        ========    ========    =======    ======    ======
        Total non-accrual loans to total assets                              1.3%        0.8%       0.9%      0.7%      2.4%
                                                                        ========    ========    =======    ======    ======
        Total allowance for loss to total non-accrual loans                 54.1%       83.5%      86.5%    154.7%     61.9%
                                                                        ========    ========    =======    ======    ======
Real estate owned:
   Real estate acquired by foreclosure                                  $    295    $  1,107    $ 1,390    $1,508    $3,293
        Total real estate owned                                         $    295    $  1,107    $ 1,390    $1,508    $3,293
                                                                        ========    ========    =======    ======    ======
        Total non-accrual loans and real estate owned to total assets        1.4%        1.4%       1.9%      1.8%      4.7%
                                                                        ========    ========    =======    ======    ======


If the non-accrual loans at December 31, 1999, had been current in accordance with their original terms for the entire year (or from the date of origination if originated during such period), the total interest income on such loans for the period ended December 31, 1999, would have been increased $164,582.

The $2.7 million of non-accruing single-family residential permanent loans at December 31, 1999, consists of 31 loans. Such loans have an average loan balance of approximately $85,674 and no loan exceeded $408,165.

At  December  31,  1999,  there  were  no  non-accruing   land  acquisition  and
development loans. As for the $295,319 in real estate owned, 7 were single family properties with an average balance of $38,331, and one acquisition and development project with a balance of $27,001.

Provisions for Loan Losses

A provision for loan losses is generally charged to operations based upon management's evaluation of the losses in its loan portfolio and as a result, the Bank charged $320,000 to its provision for loan losses during 1999.

The Bank's net loans increased by $34.6 million during 1999. Although management believes that its present allowance for loan losses is adequate as of December 31, 1999, the Bank's provisions are based on the current and currently anticipated future operating conditions, thereby causing these estimates to be susceptible to changes that could result in a material adjustment to results of operations in the near term. The amount needed in the allowance for loan losses is based on the particular circumstances of the individual non-performing loans, including the type, amount, and value of the collateral, if any, and the overall composition and amount of the performing loans in the portfolio at the time of evaluation, and, as a result, will vary over time. The composition of the loan portfolio continued to change in 1999 as the Bank continued to reduce the amount of commercial loans in its portfolio, with the exception of those loans insured by the SBA which have increased, and concentrated primarily on residential mortgage loans, which tend to have a lower risk of loss. Recovery of the carrying value of loans is dependent to a great extent on economic, operating and other conditions that may be beyond the Bank's control. Therefore, actual losses in future periods could differ materially from amounts provided in the current period and could result in a material adjustment to operations.

The allowance for loan losses at December 31, 1999 was $1,437,913 or 54.1% of non-performing loans and .77% of net loans receivable compared to $1,136,056 or 83.5% of non-performing loans and .75% of net loans at December 31, 1998. The allowance at December 31, 1999 consisted of reserves for the performing loans in the portfolio and reserves against certain loans based on management's evaluation of these loans. During 1999, a portion of the reserves were utilized to write down the loans when they became real estate owned and were subsequently sold by the Bank. The higher level of reserves at December 31, 1999, reflects the increase in total loans outstanding during 1999.

In addition to the continuing internal assessment of the loan portfolio, the Bank's loan portfolio is also subject to examination by the OTS. The most recent OTS regular examination was as of December 31, 1999 and has not concluded as of March 31, 2000. See "Supervision".

During 1999, the Bank's total non-accrual loans increased by approximately $1,295,900.

Allowance for Losses on Loans

When establishing our allowance for loan losses, a number of factors are considered. For loan loss purposes, the loan portfolio is segregated into the following broad segments: commercial real estate; residential real estate; commercial business; and consumer loan. A general allowance for losses is then provided for each of the aforementioned categories, which consists of two components. General loss percentages are calculated based upon historical analyses. A supplemental portion of the allowance is calculated for inherent losses which probably exist as of the evaluation date even though they might not have been identified by the more objective processes used for the portion of the allowance described above. This is due to the risk of error and/or inherent imprecision in the process. This portion of the allowance is particularly subjective and requires judgments based on qualitative factors which do not lend themselves to exact mathematical calculations such as; trends in delinquencies and nonaccruals; migration trends in the portfolio; trends in volume, terms, and portfolio mix; new credit products and/or changes in the geographic distribution of those products; changes in lending policies and procedures; loan review reports on the efficacy of the risk identification process; changes in the outlook for local, regional and national economic conditions; concentrations of credit; and peer group comparisons.

Specific allowances are provided in the event that the specific collateral analysis on each classified loan indicates that the probable loss upon liquidation of collateral would be in excess of the general percentage allocation. The provision for loan loss is debited or credited in order to state the allowance for loan losses to the required level as determined above.

Although we believe that we use the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Company's allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance level based upon their judgment of the information available to them at the time of their examination.

The following table sets forth information with respect to the allowance for loan losses during the periods indicated. The allowance shown in the table below should not be interpreted as an indication that charge-offs in future periods will occur in these amounts or proportions or that the allowance indicates future charge-off amounts or trends.

                                                                            Year Ended December 31,
                                                               ------------------------------------------------------
                                                             1999       1998         1997        1996        1995
                                                             ----       ----         ----        ----        ----
                                                                            (Dollars in thousands)
Average loans outstanding, net                            $176,152    $135,617    $113,472    $112,288    $115,608
Allowance at beginning of year,                              1,136       1,111       1,533       2,061       1,975
Charge offs:
   Conventional loans                                           36         163        --           794         267
   Construction loans                                         --          --          --          --
   Commercial real estate loans                                                        479         390         440
   Consumer loans                                             --          --            50          39        --
                                                          --------    --------    --------    --------    --------
        Total loans charged off                                 39         163         529       1,233         707
                                                          --------    --------    --------    --------    --------
Recoveries                                                      21          23          14         267          14
   Net charge-offs                                              18         140         515         956         694
Provision for loan losses charged to operating expenses        320         165          93         280         779
Transfer from allowance for real estate owned                 --          --          --           149        --
                                                          --------    --------    --------    --------    --------
Allowance at end of year                                     1,438    $  1,136    $  1,111    $  1,533    $  2,061
                                                          ========    ========    ========    ========    ========

Ratio of net charge-offs to average loans outstanding         0.01%       0.10%       0.45%       0.85%       0.61%
                                                          ========    ========    ========    ========    ========
Ratio of allowance to period-end total loans, net             0.77%       0.75%       0.91%       1.36%       1.83%
                                                          ========    ========    ========    ========    ========
Period-end total loans, net                                186,660    $152,068    $121,909    $112,547    $112,906
                                                          ========    ========    ========    ========    ========



The following table represents information regarding the Company's total allowance for losses, as well as the allocation of such amounts to the various categories of loans.

                                                                   As of Ended December 31,
                                              1999               1998               1997               1996               1995
                                           ----------         ----------         ----------         ----------         -------

                                           Percent of         Percent of         Percent of         Percent of         Percent of
                                           Loans to           Loans to           Loans to           Loans to           Loans to
                                    Amount Total Loans Amount Total Loans Amount Total Loans Amount Total Loans Amount Total Loans
                                    ------ ----------- ------ ----------- ------ ----------- ------ ----------- ------ -----------
                                                                           (Dollars In Thousands)

Residential real estate loans          713    87.9%    $  502    87.7%    $  413    86.5%   $  283    88.3%     $  415    86.1%
Commercial real estate loans
   (Including multi-family & land l    550    10.7%       431    11.4%       434    12.0%      946     9.8%      1,073    11.4%
Non-mortgage loans                     175     1.4%       203     0.9%       263     1.5%      304     1.9%        573     2.5%
                                    ------   -----     ------   -----     ------   -----    ------   -----      ------   -----
Total Allowance for loan losses     $1,438   100.0%    $1,136   100.0%    $1,110   100.0%   $1,533   100.0%    $ 2,061   100.0%
                                    ======   =====     ======   =====     ======   =====    ======   =====      ======   =====



Mortgage-Backed Securities

In September of 1999, the Company purchased two FNMA mortgage-backed securities, which are guaranteed as to principal and interest by FNMA, an agency of the Federal government. The securities are permissible investments for a thrift institution and were acquired primarily for their liquidity, yield, and credit characteristics. Such securities may be used as collateral for borrowing. The mortgage securities acquired by the Company are backed by adjustable rate mortgage loans. At December 31, 1999, these securities totaled.$1,921,226.

Investment Activities

Our investment portfolio currently consists of $7,000,000 in bonds issued by the FHLB. We purchase securities to meet our regulatory liquidity requirements, to invest excess funds resulting from excess liquidity and to leverage capital through the use of borrowed funds. All of the securities held at December 31, 1999, meet the liquidity requirements of our primary regulator, the Office of Thrift Supervision ("OTS").

The Company's investment in obligations of U.S. government agencies consist of dual indexed bonds issued by the FHLB. At December 31, 1999, the bonds had a market value of $6,500,900 and gross unrealized losses of $70,411.

The bonds have a par value of $7,000,000 and pay interest based on the difference between two indices. The bonds pay interest at the 10 year constant maturity treasury rate, less the 6 month LIBOR rate, plus a contractual amount of 4.00%. The bonds were purchased to offset some of its risk related to its portfolio of adjustable rate mortgages and, as such, subjects the Company to a certain degree of market risk as the indices change with prevailing market interest rates. Generally, when short term interest rates are low and the yield curve is in a normal slope, i.e., long term interest rates higher than short term interest rates, the bonds will have a yield that is above the yields on other agency securities of three or six month maturities, however, our portfolio of adjustable rate mortgage ("ARM") loans will have yields that are declining due to the adjustment on these loans being based on a short term index, primarily the one year Constant Maturity Treasury ("CMT"). When short term rates are high and the yield curve is flat or inverted, the bonds will have yields that are generally lower than the yields on other agency securities of three or six month maturities, however, our ARM loans will have yields that are increasing since their adjustment is based on a short term index, primarily the one year CMT. As a result, the yields on the dual indexed bonds generally move in an inverse relationship to the movement in yields on our ARM loans and as a result, offset some of the risk related to the movement of interest rates in the loan portfolio. The risk associated with changes in the indices is that when the yield curve is flat, the bonds will generally have yields that are below the yields on bonds that mature or reprice in three or six months unless the general level of rates is very low in which case the margin on the bonds would reduce or mitigate the effects of a flat yield curve. If the yield curve is inverted, the bonds will generally have below market yields. The Company does not currently have any investments in hedges to offset the market risk for these securities. The effective rates earned for the portfolio of dual indexed bonds for 1998 and 1999 were 3.76% and 3.87%, respectively. Market values for all securities were calculated using published prices at December 31, 1999.

Based on OTS Thrift Bulletin 65 - Structured Notes, and other OTS releases, the OTS would prefer that the institutions that they regulate not hold structured notes. It is not our intent to purchase any additional structured notes.

At December 31, 1999 and 1998, the Company did not have any investments securities pledged to the FHLB as collateral under its short-term credit agreement. During 1998, the Company sold $3,350,000 par value of the FHLB bonds that matured in 1998, at a gross loss of $9,945.

The following table sets forth the carrying value of the Company's total investments and liquidity as of the dates indicated.
                                              December 31,
                                    ---------------------------------
                                       1999        1998        1997
                                    ----------  ----------    -------
                                         (Dollars in thousands)
Short-term investments:
   Interest-bearing deposits         $ 4,470   $  5,048     $  3,556
Debt securities:
   FHLB Notes                          6,571      6,468        9,670
Mortgage-backed securities             1,921         -            -
Equity securities:
   FHLB stock                          1,960      1,725       1,428
                                     -------   --------     -------
   Total investment portfolio        $14,922    $13,241     $14,654
                                      ======     ======      ======

Impact of Interest Rates on the Investment Portfolio

During the first half of 1999 interest rates continued to decline, however, during the latter half of the year rates began to increase as the Federal Reserve began to increase interest rates. As a result of the higher interest rates at the end of 1999, the Bank's portfolio of investments consisting primarily of Federal Home Loan Bank ("FHLB") Bonds, was adversely affected as to their market value. In addition to the Federal Home Loan Bank Bonds the Bank owns two FNMA Mortgage-backed securities that it purchased in October 1999. At December 31,1998 the unrealized losses were $319,375 and at December 31, 1999 the unrealized losses had increased to $491,922.

Pursuant to Financial Accounting Standards Board (FASB), Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and equity Securities", which requires that investments be classified into three categories, the Bank had classified the FHLB Bonds as Held-to-maturity securities, and, as a result, the Bonds are reported at amortized cost. The FNMA Mortgage-backed securities are classified as Available-for-Sale and are reported at market value. During 1998 the Bank sold $3,350,000 par value of the FHLB bonds at a gross loss of $9,945.

The one remaining FHLB Bond, which is classified as held to maturity, is issued by, and is the joint and several obligation of, the Federal Home Loan Banks, which are instrumentalities of the U.S. Government and are rated AAA by Moody's. As a result, management is of the opinion that the Bond carries little, if any, risk of default. The market value of the bond, has been and will continue to be, affected by the overall level of interest rates until it matures in 2003. The two FNMA securities which are guaranteed as to principal and interest by FNMA, an agency of the Federal government and mature in 2028, are backed by adjustable rate mortgages and the interest rate on the bonds will adjust in accordance with the adjustment of interest rates on the underlying collateral.

Sources of Funds

General. Deposits are our primary source of funds for use in lending and for other general business purposes. In addition to deposits, funds are obtained from normal loan amortization and prepayments and from operations. Contractual loan payments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general market interest rates and economic conditions. Borrowings are also used on a short-term basis to compensate for seasonal or other reductions in normal sources of funds. Borrowings may also be used on a longer term basis to support expanded lending or investment activities. At December 31, 1999, the Company had $30.2 million in FHLB Advances outstanding which are due in one year or less.

Deposits. Due to changes in regulatory and economic conditions in recent years, we have increasingly emphasized deregulated fixed-rate certificate accounts and other types of deposits. We have a number of different programs that are designed to attract both short-term and long-term deposits. These programs include statement savings accounts, NOW accounts, MMDAs and certificates of deposit currently ranging in terms from 91 days to 120 months.

Deposits have generally been obtained from residents in our primary market area and, to a much lesser extent, nationwide, via a computer network. The principal methods used to attract "in market"deposit accounts have included offering a wide variety of services and accounts, competitive interest rates and a convenient office location, including access to automated teller machines ("ATMs"). We currently do not operate any ATM's. Instead, we issue cards which have access to the Star(R) (previously Honor) and other shared ATM networks. The Company utilizes very few brokered deposits and at times seeks some negotiated rate certificates of deposit less than $100,000 through the CD Network(R) which electronically allows us to display its rates on certificates to individual investors nationwide. Our personnel then deal directly with investors who telephone or write for information concerning certificates of deposit. We are looking to expand our ability to generate deposits through our new internet banking site, which is expected to go on-line in the second quarter of 2000.

The following table shows the distribution of, and certain other information relating to, the Company's deposits by type as of the dates indicated.

                                                                      December 31,
                                          --------------------------------------------------------------------
                                                   1999                  1998                     1997
                                          --------------------------------------------------------------------
                                                       Percent               Percent                 Percent
                                                         of                    of                      of
                                             Amount   Deposits      Amount  Deposits      Amount    Deposits
                                             ------   --------      ------  --------      ------    --------

Non-interest bearing commercial
    checking accounts                     $   2,266      1.5%    $   1,261    1.0%      $     126      .1%
Regular savings accounts                        977      0.6%          872     .7           1,035     1.0
MMDA's                                       15,159      9.9%       11,235    8.7           7,246     6.9
NOW accounts                                  2,709      1.8%        1,439    1.1             890      .9
                                               -----     ----        -----   ----          ------      --
    Subtotal                                 21,111     13.8%       14,807   11.5           9,297     8.9
                                                                    ------  ----            -----     ---
Certificate of Deposit:
   1.00% to 3.99%                              --        --            338    .3              443      .4
   4.00% to 4.99%                            33,432     21.8%       26,807  20.7            1,150     1.1
   5.00% to 5.99%                            81,548     53.1%       82,135  63.5           79,490    75.8
   6.00% to 7.99%                            17,421     11.3%        5,201   4.0           14,504    13.8
                                             ------    ------         ----    ---         ------    ----
       Total Certificates of Deposit       132,401      86.2%      114,481  88.5           95,587    91.1
                                                                   -------  -----         -------    ----

Total Deposits                            $153,512     100.0%     $129,288 100.0%        $104,884   100.0%
                                           =======     =====       ======= =====          =======   =====

The following table shows the average amount of and the average rate paid on each of the following categories during the periods indicated.

                                                          December 31,
                                 -----------------------------------------------------------------
                                         1999                  1998                   1997
                                 -----------------------------------------------------------------
                                  Average    Average    Average     Average    Average     Average
                                  Balance      Rate     Balance      Rate      Balance      Rate
                                  -------      ----     -------      ----      -------      ----
MMDA's, NOW and non-interest
   bearing commercial checking
   accounts                      $ 19,884      3.18%   $ 12,057      3.27%    $  8,174      3.69%
Regular savings                       947      2.53%        924      2.60%       1,286      2.57%
Certificates of Deposit           122,689      5.18%    101,015      5.63%      95,652      5.67%
                                  -------      -----    -------      -----      ------      -----

Total Deposits                   $143,520      4.89%   $113,996      5.36%    $105,112      5.48%
                                 ========      ====    ========      ====     ========      ====

The variety of deposit accounts that we offer has increased our ability to retain deposits and has allowed it to be competitive in obtaining new funds, although the threat of disintermediation (the flow of funds away from savings institutions into direct investment vehicles such as government and corporate securities) still exists. Newer types of accounts, however, have been more costly than traditional accounts during periods of high interest rates. Our ability to attract and retain deposits and our cost of funds have been, and will continue to be, significantly affected by market conditions.

We periodically review the rates offered by other federal institutions in our market area and make adjustments to the rates we offer to be competitive with such institutions. Our deposits increased to $153.5 million and for the year ended December 31, 1999, from $129.3 million for the same period in 1998.

The following table sets forth jumbo certificates of $100,000 and over, maturing as follows:

                                              As of December 31, 1999
                                              -----------------------

       Due three months or less                     $   4,224,174
       Due over three months to six months          $   5,941,324
       Due over six months to one year              $  20,215,107
       Due over one year                            $   3,242,060
                                                      -----------

                                                    $ 33,622,665
                                                    ============

Borrowings. The Company is permitted to obtain advances from the FHLB of Atlanta, upon the security of the capital stock of the FHLB of Atlanta that we own and certain of our home mortgage loans and other assets (principally, securities which are obligations of, or guaranteed by, the U.S. government or agencies thereof), provided certain standards related to creditworthiness have been met. Such advances may be made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities, and the FHLB of Atlanta prescribes the acceptable uses to which the advances pursuant to each program may be made as well as limitations on the size of such advances. Depending on the program, such limitations are based either on a fixed percentage of our regulatory capital, our liability for shares and deposits, or on the FHLB's assessment of our creditworthiness. The FHLB is required to review its credit limitations and standards at least once every six months. Prepayment of FHLB of Atlanta advances would incur prepayment penalties. At December 31, 1999, we had $35.2 million in borrowings outstanding.

The following is an analysis of the advances from the FHLB:

           Amounts outstanding at December 31, 1999:
           -------------------------------------------------------------
           Maturity Date      Rate             Amount       Type
           -------------      ----             ------       ----
           12/04/00         4.55%           10,200,000       Variable
           01/31/00         5.98%            5,000,000      Fixed Rate
           06/05/00         6.12%            5,000,000      Fixed Rate
           12/01/00         5.09%            5,000,000      Fixed Rate
           12/04/00         6.29%            5,000,000      Fixed Rate
           03/05/01         5.96%            5,000,000      Fixed Rate
                            -----            ---------
           Total            5.50 %       $  35,200,000
                            ======          ==========

           Amounts outstanding at December 31, 1998:

           Maturity Date    Rate             Amount            Type
           -------------    ----             ------            ----
           12/02/99         5.15%       $    8,500,000      Variable Rate
           12/01/99         5.09%            5,000,000      Fixed Rate
           12/10/99         4.98%            5,000,000      Fixed Rate
           12/01/00         5.09%            5,000,000      Fixed Rate
           03/05/01         5.96%            5,000,000      Fixed Rate
                            -----          -----------

           Total            5.24 %      $  28,500,000
                            ======         ==========

Variable rate advances reprice daily and may be repaid at any time without penalty. Fixed rate advances incur a prepayment penalty if repaid prior to maturity, and the interest rate is fixed for the term of the advance.

                                 Amounts outstanding at:
  ---------------------------------------------------------------------
              1999                               1998
  ------------------------------    -----------------------------------

  Monthend    Rate        Amount    Monthend     Rate      Amount
  --------    ----        ------    --------     ----      -------

  01/31/99    5.14%   34,000,000    01/31/98     5.94%   23,000,000
  02/28/99    5.23%   24,500,000    02/28/98     5.97%   21,500,000
  03/31/99    5.28%   23,500,000    03/31/98     6.04%   25,550,000
  04/30/99    5.22%   33,500,000    04/30/98     5.93%   27,250,000
  05/31/99    5.19%   32,000,000    05/31/98     5.96%   24,550,000
  06/30/99    5.24%   37,500,000    06/30/98     6.14%   26,050,000
  07/31/99    5.29%   33,000,000    07/31/98     5.89%   27,000,000
  08/31/99    5.45%   31,000,000    08/31/98     5.95%   27,500,000
  09/30/99    5.47%   33,700,000    09/30/98     5.93%   34,500,000
  10/31/99    5.44%   38,200,000    10/31/98     5.50%   32,000,000
  11/30/99    5.56%   35,700,000    11/30/98     5.56%   31,000,000
  12/31/99    5.80%   35,200,000    12/31/98     5.24%   28,500,000


During the twelve-month periods ended December 31, 1999 and December 31, 1998, average advances outstanding totaled $31.8 million and $26.2 million at an average rate of 5.36% and 5.79%, respectively.

Advances from the FHLB are collateralized under a blanket floating lien by loans and FHLB stock that totaled approximately $118.0 million and $2.0 million, respectively at December 31, 1999.

Expansion Plans

In December 1999, we began offering loan products on the internet through our web site, federaltrust.com. Deposit products are expected to be on line by the second quarter of 2000.

In an effort to reduce overhead, we have expanded our lease space by 3,974 square feet at the Sanford, Florida facility to accommodate our loan servicing and branch operations. The lease for our corporate headquarters expires on December 31, 2000. We intend to maintain a strong presence in Winter Park and will be relocating our branch facility to a new 13,202 square foot, two story building, currently under construction. We will be leasing approximately 8,193 square feet. The building is scheduled to be completed by November 2000. The new Winter Park branch facility will be located at Morse Boulevard, on a prominent entrance street to Winter Park.

In addition, we intend to open a new full-service branch facility in New Smyrna, Florida. We have negotiated a lease for a 1,600 square foot location, subject to OTS approval of the branch application, which was formerly a branch office for Harbor Federal Savings Bank. The New Smyrna Beach Branch will provide an additional market from which we should be able to generate lower dost deposits and expand our lending market throughout the Central Florida region.

Employees

At December 31, 1999, Federal Trust had no full-time employees, while the Bank and its subsidiaries had a total of 58 full-time employees. Management considers relations with its employees to be excellent.

Federal Trust currently maintains a comprehensive employee benefit program providing, among other benefits, hospitalization and major medical insurance, long-term disability insurance, life insurance, education assistance, an employee stock ownership plan ("ESOP") and a 401K Plan. These benefits are considered by management to be generally competitive with employee benefits provided by other major employers in Federal Trust's market areas. Federal Trust's employees are not represented by any collective bargaining group.

Other Subsidiaries

At December 31, 1999, the Company had no subsidiaries other than the Bank. The total equity investment at December 31, 1999 was $13,011,939.

Bank Subsidiaries

Current OTS regulations permit a thrift to invest up to 3% of its assets in service corporations, provided any investment in excess of 2% must serve primarily community, inner city or community development purposes. In addition, a thrift can invest up to 20% of its net worth in conforming loans to service corporations if net worth is equal to the minimum net worth requirement of the thrift and scheduled items do not exceed 2.5% of specified assets. At December 31, 1999, the Bank had two operating subsidiaries, FTB Financial Services, Inc. ("FTBFS") and Vantage Mortgage Services Center, Inc. ("Vantage Mortgage"). FTBFS, which commenced operations in 1996, engages in the business of selling insurance annuities, stocks and bond products. FTBFS had minimal operations in 1999. Vantage Mortgage commenced operations on June 1, 1999. Vantage Mortgage originates residential mortgages (FHA and VA) in the Gainesville, Florida market. The President of Vantage Mortgage, Rick T. Marson, owned a local mortgage company in Gainesville, from which Vantage Mortgage acquired certain assets. The Bank's investment in FTBFS and Vantage Mortgage is $15,683 and $115,778, respectively.

Legal Proceedings

There are no material pending legal proceedings to which the Company is a party, or to which any of its property is subject.

Monetary Policies

The results of our operations are affected by credit policies of monetary authorities, particularly the Federal Reserve Board. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in U.S. government securities, changes in the discount rate on member bank borrowings, changes n reserve requirements against member bank deposits and limitations on interest rates, which members banks may pay on time, and savings deposits. In view of changing conditions in the national economy and in the money market, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve Board, no prediction can be made as to our possible future changes in interest rates, deposit levels, loan demand or our business and earnings.

Removal of Regulatory and Supervisory Actions

In October of 1994, Federal Trust and the Bank entered into individual Voluntary Orders to Cease and Desist (collectively "Orders") with the OTS. Federal Trust was primarily required to prepare a three-year business plan, reimburse the Bank for holding company expenses, and develop a management services agreement with the Bank. Dividend request from the Bank were also limited. The Bank's Order centered around the strengthening of underwriting procedures and policies, the development of new loan policies, the implementation of a written plan for collection and reduction of for non-performing assets, and the prohibition of paying above-market lease payments to, or tax payments on behalf of, a Bank affiliate. In addition to the Order, the Bank was placed under growth restrictions based upon its capital position. The growth restrictions had a negative impact on the Company's earnings.

In December 1997, Federal Trust infused $3.7 million in capital to the Bank. Federal Trust and the Bank requested that their respective Orders be rescinded, along with the growth restrictions. The growth restrictions were lifted on March 13, 1998, and the individual Orders were rescinded on June 1, 1998.

                           REGULATION AND SUPERVISION
General

Federal Trust, is a registered savings and loan holding company within the meaning of the Home Owners' Loan Act ("HOLA"). Federal Trust and the Bank operate in a highly regulated environment. Our business activities, which are governed by statute, regulation and administrative policies, are supervised by a number of federal regulatory agencies, including the OTS, the Federal Deposit Insurance Corporation ("FDIC") and, to a limited extent, the Federal Reserve Board.

The banking industry is highly regulated, with numerous federal and state laws and regulations governing its activities. The following is a brief summary of the more recent legislation which affects Federal Trust and our subsidiaries:

In November 1999, the financial services regulations were significantly reformed with the adoption of the Gramm- Leach-Bliley act ("GLA"). The GLA provides for the streamlining of the regulatory oversight functions of the various federal banking agencies. Of significance, while the GLA permits bank holding companies that are well managed, well capitalized and that have at least a satisfactory Community Reinvestment Act rating to operate as Financial Holding Companies ("FHC"), it essentially eliminated the unlimited investment authority of a "unitary savings and loan holding company". Savings and loan holding companies are, for the most part, limited to activities permitted by a bank holding company, a multiple savings and loan holding company, or an FHC.

The GLA also requires financial institutions to permit, with few exceptions, their customers to "opt out" of having their personal financial information shared with nonaffiliated third parties. The GLA bars financial institutions from disclosing customer account numbers to direct marketers and mandates that institutions provide annual disclosure to their customers regarding the institution's privacy policies and procedures.

Regulation of the Holding Company

Restrictions on the Acquisition of Savings Institutions. Section 1467a of the HOLA provides that no holding company, "directly or indirectly"or acting in concert with one or more persons, or through one or more subsidiaries, or through one or more transactions, may acquire "control"of an insured savings institution at any time without the prior approval of the OTS. In addition, any holding company that acquires such control becomes a "savings and loan holding company"subject to registration, examination and regulation under HOLA and the regulations promulgated thereunder. "Control"in this context means ownership, control of, or holding proxies representing more than 25% of the voting shares of, an insured institution, the power to control in any manner the election of a majority of the directors of such institution or the power to exercise a controlling influence over the management or policies of the institution.

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

Transactions with Affiliates. The authority of Federal Trust to engage in transactions with related parties or "affiliates"or to make loans to certain insiders, is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA").
Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of transactions with all affiliates to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in the FRA and the purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and circumstances, including  credit  standards,  that  are  substantially  the same or at least as favorable to the savings institution as those prevailing at the time for comparable transactions with a non-related party or non-affiliated holding company. In the absence of comparable transactions, such transactions may only occur under terms and circumstances, including credit standards, that in good faith would be offered to or would apply to non-related parties or non-affiliated companies.

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

Under the FDIA, a depository institution of a holding company, can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989, in connection with (i) the default of a commonly controlled FDIC-insured depository institution, or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default". "Default"is defined generally as the appointment of a conservator or a receiver and "in danger of default"is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance.

Payment of Dividends. Federal Trust is a legal business entity separate and distinct from the Bank. To date, the principal source of cash flow of Federal Trust, including cash flow to pay cash dividends, has been dividends from the Bank. There are statutory and regulatory limitations on the payment of dividends by the Bank. In general, the ability of the Bank to pay a dividend to Federal Trust is governed by the OTS's capital distribution regulation. The OTS regulation establishes three tiers of savings institutions based primarily on an institution's capital level. A savings institution that exceeds all fully phased-in capital requirements before and after the proposed capital distribution ("Tier 1 association") and has not been advised by the OTS that it is in need of more than normal supervision could, after prior notice but without the approval of the OTS, make capital distribution during a calendar year equal to the greater of (i) 100% of its net income to date during the calendar year, plus the amount that would reduce by one-half its "surplus capital ratio"(the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of the savings institution's net income for the previous four quarters. Any additional capital distributions require prior regulatory approval. The OTS can prohibit a proposed capital distribution by a savings institution, which would otherwise be permitted by the regulation if the OTS determines that such distribution would constitute an unsafe or unsound practice. The Bank did not make a capital distribution to Federal Trust in 1999. Earnings are currently being reinvested to support the Bank's current growth.

34 Act Reporting

As a publicly traded company with its shares of common stock registered under the Securities Act of 1933, Federal Trust is required to file periodic public disclosure reports with the Securities and Exchange Commission, pursuant to the Securities and Exchange Act of 1934, and the regulations promulgated thereunder. A Form 10-KSB is a required annual report that must contain a complete overview of Federal Trust's business, financial, management, regulatory, legal, ownership and organizational status. Federal Trust must file Form 10-KSB by March 31 of each year.

Similarly, Form 10-QSB must contain information concerning Federal Trust on a quarterly basis. Although Form 10- KSB requires the inclusion of audited financial statements, unaudited statements are sufficient for inclusion on Form 10-QSB. Additionally, any significant non-recurring events that occur during the subject quarter, as well as changes in securities, any defaults and the submissions of any matters to a vote of security holders, must also be reported on Form 10-QSB.

Recently, the National Association of Securities Dealers adopted a rule requiring the audit committees of Boards of Directors of reporting corporations, such as Federal Trust, to undertake certain organizational and operational steps.

The Securities and Exchange Commission has adopted a similar rule. These standard will require our audit committee to be comprised solely of independent, non-employee directors who are financially literate. Furthermore, the audit committee will need to adopt a formal charter defining the scope for its operations. The Securities and Exchange Commission's proposed rule will also require our auditors to review the financial statements contained in our Form 10- QSBs, in addition to our Form 10-KSBs.

Regulation of the Bank

Capital Requirements. Both OTS and FDIC have promulgated regulations setting forth capital requirements applicable to depository institutions. The OTS capital regulations require depository institutions to meet three capital standards: (i) a 1.5% tangible capital ratio (defined as the ratio of tangible capital to adjusted total assets); (ii) a 3% leverage (core capital) ratio (defined as the ratio of core capital to adjusted total assets); and, (iii) an 8% risk-based capital standard as defined below. On April 1, 1999, the OTS amended its capital regulation, raising the required leverage (core capital) ratio from 3% to 4%. The Bank's leverage ratio at December 31, 1999, was 6.28%.

Core capital is defined as common stockholder's equity (including retained earning), certain noncumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries, certain goodwill and certain mortgage servicing rights less certain intangible assets, mortgage servicing rights less certain intangible assets, mortgage servicing rights and investments in nonincludable subsidiaries. Tangible capital is defined in the same manner as core capital, except that all intangible assets (excluding certain mortgage servicing rights) must be deducted. Adjusted total assets is defined as GAAP total assets, minus intangible assets (except those included in core capital). The OTS regulations also require that in calculating the leverage ratio, tangible and risk-based capital standards, savings institutions must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank. The Bank currently has two subsidiaries: (i) FTB Financial Services, Inc., which is in the business of selling non- FDIC insured annuities; and (ii) Vantage Mortgage Service Center, Inc., which is in the business of originating residential mortgage loans.

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

The OTS incorporated an interest-rate component as part of the calculation of a savings institution's regulatory capital. Savings institutions with "above normal"interest-rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest-rate risk is measured by the decline in the net portfolio value of its assets (i.e. the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates (except when the three-month Treasury bond equivalent yield falls below 4%, then the decrease will be equal to one-half of that
Treasury rate) divided by the estimated economic value of the savings institution's assets, as calculated in accordance with guidelines set forth by the OTS. A savings institution whose measured interest-rate risk exposure exceeds 2% must deduct an interest-rate component in calculating its total capital under the risk-based capital rule. The interest-rate risk component is an amount equal to one-half of the difference between the savings institution's measured interest-rate risk and 2%, multiplied by the estimated economic value of the savings institution's assets. That dollar amount is deducted from the savings institution's total capital in calculating compliance with its risk-based capital requirement. The interest rate-risk rule includes an assessment of exposure to declines in the economic value of a savings institution's capital due to changes in interest rates. Under the rule, there is a three-quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. Each quarter, the OTS calculates a savings institution's interest-rate risk exposure and advised the savings institution of any interest-rate risk capital component resulting from greater than "normal"exposure. The rule also provides that the Director of the OTS may waive or defer a savings institution's interest-rate risk component on a case by case basis. The OTS, however, has postponed the effective date of the interest rate component as a part of the calculation of a savings institution's risk-based capital requirement.

As of December 31, 1999, the Bank's interest rate-risk exposure, according to OTS calculations, would not have been above the threshold requiring an additional capital component.

The OTS (and other federal banking agencies) are required by law to revise the risk-based capital standards with appropriate transition rules to take into account concentration of credit risks and risks of nontraditional activities. The regulations explicitly identify concentration of credit risk and other risks from nontraditional activities, as well as an institution's ability to manage these risks, as important factors in assessing an institution's overall capital adequacy. These regulations do not contain any specific mathematical formulas or capital requirements.

At December 31, 1999, the Bank met each of its capital requirements. The following table sets forth the regulatory capital calculations of the Bank at December 31, 1999:

                                        Tier I                   Risk-Based
                              ---------------------        --------------------
                                            (Dollars in thousands)
                                              Percent                  Percent
                                                of                        of
                                 Amount       Assets      Amount        Assets
   Regulatory Capital         $  13,225       6.29%     $  14,558       11.36%
   Requirement                $   8,428       4.00%     $  10,253        8.00%
                               --------      -----       --------     -------
   Excess                     $   4,797       2.29%     $   4,305        3.36%

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

Insurance of Deposit Accounts. The FDIC is the administrator for the SAIF and the Bank Insurance Fund ("BIF"), independently setting insurance premiums for each Fund. The Bank's deposit accounts are insured by the SAIF which is also administered by the FDIC. The Federal Deposit Insurance Act requires the FDIC to increase the reserves of the SAIF and the BIF to 1.25% of total insured deposits. Both funds are now fully funded.

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

In early December 1996, the FDIC adopted a rule that reduced regular semi-annual SAIF assessments to a range of 0% - 0.27% of deposits. The new rates became effective for SAIF-assessable institutions on January 1, 1997. The Bank's assessment at December 31, 1999, was 3 basis points on deposits.

Qualified Thrift Lender Test ("QTL"). The HOLA requires savings institutions to meet a QTL test. The QTL test, as amended by the FDICIA, requires savings institutions to maintain at least 65% of its "portfolio assets"(total assets less [i] specified liquid assets up to 20% of total assets; [ii] intangibles, including goodwill; and [iii] the value of property used to conduct business) in qualified thrift investments, primarily residential mortgages and related investments (including certain mortgage-backed and mortgage-related securities) on a monthly basis in nine out of every 12 months.

As of December 31, 1999, the Bank exceeded the 65.0% QTL test, maintaining 93.1% of its portfolio assets in qualified thrift investments.

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

OTS Assessments. Savings institutions are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment, to be paid on a semiannually basis, is computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the institution's latest quarterly thrift financial report. The Bank paid $56,592 in OTS assessments for the year-ended December 31, 1999.

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

The FHLBs are required to provide funds for the resolution of insolvent savings institutions and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to members. For the year ended December 31, 1999, dividends paid by the FHLB-Atlanta to the Bank amounted $129,597 of the Bank's pre-tax income. Should dividends be reduced, or interest on FHLB advances increased, the consolidated net interest income might also be reduced for the Bank. Furthermore, there can be no assurance that the value of the FHLB-Atlanta stock held by the Bank will not decrease as a result of any new legislation.

Federal Reserve System

The Federal Reserve regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $52.0 million or less (subject to adjustment by the Federal Reserve) and an initial reserve of $1,560,000 plus 10% (subject to adjustment by the Federal Reserve between 11 3/4% and 16 1/4%) against that portion of total transaction accounts in excess of $52 million. The first $4.3 million of otherwise reservable balances (subject to adjustments by the Federal Reserve) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements imposed by the OTS. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve or a pass-through account as defined by the Federal Reserve, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve "discount window", however, Federal Reserve regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve.


ITEM 2.  PROPERTIES

The Company has an operating lease with its former chairman for its main facility, which expires in December 2000 and which contains two ten-year renewal options. During the fourth quarter of 1998, management changed its intentions with respect to the exercise of the lease renewal option and determined it was no longer probable the renewal option would be exercised as originally anticipated. As a result of such change in estimate, the remaining estimated useful life of the associated leasehold improvements has been reduced in order to amortize the remaining useful life of such leasehold improvements over the minimum lease term. Accordingly, beginning January 1, 1998, remaining leasehold improvements are being amortized over the remaining three-year period minimum lease term amounting to approximately $237,000 a year. This decision increased occupancy and equipment expense and decreased net income in 1999 by approximately $167,445 and $104,456, respectively.

The offices leased by, and formerly occupied by, Federal Trust are rented on a month to month basis by Federal Trust Properties Corporation, a former subsidiary, for the same amount as Federal Trust is required to pay.

The following table sets forth certain information on the Company's principal offices, net carrying value and the expiration of leases when applicable at December 31, 1999.

                                           Net carrying value of real property
                                           -----------------------------------
                                                                    Lease
                                           Owned        Leased   Expiration
                                           -----        ------   ----------

Federal Trust Building                       - 0 -   $ 247,340    12/31/00
1211 Orange Avenue
Winter Park, Florida 32789

Federal Trust Bank Sanford Office            - 0 -   $ 401,502    12/31/03
312 West First Street, Suite 100
Sanford, Florida 32771

Federal Trust Corporation - former offices   - 0 -   $    - 0 -   10/01/01
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


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCK HOLDER MATTERS

On June 17, 1998, Federal Trust's stock began trading on the NASDAQ Small Cap Market under the symbol FDTR. As of March 17, 2000, there were 455 holders of common stock of the Company, some of which are street name holders. The Company did not pay dividends during 1999 or 1998.

On March 17, 2000, the closing sales price of Federal Trust's common stock was $2.50. From December 31, 1998 through December 31, 1999, the range of sale prices was $2.31 to $3.00. At December 31, 1999, the closing sales price of Federal Trust's stock was $2.50.

                                              Calendar Year 1999
                                              ------------------
                                              Low $         High $
                                              -----         ------
         First Quarter                       $2.31          $2.75
         Second Quarter                       2.31           3.00
         Third Quarter                        2.38           2.88
         Fourth Quarter                       2.25           2.63


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS & FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS
Overview

The Company has continued to concentrate on increasing its portfolio of adjustable rate loans and as interest rates declined in 1998 the Company shortened the maturities of its liabilities to take advantage of falling interest rates. The decline in interest rates, however, increased the amount of loans held by the Company that were prepaid as borrowers refinanced their mortgages to take advantage of the lower rates, resulting in an increase in the premium writeoff by the Company. These premiums were paid when the Company purchased loans from third parties. In addition, the Company experienced some resistance by customers to purchase time deposits at the lower interest rates and has had to adjust its rates upward somewhat to attract and retain deposits. As a result, the Company's interest rate spread increased in dollars during 1998 due primarily to growth, but decreased in percentage terms as the interest rate spread narrowed. During the first half of 1999 interest rates on the Company's liabilities continued to decrease, but this trend reversed in the second half of the year as the Federal Reserve began to increase interest rates, which has resulted in the Company's cost of funds increasing. This increase in interest rates has substantially reduced the number of fixed rate loans being originated and increased the amount of adjustable rate loans being made. The Company has also seen a large decline in the prepayment of loans during the latter part of 1999 resulting in a decrease in the amount of premium writeoff during 1999. Should interest rates continue to increase the Company's earnings will be negatively affected due to its negative GAP position in which its liabilities reprice sooner than its assets.

During 1999 the Company increased the amount of its addition to its loss reserves. The level of non-performing assets increased in 1999 and the Company's loan portfolio grew by $34.6 million, necessitating increased loan loss reserves. Although management believes that the level of non-performing assets will decrease somewhat in future periods, unforeseen economic conditions and other circumstances beyond the Company's control could result in material additions to the loss reserves in future periods if the level of non-performing assets increases. In addition, the Company has been increasing the amount of commercial loans in its portfolio consisting primarily of loans insured by the

SBA in its efforts to increase the yields earned on loans through the diversification of the loan portfolio, but has continued is concentration on residential mortgage loans, which tend to have a lower risk of loss and, as a result, lower yields. During 1998 the Company expanded its residential loan production department with the addition of seven people as a part of its growth plan and increased its production of residential mortgage and construction loans. As interest rates began to increase in 1999 the Company reduced the size of the residential loan production department in response to a decrease in the amount of loans being originated as a result of the higher rates. The Company does anticipate additions to the loss reserves in future periods as part of the normal course of business, as the Company's assets, consisting primarily of loans, are continually evaluated and the loss allowances are adjusted to reflect the potential losses in the portfolio on an ongoing basis.

In 1999 the Company increased its profit by over 156% from 1998, as a result of increased net interest income resulting from growth in the Company's asset size, increased non-interest income, and decreased FDIC premiums.

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

Average Balance Sheet

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

                                                                       Year Ended December 31,
                                                     1999                         1998                        1997
                                                             Average                      Average                       Average
                                          Average             Yield/   Average             Yield/   Average               Yield/
                                          Balance   Interest   Rate    Balance   Interest   Rate    Balance   Interest     Rate
                                          -------   --------   ----    -------   --------   ----    -------   --------     ----

Interest-earning assets:
      Loans(1)                               176,152    13,324   7.56%    135,617   10,438   7.70%   113,472     9,303   8.20%
      Investment securities                    6,515       271   4.16%      8,055      303   3.76%    14,454       619   4.28%
      Other interest-earning assets(2)         5,658       288   5.09%      5,869      275   4.69%     3,780       237   6.27%
                                             -------     -----   ----     -------    -----   ----    -------     -----   ----
         Total interest-earning assets       188,325    13,883   7.37%    149,541   11,016   7.37%   131,706    10,159   7.71%
Non-interest-earning assets                    7,731                        6,520                      6,525
                                           ---------                    ---------                    ---------
         Total assets                        196,056                      156,061                    138,231
                                             =======                      =======                    =======

Interest-bearing liabilities:
  Non-interest bearing demand deposits         2,106       -     0.00%        886       -    0.00%       271       -     0.00%
  Interest bearing demand deposits            17,778       633   3.56%     11,171      394   3.53%     7,903       303   3.82%
  Savings deposits                               947        24   2.53%        924       24   2.60%     1,286        33   2.57%
  Time deposits                              122,689     6,358   5.18 %   101,015    5,687   5.63%    95,652     5,439   5.69%
                                             -------     -----   ----     -------    -----   ----    -------     -----   ----
      Total Deposit accounts                 143,520     7,015   4.89%    113,996    6,105   5.36%   105,112     5,775   5.49%
      FHLB advances & other borrowings        32,895     1,805   5.49%     26,150    1,513   5.79%    23,209     1,401   6.04%
                                             -------     -----   ----     -------    -----   ----    -------     -----   ----
         Total interest-bearing liabilities  176,415     8,820   5.00%    140,146    7,618   5.44%   128,321     7,176   5.59%
Non-interest-bearing liabilities               6,996                        4,551                      3,084
Retained earnings and stockholder's equity    12,645                       11,364                      6,826
                                              ------                       ------                      -----
         Total liabilities & stockholders    196,056                      156,061                    139,231
                                             =======                      =======                    =======

Net interest/dividend income                             5,063              3,398                      2,983
                                                         =====              =====                      =====
Interest rate spread(3)                                          2.37%                       1.93%                       2.12%
                                                                 ====                        ====                        ====
Net interest margin(4)                                           2.69%                       2.27%                       2.28%
                                                                 ====                        ====                        ====
Ratio of average interest-earning assets to444
   average interest-bearing liabilities                          1.07%                       1.07%                       1.03%
                                                                 ====                        ====                        ====

(1)  Includes non-accrual loans.
(2)  Includes  interest-earning  deposits  and FHLB of  Atlanta stock.
(3) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-liabilities.
(4) Net interest margin is net interest income dividied by average interest-earning assets.



Rate/Volume Analysis

The following table sets forth certain information regarding changes in interest income and interest income expense of Federal Trust for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in rate (change in rate multiplied by prior volume), (2) changes in volume (changes in volume multiplied by prior rate) and (3) changes in rate-volume (change in rate multiplied by change in volume).

                                 Year Ended December 31, 1999     Year Ended December 31, 1998          Year Ended December 31, 1997
                                          vs. 1998                         vs. 1997                                 vs. 1996
                                  Increase (Decrease) Due to       Increase (Decrease) Due to             Increase (Decrease) Due to

                                                Rate/                             Rate/                             Rate/
                               Rate    Volume  Volume Total    Rate   Volume     Volume     Total  Rate   Volume   Volume     Total

Interest-earning assets:
     Loans                     (180)   3,120    (54)  2,886    (569)   1,816      (112)    1,135    166      95         2       263
     Investment securities       32      (58)    (6)    (32)    (75)    (274)       33      (316)    (1)    (55)       --       (56)
Other interest-earning assets    24      (10)    (1)     13     (60)     131       (33)       38    157     (83)      (59)       15
                               ----   ------   ----  ------   -----   ------    ------    ------  -----   ------    ------    -----
        Total                  (124)   3,052    (61)  2,867    (704)   1,673      (112)      857    322     (43)      (57)      222
Interest-bearing liabilities:
     Deposit accounts          (533)   1,581   (137)    911    (146)     488       (12)      330     86     (70)       (2)       14
     FHLB Advances &
     other borrowings           (78)     390    (20)    292     (58)     178        (8)      112    143     (17)       (2)      124
                               ----   ------   ----  ------   -----   ------    ------    ------  -----   -----    ------    ------
        Total                  (611)   1,971   (157)  1,203    (204)     666       (20)      442    229     (87)       (4)      138
Net change in net interest
   income before provision
   for loan losses              487    1,081     96   1,664    (500)   1,007       (92)      415     93      44       (53)       84
                               ====   ======   ====   ======  ======   ======    ======    ====== ======  ======    ======    ======



Liquidity

The Company is required by the OTS to maintain a daily average balance of liquid assets equal to a specified percentage (currently 4%) of net withdrawable deposit accounts and borrowings payable in one year or less. Generally, the Company's management seeks to maintain its liquid assets at comfortable levels above the minimum requirements imposed by its regulators. In December 1999, the Company's average liquidity was 6.44%.

Federal Trust expects the Bank to generate sufficient deposits to provide liquidity for expected loan growth and other investments. The Asset/Liability Management Committee of the Company meets regularly and, in part, reviews liquidity levels to ensure that funds are available as needed.

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

Impact of Accounting Requirements

In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedge Activities" (FASB 133). This statement, which is effective for all fiscal quarters and all fiscal years beginning after June 15, 1999, requires all derivatives be measured at fair value and be recognized as assets and liabilities in the statement of financial position. This Statement sets forth the accounting for changes in fair value of a derivative depending on the intended use and designation of the derivative. The Company does not expect the adoption of this Statement to have any impact on its consolidated financial statements. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 which amended the implementation date of SFAS to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.

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

Year 2000 Considerations

The Company formulated a Year 2000 Action Plan that was approved by the Board of Directors in order to identify and correct all the systems that could be affected by the rollover to the year 2000. As of March 31, 2000, the Company has not experienced any problems related to the rollover to 2000. While the Company believes that it has taken all the necessary steps to achieve Year 2000 compliance, there can be no assurance that every contingency has been foreseen and corrected. The Company has a contingency plan in place that it believes addresses any problems that might occur as a result of the Year 2000 changeover.

Results of Operations

Comparison of the Years Ended December 31, 1999 and 1998

General. The Company had a net profit for 1999 of $1,108,766 or $.22 per share compared to a net profit of $432,601 or $.09 per share for 1998. The improvement in the net profit in 1999 was due to an increase in net interest income, increased other income and a decrease in FDIC premiums.

Interest Income and Expense. Interest income was $13,882,708 in 1999 compared to $11,015,899 in 1998. Interest income on loans increased to $13,324,230 in 1999 from $10,437,822 in 1998. The increase in interest income on loans in 1999 was primarily attributable to an increase in the average amount of loans outstanding during the year, however, this was partially offset by a decrease in rates earned on loans. The decrease in interest income on loans was partly the result of loans held by the Company that were prepaid as borrowers refinanced their mortgages to take advantage of the lower interest rates available on mortgages during 1998 and 1999, resulting in an increase in the premium write-off by the Company. These premiums were paid when the Company purchased loans from third parties. Interest income on investment securities decreased to $270,862 in 1999 from $302,728 in 1998 as a result of a decrease in the average balance of investment securities held by the Company offset partially by an increase in the interest rates earned on the securities. Other interest and dividends increased from $275,349 in 1998 to $287,616 during 1999 due to an increase in the rates earned, offset partially by a decrease in average amount of interest bearing deposits outstanding. Management expects the rates earned on the portfolios to fluctuate with general market conditions.

Interest expense increased during 1999 to $8,820,120 compared to $7,617,728 in 1999 primarily due to an increase in the average amount of deposit accounts and FHLB advances outstanding, offset partially by a decrease in the interest rates paid. Interest expense on deposits increased by $910,799 in 1999 as a result of an increase in the average amount of deposits, offset partially by a decrease in the rates paid on deposits. Interest expense on these accounts will increase or decrease according to the general level of interest rates. Interest on FHLB advances and other borrowings increased to $1,804,593 in 1999 from $1,513,000 in 1998 due to an increase in the amount of advances and other borrowings outstanding, offset partially by a decrease in the average rates paid on the advances and borrowings. Management expects to continue to use FHLB advances and other borrowings when the proceeds can be invested wisely.

Provisions for Loan Losses. A provision for loan losses is generally charged to operations based upon management's evaluation of the losses in its loan portfolio. The Company's provision for loan losses for 1999 was $320,000 compared to $165,000 in 1998, primarily as a result of the increase in the amount of loans held by the Company. The Company's gross loan portfolio grew by $36.9 million in 1999. Of this amount, $36.8 million were mortgage loans, of which $30.7 million were residential mortgage loans. As of December 31, 1999,

88% of the Company's gross loan portfolio was residential mortgage loans, which historically have had the lowest risk of loss in the overall portfolio, and as a result have had a lower reserve percentage applied to them based on historical loss percentages.

Gross charge-offs totaled $39 thousand in 1999 compared to $163 thousand for 1998. Total non-performing loans at December 31, 1999 were $2,655,885 compared to $1,360,008 at December 31, 1998. The allowance for loan losses at December 31, 1999 was $1,437,913 or 54.1% of non-performing loans and .77% of net loans receivable compared to $1,136,056 or 83.5% of non-performing loans and .75% of net loans receivable at December 31, 1998. The amount needed in the allowance for loan losses for non-performing loans is based on the particular circumstances of the individual loan, including the type, amount, and value of the collateral, if any, and the overall composition and amount of the performing loans in the portfolio at the time of evaluation, and, as a result, will vary over time.

Total Other Income. Other income increased from $873,762 in 1998 to $1,609,444 for the year ended December 31, 1999. The increase in 1999 was the result of increased fees and service charges, increased gains on the sale of mortgage loans, and increased other income, offset partially by a decrease in gains on the sale of other real estate owned. Fees and service charges increased by $239,398 as a result of more deposit accounts at the Company during the year. Gains on the sale of loans increased by $154,355 as a result of the increase in the number of fixed rate mortgage loans originated by the Company which were then sold, as the Company adds adjustable rate mortgage loans to its portfolio and sells fixed rate loans in order to reduce the Company's interest rate risk. Gains on the sale of other real estate owned decreased by $30,471 as a result of the decrease in the amount of foreclosed real estate owned by the Company. Other income increased by $372,400 primarily as a result of increases in loan servicing fees as the Company added approximately 2,800 loans to its portfolio of loans serviced for others. These loans are sub-serviced for other entities that own the servicing rights to the loans.

Total Other Expense. Other expense increased to $5,204,195 in 1999 from $3,410,748 in 1998. The increase was the result of increased salary and employee benefits expense, increased office occupancy, increased general and administrative expenses, increased other expense and increased legal and professional expense, offset partially by decreased deposit insurance premiums and decreased losses on the sale of investment securities. The increase in salary and employee benefits of $1,193,709 was the result of additions to staff in late 1998 and also during 1999. Staff was added in September 1998 for the new branch in Sanford that opened in October 1998 and additional staff was added in the Operations department and the main office due to the growth of the Company during the year. In addition, staff was added in the Loan Servicing department as a result of the large increase in loans sub-serviced for others. Office occupancy expense increased by $146,127 as a result of the cost of living adjustment on the lease at the Winter Park office, the addition of the Sanford branch office, and the additional space leased in Sanford due to the growth of the Company. General and administrative expenses increased by $154,056 as a result of increased personnel and the growth and expansion of the Company. Other expense increased by $218,834 as a result of the increase in loans originated during the first half of the year, and the growth and expansion of the Company. Deposit insurance premiums decreased by $91,041 as a result of the reduction in the premium charged by the FDIC from 24 basis points to 3 basis points effective for the full year, due to the improvement in the Company's regulatory rating. Legal and professional expense increased by $126,815 due to increased legal fees, increased accounting fees and increased audit fees all resulting from the growth of the Company . The loss on sale of investment securities decreased by $9,945 as a result of no securities being sold in 1999.

Liquidity and Capital Resources at December 31, 1999

General. Like other financial institutions, the Company must ensure that sufficient funds are available to meet deposit withdrawals, loan commitments, investment needs and expenses. Control of the Company's cash flow requires the anticipation of deposit flows and loan payments. The Company's primary sources of funds are deposit accounts, FHLB advances and principal and interest payments on loans.

The Company requires funds in the short term to finance ongoing operating expenses, pay liquidating deposits, purchase temporary investments in securities and invest in loans. The Company funds short-term requirements through advances from the FHLB, the sale of temporary investments, deposit growth and loan principal payments. Management has no plans to significantly change long-term funding requirements. The Company requires funds in the long-term to invest in loans for its portfolio, purchase fixed assets and provide for the liquidation of deposits maturing in the future. The Company funds its long-term requirements with proceeds from maturing loans, the sale of loans, the sale of investments in securities and deposits and the sale of real estate.

During the year ended December 31, 1999, the Company used funds primarily from sale of loans of $24,155,907; proceeds from the sales of real estate owned of $1,079,921; proceeds from the increase in certificate accounts and deposits of $24,223,630; the proceeds from FHLB advances of $6,700,000; and the cash provided from operations of $5,715,814; to fund $59,531,705 in loan originations and purchases, net; the purchase of $1,961,667 of investment securities; the purchase of premises and equipment for $485,001; and the purchase of FHLB stock for $235,000. Management believes that in the future, funds will be obtained from the above sources. The weighted average cost of interest-bearing liabilities at December 31, 1999 was 5.18% compared to 5.26% at December 31, 1998.

At December 31, 1999, loans-in-process, or closed loans scheduled to be funded over a future period of time, totaled $12,506,329. Loans committed, but not closed, totaled $7,269,030 and available lines of credit totaled $788,404. Funding for these amounts is expected to be provided by the sources described above. As of December 31, 1999, the Company had outstanding FHLB advances of $35,200,000 compared to $28,500,000 in 1998.

OTS regulations require the Company to maintain a daily average balance of liquid assets equal to a specified percentage (currently 4%) of net withdrawable deposit accounts and borrowings payable in one year or less. Generally, the Company's management seeks to maintain its liquid assets at comfortable levels above the minimum requirements imposed by its regulators. For the month ending December 31, 1999, liquidity averaged 6.44%.

The Company expects the Bank's two central Florida offices to generate sufficient deposits to provide liquidity for expected loan originations and other investments. The Asset/Liability Management Committee of the Company meets regularly and, in part, reviews liquidity levels to ensure that funds are available as needed.

The Company last declared a dividend to its stockholders on September 30, 1994, which was paid on November 14, 1994. As a result of the net losses that were incurred by the Company from the fourth quarter of 1994 through the third quarter of 1996, no additional dividends have been declared and the Board of Directors decided to suspend the payment of dividends for calendar year 1995, 1996, 1997, 1998 and 1999. Although the Company was profitable during 1999 and projects a profit for 2000, the Board of Directors does not anticipate the payment of dividends in 2000, as the earnings are being retained in order to permit the Bank to continue to grow. The payment of dividends in subsequent years will depend on general economic conditions, the overall performance of the Company, and the capital needs of the Company

At December 31, 1999, the Holding Company's liquidity consisted of $568 thousand of cash which was the portion of the proceeds from the stock offering that were not invested in the Bank. The earnings from this cash are used to pay the expenses of the Holding Company.

The following table is a reconciliation of the Bank's stockholder's equity calculated in accordance with generally accepted accounting principles to regulatory capital:

                                                                    At December 31, 1999
                                                                Tier I             Risk-Based
                                                               -------             ----------
   Stockholders' equity as shown in the accompanying
     financial statements                                       13,011                13,011
   Other:
     Unrealized loss on investments                                268                   268
     General valuation allowances                                    -                 1,438
     Less: Excess mortgage servicing rights and
               Excess net deferred tax assets                      (55)                  (55)
     Less: Assets required to be deducted                            -                   (49)
                                                                ------                -------
   Regulatory capital                                           13,224                 14,613
                                                                ======                =======

At December 31, 1999, the Company met each of its capital requirements.

               ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA








                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                        Consolidated Financial Statements

                           December 31, 1999 and 1998

                   (With Independent Auditors' Report Thereon)

                          Independent Auditors' Report

Board of Directors
Federal Trust Corporation and Subsidiaries:


We have audited the consolidated balance sheet of Federal Trust Corporation and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the years in the two-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Federal Trust Corporation and subsidiaries at December 31, 1999 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1999 in conformity with generally accepted accounting principles.

/s/KPMG LLP

Orlando, Florida
February 28, 2000


                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheet

                                December 31, 1999

                                     Assets

Cash                                                                              $        2,597,953
Interest-bearing deposits                                                                  4,469,656
Investment securities available for sale                                                   1,921,226
Investment securities held to maturity (market value of $6,500,900)                        6,571,311
Loans, less allowance for loan losses of $1,437,913                                      186,659,820
Accrued interest receivable on loans                                                       1,232,432
Accrued interest receivable on investment securities                                         163,506
Office facilities and equipment, net                                                       1,094,293
Real estate owned                                                                            295,319
Federal Home Loan Bank stock, at cost                                                      1,960,000
Prepaid expenses and other assets                                                          1,249,143
Executive supplemental income plan - cash surrender value life insurance
    policies                                                                               2,602,473
Deferred income taxes                                                                        460,375
                                                                                     ---------------
                                                                                  $      211,277,507
                                                                                     ===============

                      Liabilities and Stockholders' Equity

Liabilities:
    Deposits and accrued interest on deposits                                     $      153,523,609
    Official checks                                                                        2,979,009
    Federal Home Loan Bank advances                                                       35,200,000
    Advance payments by borrowers for taxes and insurance                                    807,793
    Accrued expenses and other liabilities                                                 4,411,958
                                                                                     ---------------
                   Total liabilities                                                     196,922,369
                                                                                     ===============

Stockholders' equity:
    Common stock, $.01 par value, 15,000,000 shares authorized; 4,947,911
       shares issued and outstanding                                                          49,479
    Additional paid-in capital                                                            15,944,240
    Accumulated deficit                                                                   (1,370,775)
    Accumulated other comprehensive loss                                                    (267,806)
                                                                                     ---------------
                   Total stockholders' equity                                             14,355,138
Commitments and contingencies (notes 13 and 18)
                                                                                     ---------------
                   Total liabilities and stockholders' equity                     $      211,277,507
                                                                                     ===============
See accompanying notes to consolidated financial statements.


                     FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                        Consolidated Statements of Operations

        For each of the years in the two-year period ended December 31, 1999

                                                                            1999               1998
                                                                        -----------         ----------
Interest income:
    Loans                                                          $     13,324,230         10,437,822
    Investment securities                                                   270,862            302,728
    Interest-bearing deposits and other                                     287,616            275,349
                                                                        -----------         ----------
        Total interest income                                            13,882,708         11,015,899
                                                                        -----------         ----------
Interest expense:
    Deposit accounts                                                      7,015,527          6,104,728
    FHLB advances and other borrowings                                    1,804,593          1,513,000
                                                                        -----------         ----------
        Total interest expense                                            8,820,120          7,617,728
                                                                        -----------         ----------
        Net interest income                                               5,062,588          3,398,171
Provision for loan losses                                                   320,000            165,000
                                                                        -----------         ----------
        Net interest income after provision for loan losses               4,742,588          3,233,171
                                                                        -----------         ----------
Other income:
    Fees and service charges                                                378,373            138,975
    Gain on sale of loans                                                   302,576            148,221
    Gain on sale of other real estate, net                                  125,396            155,867
    Mortgage origination fees                                               168,381                --
    Other                                                                   634,718            430,699
                                                                        -----------         ----------
        Total other income                                                1,609,444            873,762
                                                                        -----------         ----------
Other expenses:
    Salary and employee benefits                                          2,851,486          1,657,777
    Deposit insurance premiums                                              119,900            210,941
    Occupancy and equipment                                                 897,363            751,236
    Legal and professional                                                  315,497            188,682
    Real estate owned expenses                                               79,719             24,827
    General and administrative expenses                                     354,933            200,877
    Loss on sale of investment securities available for sale                    --               9,945
    Other                                                                   585,297            366,463
                                                                        -----------         ----------
        Total other expenses                                              5,204,195          3,410,748
                                                                        -----------         ----------
        Income before income taxes                                        1,147,837            696,185
Income tax expense                                                           39,071            263,584
                                                                        -----------         ----------
        Net income                                                 $      1,108,766            432,601
                                                                        ===========         ==========
Basic and diluted earnings per share                               $           0.22               0.09
                                                                        ===========         ==========
Weighted average shares outstanding                                       4,945,278          4,941,547
                                                                        ===========         ==========

See accompanying notes to consolidated financial statements.


                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

    Consolidated Statements of Stockholders' Equity and Comprehensive Income

      For each of the years in the two-year period ended December 31, 1999

                                                                                               Unrealized
                                                                                                  gain-                   Additional
                                                                        Comprehensive      reclassification     Common     paid-in-
                                                                           income                amount          stock      capital
                                                                        --------------     ----------------   ----------  ----------
Balances at December 31, 1997                                                                                 $  49,416  15,857,532
Accretion of stock options for stock compensation programs                                                         --        25,521
Comprehensive income:
     Net income                                                           $ 432,601                                --            --
     Other comprehensive income, net of tax:
         Amortization of transferred unrealized loss on securities
           held to maturity                                                  62,557                                --            --
         Gross unrealized gain on securities                                                       20,090
           Add:  reclassified adjustment for losses included in net income                          9,945
                 Net unrealized gain on securities                           30,035          ------------          --            --
                                                                           --------
Comprehensive income                                                      $ 525,193
                                                                           ========                             -------  ----------
Balances at December 31, 1998                                                                                   49,416   15,883,053
Accretion of stock options for stock compensation programs                                                          --       43,750
Issuance of 6,364 shares of common stock                                                                            63       17,437
Comprehensive income:
     Net income                                                         $ 1,108,766                                 --           --
     Other comprehensive income, net of tax:
         Amortization of transferred unrealized loss on securities
           held to maturity                                                  64,179                                 --           --
         Gross unrealized loss on securities                                                         (433)
           Add:  reclassified adjustment for gains or losses included                                 --
             in net income                                                                      --------
                 Net unrealized loss on securities                             (433)                                --           --
                                                                          ---------
Comprehensive income                                                    $ 1,172,512
                                                                          =========                              ------  ----------
Balances at December 31, 1999                                                                                 $  49,479  15,944,240
                                                                                                                 ======  ==========
See accompanying notes to consolidated financial statements.

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

    Consolidated Statements of Stockholders' Equity and Comprehensive Income

      For each of the years in the two-year period ended December 31, 1999


                                                        (Continued)


                    Accumulated
                       other       Total
   Accumulated    comprehensive stockholders'
     deficit           loss        equity
   -----------    ------------  -----------

   (2,912,142)       (424,144)  12,570,662
           --              --       25,521


      432,601              --      432,601


           --          62,557       62,557


           --          30,035       30,035

    ---------         -------   ----------
   (2,479,541)       (331,552)  13,121,376
           --              --       43,750

           --              --       17,500


    1,108,766              --    1,108,766


           --          64,179       64,179



           --            (433)        (433)
--------------  --------------  -------------
   (1,370,775)       (267,806)  14,355,138
==============  ==============  =============


                  FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

      For each of the years in the two-year period ended December 31, 1999


                                                                                            1999                  1998
                                                                                        -----------            ----------
Cash flows provided by (used in) operating activities:

    Net income                                                                    $       1,108,766              432,601

    Adjustments to reconcile net income to net  cash flows
       from operations:
          Loss on sale of investment securities available for sale                              --                 9,945
          Provision for losses on loans                                                     320,000              165,000
          Amortization of premium on purchased loans                                        545,690              535,275
          Deferred income taxes                                                               7,310              241,969
          Depreciation of office facilities and equipment                                   398,538              326,752
          Amortization of premium on investment securities
            available for sale                                                                  118                  --
          Gain on sale of loans                                                            (302,576)            (148,221)
          Net amortization of fees and discounts on loans                                  (101,138)             (88,774)
          Net gain on the sale of real estate owned                                        (125,396)            (155,867)
          Write-down on other real estate owned                                              34,507              123,329
          Proceeds from recovery of private mortgage
            insurance claims on other real estate owned                                     145,180               67,750
          Executive supplemental income plan                                               (112,154)             (88,876)
          Accretion of stock option expense                                                  43,750               25,521
          Cash provided by (used) resulting from changes in:
            Accrued interest receivable on loans                                           (283,247)            (102,789)
            Accrued interest receivable on investment securities                            (24,852)              18,501
            Prepaid expenses and other assets                                              (392,825)            (364,303)
            Accrued interest on deposit accounts                                              7,642               (1,501)
            Official checks                                                                 875,622              894,780
            Accrued expenses and other liabilities                                        3,570,879              263,385
                                                                                          ---------            ---------
               Net cash provided by operating activities                                  5,715,814            2,154,477
                                                                                          ---------            ---------

                                 33                     (Continued)


                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES


                      Consolidated Statements of Cash Flows


      For each of the years in the two-year period ended December 31, 1999


                                                                                              1999              1998
                                                                                          ------------       -----------
Cash flows provided by (used in) investing activities:

    Loans originated, net of principal repayments                                           (5,742,818)       11,441,862
    Purchase of loans                                                                      (53,788,887)      (52,104,730)
    Proceeds from sale of investment securities, available for sale                                 --         3,340,055
    Purchase of mortgage-backed securities available for sale                               (1,961,667)               --
    Proceeds from pay downs of investment securities
       available for sale                                                                       39,628                --
    Purchase of cash surrender value life insurance
       policies to fund executive supplemental income                                               --        (1,330,000)
    Proceeds from the sale of other real estate owned                                        1,079,921         1,192,567
    Proceeds from loans sold                                                                24,155,907         9,094,996
    Purchase of Federal Home Loan Bank stock                                                  (235,000)         (297,500)
    Purchase of premises and equipment                                                        (485,001)         (502,757)
                                                                                           -----------        ----------
            Net cash used in investing activities                                          (36,937,917)      (29,165,507)
                                                                                           -----------        ----------

Cash flows provided by financing activities:

    Deposit accounts:
       Net increase in certificate accounts                                                 17,919,320        18,894,160
       Net increase in other deposits                                                        6,304,310         5,509,515
    Proceeds from FHLB advances                                                              6,700,000         5,500,000
    Net increase in advance payments by borrowers for taxes
       and insurance                                                                           200,649           270,738
                                                                                           -----------        ----------

            Net cash provided by financing activities                                       31,124,279        30,174,413
                                                                                           -----------        ----------
            Net (decrease) increase in cash and cash
               equivalents                                                                     (97,824)        3,163,383

Cash and cash equivalents at beginning of period                                             7,165,433         4,002,050
                                                                                           -----------        ----------
Cash and cash equivalents at end of period                                           $       7,067,609         7,165,433
                                                                                           ===========        ==========

                                 34                     (Continued)


                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES


                      Consolidated Statements of Cash Flows


      For each of the years in the two-year period ended December 31, 1999


                                                                                           1999                 1998
                                                                                        ----------            --------
Supplemental disclosures of cash flow information:

    Cash paid during the period for:

       Interest                                                                   $       8,649,733           7,619,229
                                                                                        ===========         ===========

       Income taxes                                                               $         289,146                  --
                                                                                        ===========         ===========
Supplemental disclosures of non-cash transactions:

    Real estate acquired in settlement of loans                                   $         322,236             945,174
                                                                                        ===========         ===========
    Issuance of common stock for the assets of
       Vantage Mortgage Associates                                                $          17,500                  --
                                                                                        ===========         ===========
    Market value adjustment - investment securities
       available for sale:
          Market value adjustment - investments                                   $            (695)                 --
          Deferred income tax asset                                                            (262)                 --
                                                                                        -----------         -----------
               Unrealized loss on investment securities
                    available for sale, net                                       $            (433)                 --
                                                                                        ===========         ===========
          Unrealized loss on investment securities
            transferred from available for sale to held
            to maturity                                                           $        (428,689)           (531,589)
          Deferred income tax asset                                                        (161,316)           (200,037)
                                                                                        -----------         -----------
               Unrealized loss on investment securities
                    transferred from available for sale to
                    held to maturity                                              $        (267,373)           (331,552)
                                                                                        ===========         ===========
See accompanying notes to consolidated financial statements.

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                        Consolidated Financial Statements

                           December 31, 1999 and 1998




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

              The accounting and reporting policies of Federal Trust Corporation and subsidiaries (collectively called the "Company") conform to generally accepted accounting principles and prevailing practices within the banking industry. The following summarizes the more significant of these policies and practices.

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

                                       36                       (Continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                        Consolidated Financial Statements

                           December 31, 1999 and 1998

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

       (f)    Loans

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

              Loans are placed on nonaccrual status when the loan becomes more than 90 days past due as to interest or principal, unless the loan is both well secured and in the process of collection, or when the full, timely collection of interest or principal becomes uncertain. When a loan is placed on nonaccrual status, the accrued and unpaid interest receivable is written off and the loan is accounted for on the cash or cost recovery method thereafter, until qualifying for return to accrual status.

              The Company considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement. When a loan is impaired, the Company may measure impairment based on (a) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (b) the observable market price of the impaired loans, or (c) the fair value of the collateral of a collateral-dependent loan. The Company selects the measurement method on a loan-by-loan basis, except for collateral-dependent loans for which foreclosure is probable, are measured at the fair value of the collateral. In a troubled debt restructuring involving a restructured loan, the Company measures impairment by discounting the total expected future cash flows at the loan's original effective rate of interest.

                                       37                       (Continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                        Consolidated Financial Statements

                           December 31, 1999 and 1998

       (g)    Allowance for Loan Losses

              The Company follows a consistent procedural discipline and accounts for loan loss contingencies in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" (Statement 5). The following is a description of how each portion of the allowance for loan losses is determined.

              The Company segregates the loan portfolio for loan loss purposes into the following broad segments: commercial real estate; residential real estate; commercial business; and consumer loan. The Company provides for a general allowance for losses inherent in the portfolio by the above categories, which consists of two components. General loss percentages are calculated based upon historical analyses. A supplemental portion of the allowance is calculated for inherent losses which probably exist as of the evaluation date even though they might not have been identified by the more objective processes used for the portion of the allowance described above. This is due to the risk of error and/or inherent imprecision in the process. This portion of the allowance is particularly subjective and requires judgments based on qualitative factors which do not lend themselves to exact mathematical calculations such as; trends in delinquencies and nonaccruals; migration trends in the portfolio; trends in volume, terms, and portfolio mix; new credit products and/or changes in the geographic distribution of those products; changes in lending policies and procedures; loan review reports on the efficacy of the risk identification process; changes in the outlook for local, regional and national economic conditions and concentrations of credit.

              Specific allowances are provided in the event that the specific collateral analysis on each classified loan indicates that the probable loss upon liquidation of collateral would be in excess of the general percentage allocation. The provision for loan loss is debited or credited in order to state the allowance for loan losses to the required level as determined above.

              Regulatory examiners may require the Company to recognize additions to the allowance based upon their judgments about the information available to them at the time of their examination. Management believes that the allowance for loan losses is adequate.

       (h)    Mortgage Servicing Rights

              The Bank generates mortgage servicing rights by selling originated loans and retaining the servicing rights. The carrying value of mortgage servicing rights is included in prepaid expenses and other assets on the consolidated balance sheets and is being amortized over the life of the related loan portfolio using the effective interest method.

                                       38                       (Continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                        Consolidated Financial Statements

                           December 31, 1999 and 1998

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

       (j)    Office Facilities and Equipment

              Office facilities and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are stated at cost less accumulated amortization. Amortization of leasehold improvements is computed using the straight-line method over the lesser of the estimated useful lives or the respective lease terms.

       (k)    Comprehensive Income

              The Company's other comprehensive income consists of changes in unrealized gain/(loss), net of related taxes, of investment securities available for sale and investment securities transferred from available for sale to held to maturity in 1996.

       (l)    Net Income Per Share

              The Company adopted Statement of Financial Accounting Standards No. 128 (Statement 128), "Earnings Per Share", in the year ended December 31, 1998. Under Statement 128, the Company presents two earnings per share amounts. Basic EPS is calculated based on net earnings available to common shareholders and the weighted-average number of shares outstanding during the year. Diluted EPS includes additional dilution from potential common stock, such as stock issuable pursuant to the exercise of stock options outstanding.

       (m)    Income Taxes

              The Holding Company and its subsidiaries file a consolidated income tax return. Income taxes are allocated proportionately to the Holding Company and its subsidiaries as though separate income tax returns were filed.

                                       39                       (Continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                        Consolidated Financial Statements

                           December 31, 1999 and 1998

              The  Company  accounts  for  income  taxes  under  the  asset  and
              liability   method.   Deferred  tax  assets  and  liabilities  are
              recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       (n)    Derivative Instruments

              The Company does not purchase, sell or enter into derivative financial instruments or derivative commodity instruments as defined by Statement of Financial Accounting Standards No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", except for fixed rate loan commitments which the Company believes are at market value, and the dual index bond disclosed in note 2.

       (o)    Use of Estimates

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The most significant estimates made by management are the determination of the adequacy of the allowance for loan losses and that real estate owned is stated at the lower of cost or fair value. Actual results could differ from these estimates.

       (p)    Effect of New Accounting Pronouncements

              In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedge Activities" ("Statement 133"). This Statement, which is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, requires all derivatives be measured at fair value and be recognized as assets and liabilities in the statement of financial position. This statement sets forth the accounting for changes in fair value of a derivative depending on the intended use and designation of the derivative.

              In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 which amended the implementation date of Statement 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not expect Statement 133 to have any impact on its consolidated financial statements upon adoption.

                                       40                       (Continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                        Consolidated Financial Statements

                           December 31, 1999 and 1998

(2) Investment Securities Held to Maturity and Investments Securities Available for Sale

       The amortized cost and estimated market values of investment securities held to maturity and available for sale at December 31, 1999 are as follows:

       Investment securities held to maturity:

                                                                        Gross             Gross            Estimated
                                                   Amortized          unrealized       unrealized         market value
                                                     cost               gains            losses              value
                                                 --------------     --------------    --------------     ---------------

       1999:

          Obligation of U.S. government
             agencies                         $      6,571,311               --           70,411             6,500,900
                                                 ==============     ==============    ==============     ===============

        Investment securities available for sale:

                                                                        Gross             Gross            Estimated
                                                   Amortized          unrealized       unrealized         market value
                                                     cost               gains            losses
                                                 --------------     --------------    --------------     ---------------

       1999:

          Mortgage backed securities          $      1,921,921            3,215            3,910             1,921,226
                                                 ==============     ==============    ==============     ===============

       The amortized cost and estimated market value of investment securities held to maturity and available for sale at December 31, 1999, by contractual maturity, are below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                  Amortized     Estimated market
                                                    cost              value
                                               ---------------- ----------------

Investment securities held to maturity:
    Due after one year through five years  $       6,571,311         6,500,900
                                               ================ ================

Investment securities available for sale:
    Due after one year through five years  $       1,921,921         1,921,226
                                               ================ ================

       Market values for all securities were calculated using published prices at December 31, 1999.

                                       41                       (Continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                        Consolidated Financial Statements

                           December 31, 1999 and 1998

       The Company's investment in obligations of U.S. government agencies consist of a dual indexed bond issued by the Federal Home Loan Bank. The bond has a par value of $7,000,000 and pays interest based on the difference between two indices. The bond at December 31, 1999, pays interest at the 10 year constant maturity treasury rate less the 6 month LIBOR rate plus a contractual amount of 4.0%. The Company purchased the bond to partially offset its risk related to its portfolio of adjustable rate mortgages and as such subjects the Company to a certain degree of market risk as the indices change with prevailing market interest rates.

       Proceeds from sales of investment securities available for sale were $-0-and $3,340,055 in 1999 and 1998, respectively. Gross realized losses on sales of investment securities available for sale during 1999 and 1998 were $-0- and $9,945, respectively.

       In March 1996, the Company transferred a security in the amount of $7,000,000 from the available for sale category to the held to maturity category resulting in an unrealized loss of $780,937 which remains in equity, net of amortization and income tax. Amortization is an adjustment to yield over the remaining term of the investment.

(3)    Loans Receivable, Net

       A summary of loans receivable at December 31, 1999 is as follows:

Mortgage loans:
Permanent conventional:
        Commercial                                      $       20,980,519
        Residential                                            141,137,035
        Residential construction                                31,518,265
                                                           -----------------

             Total mortgage loans                              193,635,819
Consumer loans - secured                                         1,005,590
Consumer loans - unsecured                                         236,306
Lines of credit                                                  1,434,301
                                                           -----------------

             Total loans receivable                            196,312,016

Add (deduct):
Net premium on mortgage loans purchased                          1,676,358
Unearned loan origination fees, net of direct loan
        origination costs                                           76,938
Undisbursed portion of loans in process                         (9,967,579)
Allowance for loan losses                                       (1,437,913)
                                                           -----------------

             Loans receivable, net                      $      186,659,820
                                                           =================

                                       42                       (Continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                        Consolidated Financial Statements

                           December 31, 1999 and 1998

       The following is a summary of information regarding nonaccrual and impaired loans as of December 31:

                                                                                   1999                 1998
                                                                              ---------------      ---------------

      Nonaccrual loans                                                     $      2,655,885            1,360,008
                                                                              ===============      ===============

      Total recorded investment in impaired loans                          $      2,877,975            1,710,827
                                                                              ===============      ===============

      Recorded investment in impaired loans for which there is a
           related allowance for loan losses                               $      2,242,043            1,710,827
                                                                              ===============      ===============

      Recorded investment in impaired loans for which there is no
           related allowance for loan losses                               $        635,932                   --
                                                                              ===============      ===============

      Allowance for loan losses related to impaired loans                  $        310,545              240,189
                                                                              ===============      ===============


                                                              Interest
                                                             income not         Interest income          Average
                                                            recognized on        recognized on           recorded
                                                             nonaccrual            impaired            investment in
                                                                loans                loans             impaired loans
                                                           ----------------     -----------------    -----------------

      For the years ended December 31:

           1999                                         $        164,582              57,040             1,936,763
                                                           ================     =================    =================

           1998                                         $        161,510              56,108             1,809,013
                                                           ================     =================    =================

        The activity in the allowance for loan losses for the years ended December 31, 1999 and 1998 is as follows:

                                                 1999                1998
                                            ---------------     ----------------

       Balance at beginning of period    $     1,136,056           1,110,521
       Charge-offs                               (39,160)           (162,788)
       Provision for loan losses                 320,000             165,000
       Recoveries                                 21,017              23,323
                                            ---------------     ----------------

             Balance at end of period    $     1,437,913           1,136,056
                                            ===============     ================


                                       43                       (Continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                        Consolidated Financial Statements

                           December 31, 1999 and 1998

       There were no outstanding loans to executive officers, directors and affiliates at December 31, 1999.

(4)    Loan Servicing

       Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans was $158,829,215 and $17,390,004 at December 31, 1999 and 1998,
       respectively. Servicing fees earned were $252,035 and $10,426 for the years ended December 31, 1999 and 1998, respectively.

(5)    Mortgage Servicing Rights

       An analysis of the activity for originated mortgage servicing rights for the years ended December 31, 1999 and 1998 is as follows:

               Balance, December 31, 1997             $       87,669
               Originations                                  155,059
               Amortization                                  (31,888)
                                                         ----------------

               Balance, December 31, 1998                    210,840
               Originations                                  418,340
               Amortization                                  (63,564)
                                                         ----------------

               Balance, December 31, 1999             $      565,616
                                                         ================

       Mortgage servicing rights are included in prepaid expenses and other assets in the consolidated balance sheet.

(6)    Office Facilities and Equipment

       Office   facilities   and  equipment   and  their   related   accumulated
       depreciation and amortization at December 31, 1999 is summarized as follows:

                                                                            Estimated useful
                                                                                  lives
                                                                            ------------------

    Leasehold improvements                             $     1,439,615           3-25 years
    Furniture and fixtures                                   1,169,143            3-7 years
                                                         ----------------

            Total                                            2,608,758
    Less accumulated depreciation and amortization          (1,514,465)
                                                         ----------------

            Office facilities and equipment, net       $     1,094,293
                                                         ================


                                       44                       (Continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                        Consolidated Financial Statements

                           December 31, 1999 and 1998

(7)    Deposits

       A summary of deposits at December 31, 1999 is as follows:

                                                                                                   Weighted
                                                                                                    average
                                                                                                 interest rate
                                                                                                ----------------

       Commercial checking accounts - noninterest - bearing              $       2,265,696               --%
       NOW accounts                                                              2,709,306             2.00%
       Money market deposit accounts                                            15,159,382             4.10%
       Statement savings accounts                                                  976,593             3.25%
                                                                            ----------------    ----------------

                                                                                21,110,977             3.30%
                                                                            ----------------    ----------------

       Certificate accounts by interest rates:

             4.00% - 4.99%                                                      33,431,771
             5.00% - 5.99%                                                      81,547,600
             6.00% - 6.99%                                                      17,421,334
                                                                            ----------------

                Total certificate accounts                                     132,400,705             5.38%
                                                                            ----------------    ----------------

       Accrued interest                                                             11,927
                                                                            ----------------

                Total deposits                                           $     153,523,609             4.99%
                                                                            ================    ================



        The following table presents, by various interest rate categories, the amount of certificate accounts maturing during the periods reflected below:

             Interest rate           2000          2001          2002          2003           2004          Total
          -------------------   -------------- ------------- ------------- -------------  ------------  -------------

           4.00% - 4.99%      $  30,722,760     2,709,011     --            --             --            33,431,771
           5.00% - 5.99%         74,903,355     3,510,330     1,705,032     440,430        988,453       81,547,600
           6.00% - 6.99%         11,867,138     4,628,203     627,439       --             298,554       17,421,334
                                -------------- ------------- ------------- -------------  ------------  -------------

                              $  117,493,253    10,847,544    2,332,471     440,430        1,287,007     132,400,705
                                ============== ============= ============= =============  ============  =============


                                       45                       (Continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                        Consolidated Financial Statements

                           December 31, 1999 and 1998

       Certificates of deposit issued have remaining maturities at December 31, 1999 as follows:

                  One year                  $       117,493,253
                  Two year                           10,847,544
                  Three year                          2,332,471
                  Four year                             440,430
                  Five year                           1,287,007
                                               --------------------

                                            $       132,400,705
                                               ====================

       At December 31, 1999, certificates of deposit exceeding $100,000 were $18,322,665.

       Interest expense on deposits for the years ended December 31, 1999 and 1998 is as follows:

                                                                          1999                1998
                                                                     ---------------     ---------------

      Interest on NOW and Super NOW accounts                      $         39,339              19,598
      Interest on money market accounts                                    593,690             374,678
      Interest on savings accounts                                          24,347              23,676
      Interest on certificate accounts, net of penalties                 6,358,151           5,686,776
                                                                     ---------------     ---------------

                                                                  $      7,015,527           6,104,728
                                                                     ===============     ===============

       The Company has deposits from directors, officers and employees and their related interests of $433,565 at December 31, 1999.

(8)    Federal Home Loan Bank Advances

       A summary of advances from the Federal Home Loan Bank of Atlanta at December 31, 1999 are as follows:

                   Maturing during the year              Fixed interest rate
                     ending December 31,                   (variable rate)
                  ---------------------------           ----------------------

                               2000                               5.09           $        5,000,000
                               2000                               5.98                    5,000,000
                               2000                               6.12                    5,000,000
                               2000                               6.29                    5,000,000
                               2000                              (4.55)                  10,200,000
                               2001                               5.96                    5,000,000
                                                                                    ------------------

                                                                                 $       35,200,000
                                                                                    ==================

                                       46                       (Continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                        Consolidated Financial Statements

                           December 31, 1999 and 1998

       Pursuant to collateral agreements with the Federal Home Loan Bank ("FHLB"), advances are secured by the following at December 31, 1999:

                   FHLB stock                          $       1,960,000
                   Qualifying mortgage loans                 117,981,905
                                                          =================

       As of December 31, 1999, the FHLB has a blanket lien on all qualifying mortgage loans as noted above.

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

           Investment Securities Available for Sale and Held to Maturity - The Company's investment securities available for sale represent investments in Fannie Mae ("FNMA") mortgage backed securities. The fair value of the FNMA mortgage backed securities was based on quoted market prices. The Bank's investments held to maturity represent investments in Federal Home Loan Bank ("FHLB") bonds. The fair value of the FHLB bond was based on quoted market prices.

           Federal Home Loan Bank Stock - Fair value approximates carrying value.

           Loans - For variable rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for residential, commercial real estate, commercial and consumer loans other than variable rate loans are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values of impaired loans are estimated using discounted cash flow analysis or underlying collateral values, where applicable.

           Deposits - The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at December 31, 1999 (that is their carrying amounts). The carrying amounts of variable rate, fixed term money market accounts and certificates of deposit (CDs) approximate their fair value at the reporting date. Fair values for fixed rate CDs are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

                                       47                       (Continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                        Consolidated Financial Statements

                           December 31, 1999 and 1998

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

       The estimated fair values of the Company's financial instruments at December 31, 1999 are as follows:


                                                                        Carrying amount         Fair value
                                                                       ------------------     ----------------

             Financial assets:
                 Cash and cash equivalents                          $        7,067,609              7,067,609
                 Investment securities held to maturity                      6,571,311              6,500,900
                 Investment securities available for sale                    1,921,226              1,921,226
                 Loans (carrying amount less allowance
                    For loan loss of $1,437,913)                           186,659,820            183,201,569
                 Federal Home Loan Bank stock                                1,960,000              1,960,000

             Financial liabilities:
                 Deposits:
                    Without stated maturities                       $       21,110,977             21,110,977
                    With stated maturities                                 132,400,705            132,131,619
                 Federal Home Loan Bank advances                            35,200,000             35,200,000


       The carrying amounts shown in the table are included in the consolidated balance sheet under the indicated captions.

                                       48                       (Continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                        Consolidated Financial Statements

                           December 31, 1999 and 1998

(10)   Income Taxes

       Income tax expense for the years ended December 31, 1999 and 1998 consists of:

                                Current           Deferred           Total
                             --------------    ---------------   --------------

       1999:

           Federal        $       31,761             6,242             38,003
           State                      --             1,068              1,068
                             --------------    ---------------   --------------

                Total     $       31,761             7,310             39,071
                             ==============    ===============   ==============

       1998:

           Federal        $       19,402           211,972            231,374
           State                   2,213            29,997             32,210
                             --------------    ---------------   --------------

                Total     $       21,615           241,969            263,584
                             ==============    ===============   ==============


       The tax effects of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts which give rise to significant portions of deferred tax assets and liabilities as of December 31, 1999 are as follows:

       Deferred tax assets:
           Allowance for loan losses                        $        197,805
           Unrealized loss on investment securities                  161,578
           AMT credit carryforward                                    73,868
           Depreciation                                               44,020
           Deferred compensation                                      33,987
           Net operating loss carryforward                           286,473
           Other reserves                                             18,815
                                                               ----------------

                  Gross deferred tax assets                          816,546
           Less valuation allowance                                 (147,896)
                                                               ----------------

                  Net deferred tax assets                            668,650
                                                               ----------------

       Deferred tax liabilities:
           FHLB stock dividend                                       (18,845)
           Mortgage servicing rights                                (165,890)
           Deferred loan fees and costs, net                         (23,540)
                                                               ----------------

                  Total deferred tax liabilities                    (208,275)
                                                               ----------------

                  Net deferred tax assets                   $        460,375
                                                               ================


                                       49                       (Continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                        Consolidated Financial Statements

                           December 31, 1999 and 1998

       At December 31, 1999, the Company has net operating loss carryovers (NOL's) of approximately $501,890 for federal and $3,190,915 for state tax purposes, which expire between 2009 and 2011. In addition, the Company has approximately $73,868 in alternative minimum tax (AMT) credit carryforwards. A valuation allowance has been established relating to the NOL that management believes are not more likely than not to be utilized prior to their expiration through future profitable operations.

       The Company's effective tax rate on pretax income for 1999 and 1998 differs from the statutory Federal income tax rate as follows:

                                                           1999              %               1998              %
                                                       --------------   -------------    -------------    -------------

       Tax (benefit) provision at statutory rate     $    390,265           34.00%     $    236,702           34.00%
       Increase (decrease) in tax
           Decrease in valuation allowance               (284,630)        (24.80)                --            --
           State income taxes net of federal
           Income Tax Benefit                                 705            .06             23,365          3.36
           Officers' life insurance, travel and
           Other                                          (38,070)         (3.32)             3,517           .40
                                                       --------------   -------------    -------------    -------------

                                                     $     39,071            3.40%     $    263,584           37.76%
                                                       ==============   =============    =============    =============


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

       Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets. Management believes, as of December 31, 1999, that the Bank meets all capital adequacy requirements to which it is subject.

                                       50                       (Continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                        Consolidated Financial Statements

                           December 31, 1999 and 1998

        As of December 31, 1999, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category. The following table summarizes the capital thresholds for each prompt corrective action capital category. An institution's capital category is based on whether it meets the threshold for all three capital ratios within the category:

                                                                                                       To be well capitalized
                                                                                                       under prompt corrective
                                                                        For capital adequacy                   action
                                              Actual                          purposes                      provisions
                                     --------------------------      ---------------------------      --------------------------
                                        Amount        Ratio             Amount         Ratio             Amount        Ratio
                                     -------------- -----------      -------------- ------------      -------------- -----------

As of December 31, 1999:
  Total capital (to risk
   weighted assets)                 $ 14,558,000       11.39%        $ 10,252,880      >8.0%          $ 12,816,100      >10.0%
                                                                                       -                                -
  Tier I capital (to risk
   weighted assets)                   13,225,076       10.32%           5,126,440      >4.0%             7,689,660      >6.0%
                                                                                       -                                -
    Tier I capital (to
adjusted assets)                      13,225,076        6.29%           8,428,195      >4.0%            10,535,243      >5.0%
                                                                                       -                                -


(12)   Stock Option Plans

       The Company issued stock options to certain sales representatives for their commitment in selling Federal Trust Corporation stock. These options had a strike price of $5.63 per share, as amended as a result of the 1997 stock offering, and expired on October 26, 1999. During 1999, 58,453 options were forfeited due to expiration.

       Pursuant to the Company's stock option plans, certain directors have been granted options to purchase 25,000 shares at $4.00 per share not to exceed a combined total of 75,000 shares. This exercise price was established at $4.00 to reflect the market price for the Company's shares at the time the stock option plan was initially adopted on January 30, 1998. The options are exercisable from November 22, 1998 to November 22, 2008. Furthermore, pursuant to the Plan, employees of the Company were granted an incentive stock option to purchase 275,000 shares of common stock at $4.00 per share of which the President of the Company has the option to purchase 120,000 shares. The employee shares are exercisable from November 22, 1998 to November 22, 2008. The Plans were approved on May 22, 1998, and at that time the stock price had risen to $4.625. The Company is accreting the difference ratably over five years, the vesting period. Compensation cost at December 31, 1999 and 1998 was $43,750 and $25,521, respectively. At December 31, 1999 the number of options vested and exercisable was 68,000.

                                       51                       (Continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                        Consolidated Financial Statements

                           December 31, 1999 and 1998

       The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plan. Accordingly, compensation cost has been recognized for its stock option plans as noted above. Had compensation cost for the Company's stock-based compensation plans been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to pro forma amounts as indicated below:

                                                   1999                1998
                                              ----------------    --------------

          Net income:
                As reported                $     1,108,766     $       432,601
                Pro forma                  $     1,089,156     $       412,991

          Diluted earnings per share:
                As reported                $           .22     $          .09
                Pro forma                  $           .22     $          .08

       The fair value of each option granted is estimated on the date of grant using the Black-Scholes Option Pricing Formula with the following weighted-average assumptions used for grants in 1998, dividend yield of -0- percent; expected volatility of 50 percent; risk-free interest rate of 4.73% and expected lives of 7 years for the plan options.

       A summary of the status of the Company's stock option plan as of December 31, 1999 and 1998 and changes during the year ended on that date is presented below:

                             Fixed options              1999         1998
        ----------------------------------------- ---------------- ------------

        Outstanding at beginning of year:               398,453       58,453
        Granted                                              --      350,000
        Exercised                                            --           --
        Forfeited                                        58,453       10,000
                                                     ------------- ------------

        Outstanding at end of year                      340,000      398,453
                                                     ------------- ------------

        Options exercisable at year-end                  68,000           --
                                                     ============= ============

        Weighted-average fair value of options
             granted during the year per share        $      --         1.00
                                                     ============= ============


                                       52                       (Continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                        Consolidated Financial Statements

                           December 31, 1999 and 1998

                         Number              Weighted           Weighted             Number          Weighted average
                     outstanding at          remaining           average         exercisable at      exercise price at
Exercise price     December 31, 1999      contractual life    exercise price   December 31, 1999     December 31, 1999
--------------     -----------------      ----------------    --------------   -----------------     -----------------
    $4.00                340,000              9 years              $4.00              68,000                 $4.00



(13)   Commitments and Related Party Transactions

       Future minimum lease payments under noncancelable leases, at December 31, 1999 are as follows:

                  Year ending December 31,
             -----------------------------------

                         2000                                 $       431,305
                         2001                                         355,087
                         2002                                         355,087
                         2003                                         355,087
                         2004                                         355,087
                         Thereafter                                 2,015,256
                                                                 --------------

                              Total minimum lease payments    $     3,866,909
                                                                 ==============

       Rent expense amounted to $340,457 and $298,193 for the years ended December 31, 1999 and 1998, respectively.

       During 1990, the Company entered into a long-term lease obligation with John Martin Bell, wife of the former president of the Company, James T. Bell, and a stockholder and director of the Company for the use of the building in Winter Park, Florida. Rent payments in the amount of $316,504 and $308,233 were made during the years ended December 31, 1999 and 1998, respectively.

       The Company has an operating lease with its former chairman and major stockholder relating to its main facility which minimum lease term expires in December 2000 and which contains two ten-year renewal options. During the fourth quarter of 1998, management changed its intentions with respect to the exercise of the lease renewal option and determined it was no longer probable the renewal option would be exercised as originally anticipated. As a result of such change in estimate, the remaining estimated useful life of the associated leasehold improvements has been reduced in order to amortize the remaining useful life of such leasehold improvements over the minimum lease term. Accordingly, beginning January 1, 1998, remaining leasehold improvements are being amortized over the remaining three-year period minimum lease term amounting to approximately $237,000 a year. The impact of this change in estimate was to increase occupancy and equipment expense and decrease net income by approximately $167,000 and $104,000 in 1999 and $178,000 and $111,000 in 1998
       respectively.

                                       53                       (Continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                        Consolidated Financial Statements

                           December 31, 1999 and 1998

(14)   Parent Company Financial Information

       The parent company financial information is as follows at December 31, 1999:

                                                   Condensed Balance Sheet

       Assets:
           Cash, deposited with subsidiary                                                         $         568,495
           Prepaid expenses and other assets                                                                 626,298
           Property, plant and equipment, net                                                                109,477
           Note receivable                                                                                    50,000
           Investment in subsidiaries                                                                     13,011,939
                                                                                                      -----------------

                                                                                                   $      14,366,209
                                                                                                      =================

       Liabilities and stockholders' equity:
           Accounts payable and accrued expenses                                                   $          11,071
                                                                                                      -----------------

       Stockholders' equity:
           Common stock                                                                                       49,479
           Additional paid-in capital                                                                     15,944,240
           Accumulated deficit                                                                            (1,370,775)
           Accumulated other comprehensive loss                                                                 (433)
           Accumulated other comprehensive loss-investment securities
       transferred from available for sale to held to maturity                                              (267,373)
                                                                                                      -----------------

                  Total stockholders' equity                                                              14,355,138
                                                                                                      -----------------

                                                                                                   $      14,366,209
                                                                                                      =================


                                       54                       (Continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                        Consolidated Financial Statements

                           December 31, 1999 and 1998



                                        Condensed Statements of Operations

                                                                              1999                1998
                                                                         ----------------    ----------------

       Revenues:
           Interest and dividend income                               $        43,102              52,900
           Other income                                                       327,891             356,271
                                                                         ----------------    ----------------

              Total income                                                    370,993             409,171
                                                                         ----------------    ----------------

       Expenses:
           Compensation                                                        59,091              34,284
           Occupancy                                                          439,752             420,357
           Other expense                                                       79,695              88,927
                                                                         ----------------    ----------------

              Total expenses                                                  578,538             543,568
                                                                         ----------------    ----------------

              Loss before income from subsidiaries                           (207,545)           (133,851)
       Income from subsidiaries                                             1,018,718             515,591
                                                                         ----------------    ----------------

              Income before income taxes                                      811,173             381,740
       Income tax benefit                                                    (297,593)            (50,861)
                                                                         ----------------    ----------------

             Net income                                               $     1,108,766             432,601
                                                                         ================    ================

                                       55                       (Continued)


                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                        Consolidated Financial Statements

                           December 31, 1999 and 1998

                       Condensed Statements of Cash Flows

                                                                                       1999               1998
                                                                                   --------------    ---------------

   Cash flows provided by (used in) operating activities:

       Net income                                                               $     1,108,766           432,601
       Adjustments to reconcile net income to net cash provided by
             Depreciation                                                               111,416           111,397
             Accretion of stock option expense                                           43,750            25,521
             Equity in undistributed earnings
                 of subsidiaries                                                     (1,018,718)         (515,591)
             Cash provided by (used) resulting from changes in:
                 Prepaid expenses and other assets                                     (537,466)          (47,832)
                 Accounts payable and accrued expenses                                    8,331           (69,501)
                                                                                   --------------    ---------------

             Net cash used in operating activities                                     (283,921)          (63,405)
                                                                                   --------------    ---------------

   Cash flows (used in) provided by investing activities:

       Capital infusion in the subsidiary                                              (500,000)               --
       Notes receivable originated, net of repayments                                        --            25,000
                                                                                   --------------    ---------------

             Net cash (used in) provided by investing activities                       (500,000)           25,000
                                                                                   --------------    ---------------

             Net decrease in cash and cash equivalents                                 (783,921)          (38,405)

   Cash and cash equivalents at beginning of year                                     1,352,416         1,390,821
                                                                                   --------------    ---------------

  Cash and cash equivalents at end of year                                      $       568,495         1,352,416
                                                                                   ==============    ===============


                                       56                       (Continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                        Consolidated Financial Statements

                           December 31, 1999 and 1998



                  Condensed Statements of Cash Flows, Continued

                                                                                       1999               1998
                                                                                   --------------    ---------------

   Supplemental disclosures of non-cash transactions:
       Issuance of common stock for the assets of
          Vantage Mortgage Associates                                           $        17,500                --
                                                                                   ==============    ===============
          Market value adjustment -investment securities available for sale:

          Market value adjustments - investments                                $          (695)               --
          Deferred income tax asset                                                        (262)               --
                                                                                   --------------    ---------------

             Unrealized loss on investment securities
  available for sale, net                                                       $          (433)               --
                                                                                   ==============    ===============

          Unrealized loss on investment securities transferred from
            available for sale to held to maturity                                     (428,689)         (531,589)
          Deferred income tax asset                                                    (161,316)         (200,037)
                                                                                   --------------    ---------------

             Unrealized loss on investment securities transferred
  from available for sale to held to maturity                                   $      (267,373)         (331,552)
                                                                                   ==============    ===============


       The major sources of funds available to the Company for payment of dividends are dividends from the Bank. The ability of the Bank to pay dividends to the Holding Company is subject to the approval of the Office of Thrift Supervision.

(15)   Selected Quarterly Financial Data (Unaudited)

       Summarized quarterly financial data follows (in thousands, except for per share amounts):

                                                                               Fourth quarter

                                                                        -----------------------------
                                                                           1999             1998
                                                                        ------------     ------------

              Interest income                                        $      3,758            2,969
              Net interest income                                           1,341              908
              Provision for loan losses                                       110               69
              Income before income taxes                                      191              109
              Net income                                                      394               67
                                                                        ============     ============

              Basic and diluted earnings per share                   $        .07              .02
                                                                        ============     ============


                                       57                       (Continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                        Consolidated Financial Statements

                           December 31, 1999 and 1998



                                                                               Third quarter

                                                                        -----------------------------
                                                                           1999             1998
                                                                        ------------     ------------

              Interest income                                        $      3,671            2,864
              Net interest income                                           1,308              914
              Provision for loan losses                                        60               45
              Income before income taxes                                      391              255
              Net income                                                      304              162
                                                                        ============     ============

              Basic and diluted earnings per share                   $        .06              .03
                                                                        ============     ============

                                                                               Second quarter

                                                                        -----------------------------
                                                                           1999             1998
                                                                        ------------     ------------

              Interest income                                        $      3,345            2,628
              Net interest income                                           1,293              784
              Provision for loan losses                                        90               21
              Income before income taxes                                      303              186
              Net income                                                      233              112
                                                                        ============     ============

              Basic and diluted earnings per share                   $        .05              .02
                                                                        ============     ============

                                                                               First quarter

                                                                        -----------------------------
                                                                           1999             1998
                                                                        ------------     ------------

              Interest income                                        $      3,109            2,555
              Net interest income                                           1,120              791
              Provision for loan losses                                        60               30
              Income before income taxes                                      263              146
              Net income                                                      178               92
                                                                        ============     ============

              Basic and diluted earnings per share                   $        .04              .02
                                                                        ============     ============



                                       58                       (Continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                        Consolidated Financial Statements

                           December 31, 1999 and 1998

(16)   Employee Plans

       The Company maintains a qualified employee stock ownership plan (the "Plan"). The Plan is qualified under Section 4975(e)(7) of the Internal Revenue Code, under which all of its subsidiaries may act as participating employees. In addition, the Plan meets all applicable requirements of the Tax Reform Act of 1986 and is qualified under Section 401(k) of the Internal Revenue Code.

       At the discretion of the Board of Directors, the Company may make a contribution to the Plan of up to 15% of total compensation paid to employees during the year. Employees are 100% vested after five years of service. For the years ended December 31, 1999 and 1998, the Company incurred compensation costs of $100,000 and $7,300, respectively.

       In addition, the Company sponsors an employee savings plan, which qualifies as a 401(k) plan under the Internal Revenue Code. Under the employee savings plan, employees may contribute up to 10% of their pre-tax compensation. The Company makes contributions on a discretionary basis as approved by the Board of Directors. Participants vest immediately in their own contributions and after four years of service in contributions made by the Company. Employee savings plan expense for the years ended December 31, 1999 and 1998 was $28,207 and $25,782, respectively.

(17)   Regulation and Supervisory Agreement

       The Bank is subject to extensive regulation, supervision and examination by the Office of Thrift Supervision ("OTS"), its primary federal regulator, and by the Federal Deposit Insurance Corporation ("FDIC"), which insures deposits up to applicable limits. Such regulation and supervision establishes a comprehensive framework of activities in which a bank may engage and is intended primarily for the protection of the Savings Association Insurance Fund ("SAIF") administered by the FDIC and depositors. As a thrift holding company, the Holding Company also is subject to extensive regulation, supervision and examination by the OTS and, to a lesser extent, the FDIC.

       The regulatory structure governing savings associations and savings and loan holding companies gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities. Any change in such regulation, whether by the OTS, the FDIC or the U.S. Congress, could have a significant impact on the Bank and the Holding Company and their operations.

                                       59                       (Continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                        Consolidated Financial Statements

                           December 31, 1999 and 1998

       The Bank and the Holding Company are subject to periodic examinations by the OTS. Examinations in prior years resulted in the Bank entering into a supervisory agreement in 1993 and the OTS issuing a Supervisory Order to Cease and Desist (the "Order") to both the Bank and the Holding Company in 1994. In a letter dated March 18, 1998, the OTS removed the growth restrictions placed on the Bank pursuant to Regulatory Bulletin 3b, permitting future growth of the Bank consistent with the Bank's strategic and operating plans, and safe and sound banking practices. The Orders to Cease and Desist were lifted as of June 1, 1998.

(18)   Executive Supplemental Income Plan

       The Company implemented an executive supplemental income plan (the "Plan") during 1997 to provide supplemental income for two of its current executives after their retirement. The funding of the Plan involved the purchase of five cash surrender value life insurance policies, which totaled $3,180,000. The Plan is structured such that each participant is scheduled to receive specified levels of income after the retirement age of 65 for seventeen years. In the event a participant leaves the employment of the Bank before retirement, only the benefits vested through that date would be paid to the employee. The Plan also provides for 100% vesting in the event of a change in Bank ownership. The accounting for the Plan is as follows: Monthly, the Company records the mortality cost as a reduction of the asset. Interest for the policies is recorded to the asset and salary continuation expenses are accrued.

       The Company has approximately $103,704 and $48,600 in deferred compensation accrued at December 31, 1999 and 1998, respectively, which is included in accounts payable and other liabilities in the accompanying consolidated balance sheets. The Company incurred charges of $85,854 and $69,112 in connection with the Plan during 1999 and 1998, respectively.

                                       60                       (Continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                        Consolidated Financial Statements

                           December 31, 1999 and 1998

(19)   Credit Commitments

       The Bank has outstanding at any time a significant number of commitments to extend credit. These arrangements are subject to strict credit control assessments and each customer's credit worthiness is evaluated on a case-by-case basis. A summary of commitments to extend credit and standby letters of credit written at December 31, 1999 is as follows:

           Available lines of credit                                                $        788,404
                                                                                       ================

           Standby letters of credit                                                $         95,936
                                                                                       ================

           Outstanding mortgage loan commitments, exclusive of loans in
                  Fixed rates                                                       $      6,829,231
                  Variable rates                                                          13,734,533
                                                                                       ----------------

                                                                                    $     20,563,764
                                                                                       ================

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

                                       61                       (Continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                        Consolidated Financial Statements

                           December 31, 1999 and 1998

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

(21)   Basic and Diluted Earnings Per Share

       Basic and diluted earnings per share are calculated as follows:

                                                                 Income                Shares              Per share
                                                              (numerator)          (denominator)             amount
                                                            -----------------    -------------------      -------------

       1999:

           Basic earnings per share:
             Net income                                  $       1,108,766            4,945,278        $         .22
                                                                                                          =============

           Effect of Dilutive Securities:
             Stock options                                              --                   --
                                                            -----------------    -------------------

           Diluted earnings per share:
             Income and assumed conversions              $       1,108,766            4,945,278        $         .22
                                                            =================    ===================      =============

       1998:

           Basic earnings per share:
             Net income                                  $         432,601            4,941,547        $         .09
                                                                                                          =============

           Effect of Dilutive Securities:
             Stock options                                              --                   --
                                                            -----------------    -------------------

           Diluted earnings per share:
             Income and assumed conversions              $         432,601            4,941,547        $         .09
                                                            =================    ===================      =============

                                       62                       (Continued)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS.

None.

                                    PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

Registrant hereby incorporates by reference the sections entitled "Election of One Class I Director" and "Board of Directors Meeting" contained at pages 3 through 5 of the Proxy Statement filed electronically with the Securities and Exchange Commission on March 30, 2000.


ITEM 10.  EXECUTIVE COMPENSATION

Registrant hereby incorporates by reference the section entitled "Executive Compensation" contained at pages 5 through 13 of the Proxy Statement.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

(d)     Security Ownership of Certain Beneficial Owners

Registrant  hereby   incorporates  by  reference  the  section  titled  "Certain
Shareholders" on page 3 of the Proxy Statement.

(e)     Security Ownership of Management

Registrant  hereby  incorporates by reference the section entitled  "Information
Concerning Directors" and "1998 Key Employee Incentive stock compensation Program" contained at page 3 and page 10 of the Proxy Statement.

(f)     Changes in Control

Registrant is not aware of any arrangements, including any pledge by any person of securities of Federal Trust, the operation of which may, at a subsequent date, result in a change in control of Federal Trust.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 1999, neither Federal Trust nor its subsidiaries have engaged in any reportable transactions, including loans, to Federal Trust's or its subsidiaries' directors, executive officers, their associates and members of the immediate families of such directors and executive officers.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are marked by a single asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from Registrant's Registration Statement on form SB-1, as effective with the Securities and Exchange Commission ("SEC") on October 17, 1997, Registration No. 333-30883. The exhibits which are marked by a double asterisk (**) were previously filed with the SEC, and are hereby incorporated by reference from Registrant's 1998 Definitive Proxy Statement. The exhibits which are marked with a triple asterisk (***) were previously filed with the SEC, and are hereby incorporated by reference from Registrant's 1999 Definitive Proxy Statement. The exhibit numbers correspond to the exhibit numbers in the referenced documents.




Exhibit No.                           Description of Exhibit

    *  3.1      1996 Amended Articles of Incorporation and the 1995 Amended and
                Restated Articles of Incorporation of Federal Trust
    *  3.2      1995 Amended and Restated Bylaws of Federal Trust
    ** 3.3      1998 Articles  of  Amendment  to Articles  of  Incorporation  of
                Federal Trust
   *** 3.4      1999 Articles  of  Amendment  to Articles  of  Incorporation  of
                Federal Trust
    *  4.0      Specimen of Common Stock Certificate
      10.1      Amended Employment Agreement By and Among Federal Trust, the
                Bank and James V. Suskiewich
      10.2      First Amendment to the Amended Employment Agreement By and Among
                Federal Trust, the Bank and James V. Suskiewich
      10.3      Amended Employment Agreement By and Among Federal Trust, the
                Bank and Aubrey W. Wright, Jr.
      21.0      Subsidiaries
      22.1      Proxy Statement for 2000 Annual Meeting of Shareholders
      27.1      Financial Data Schedule

(b) Reports on form 8-KSB. Registrant did not file any reports on Form 8-KSB during the last quarter of 1999.

                                   SIGNATURES

Pursuant to the requirement of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     March 30, 2000                             FEDERAL TRUST CORPORATION


                                                By /s/ Aubrey H. Wright
                                                   ------------------------
                                                   Aubrey H. Wright
                                                   Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ James V. Suskiewich       Chairman of the Board and    March 30, 2000
------------------------      President
James V. Suskiewich

/s/ Aubrey H. Wright, Jr      Director                     March 30, 2000
------------------------
Aubrey H. Wright, Jr.

/s/ Samuel C. Certo           Director                     March 30, 2000
------------------------
Samuel C. Certo

/s/ Kenneth W. Hill           Director                     March 30, 2000
------------------------
Kenneth Hill

/s/ George W. Foster          Director                     March 30, 2000
------------------------
George Foster




Supplemental information to be furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

Registrant intends to mail the 1999 Annual Report and proxy materials to its shareholders on or about April 7, 2000.