Form 10QSB
period 2000-03-31
FEDERAL TRUST CORP
filed 2000-05-12
CIK 842640

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

      For the Three Months Ended:               Commission File Number:
             March 31, 2000                             33-27139

                            FEDERAL TRUST CORPORATION
             (Exact name of registrant as specified in its charter)

       Florida                                          59-2935028
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

Common Stock, par value $.01 per share                   4,947,911
--------------------------------------           ---------------------------
             (class)                             Outstanding at May 10, 2000

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                                      INDEX

PART I.      FINANCIAL INFORMATION

    Item 1.      Financial Statements

                                                                            Page

        Consolidated Condensed Balance Sheet (unaudited)
             March 31, 2000 .........................................          3

        Consolidated Condensed Statements of Operations for the
             Three months ended March 31, 2000 and 1999 (unaudited)...         4

        Consolidated Condensed Statements of Cash Flows for the
             Three months ended March 31, 2000 and 1999 (unaudited)...         5

        Notes to Consolidated Condensed Financial Statements (unaudited)  6 - 11

    Item 2.      Management's Discussion and Analysis of Financial Condition
                 and Results of Operations............................   12 - 13

PART II.     OTHER INFORMATION

    Signatures........................................................        14




                                     FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                                           PART I. FINANCIAL INFORMATION

                                            Item 1. Financial Statements

                                       Consolidated Condensed Balance Sheet

                                                                                    March 31, 2000
                     Assets                                                           (unaudited)

Cash                                                                        $           2,800,904
Interest bearing deposits                                                               2,566,852
Investment securities available for sale                                                1,917,685
Investment securities held to maturity                                                  6,595,684
Loans receivable, net (net of allowance for loan losses of
      $1,501,954)                                                                     205,394,274
Accrued interest receivable - Loans                                                     1,383,745
Accrued interest receivable - Securities                                                  103,229
Notes Receivable                                                                           25,000
Federal Home Loan Bank of Atlanta stock, at cost                                        2,500,000
Real Estate owned, net                                                                    222,104
Property and equipment, net                                                             1,265,671
Prepaid expenses and other assets                                                       1,517,599
Executive supplemental income plan-cash surrender
      value life insurance policies                                                     2,632,366
Deferred income taxes                                                                     154,706
                                                                                      -----------
                     Total                                                  $         229,079,819
                                                                                      ===========

                   Liabilities and Stockholders' Equity

Deposit accounts                                                            $         160,683,738
Official Checks                                                                         2,383,212
Federal Home Loan Bank advances                                                        45,300,000
Other Borrowings                                                                        1,000,000
Advance payments for taxes and insurance                                                1,258,657
Accrued expenses and other liabilities                                                  3,764,127
                                                                                      -----------

                     Total Liabilities                                      $         214,389,734
                                                                                      -----------

Stockholders' equity:
Common stock, $.01 par value, 5,000,000 shares authorized;
      4,947,911 shares issued and outstanding at March 31, 2000                            49,479
Additional paid-in capital                                                             15,955,177
Accumulated deficit                                                                    (1,063,147)
Accumulated other comprehensive loss                                                     (251,424)
                                                                                      -----------

                     Total Stockholders' Equity                             $          14,690,085
                                                                                      -----------

                     Total Liabilities and Stockholders' Equity             $         229,079,819
                                                                                      ===========

See accompanying Notes to Consolidated Condensed Financial Statements.





                                     FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                                  Consolidated Condensed Statements of Operations

                                   For Three Months Ended March 31, 2000 and 1999
                                                    (Unaudited)

                                                                       Three Months
                                                                     Ended March 31,

                                                                   2000             1999
                                                                   ----             ----

    Interest income:

      Loans                                                  $   3,958,033        2,967,828
      Securities                                                    76,583           65,147
      Interest-bearing deposits and other                           93,090           75,638
                                                                 ---------        ---------
             Total interest income                               4,127,706        3,108,613
                                                                 ---------        ---------

    Interest expense:

      Deposit accounts                                           1,991,177        1,635,863
      Federal Home Loan Bank advances & other
           borrowings                                              656,805          352,947
                                                                 ---------        ---------
             Total interest expense                              2,647,982        1,988,810
                                                                 ---------        ---------

    Net interest income                                          1,479,724        1,119,803
      Provision for loan losses                                     60,000           60,000
                                                                 ---------        ---------
    Net interest income after provision                          1,419,724        1,059,803
                                                                 ---------        ---------
    Other income:

      Fees and service charges                                     153,219           35,335
      Gain on sale of assets                                        12,917          140,445
      Other                                                        226,262          105,067
                                                                 ---------        ---------
             Total other income                                    392,398          280,847
                                                                 ---------        ---------

    Other expenses:

      Employee compensation & benefits                             766,322          588,482
      Occupancy and equipment                                      254,019          208,703
      Data processing expense                                       40,548           37,760
      Professional fees                                             51,295           47,345
      FDIC Insurance                                                20,165           27,540
      Other                                                        212,573          167,400
                                                                 ---------        ---------
             Total other expense                                 1,344,922        1,077,230
                                                                 ---------        ---------

    Income before income tax                                       467,200          263,420
      Income tax expense                                           159,572           85,171
                                                                 ---------        ---------
    Net income                                               $     307,628          178,249
                                                                 =========        =========

    Per share amounts:

      Earnings per share                                               .06              .04
      Cash dividends per share                                        0.00             0.00
      Weighted average number of shares outstanding              4,947,911        4,941,547



    See accompanying Notes to Consolidated Financial Statements.





                                     FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                                  Consolidated Condensed Statements of Cash Flows

                                 For the Three Months Ended March 31, 2000 and 1999
                                                    (Unaudited)

                                                                                          2000                1999
                                                                                          ----                ----

    Cash flows from operating activities:

      Net income                                                                  $      307,628             178,249
      Adjustments to reconcile net income to net cash flows from operations:

      Depreciation & amortization of property & equipment                                110,531              96,269
      Amort. (net) of premiums, fees & disc. on loans & securities                         4,747              91,986
      Provision for loan losses                                                           60,000              60,000
      Gain on sale of assets                                                             (12,917)           (140,445)
      Accretion of stock option expense                                                   10,937              10,937
      Deferred Income Taxes                                                              305,669             165,105
      Executive supplemental income plan                                                 (29,893)            (24,269)
      Cash provided by (used for) changes in:
        Accrued interest receivable                                                      (91,036)            104,566
        Prepaid expenses & other assets                                                 (293,456)            727,746
        Official checks                                                                 (595,797)           (776,697)
        Accrued expenses & other liabilities                                            (647,831)           (276,376)
                                                                                     -----------           ---------
             Net cash (used) provided by operating activities                           (871,418)            217,071
                                                                                     -----------           ---------

    Cash flows from investing activities:

      Acquisition of office properties and equipment                                    (281,909)            (22,978)
      Purchase of Federal Home Loan Bank stock                                          (540,000)              --
      Proceeds collected from loan sales                                               1,073,792           7,903,003
      Reimbursement of real estate owned costs                                             --                 57,392
      Addition to real estate owned                                                        --                 91,580
      Proceeds from sale of real estate owned                                             73,215             184,869
      Proceeds from securities available for sale                                          5,343               --
      Principal collected on loans                                                    13,741,899          10,280,721
      Loans originated or purchased                                                  (33,611,768)        (27,013,772)
                                                                                     ------------        -----------
        Net cash (used in) investing activities                                      (19,539,428)         (8,519,185)
                                                                                     ------------        -----------

    Cash flows from financing activities:

      Increase in deposits, net                                                         7,160,129         10,970,429
      Increase (decrease) in Federal Home Loan Bank advances                           10,100,000         (5,000,000)
      Increase in other borrowings                                                      1,000,000               --
      Net increase in advance payments by borrowers for taxes & insurance                 450,864            256,271
                                                                                     ------------         ----------
        Net cash provided by financing activities                                      18,710,993          6,226,700
                                                                                     ------------         ----------

    (Decrease) in cash and cash equivalents                                            (1,699,853)        (2,075,414)
    Cash and cash equivalents at beginning of period                                    7,067,609          7,165,433
                                                                                     ------------         ----------
    Cash and cash equivalents at end of period                                       $  5,367,756          5,090,019
                                                                                     ============         ==========



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

The consolidated condensed balance sheet as of March 31, 2000, and the consolidated condensed statements of operations for the three month periods ended March 31, 2000 and 1999, and the cash flows for the three month periods ended March 31, 2000 and 1999, include the accounts and operations of Federal Trust and all subsidiaries. All material intercompany accounts and transactions have been eliminated.

In the opinion of management of the Company, the accompanying consolidated condensed financial statements contain all adjustments (principally consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2000, the results of operations for the three month periods ended March 31, 2000 and 1999, and cash flows for the three month periods ended March 31, 2000 and 1999. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10 - KSB for the year ended December 31, 1999.

2.      Summary of Significant Accounting Policies

Comprehensive Income:
The Company's accumulated comprehensive loss is the unrealized loss on investment securities available for sale. Total comprehensive income for the three month period ended March 31, 2000 was $324,010, as compared to the three month period ended March 31, 1999 of $194,122.

3.      New Accounting Pronouncements

In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FASB 133). This standard, which is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, requires all derivatives be measured at fair value and be recognized as assets and liabilities in the statement of financial position. FASB 133 sets forth the accounting for changes in fair value of a derivative depending on the intended use and designation of the derivative. Implementation of FASB 133 is not expected to have a significant impact on the financial position or results of operations of the Company. In June 1999, the Financial Accounting Standards Board issued FASB 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of The Effective Date of FASB 133", which is a one year deferral of the application of FASB 133. FASB 133 shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.

(continued)
                                        6

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

        Notes to Consolidated Condensed Financial Statements (unaudited)


4.      Loans

The Company's policy is to classify all loans 90 days or more past due as non-performing and not accrue interest on these loans and reverse all accrued and unpaid interest, however, a non-performing loan is not considered impaired if all amounts due including interest are expected to be collected under the loan's contractual terms. When the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal. When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement first to interest income and then to principal. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been forgone. Further cash receipts are recorded as recoveries of any amounts previously charged off.

At March 31, 2000, impaired loans amounted to $3.7 million as compared to $2.0 million at March 31, 1999. Included in the allowance for loan losses is $498 thousand related to the impaired loans as compared to $248 thousand at March 31, 1999. The Company measures impairment on collateralized loans using the fair value of the collateral, and on unsecured loans using the present value of expected future cash flows discounted at the loan's effective interest rate.

In the first three months of 2000, the average recorded investment in impaired loans was $2.5 million and $34,225 of interest income was recognized on loans while they were impaired. All of this income was recognized using a cash basis method of accounting.

A summary of loans receivable at March 31, 2000 is as follows:

                                                               March 31, 2000

 Mortgage Loans:
     Permanent conventional:
       Commercial                                                  16,621,009
       Residential                                                163,473,828
       Residential Construction                                    34,648,698
                                                                  -----------

         Total Mortgage Loans                                     214,743,535

     Commerical loans                                                 288,090
     Consumer loans                                                 1,409,772
     Lines of credit                                                1,383,824
                                                                  -----------

       Total loans receivable                                     217,825,221

 Net premium on mortgage loans purchased                            1,990,662

 Deduct:
     Unearned loan origination fees, net of direct loan
       origination costs                                              150,347
     Undisbursed portion of loans in process                       12,769,308
     Allowance for loan losses                                      1,501,954
                                                                  -----------

       Loans receivable, net                                      205,394,274
                                                                  ===========



(continued)
                                        7

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

        Notes to Consolidated Condensed Financial Statements (unaudited)


5.      Allowance for Losses

The following is an analysis of the activity in the allowance for loan losses for the periods presented:

                                                       Three Months
                                                       Ended March 31,
                                                     -----------------------
                                                        2000          1999

      Balance at beginning of period               $  1,437,913     1,136,056
      Provision for loan losses                          60,000        60,000
      Less Charge-offs                                     --           9,239
      Plus recoveries                                     4,041         4,258
                                                      ---------     ---------
      Balance at end of period                     $  1,501,954     1,191,075
                                                      =========     =========

      Loans Outstanding                            $205,394,274   160,703,242
      Ratio of charge-offs to Loans Outstanding              --          .006%
      Ratio of allowance to Loans Outstanding               .73%          .74%

A provision for loan losses is generally charged to operations based upon management's evaluation of the potential losses in its loan portfolio. During the quarter ended March 31, 2000, management made a provision of $60,000 based on its evaluation of the loan portfolio, as compared to the provision of $60,000 made in the quarter ended March 31, 1999. Although the dollar amount of the allowance was unchanged from the same quarter a year ago, the level of the allowance for losses decreased as a percentage of loans outstanding due to the growth in the loan portfolio. Management believes that the allowance is adequate, primarily as a result of the overall quality of the loans in the portfolio and the change in the composition of the portfolio to a higher percentage of residential single family home loans.

6. Supplemental Disclosure of Cash Flow and Non-Cash Investing and Financing Activities

                                                                                  Three Months Ended March 31,
                                                                                     2000              1999
                                                                                     ----              ----
         Cash paid during the period for:
              Interest expense                                               $    1,107,361          769,832
              Income taxes                                                   $            -                -


         Supplemental disclosure of non-cash transactions:
         Real estate acquired in settlement of loans                         $            -           91,580
         Market Value adjustment - investment securities available for sale:
                 Market value adjustment - investments                       $        1,200                -
                 Deferred income tax asset                                   $          452                -
                                                                                  ------------       -------
                    Unrealized loss on investment securities
                        available for sale, net                              $          748                -




(continued)
                                        8

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

        Notes to Consolidated Condensed Financial Statements (unaudited)


7.       Real Estate Owned, Net

The following is an analysis of the activity in real estate acquired through foreclosure for the periods ended:

                                                          Three Months
                                                         Ended March 31,
                                                       ------------------
                                                       2000          1999
                                                       ----          ----
      Balance at beginning of period         $       295,319    $1,107,295
      Acquired through foreclosure                        --        91,580
      Add: Capitalized costs (net of
               insurance recoveries)                      --       (57,392)
      Less: Sale of real estate                       73,215       184,869
      Less: Chargeoffs                                    --         9,239
                                                     -------     ---------
      Balance at end of period               $       222,104    $  947,375
                                                     =======     =========

8.     Investment Securities

                                                       At March 31, 2000
                                                 Book Value         Market Value

Held to maturity:

FHLB Floating Rate Note, 4.55%, due 7/30/03    $  6,595,684          6,496,875
                                                  =========          =========

Available for sale:

FNMA ARM Pool 516140, 6.893%, due 08/01/28        1,272,907          1,272,907
FNMA ARM Pool 516141, 7.531%, due 03/01/28          644,778            644,778
                                                  ---------          ---------
                                                  1,917,685          1,917,685
                                                  =========          =========

The Company's investment in obligations of U.S. government agencies consists of one dual indexed bond issued by the Federal Home Loan Bank. At March 31, 2000, the bond had a market value of $6,496,875 and gross unrealized pretax losses of $503,125. The bond has a par value of $7,000,000 and pays interest based on the difference between two indices. The one bond held at March 31, 2000, pays interest at the 10-year constant maturity treasury ("CMT") rate less six month LIBOR rate plus a contractual amount of 4.0%. During the quarter ended March 31, 2000, the Bank did not purchase or sell any bonds.

9.     Advances from Federal Home Loan Bank and Other Borrowings

The following is an analysis of the advances from the Federal Home Loan Bank:

     Amounts Outstanding at March 31, 2000:

     Maturity Date          Rate             Amount            Type
     -------------          ----             ------            ----

     12/01/00               5.09%          5,000,000           Fixed rate
     12/04/00               6.59%          5,300,000           Variable rate
     12/04/00               6.29%          5,000,000           Fixed rate
     06/05/00               6.12%          5,000,000           Fixed rate
     07/05/00               6.26%          5,000,000           Fixed rate
     12/18/00               6.59%          5,000,000           Fixed rate
     01/04/01               6.48%          5,000,000           Fixed rate
     03/05/01               5.96%          5,000,000           Fixed rate
     03/17/01               6.70%          5,000,000           Fixed rate
                            -----          ---------

              Total         6.23%        $45,300,000
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

                    Amounts Outstanding at:

                    Month-end                  Rate               Amount

                    1/31/00                    5.98%           $ 35,200,000
                    2/29/00                    5.98%             47,200,000
                    3/31/00                    6.23%             45,300,000

The maximum amount of advances outstanding at any month end during the three month period ended March 31, 2000, was $47,200,000. During the three month period ended March 31, 2000, average advances outstanding totaled $42.3 million at an average rate of 6.10%.

Advances from the FHLB are collateralized by a blanket pledge of eligible assets in an amount required to be maintained so that the estimated value of such eligible assets exceeds at all times, approximately 133% of the outstanding advances, and a pledge of all FHLB stock owned by the Bank.

The maximum amount of other borrowings outstanding at any month end during the three month period ended March 31, 2000, was $1,000,000. During the three month period ended March 31, 2000, average other borrowings outstanding totaled $.6 million at an average rate of 9.36%.

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

On October 3, 1994, Federal Trust and the Bank voluntarily entered into individual Cease and Desist Orders (collectively, the "Orders") with the OTS. Federal Trust's Order focused on operating expenses and its financial relationship with the Bank. The Bank's Order required it to institute and adhere to programs and policies designed to strengthen its overall lending practices, primarily in regard to underwriting procedures and credit risk. The Bank's Order also directed the control of its operating expenses and restricted the payment of dividends to Federal Trust.

Pursuant to the Orders, both Federal Trust and the Bank established Compliance Committees that met monthly to review, in detail, the terms of the Orders to ensure that the Holding Company and the Bank were in compliance with their respective Orders. Following the Rights and Community Offering in December 1997, Federal Trust formally requested that the OTS rescind the Bank's growth restrictions and the Orders. On March 12, 1998, the OTS rescinded the growth restrictions and on June 1, 1998 the OTS rescinded the Orders.

At the present neither Federal Trust nor the Bank are operating under any extraordinary regulatory restrictions, agreements or orders.

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

              (The remainder of this page left intentionally blank)

(continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                  Item 2. Management's Discussion and Analysis
                 of Financial Condition and Results of Operation

Results of Operations

Comparison of the Three-Month Periods Ended March 31, 2000 and 1999

General. The Company had a net profit for the three-month period ended March 31, 2000, of $307,628 or $.06 per share, compared to a net profit of $178,249 or $.04 per share for the same period in 1999. The increase in the net profit was due primarily to an increase in net interest income, an increase in other income, offset partially by an increase in other expense.

Interest Income and Expense. Interest income increased by $1,019,093 to $4,127,706 for the three-month period ended March 31, 2000, from $3,108,613 for the same period in 1999. Interest income on loans increased to $3,958,033 in 2000 from $2,967,828 in 1999, primarily as a result of an increase in the average amount of loans outstanding and an increase in the average yield earned on loans. The increase in the average yield earned on loans is the result of the overall increase in loan rates. Interest income on the securities portfolio increased by $11,436 for the three-month period ended March 31, 2000, over the same period in 1999, as a result of an increase in the yield on securities owned. Other interest and dividends increased $17,452 during the same three-month period in 2000 from 1999, as a result of an increase in the average volume of other interest-bearing assets. Management expects the rates earned on the portfolio to fluctuate with general market conditions.

Interest expense increased $659,172 during the three-month period ended March 31, 2000, to $2,647,982 from the same period in 1999 due to an increase in the amount of deposits and borrowings and an increase in interest rates. Interest on deposits increased to $1,991,177 in 2000 from $1,635,863 in 1999, as a result of an increase in the amount of, and the rates paid on, deposits, and interest on FHLB advances and Other Borrowings increased to $656,805 in 2000 from $352,947 in 1999, as a result of an increase in the average amount of, and an increase in the interest rates paid on, advances and other borrowings outstanding. Management expects to continue to use FHLB advances and other borrowings as a liability management tool.

Provisions for Loan Losses. A provision for loan losses is generally charged to operations based upon management's evaluation of the losses in its loan portfolio. During the quarter ended March 31, 2000, management made a provision for loan losses of $60,000 based on its evaluation of the loan portfolio, which was unchanged from the same period in 1999. There were recoveries of $4,041 during the three-month period ended March 31, 2000, as compared to net recoveries of $4,258 during the three-month period ended March 31, 1999. Total non-performing loans at March 31, 2000, were $2,858,623 compared to $1,685,647 at March 31, 1999. The allowance for loan losses at March 31, 2000 was $1,501,954 or 53% of non-performing loans and .73% of net loans outstanding, versus $1,191,075 at March 31, 1999, or 71% of non-performing loans and .74% of net loans outstanding.

Total Other Income. Other income increased from $280,847 for the three-month period ended March 31, 1999, to $392,398 for the same period in 2000. The increase in other income was due to an increase of $117,884 in fees and service charges, an increase of $121,195 in other miscellaneous income, offset partially by a decrease of $127,528 in gains on the sale of assets. The increase in fees and service charges was primarily the result of an increase in servicing fees on loans and increased fees on deposit accounts. During the third quarter of 1999 the Company began servicing approximately 2,800 loans that are owned by other companies. The increase in other miscellaneous income was attributable primarily to increased other loan income, resulting from an increase in the amount of loans originated. The decrease in gains on assets sold was the result of a decrease in the amount of loans sold during the period.

(continued)
                                       12

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                  Item 2. Management's Discussion and Analysis
                 of Financial Condition and Results of Operation

Total Other Expense. Other expense increased to $1,344,922 for the three-month period ended March 31, 2000, from $1,077,230 for the same period in 1999. Compensation and benefits increased to $766,322 in 2000, from $588,482 in 1999 due to an increase in staff in the loan department and also the addition of the mortgage company owned by the Bank in Gainesville, Florida. Occupancy and equipment expense increased by $45,316 in 2000, to $254,019 due to increases in office building rent and maintenance expenses, the opening of a loan production office in New Smyrna Beach in March 1999, and the opening of the mortgage company in Gainesville in June 1999. Data Processing expense increased by $2,788 due to an increase in the number of loans serviced, and an increase in the number of deposit accounts. Professional fees increased by $3,950, as a result of increased professional and regulatory fees, resulting primarily from the growth of the Company. FDIC Insurance expense decreased by $7,375, as a result of a decrease in the insurance premium rate paid on deposits in the Bank. Other miscellaneous expense increased by $45,173 due primarily to increases in loan expenses related to the increased number of loans originated by the Company and increases in general and administrative expenses resulting from the growth of the Company during the year.

              (The remainder of this page left intentionally blank)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:     May 11, 2000
     -----------------                 FEDERAL TRUST CORPORATION
                                       (Registrant)


                                        By:  /s/ Aubrey H. Wright, Jr.
                                             --------------------------
                                                 Aubrey H. Wright, Jr.
                                            Chief Financial Officer and duly
                                            authorized Officer of the Registrant