Form 10QSB
period 2000-06-30
FEDERAL TRUST CORP
filed 2000-08-14
CIK 842640

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

   For the Three Months Ended:                        Commission File Number:
-------------------------------                      --------------------------
       June 30, 2000                                          33-27139

                            FEDERAL TRUST CORPORATION
             (Exact name of registrant as specified in its charter)

         Florida                                                59-2935028
------------------------------                       --------------------------
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

                                    YES X   NO

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

Common Stock, par value $.01 per share                   4,947,911
--------------------------------------          ------------------------------
               (class)                          Outstanding at August 10, 2000

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES


                                      INDEX


PART I.      FINANCIAL INFORMATION

    Item 1.      Financial Statements                                       Page

      Consolidated Condensed Balance Sheet (unaudited)
           June 30, 2000 .................................................     3

      Consolidated Condensed Statements of Operations for the
           Three and Six months ended June 30, 2000 and 1999 (unaudited)..     4

      Consolidated Condensed Statements of Cash Flows for the
           Six months ended June 30, 2000 and 1999 (unaudited)...........      5

      Notes to Consolidated Condensed Financial Statements (unaudited)... 6 - 11

    Item 2.      Management's Discussion and Analysis of Financial Condition
        and Results of Operations......................................  12 - 15

PART II.     OTHER INFORMATION

    Item 4. Submission of Matters to a Vote of Security Holders.............  15

    Signatures.............................................................   16



                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Consolidated Condensed Balance Sheet

                                                                                    June 30, 2000
                                                                                   --------------
                     Assets                                                          (unaudited)

Cash                                                                        $            2,016,888
Interest bearing deposits                                                                2,967,319
Investment securities available for sale                                                 1,723,972
Investment securities held to maturity                                                   6,623,266
Loans receivable, net (net of allowance for loan losses of
      $1,416,114)                                                                      214,699,199
Accrued interest receivable - Loans                                                      1,471,262
Accrued interest receivable - Securities                                                   188,288
Federal Home Loan Bank of Atlanta stock, at cost                                         2,500,000
Real estate owned, net                                                                      88,215
Property and equipment, net                                                              1,172,673
Prepaid expenses and other assets                                                        4,093,266
Executive supplemental income plan-cash surrender
      value life insurance policies                                                      2,660,874
Deferred income taxes                                                                      424,796
                                                                                       -----------

                     Total Assets                                           $          240,630,018
                                                                                       ===========

                   Liabilities and Stockholders' Equity

Deposit accounts                                                            $          173,015,736
Official checks                                                                          3,307,685
Federal Home Loan Bank advances                                                         41,000,000
Other borrowings                                                                         2,000,000
Advance payments for taxes and insurance                                                 1,832,565
Accrued expenses and other liabilities                                                   4,434,705
                                                                                       -----------

                     Total Liabilities                                      $          225,590,691
                                                                                       -----------

Stockholders' equity:
Common stock, $.01 par value, 15,000,000 shares authorized;
      4,947,911 shares issued and outstanding at June 30, 2000                              49,479
Additional paid-in capital                                                              15,966,115
Accumulated deficit                                                                       (743,065)
Accumulated other comprehensive loss                                                      (233,202)
                                                                                       ------------

                     Total Stockholders' Equity                             $           15,039,327
                                                                                       -----------

                     Total Liabilities and Stockholders' Equity             $          240,630,018
                                                                                       ===========

See accompanying Notes to Consolidated Condensed Financial Statements.


                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                 Consolidated Condensed Statements of Operations

              For Three and Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)

                                                                   Three Months                Six Months
                                                                   Ended June 30,              Ended June 30,

                                                                   2000          1999           2000           1999
                                                                   ----          ----           ----           ----

    Interest income:
      Loans                                                    $4,313,293     3,211,812      8,271,326      6,179,640
      Securities                                                   79,626        65,275        156,209        130,422
      Interest-bearing deposits and other                         107,422        68,390        200,512        144,028
                                                                ---------     ---------      ---------      ---------
             Total interest income                              4,500,341     3,345,477      8,628,047      6,454,090
                                                                ---------     ---------      ---------      ---------

    Interest expense:
      Deposit accounts                                          2,292,173     1,646,041      4,283,350      3,281,904
      Federal Home Loan Bank advances & other
           borrowings                                             726,381       406,068      1,383,186        759,015
                                                                ---------     ---------      ---------      ---------
             Total interest expense                             3,018,554     2,052,109      5,666,536      4,040,919
                                                                ---------     ---------      ---------      ---------

    Net interest income                                         1,481,787     1,293,368      2,961,511      2,413,171
      Provision for loan losses                                    60,000        90,000        120,000        150,000
                                                                ---------    ----------      ---------     ----------
    Net interest income after provision                         1,421,787     1,203,368      2,841,511      2,263,171
                                                                ---------    ----------      ---------      ---------
    Other income:
      Fees and service charges                                    171,312        32,740        324,531         68,075
      Gain on sale of assets                                       44,151       122,587         57,068        263,032
      Other                                                       290,098       153,035        516,360        258,102
                                                                ---------     ---------      ---------      ---------
             Total other income                                   505,561       308,362        897,959        589,209
                                                                ---------     ---------      ---------      ---------

    Other expenses:
      Employee compensation & benefits                            800,954       623,342      1,567,276      1,211,824
      Occupancy and equipment                                     260,667       229,746        514,687        438,449
      Data processing expense                                      79,572        43,294        120,120         81,054
      Professional fees                                            71,940        70,669        123,235        118,014
      FDIC Insurance                                               20,230        29,315         40,395         56,855
      Other                                                       260,920       212,053        473,492        379,453
                                                                ---------     ---------      ---------      ---------
             Total other expense                                1,494,283     1,208,419      2,839,205      2,285,649
                                                                ---------     ---------      ---------      ---------

    Income before income tax                                      433,065       303,311        900,265        566,731
      Income tax expense                                          112,983        69,911        272,555        155,082
                                                                ---------     ---------      ---------      ---------
    Net income                                                $   320,082       233,400        627,710        411,649
                                                                =========     =========      =========      =========
    Per share amounts:
      Basic and Diluted Earnings per share                            .06           .05            .13            .08
      Weighted average number of shares outstanding             4,947,911     4,943,645      4,947,911      4,942,602



    See accompanying Notes to Consolidated Financial Statements.

                                        4




                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                 Consolidated Condensed Statements of Cash Flows

                 For the Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)

                                                                                          2000                1999
                                                                                          ----                ----

    Cash flows from operating activities:
      Net income                                                                  $     627,710               411,649
    Adjustments to reconcile net income to net cash flows from operations:
      Depreciation & amortization of property & equipment                               222,366               194,163
      Amort. (net) of premiums, fees & disc. on loans & securities                      102,700               220,764
      Provision for loan losses                                                         120,000               150,000
      Gain on sale of assets                                                            (57,068)             (263,032)
      Accretion of stock option expense                                                  21,875                39,375
      Deferred Income Taxes                                                              35,579               247,044
      Executive supplemental income plan                                                (58,401)              (50,861)
      Cash provided by (used for) changes in:
        Accrued interest receivable                                                    (263,612)             (189,462)
        Prepaid expenses & other assets                                              (2,844,123)               (2,061)
        Official checks                                                                 328,676              (326,050)
        Accrued expenses & other liabilities                                             22,747              (104,751)
                                                                                      ----------           ----------
             Net cash (used) provided by operating activities                        (1,741,551)              326,778
                                                                                     -----------           ----------

    Cash flows from investing activities:
      Acquisition of office properties and equipment                                    (300,746)             (74,282)
      Purchase of Federal Home Loan Bank stock                                          (540,000)            (150,000)
      Proceeds collected from loan sales                                              10,062,659            9,557,010
      Reimbursement of real estate owned costs                                            79,890              113,130
      Addition to real estate owned                                                            -             (195,231)
      Proceeds from sale of real estate owned                                            127,214              782,597
      Proceeds from securities available for sale                                        197,254                    -
      Principal collected on loans                                                    40,077,801           21,318,715
      Loans originated or purchased                                                  (78,362,822)         (66,640,930)
                                                                                     -----------          -----------
        Net cash (used in) investing activities                                      (28,658,750)         (35,288,991)
                                                                                     ------------         -----------

    Cash flows from financing activities:

      Increase in deposits, net                                                       19,492,127           11,679,413
      Increase in Federal Home Loan Bank advances                                      5,800,000            9,000,000
      Increase in other borrowings                                                     2,000,000           10,000,000
      Net increase in advance payments by borrowers for taxes & insurance              1,024,772              668,456
                                                                                     -----------           ----------
        Net cash provided by financing activities                                     28,316,899           31,347,869
                                                                                     -----------           ----------

    (Decrease) in cash and cash equivalents                                           (2,083,402)          (3,614,344)
    Cash and cash equivalents at beginning of period                                   7,067,609            7,165,433
                                                                                     -----------           ----------
    Cash and cash equivalents at end of period                                      $  4,984,207            3,551,089
                                                                                     ===========           ==========



See accompanying Notes to Consolidated Condensed Financial Statements.

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

        Notes to Consolidated Condensed Financial Statements (unaudited)


1.      General

Federal Trust Corporation ("Federal Trust") is a unitary savings and loan holding company for Federal Trust Bank ("Bank") a federally-chartered stock savings bank. Federal Trust and the Bank are collectively referred to as the "Company". The Company is headquartered in Winter Park, Florida. Federal Trust is currently conducting business as a unitary savings and loan holding company, and its principal asset is all of the capital stock of the Bank. As a unitary holding company, Federal Trust has greater flexibility than the Bank to diversify and expand its business activities, either through newly formed subsidiaries or through acquisitions.

The Federal Trust's primary investment is the ownership of the Bank. The Bank is primarily engaged in the business of attracting deposits from the general public and using these funds with advances from the Federal Home Loan Bank of Atlanta ("FHLB") to originate one-to-four family residential mortgage loans, residential consumer loans, multi-family loans, and to a lesser extent, commercial real estate related SBA loans, commercial loans, and consumer loans and also fund bulk purchases of one-to-four family residential mortgage loans.

The consolidated condensed balance sheet as of June 30, 2000, and the consolidated condensed statements of operations for the three and six month periods ended June 30, 2000 and 1999, and the cash flows for the six month periods ended June 30, 2000 and 1999, include the accounts and operations of Federal Trust and all subsidiaries. All material intercompany accounts and transactions have been eliminated.

In the opinion of management of the Company, the accompanying consolidated condensed financial statements contain all adjustments (principally consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2000, the results of operations for the three and six month periods ended June 30, 2000 and 1999, and cash flows for the six month periods ended June 30, 2000 and 1999. The results of operations for the three and six month period ended June 30, 2000, are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10 - KSB for the year ended December 31, 1999.

2.      Comprehensive Income:

The Company's accumulated comprehensive loss is the unrealized loss on investment securities available for sale. Total comprehensive income for the three and six month periods ended June 30, 2000 was $338,304 and $662,314, as compared to the three and six month periods ended June 30, 1999, of $249,696 and $443,818.

3.      New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FASB 133). This standard, which is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, requires all derivatives be measured at fair value and be recognized as assets and liabilities in the statement of financial position. FASB 133 sets forth the accounting for changes in fair value of a derivative depending on the intended use and designation of the derivative. Implementation of FASB 133 is not expected to have a significant impact on the financial position or results of operations of the Company. In June 1999, the Financial Accounting Standards Board issued FASB 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of The Effective Date of FASB 133", which is a one year deferral of the application of FASB 133. In June 2000, the Financial Accounting Standards Board issued FASB 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FASB Statement No. 133", which

(continued)
                                        6

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

        Notes to Consolidated Condensed Financial Statements (unaudited)


amends the accounting and reporting standards of Statement 133 for certain derivative instruments and certain hedging activities. FASB 133 shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.

4.      Loans

The Company's policy is to classify all loans 90 days or more past due as non-performing and not accrue interest on these loans and reverse all accrued and unpaid interest. When the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal. When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement first to interest income and then to principal. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been forgone. Further cash receipts are recorded as recoveries of any amounts previously charged off.

At June 30, 2000, impaired loans amounted to $3.1 million as compared to $1.5 million at June 30, 1999. Included in the allowance for loan losses is $362 thousand related to the impaired loans as compared to $208 thousand at June 30, 1999. The Company measures impairment on collateralized loans using the fair value of the collateral, and on unsecured loans using the present value of expected future cash flows discounted at the loan's effective interest rate.

In the first six months of 2000, the average recorded investment in impaired loans was $2.5 million and $57 thousand of interest income was recognized on loans while they were impaired. All of this income was recognized using a cash basis method of accounting.

A summary of loans receivable at June 30, 2000, is as follows:

                                                            June 30, 2000
 Mortgage Loans:
     Permanent conventional:
       Commercial                                            $ 19,578,019
       Residential                                            169,966,254
       Residential Construction                                32,320,480
                                                              -----------

         Total Mortgage Loans                                 221,864,753

     Commercial loans                                             372,123
     Consumer loans                                             1,443,462
     Lines of credit                                            1,588,833
                                                              -----------

       Total loans receivable                                 225,269,171

 Net premium on mortgage loans purchased                        2,053,402

 Deduct:
     Unearned loan origination fees, net of direct loan
       origination costs                                          179,485
     Undisbursed portion of loans in process                   11,027,775
     Allowance for loan losses                                  1,416,114
                                                               ----------

       Loans receivable, net                                 $214,699,199
                                                              ===========



(continued)
                                        7

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

        Notes to Consolidated Condensed Financial Statements (unaudited)


5.      Allowance for Losses

The following is an analysis of the activity in the allowance for loan losses for the periods presented:

                                                                 Three Months                        Six Months
                                                                 Ended June 30,                   Ended June 30,
                                                                 --------------                   --------------

                                                               2000           1999              2000           1999
                                                               ----           ----              ----           ----
      Balance at beginning of period                    $    1,501,954     1,191,075         1,437,913       1,136,056
      Provision for loan losses                                 60,000        90,000           120,000         150,000
      Less Charge-offs                                        (149,881)      (12,681)         (149,881)        (21,920)
      Plus recoveries                                            4,041         4,041             8,082           8,299
                                                           -----------   -----------       -----------     -----------
      Balance at end of period                          $    1,416,114     1,272,435         1,416,114       1,272,435
                                                           ===========   ===========       ===========     ===========

      Loans Outstanding                                 $  214,699,199   187,723,565       214,699,199     187,723,565
      Ratio of charge-offs to Loans Outstanding                   .070%        .007%              .007%           .012%
      Ratio of allowance to Loans Outstanding                      .66%         .68%               .66%            .68%


A provision for loan losses is generally charged to operations based upon management's evaluation of the potential losses in its loan portfolio. During the quarter ended June 30, 2000, the Company made a provision of $60,000 based on its evaluation of the loan portfolio, as compared to the provision of $90,000 made in the quarter ended June 30, 1999. Although the dollar amount of the provision decreased from the same quarter a year ago and the level of the allowance for losses decreased as a percentage of loans outstanding, management believes that the allowance is adequate, primarily as a result of the overall quality of the loans in the portfolio and the change in the composition of the portfolio to a higher percentage of residential single family home loans.

6. Supplemental Disclosure of Cash Flow and Non-Cash Investing and Financing Activities

                                                                                   Six Months Ended June 30,
                                                                                     2000              1999
                                                                                     ----              ----
         Cash paid during the period for:
              Interest expense                                               $    2,369,283        1,573,541
              Income taxes                                                          400,000                -

         Supplemental disclosure of non-cash transactions:
         Real estate acquired in settlement of loans                                      -          195,231
         Market Value adjustment - investment securities available for sale:
                 Market value adjustment - investments                               55,482           51,578
                 Deferred income tax asset                                           20,878           19,409
                                                                                    -------          -------
                    Unrealized loss on investment securities
                        available for sale, net                              $       34,604           32,169
                                                                                    =======          =======

7.       Real Estate Owned, Net

The following is an analysis of the activity in real estate acquired through foreclosure for the periods ended:

(continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

        Notes to Consolidated Condensed Financial Statements (unaudited)


                                                          Three Months                  Six Months
                                                         Ended June 30,                Ended June 30,
                                                         --------------                --------------
                                                       2000          1999            2000            1999
                                                       ----          ----            ----            ----

      Balance at beginning of period         $       222,104    $  947,375          295,319       1,107,295
      Acquired through foreclosure                         -       103,651                -         195,231
      Add: Capitalized costs (net of
               insurance recoveries)                 (79,890)      (55,738)         (79,890)       (113,130)
      Less: Sale of real estate                       53,999       597,728          127,214         782,597
      Less: Chargeoffs                                     -         8,028                -          17,267
                                                     --------    ----------         ---------    -----------
      Balance at end of period               $        88,215    $  389,532           88,215         389,532
                                                     ========    ==========         =========    ===========

8.     Investment Securities
                                                        At June 30, 2000
                                                Book Value          Market Value
Held to maturity:
FHLB Floating Rate Note, 3.21%, due 7/30/03    $  6,623,266          6,420,313
                                                  =========          =========

Available for sale:
FNMA ARM Pool 516140, 7.264%, due 08/01/28        1,086,393          1,079,644
FNMA ARM Pool 516141, 8.310%, due 03/01/28          634,746            644,329
                                                  ---------          ---------
                                               $  1,721,139          1,723,973
                                                  =========          ---------

The Company's investment in obligations of U.S. government agencies consists of one dual indexed bond issued by the Federal Home Loan Bank. At June 30, 2000, the bond had a market value of $6,420,313 and gross unrealized pretax losses of $579,687. The bond has a par value of $7,000,000 and pays interest based on the difference between two indices. The one bond held at June 30, 2000, pays interest at the 10-year constant maturity treasury ("CMT") rate less six month LIBOR rate plus a contractual amount of 4.0%. In addition, the Company has two FNMA Mortgage-backed securities which are backed by adjustable rate mortgage ("ARM") loans. The coupons on these two securities adjust with the underlying ARM loans. During the quarter ended June 30, 2000, the Bank did not purchase or sell any bonds.

9.     Advances from Federal Home Loan Bank and Other Borrowings

The following is an analysis of the advances from the Federal Home Loan Bank:

                    Amounts Outstanding at June 30, 2000:

                    Maturity Date       Rate        Amount          Type

                    07/05/00            6.26%       $  1,000,000    Fixed rate
                    12/01/00            5.09%          5,000,000    Fixed rate
                    12/04/00            6.29%          5,000,000    Fixed rate
                    12/18/00            6.59%          5,000,000    Fixed rate
                    01/04/01            6.48%          5,000,000    Fixed rate
                    03/05/01            5.96%          5,000,000    Fixed rate
                    03/17/01            6.70%          5,000,000    Fixed rate
                    06/13/01            7.11%         10,000,000    Fixed rate
                                        -----         ----------

                             Total       6.41%       $41,000,000
                                        =====         ==========

(continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

        Notes to Consolidated Condensed Financial Statements (unaudited)


Variable rate advances reprice daily and may be repaid at any time without penalty. Fixed rate advances incur a prepayment penalty if repaid prior to maturity, and the interest rate is fixed for the term of the advance.

                    Amounts Outstanding at:

                    Month-end                  Rate               Amount

                    4/30/00                    6.20%           $  43,800,000
                    5/31/00                    6.19%              40,000,000
                    6/30/00                    6.41%              41,000,000

The maximum amount of advances outstanding at any month end during the three month period ended June 30, 2000, was $43,800,000. During the three and six month periods ended June 30, 2000, average advances outstanding totaled $44.3 million and $43.3 million at average rates of 6.30% and 6.20%, respectively.

Advances from the FHLB are collateralized by a blanket pledge of eligible assets in an amount required to be maintained so that the estimated value of such eligible assets exceeds at all times, approximately 133% of the outstanding advances, and a pledge of all FHLB stock owned by the Bank.

The maximum amount of other borrowings outstanding at any month end during the three month period ended June 30, 2000, was $2,000,000. During the three and six month periods ended June 30, 2000, average other borrowings outstanding totaled $1.3 million and $1.0 million at average rates of 8.61% and 8.62%, respectively.

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

12.     Subsidiaries

On May 19, 1999, the Bank incorporated a new subsidiary, Vantage Mortgage Service Center, Inc. ("VMSC"). On June 1, 1999, Federal Trust acquired the fixed assets, consisting of furniture, fixtures and equipment, of Vantage Mortgage Associates, Inc., a non-affiliated company, located in Gainesville, Florida for 6,364 shares of Federal Trust common stock. Federal Trust contributed the fixed assets to the Bank, who in turn contributed the fixed assets to VMSC. VMSC is engaged primarily in the origination and sale of residential mortgage loans and all of the officers and employees of Vantage Mortgage Associates, Inc. accepted employment with VMSC. The operations of the two subsidiaries are insignificant to the overall results of the Company.





              (The remainder of this page left intentionally blank)














(continued)
                                       11

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

Federal Trust Corporation ("Federal Trust"), is a unitary savings and loan holding company for Federal Trust Bank ("Bank"). Federal Trust and the Bank are collectively referred to herein as the "Company". The Bank is currently the only active subsidiary of Federal Trust. The Bank has two active subsidiaries:
Vantage Mortgage Service Center, Inc., a mortgage brokerage business, and FTB Financial Services, Inc., a financial products brokerage business.

Currently, Federal Trust has no salaried employees and its corporate headquarters are the same as the Bank's main office. Employees of the Bank perform all necessary functions needed by Federal Trust, which in turn reimburses the Bank for the time spent on holding company business.

The common stock of Federal Trust is traded on the NASDAQ SmallCap Market under the symbol "FDTR".

Results of Operations

Comparison of the Three-Month Periods Ended June 30, 2000 and 1999

General. The Company had a net profit for the three-month period ended June 30, 2000, of $320,082 or $.06 per share, compared to a net profit of $233,400 or $.05 per share for the same period in 1999. The increase in the net profit was due primarily to an increase in net interest income, an increase in other income, offset partially by an increase in other expense.

Interest Income and Expense. Interest income increased by $1,154,864 to $4,500,341 for the three-month period ended June 30, 2000, from $3,345,477 for the same period in 1999. Interest income on loans increased to $4,313,293 in 2000 from $3,211,812 in 1999, primarily as a result of an increase in the average amount of loans outstanding and an increase in the average yield earned on loans. The increase in the average yield earned on loans is the result of the overall increase in loan rates. Interest income on the securities portfolio increased by $14,351 for the three-month period ended June 30, 2000, over the same period in 1999, as a result of an increase in the yield on securities owned. Other interest and dividends increased $39,032 during the same three-month period in 2000 from 1999, as a result of an increase in the average volume of other interest-bearing assets and an increase in the rates earned. Management expects the rates earned on the portfolio to fluctuate with general market conditions.

Interest expense increased $966,445 during the three-month period ended June 30, 2000, to $3,018,554 from the same period in 1999 due to an increase in the amount of deposits and borrowings and an increase in interest rates. Interest on deposits increased to $2,292,173 in 2000 from $1,646,041 in 1999, as a result of an increase in the amount of, and the rates paid on, deposits. Interest on FHLB advances and Other Borrowings increased to $726,381 in 2000 from $406,068 in 1999, as a result of an increase in the average amount of, and an increase

(continued)
                                       12

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                  Item 2. Management's Discussion and Analysis
                 of Financial Condition and Results of Operation


in the interest rates paid on, advances and other borrowings outstanding. Management expects to continue to use FHLB advances and other borrowings as a liability management tool.

Provisions for Loan Losses. A provision for loan losses is generally charged to operations based upon management's evaluation of the losses in its loan portfolio. During the quarter ended June 30, 2000, management made a provision for loan losses of $60,000 based on its evaluation of the loan portfolio, which was a decrease of $30,000 from the same period in 1999. During the three months ended June 30, 2000, charge-offs were $149,881 as compared to charge-offs of $12,681 for the same period in 1999. The increase in charge-offs was primarily attributable to one loan for $110,000 which was charged off during the quarter. This loan had been in litigation for several years and the Company concluded that is was less costly to charge it off rather than to continue the litigation. There were recoveries of $4,041 during the three-month period ended June 30, 2000, as compared to net recoveries of $4,041 during the three-month period ended June 30, 1999. Total non- performing loans at June 30, 2000, were $2,795,468 compared to $1,372,999 at June 30, 1999. The increase in non-performing loans was attributable to the growth of the loan portfolio, as well as the addition of over 2,500 loans to the portfolio of loans serviced for others. The combined increase in the number of loans serviced resulted in the servicing department falling somewhat behind in collecting delinquent loans, but additional staff has been added to this department and non-performing loans has been decreasing as a result. The allowance for loan losses at June 30, 2000 was $1,416,114 or 51% of non-performing loans and .66% of net loans outstanding, versus $1,272,435 at June 30, 1999, or 93% of non-performing loans and .68% of net loans outstanding.

Total Other Income. Other income increased from $308,362 for the three-month period ended June 30, 1999, to $505,561 for the same period in 2000. The increase in other income was due to an increase of $138,572 in fees and service charges, an increase of $137,063 in other miscellaneous income, offset partially by a decrease of $78,436 in gains on the sale of assets. The increase in fees and service charges was primarily the result of an increase in servicing fees on loans and increased fees on deposit accounts. During the third quarter of 1999 the Company began servicing approximately 2,800 loans that are owned by other companies. The increase in other miscellaneous income was attributable primarily to increased other loan income, resulting from an increase in the amount of loans originated. The decrease in gains on assets sold was the result of a decrease in the amount of loans sold during the period.

Total Other Expense. Other expense increased to $1,494,283 for the three-month period ended June 30, 2000, from $1,208,419 for the same period in 1999. Compensation and benefits increased to $800,954 in 2000, from $623,342 in 1999 due to an increase in staff in the loan department and also the addition of the mortgage company owned by the Bank in Gainesville, Florida. Occupancy and equipment expense increased by $30,921 in 2000, to $260,667 due to increases in office building rent and maintenance expenses, and the opening of the mortgage company in Gainesville in June 1999. Data Processing expense increased by $36,278 due to an increase in the number of loans serviced, and an increase in the number of deposit accounts. Professional fees increased by $1,271, as a result of increased professional and regulatory fees, resulting primarily from the growth of the Company. FDIC Insurance expense decreased by $9,085, as a result of a decrease in the insurance premium rate paid on deposits in the Bank. Other miscellaneous expense increased by $48,867 due primarily to increases in loan expenses related to the increased number of loans originated by the Company and increases in general and administrative expenses resulting from the growth of the Company during the year.

Comparison of the Six-Month Periods Ended June 30, 2000 and 1999

General. The Company had a net profit for the six-month period ended June 30, 2000, of $627,710 or $.13 per share, compared to a net profit of $411,649 or $.08 per share for the same period in 1999. The increase in the

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                  Item 2. Management's Discussion and Analysis
                 of Financial Condition and Results of Operation


net profit was due primarily to an increase in net interest income, an increase in other income, offset partially by an increase in other expense.

Interest Income and Expense. Interest income increased by $2,173,957 to $8,628,047 for the six-month period ended June 30, 2000, from $6,454,090 for the same period in 1999. Interest income on loans increased to $8,271,326 in 2000 from $6,179,640 in 1999, primarily as a result of an increase in the average amount of loans outstanding and an increase in the average yield earned on loans. The increase in the average yield earned on loans is the result of the overall increase in loan rates. Interest income on the securities portfolio increased by $25,787 for the six-month period ended June 30, 2000, over the same period in 1999, as a result of an increase in the yield on securities owned. Other interest and dividends increased $56,484 during the same six-month period in 2000 from 1999, as a result of an increase in the average volume of other interest-bearing assets and an increase in the rates earned. Management expects the rates earned on the portfolio to fluctuate with general market conditions.

Interest expense increased $1,625,617 during the six-month period ended June 30, 2000, to $5,666,536 from the same period in 1999 due to an increase in the amount of deposits and borrowings and an increase in interest rates. Interest on deposits increased to $4,283,350 in 2000 from $3,281,904 in 1999, as a result of an increase in the amount of, and the rates paid on, deposits. Interest on FHLB advances and Other Borrowings increased to $1,383,186 in 2000 from $759,015 in 1999, as a result of an increase in the average amount of, and an increase in the interest rates paid on, advances and other borrowings outstanding. Management expects to continue to use FHLB advances and other borrowings as a liability management tool.

Provisions for Loan Losses. A provision for loan losses is generally charged to operations based upon management's evaluation of the losses in its loan portfolio. During the six months ended June 30, 2000, management made a provision for loan losses of $120,000 based on its evaluation of the loan portfolio, which was a decrease of $30,000 from the same period in 1999. During the six months ended June 30, 2000, charge- offs were $149,881 as compared to charge-offs of $21,920 for the same period in 1999. The increase in charge- offs was primarily attributable to one loan for $110,000 which was charged off during the second quarter. This loan had been in litigation for several years and the Company concluded that is was less costly to charge it off rather than to continue the litigation. There were recoveries of $8,082 during the six-month period ended June 30, 2000, as compared to net recoveries of $8,299 during the six-month period ended June 30, 1999. Total non- performing loans at June 30, 2000, were $2,795,468 compared to $1,372,999 at June 30, 1999. The increase in non-performing loans was attributable to the growth of the loan portfolio, as well as the addition of over 2,500 loans to the portfolio of loans serviced for others. The combined increase in the number of loans serviced resulted in the servicing department falling somewhat behind in collecting delinquent loans, but additional staff has been added to this department and non-performing loans has been decreasing as a result. The allowance for loan losses at June 30, 2000 was $1,416,114 or 51% of non-performing loans and .66% of net loans outstanding, versus $1,272,435 at June 30, 1999, or 93% of non-performing loans and .68% of net loans outstanding.

Total Other Income. Other income increased from $589,209 for the six-month period ended June 30, 1999, to $897,959 for the same period in 2000. The increase in other income was due to an increase of $256,456 in fees and service charges, an increase of $258,258 in other miscellaneous income, offset partially by a decrease of $205,964 in gains on the sale of assets. The increase in fees and service charges was primarily the result of an increase in servicing fees on loans and increased fees on deposit accounts. During the third quarter of 1999 the Company began servicing approximately 2,800 loans that are owned by other companies. The increase in other miscellaneous income was attributable primarily to increased other loan income, resulting from an increase in the amount of loans originated. The decrease in gains on assets sold was the result of a decrease in the amount of loans sold during the period.

Total Other Expense. Other expense increased to $2,839,205 for the six-month period ended June 30, 2000, from $2,285,649 for the same period in 1999. Compensation and benefits increased to $1,567,276 in 2000, from $1,211,824 in 1999 due to an increase in staff in the loan department and the addition of the mortgage company owned by the Bank in Gainesville, Florida. Occupancy and equipment expense increased by $76,238 in 2000, to $514,687 due to increases in office building rent and maintenance expenses, the opening of a loan production office in New Smyrna Beach, Florida in March 1999, and the opening of the mortgage company in Gainesville in June 1999. Data Processing expense increased by $39,066 due to an increase in the number of loans serviced, and an increase in the number of deposit accounts. Professional fees increased by $5,221, as a result of increased professional and regulatory fees, resulting primarily from the growth of the Company. FDIC Insurance expense decreased by $16,460, as a result of a decrease in the insurance premium rate paid on deposits in the Bank. Other miscellaneous expense increased by $94,039 due primarily to increases in loan expenses related to the increased number of loans originated by the Company and increases in general and administrative expenses resulting from the growth of the Company during the year.







                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

On May 26, 2000, Registrant held its Annual Meeting of Shareholders at which the following matters were voted upon:


1.   Election of Directors:            Votes For                Votes Withheld
     Three Year Term:
     Kenneth W. Hill                   3,904,635                    16,757


2. Selection of KPMG, LLP as independent auditor for the year ending December 31, 2000:

                  Votes For             Votes Against           Votes Abstained
                  3,906,570               28,530                    11,306

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  FEDERAL TRUST CORPORATION
                                  (Registrant)


Date:  August 14, 2000            By:  /s/ Aubrey H. Wright, Jr.
                                      -------------------------
                                          Aubrey H. Wright, Jr.
                                          Chief Financial Officer and duly
                                          authorized Officer of the Registrant