Form 10QSB
period 2000-09-30
FEDERAL TRUST CORP
filed 2000-11-14
CIK 842640

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


    For the Three Months Ended:                    Commission File Number:
-----------------------------------          -----------------------------------
        September 30, 2000                             33-27139



                            FEDERAL TRUST CORPORATION
             (Exact name of registrant as specified in its charter)

           Florida                                   59-2935028
-----------------------------                -----------------------------------
(State or other jurisdiction                      (I.R.S. Employer
       of incorporation                          Identification No.)


                               1211 Orange Avenue
                           Winter Park, Florida 32789
                    ----------------------------------------
                  (Address of principal executive offices)
                  Registrant's telephone number: (407) 645-1201
                    ----------------------------------------
                              FEDTRUST CORPORATION
                          (Former name of registrant)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such quarterly reports), and (2) has been subject to such filing requirements for the past 90 days:

                                    YES X    NO
                                       ----    ----

Indicate the number of shares  outstanding  of each of the  issuer's  classes of common stock, as of the last practicable date:

  Common Stock, par value $.01 per share                     4,947,911
-------------------------------------------      -------------------------------
                (class)                          Outstanding at November 9, 2000

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                                      INDEX

PART I. FINANCIAL INFORMATION

    Item 1.  Financial Statements
                                                                            Page
                                                                            ----

        Consolidated Condensed Balance Sheet (unaudited)
             September 30, 2000 ...............................................3

        Consolidated Condensed Statements of Operations for the
             Three and Nine months ended
             September 30, 2000 and 1999 (unaudited)...........................4

        Consolidated Condensed Statements of Cash Flows for the
             Nine months ended September 30, 2000 and 1999 (unaudited).........5

        Notes to Consolidated Condensed Financial Statements (unaudited)..6 - 11

    Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................12 - 15

PART II.     OTHER INFORMATION

    Signatures................................................................16


                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Consolidated Condensed Balance Sheet

                                                                                 September 30, 2000
                                                                                 ------------------
                     Assets                                                          (unaudited)
Cash                                                                             $      1,358,158
Interest bearing deposits                                                               4,535,814
Investment securities available for sale                                                1,581,590
Investment securities held to maturity                                                  6,658,328
Loans receivable, net (net of allowance for loan losses of
      $1,480,155)                                                                     213,410,680
Accrued interest receivable - Loans                                                     1,459,259
Accrued interest receivable - Securities                                                   95,603
Federal Home Loan Bank of Atlanta stock, at cost                                        2,500,000
Real estate owned, net                                                                     78,715
Property and equipment, net                                                             1,216,279
Prepaid expenses and other assets                                                       4,179,252
Executive supplemental income plan-cash surrender
      value life insurance policies                                                     2,690,006
Deferred income taxes                                                                     299,051
                                                                                       ----------

                     Total Assets                                                $    240,062,735
                                                                                      ===========

                   Liabilities and Stockholders' Equity

Deposit accounts                                                                 $    170,915,135
Official checks                                                                         2,139,393
Federal Home Loan Bank advances                                                        42,500,000
Other borrowings                                                                        2,000,000
Advance payments for taxes and insurance                                                2,889,474
Accrued expenses and other liabilities                                                  4,257,671
                                                                                      -----------

                     Total Liabilities                                           $    224,701,673
                                                                                      ===========

Stockholders' equity:
Common stock, $.01 par value, 15,000,000 shares authorized;
      4,947,911 shares issued and outstanding at September 30, 2000                        49,479
Additional paid-in capital                                                             15,977,052
Accumulated deficit                                                                      (454,130)
Accumulated other comprehensive loss                                                     (211,339)
                                                                                      -----------

                     Total Stockholders' Equity                                  $     15,361,062
                                                                                      -----------

                     Total Liabilities and Stockholders' Equity                  $    240,062,735
                                                                                      ===========

See accompanying Notes to Consolidated Condensed Financial Statements.


                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                 Consolidated Condensed Statements of Operations

           For Three and Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)

                                                                   Three Months            Nine Months
                                                                Ended September 30,     Ended September 30,

                                                                2000         1999         2000        1999
                                                                ----         ----         ----        ----

    Interest income:
      Loans                                               $4,612,895    3,535,310   12,884,221   9,714,950
      Securities                                              66,720       69,109      222,929     199,531
      Interest-bearing deposits and other                    111,051       66,327      311,563     210,355
                                                           ---------    ---------   ----------    --------
             Total interest income                         4,790,666    3,670,746   13,418,713  10,124,836
                                                           ---------    ---------   ----------  ----------
    Interest expense:
      Deposit accounts                                     2,531,894    1,818,254    6,815,244   5,100,158
      Federal Home Loan Bank advances & other
           borrowings                                        800,491      544,044    2,183,677   1,303,059
                                                           ---------    ---------   ----------  ----------
             Total interest expense                        3,332,385    2,362,298    8,998,921   6,403,217
                                                           ---------    ---------   ----------  ----------

    Net interest income                                    1,458,281    1,308,448    4,419,792   3,721,619
      Provision for loan losses                               60,000       60,000      180,000     210,000
                                                           ---------    ---------   ----------  ----------
    Net interest income after provision                    1,398,281    1,248,448    4,239,792   3,511,619
                                                           ---------    ---------   ----------  ----------
    Other income:
      Fees and service charges                               129,469      164,785      454,000     232,860
      Gain on sale of assets                                  96,688       77,913      153,756     340,945
      Other                                                  299,414       60,745      815,774     318,847
                                                           ---------    ---------   ----------  ----------
             Total other income                              525,571      303,443    1,423,530     892,652
                                                           ---------    ---------   ----------  ----------
    Other expenses:
      Employee compensation & benefits                       820,876      573,491    2,388,152   1,785,315
      Occupancy and equipment                                255,316      208,405      770,003     646,854
      Data processing expense                                 75,139       55,842      195,259     136,896
      Professional fees                                       72,009       79,809      195,244     197,823
      FDIC Insurance                                          20,933       31,125       61,328      87,980
      Other                                                  274,534      212,272      748,026     591,725
                                                           ---------    ---------   ----------  ----------
             Total other expenses                          1,518,807    1,160,944    4,358,012   3,446,593
                                                           ---------    ---------   ----------  ----------

    Income before income tax                                 405,045      390,947    1,305,310     957,678
      Income tax expense                                     116,110       87,096      388,665     242,178
                                                           ---------    ---------   ----------  ----------
    Net income                                            $  288,935      303,851      916,645     715,500
                                                           =========    =========   ==========  ==========
    Per share amounts:
      Basic and Diluted Earnings per share                    .06          .06           .19         .14
      Weighted average number of shares outstanding        4,947,911    4,947,911    4,947,911   4,944,391


    See accompanying Notes to Consolidated Condensed Financial Statements.


                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                 Consolidated Condensed Statements of Cash Flows

              For the Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)
                                                                                         2000                1999
                                                                                         ----                ----

    Cash flows from operating activities:
      Net income                                                                  $   916,645             715,500
    Adjustments to reconcile net income to net cash flows from operations:
      Depreciation & amortization of property & equipment                             332,428             288,867
      Amort. (net) of premiums, fees & disc. on loans & securities                    144,272             284,821
      Provision for loan losses                                                       180,000             210,000
      Gain on sale of assets                                                         (153,756)           (340,945)
      Accretion of stock option expense                                                32,812              32,812
      Deferred income taxes                                                           161,324             337,816
      Executive supplemental income plan                                              (87,533)            (84,550)
      Loans originated or purchased, held for sale                                 (2,046,077)         (6,164,671)
      Proceeds collected from loan sales                                           17,464,524          23,353,596
      Cash provided by (used for) changes in:
        Accrued interest receivable                                                  (158,924)           (435,564)
        Prepaid expenses & other assets                                            (2,955,109)           (610,367)
        Official checks                                                              (839,616)            781,237
        Accrued expenses & other liabilities                                         (154,287)          3,358,055
                                                                                   ----------          ----------
             Net cash used by operating acties                                     12,836,703          21,726,607
                                                                                   ----------          ----------

    Cash flows from investing activities:

      Acquisition of office properties and equipment                                 (454,414)           (230,728)
      (Purchase) sale of Federal Home Loan Bank stock                                (540,000)             40,000
      Reimbursement of real estate owned costs                                         79,890             145,179
      Addition to real estate owned                                                       -               195,231
      Proceeds from sale of real estate owned                                         136,714             910,827
      Proceeds from securities available for sale                                     339,636                 -
      Principal collected on loans                                                 63,946,789          31,279,462
      Loans originated or purchased                                              (106,292,162)        (83,663,305)
                                                                                   ----------          ----------
        Net cash used in investing activities                                     (42,783,547)        (51,323,334)
                                                                                   ----------          ----------

    Cash flows from financing activities:

      Increase in deposits, net                                                    17,391,526          20,894,887
      Increase in Federal Home Loan Bank advances                                   7,300,000           5,200,000
      Increase in other borrowings                                                  2,000,000                -
      Issuance of capital stock, net of stock issuance costs                            -                  17,500
      Net increase in advance payments by borrowers for taxes & insurance           2,081,681           1,672,788
                                                                                   ----------          ----------
        Net cash provided by financing activities                                  28,773,207          27,785,175
                                                                                   ----------          ----------

    Decrease in cash and cash equivalents                                          (1,173,637)         (1,811,552)
    Cash and cash equivalents at beginning of period                                7,067,609           7,165,433
                                                                                   ----------          ----------
    Cash and cash equivalents at end of period                                    $ 5,893,972           5,353,881
                                                                                   ==========          ==========


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

The consolidated condensed balance sheet as of September 30, 2000, and the consolidated condensed statements of operations for the three and nine month periods ended September 30, 2000 and 1999, and the cash flows for the nine month periods ended September 30, 2000 and 1999, include the accounts and operations of Federal Trust and all subsidiaries. All material intercompany accounts and transactions have been eliminated.

In the opinion of management of the Company, the accompanying consolidated condensed financial statements contain all adjustments (principally consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2000, the results of operations for the three and nine month periods ended September 30, 2000 and 1999, and cash flows for the nine month periods ended September 30, 2000 and 1999. The results of operations for the three and nine month period ended September 30, 2000, are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10 - KSB for the year ended December 31, 1999.

2.   Comprehensive Income:

The Company's accumulated comprehensive loss is the unrealized loss on investment securities available for sale. Total comprehensive income for the three and nine month periods ended September 30, 2000 was $310,798 and $973,112, as compared to the three and nine month periods ended September 30, 1999, of $319,146 and $762,964.

3.   New Accounting Pronouncements

In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments and Liabilities" (FASB 140). This statement replaces FASB Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of Statement 125's provisions without reconsideration. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Implementation of FASB 140 is not expected to have a significant impact on the financial position or results of operations of the Company.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FASB 133). This standard, which is effective for all

(continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

        Notes to Consolidated Condensed Financial Statements (unaudited)


fiscal quarters of all fiscal years beginning after June 15, 1999, requires all derivatives be measured at fair value and be recognized as assets and liabilities in the statement of financial position. FASB 133 sets forth the accounting for changes in fair value of a derivative depending on the intended use and designation of the derivative. Implementation of FASB 133 is not expected to have a significant impact on the financial position or results of operations of the Company. In June 1999, the Financial Accounting Standards Board issued FASB 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of The Effective Date of FASB 133", which is a one year deferral of the application of FASB 133. In June 2000, the Financial Accounting Standards Board issued FASB 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FASB Statement No. 133", which amends the accounting and reporting standards of Statement 133 for certain derivative instruments and certain hedging activities. FASB 133 shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.

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

At September 30, 2000, impaired loans amounted to $3.5 million as compared to $2.9 million at December 31, 1999. Included in the allowance for loan losses is $396 thousand related to the impaired loans as compared to $316 thousand at December 31, 1999. The Company measures impairment on collateralized loans using the fair value of the collateral, and on unsecured loans using the present value of expected future cash flows discounted at the loan's effective interest rate.

In the first nine months of 2000, the average recorded investment in impaired loans was $2.5 million and $69 thousand of interest income was recognized on loans while they were impaired. All of this income was recognized using a cash basis method of accounting.

A summary of loans receivable at September 30, 2000, is as follows:

                                           September 30, 2000
                                           ------------------

 Mortgage Loans:
     Permanent conventional:
       Commercial                               $ 20,575,142
       Residential                               164,750,196
       Residential Construction                   33,666,015
                                                 -----------

         Total Mortgage Loans                    218,991,353

     Commercial loans                              1,844,734
     Consumer loans                                1,590,113
     Lines of credit                               1,726,785
                                                 -----------

(continued)
                                        7

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

        Notes to Consolidated Condensed Financial Statements (unaudited)


     Total loans receivable                                          224,152,985

Net premium on mortgage loans purchased                                1,980,228

Deduct:
     Unearned loan origination fees, net of direct loan
       origination costs                                                 167,047
     Undisbursed portion of loans in process                          11,075,331
     Allowance for loan losses                                         1,480,155
                                                                       ---------

      Loans receivable, net                                         $213,410,680
                                                                     ===========

5.   Allowance for Losses

The  following is an analysis of the activity in the  allowance  for loan losses for the periods presented:
                                                           Three Months                   Nine Months
                                                        Ended September 30,             Ended September 30,
                                                        -------------------             -------------------
                                                          2000            1999              2000            1999
                                                          ----            ----              ----            ----

      Balance at beginning of period              $  1,416,114       1,272,435         1,437,913       1,136,056
      Provision for loan losses                         60,000          60,000           180,000         210,000
      Less Charge-offs                                    -             (2,678)         (149,881)        (24,598)
      Plus recoveries                                    4,041           4,041            12,123          12,340
                                                   -----------      ----------         ---------       ---------
      Balance at end of period                    $  1,480,155       1,333,798         1,480,155       1,333,798
                                                     =========       =========         =========       =========

      Loans Outstanding                           $213,410,680     186,710,122       213,410,680     186,710,122
      Ratio of charge-offs to Loans Outstanding             .0%           .001%              .07%            .01%
      Ratio of allowance to Loans Outstanding              .69%            .71%              .69%            .71%

A provision for loan losses is generally charged to operations based upon management's evaluation of the probable losses in its loan portfolio. During the quarter ended September 30, 2000, the Company made a provision of $60,000 based on its evaluation of the loan portfolio, as compared to the provision of $60,000 made in the quarter ended September 30, 1999. Management believes that the allowance is adequate, primarily as a result of the overall quality of the loans in the portfolio and the change in the composition of the portfolio to a higher percentage of residential single family home loans.

(continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

        Notes to Consolidated Condensed Financial Statements (unaudited)


6. Supplemental Disclosure of Cash Flow and Non-Cash Investing and Financing Activities
                                                 Nine Months Ended September 30,
                                                    2000              1999
                                                    ----              ----
       Cash paid during the period for:
              Interest expense            $    3,676,350         2,557,966
              Income taxes                       402,144             -

        Supplemental disclosure of non-cash transactions:
        Real estate acquired in
        settlement of loans                         -              195,231


7.   Real Estate Owned, Net

The following is an analysis of the activity in real estate acquired through foreclosure for the periods ended:

                                                          Three Months              Nine Months
                                                     Ended September 30,          Ended September 30,
                                                     -------------------          -------------------
                                                       2000       1999            2000          1999
                                                       ----       ----            ----          ----

      Balance at beginning of period            $    88,215  $ 389,532         295,319     1,107,295
      Acquired through foreclosure                     --         -               -          195,231
      Add: Capitalized costs (net of
               insurance recoveries)                    -      (32,049)        (79,890)     (145,179)
      Less: Sale of real estate                       9,500    128,230         136,714       910,827
      Less: Chargeoffs                                  -        2,678            -           19,945
                                                     ------    -------       ---------       -------
      Balance at end of period                  $    78,715  $ 226,575          78,715       226,575
                                                     ======    =======       =========       =======

8.   Investment Securities

                                                                                     At September 30, 2000
                                                                                     ---------------------
                                                                              Book Value        Market Value
                                                                              ----------        ------------
Held to maturity:
FHLB Floating Rate Note, 3.21%, due 7/30/03                                 $  6,658,328           6,195,000
                                                                               =========           =========
Available for sale:
FNMA ARM Pool 516140, 7.264%, due 08/01/28                                       945,671             936,484
FNMA ARM Pool 516141, 8.310%, due 03/01/28                                       633,095             645,106
                                                                               ---------           ---------
                                                                            $  1,578,766           1,581,590
                                                                               ==========          =========

The Company's investment in obligations of U.S. government agencies consists of one dual indexed bond issued by the Federal Home Loan Bank. At September 30, 2000, the bond had a market value of $6,195,000 and gross unrealized pretax losses of $805,000. The bond has a par value of $7,000,000 and pays interest based on the difference between two indices. The one bond held at September 30, 2000, pays interest at the 10-year constant maturity treasury ("CMT") rate less six month LIBOR rate plus a contractual amount of 4.0%. In addition, the Company has two FNMA Mortgage-backed securities which are backed by adjustable rate mortgage ("ARM") loans. The coupons on these two securities adjust with the underlying ARM loans. During the quarter ended September 30, 2000, the Bank did not purchase or sell any bonds.

(continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

        Notes to Consolidated Condensed Financial Statements (unaudited)

9.   Advances from Federal Home Loan Bank and Other Borrowings

The following is an analysis of the advances from the Federal Home Loan Bank:

                    Amounts Outstanding at September 30, 2000:

       Maturity Date          Rate       Amount            Type
       -------------          ----       ------            ----

       12/02/00               6.94%    $ 2,500,000         Variable rate
       12/01/00               5.09%      5,000,000         Fixed rate
       12/04/00               6.29%      5,000,000         Fixed rate
       12/18/00               6.59%      5,000,000         Fixed rate
       01/04/01               6.48%      5,000,000         Fixed rate
       03/05/01               5.96%      5,000,000         Fixed rate
       03/17/01               6.70%      5,000,000         Fixed rate
       06/13/01               7.11%     10,000,000         Fixed rate
                              -----     ----------

                     Total    6.45%    $42,500,000
                              =====     ==========

Variable rate advances reprice daily and may be repaid at any time without penalty. Fixed rate advances incur a prepayment penalty if repaid prior to maturity, and the interest rate is fixed for the term of the advance.

                    Amounts Outstanding at:

                    Month-end           Rate               Amount
                    ---------           ----               ------

                    7/31/00             6.49%            $ 47,000,000
                    8/31/00             6.48%              45,500,000
                    9/30/00             6.45%              42,500,000

The maximum amount of advances outstanding at any month end during the three month period ended September 30, 2000, was $47,000,000. During the three and nine month periods ended September 30, 2000, average advances outstanding totaled $45.6 million and $41.3 million at average rates of 6.58% and 6.75%, respectively.

Advances from the FHLB are collateralized by a blanket pledge of eligible assets in an amount required to be maintained so that the estimated value of such eligible assets exceeds at all times, approximately 133% of the outstanding advances, and a pledge of all FHLB stock owned by the Bank.

The maximum amount of other borrowings outstanding at any month end during the three month period ended September 30, 2000, was $2,000,000. During the three and nine month periods ended September 30, 2000, average other borrowings outstanding totaled $2.0 million and $1.3 million at average rates of 9.91% and 9.66%, respectively.

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

12.  Subsidiaries

On May 19, 1999, the Bank incorporated a new subsidiary, Vantage Mortgage Service Center, Inc. ("VMSC"). On June 1, 1999, Federal Trust acquired the fixed assets, consisting of furniture, fixtures and equipment, of Vantage Mortgage Associates, Inc., a non-affiliated company, located in Gainesville, Florida for 6,364 shares of Federal Trust common stock. Federal Trust contributed the fixed assets to the Bank, who in turn contributed the fixed assets to VMSC. VMSC is engaged primarily in the origination and sale of residential mortgage loans and all of the officers and employees of Vantage Mortgage Associates, Inc. accepted employment with VMSC. FTB Financial Services, Inc., which commenced operations in 1996, engages in the business of selling insurance annuities, stocks and bond products. The operations of the two subsidiaries are insignificant to the overall results of the Company.

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

The Company's assets were $240,062,735 at September 30, 2000, a decrease of $567,283 from the quarter ended June 30, 2000. The decrease in assets was the result of the Company's decision to slow down growth in order to maintain the well capitalized position of its subsidiary, Federal Trust Bank. Year to date the Company's assets have grown $28,785,228, an increase of 14%. At September 30, 2000, stockholders' equity was $15,361,062 (unaudited), with 4,947,911 shares of common stock outstanding.

The common stock of Federal Trust is traded on the NASDAQ SmallCap Market under the symbol "FDTR".

Results of Operations

Comparison of the Three Month Periods Ended September 30, 2000 and 1999

General. The Company had a net profit for the three month period ended September 30, 2000, of $288,935 or $.06 per share, compared to a net profit of $303,851 or $.06 per share for the same period in 1999. The decrease in the net profit was due primarily to an increase in net interest income, an increase in other income, offset by an increase in other expense and an increase in income taxes.

Interest Income and Expense. Interest income increased by $1,119,920 to $4,790,666 for the three month period ended September 30, 2000, from $3,670,746 for the same period in 1999. Interest income on loans increased to $4,612,895 in 2000 from $3,535,310 in 1999, primarily as a result of an increase in the average amount of loans outstanding and an increase in the average yield earned on loans. The increase in the average yield earned on loans is the result of the overall increase in loan rates. Interest income on the securities portfolio decreased by $2,389 for the three month period ended September 30, 2000, over the same period in 1999, as a result of a decrease in the yield on securities owned. Other interest and dividends increased $44,724 during the same three month period in 2000 from 1999, as a result of an increase in the average volume of other interest-bearing assets and an increase in the rates earned. Management expects the rates earned on the portfolio to fluctuate with general market conditions.

(continued)
                                       12

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Interest expense increased $970,087 during the three month period ended September 30, 2000, to $3,332,385 from the same period in 1999 due to an increase in the amount of deposits and borrowings and an increase in interest rates. Interest on deposits increased to $2,531,894 in 2000 from $1,818,254 in 1999, as a result of an increase in the amount of, and the rates paid on, deposits. Interest on FHLB advances and Other Borrowings increased to $800,491 in 2000 from $544,044 in 1999, as a result of an increase in the average amount of, and an increase in the interest rates paid on, advances and other borrowings outstanding. Management expects to continue to use FHLB advances and other borrowings as a liability management tool.

Provisions for Loan Losses. A provision for loan losses is generally charged to operations based upon management's evaluation of the losses in its loan portfolio. During the quarter ended September 30, 2000, management made a provision for loan losses of $60,000 based on its evaluation of the loan portfolio, which was the same as the provision made in 1999. During the three months ended September 30, 2000, there were no charge-offs as compared to charge-offs of $2,678 for the same period in 1999. There were recoveries of $4,041 during the three month period ended September 30, 2000, as compared to net recoveries of $4,041 during the three month period ended September 30, 1999. Total non-performing loans at September 30, 2000, were $2,987,234 compared to $1,635,686 at September 30, 1999. The increase in non-performing loans was attributable to the growth of the loan portfolio, as well as the addition of over 2,500 loans to the portfolio of loans serviced for others. The combined increase in the number of loans serviced resulted in the servicing department falling somewhat behind in collecting delinquent loans, but additional staff has been added to this department and non-performing loans has been decreasing as a result. The allowance for loan losses at September 30, 2000 was $1,480,155 or 50% of non-performing loans and .69% of net loans outstanding, versus $1,333,798 at September 30, 1999, or 82% of non-performing loans and .78% of net loans outstanding.

Total Other Income. Other income increased from $303,443 for the three month period ended September 30, 1999, to $525,571 for the same period in 2000. The increase in other income was due to an increase of $238,669 in other miscellaneous income, an increase of $18,775 in gains on the sale of assets, offset partially by a decrease of $35,316 in fees and service charges. The increase in other miscellaneous income was attributable primarily to increased other loan income, resulting from an increase in the amount of loans originated. The increase in gains on assets sold was the result of an increase in the amount of loans sold during the period. The decrease in fees and service charges was primarily the result of a decrease in servicing fees on loans.

Total Other Expense. Other expense increased to $1,518,807 for the three month period ended September 30, 2000, from $1,160,944 for the same period in 1999. Compensation and benefits increased to $820,876 in 2000, from $573,491 in 1999 due to an increase in staff in the loan department and also the addition of the mortgage company owned by the Bank in Gainesville, Florida. Occupancy and equipment expense increased by $46,911 in 2000, to $255,316 due to increases in office building rent and maintenance expenses. Data Processing expense increased by $19,297 due to an increase in the number of deposit accounts and loans accounts . Professional fees decreased by $7,800, as a result of decreased professional and regulatory fees. FDIC Insurance expense decreased by $10,192, as a result of a decrease in the insurance premium rate paid on deposits in the Bank. Other miscellaneous expense increased by $62,262 due primarily to increases in loan expenses related to the increased number of loans originated by the Company and increases in general and administrative expenses resulting from the growth of the Company during the year.

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Comparison of the Nine Month Periods Ended September 30, 2000 and 1999

General. The Company had a net profit for the nine month period ended September 30, 2000, of $916,645 or $.19 per share, compared to a net profit of $715,500 or $.14 per share for the same period in 1999. The increase in the net profit was due primarily to an increase in net interest income, an increase in other income, offset partially by an increase in other expense.

Interest Income and Expense. Interest income increased by $3,293,877 to $13,418,713 for the nine month period ended September 30, 2000, from $10,124,836 for the same period in 1999. Interest income on loans increased to $12,884,221 in 2000 from $9,714,950 in 1999, primarily as a result of an increase in the average amount of loans outstanding and an increase in the average yield earned on loans. The increase in the average yield earned on loans is the result of the overall increase in loan rates. Interest income on the securities portfolio increased by $23,398 for the nine month period ended September 30, 2000, over the same period in 1999, as a result of an increase in the amount of securities owned. Other interest and dividends increased $101,208 during the same nine month period in 2000 from 1999, as a result of an increase in the average volume of other interest-bearing assets and an increase in the rates earned. Management expects the rates earned on the portfolio to fluctuate with general market conditions.

Interest expense increased $2,595,704 during the nine month period ended September 30, 2000, to $8,998,921 from the same period in 1999 due to an increase in the amount of deposits and borrowings and an increase in interest rates. Interest on deposits increased to $6,815,244 in 2000 from $5,100,158 in 1999, as a result of an increase in the amount of, and the rates paid on, deposits. Interest on FHLB advances and Other Borrowings increased to $2,183,677 in 2000 from $1,303,059 in 1999, as a result of an increase in the average amount of, and an increase in the interest rates paid on, advances and other borrowings outstanding. Management expects to continue to use FHLB advances and other borrowings as a liability management tool.

Provisions for Loan Losses. A provision for loan losses is generally charged to operations based upon management's evaluation of the losses in its loan portfolio. During the nine months ended September 30, 2000, management made a provision for loan losses of $180,000 based on its evaluation of the loan portfolio, which was a decrease of $30,000 from the same period in 1999. During the nine months ended September 30, 2000, charge- offs were $149,881 as compared to charge-offs of $24,598 for the same period in 1999. The increase in charge-offs was primarily attributable to one loan for $110,000 which was charged off during the second quarter. This loan had been in litigation for several years and the Company concluded that is was less costly to charge it off rather than to continue the litigation. There were recoveries of $12,123 during the nine month period ended September 30, 2000, as compared to net recoveries of $12,340 during the nine month period ended September 30, 1999. Total non-performing loans at September 30, 2000, were $2,987,234 compared to $1,635,686 at September 30, 1999. The increase in non-performing loans was attributable to the growth of the loan portfolio, as well as the addition of over 2,500 loans to the portfolio of loans serviced for others. The combined increase in the number of loans serviced resulted in the servicing department falling somewhat behind in collecting delinquent loans, but additional staff has been added to this department and non-performing loans has been decreasing as a result. The allowance for loan losses at September 30, 2000 was $1,480,155 or 50% of non-performing loans and .69% of net loans outstanding, versus $1,333,798 at September 30, 1999, or 82% of non-performing loans and .78% of net loans outstanding.

Total Other Income. Other income increased from $892,652 for the nine month period ended September 30, 1999, to $1,423,530 for the same period in 2000. The increase in other income was due to an increase of $221,140, in fees and service charges, an increase of $496,927 in other miscellaneous income, offset partially by a decrease of $187,189 in gains on the sale of assets. The increase in fees

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

and service charges was primarily the result of an increase in servicing fees on loans and increased fees on deposit accounts. During the third quarter of 1999 the Company began servicing approximately 2,500 loans that are owned by other companies. The increase in other miscellaneous income was attributable primarily to increased other loan income, resulting from an increase in the amount of loans originated. The decrease in gains on assets sold was the result of a decrease in the amount of loans sold during the period.

Total Other Expense. Other expense increased to $4,358,012 for the nine month period ended September 30, 2000, from $3,446,593 for the same period in 1999. Compensation and benefits increased to $2,388,152 in 2000, from $1,785,315 in 1999 due to an increase in staff in the loan department and the addition of the mortgage company owned by the Bank in Gainesville, Florida. Occupancy and equipment expense increased by $123,149 in 2000, to $770,003 due to increases in office building rent and maintenance expenses, the opening of a loan production office in New Smyrna Beach, Florida in March 1999, and the opening of the mortgage company in Gainesville in June 1999. Data Processing expense increased by $58,363 due to an increase in the number of loans serviced an increase in the number of deposit accounts, and the opening of the mortgage company in Gainesville. Professional fees decreased by $2,579, as a result of decreased professional and regulatory fees. FDIC Insurance expense decreased by $26,652, as a result of a decrease in the insurance premium rate paid on deposits in the Bank. Other miscellaneous expense increased by $156,301 due primarily to increases in loan expenses related to the increased number of loans originated by the Company and increases in general and administrative expenses resulting from the growth of the Company during the year, including the opening of the mortgage company in Gainesville.

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

                                    FEDERAL TRUST CORPORATION
                                    (Registrant)




Date:     November 10, 2000         By: /s/ Aubrey H. Wright, Jr.
    ----------------------------         -----------------------------------
                                            Aubrey H. Wright, Jr.
                                            Chief Financial Officer and duly
                                            authorized Officer of the Registrant