Form 10KSB
period 2000-12-31
FEDERAL TRUST CORP
filed 2001-04-02
CIK 842640

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549-1004

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000      Commission File Number 33-27139

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

655 West Morse Blvd.
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

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for the fiscal year ended December 31, 2000: $20,423,857

The aggregate market value of the common stock of the Registrant held by nonaffiliates of the Registrant (3,512,256 shares) on March 23, 2001, was approximately $8,780,640. The average bid and ask price of Registrant's common stock on March 23, 2001 was $2.50 per share. For the purposes of this response, directors, officers and holders of 5% or more of the Registrant's common stock are considered the affiliates of the Registrant at that date

The number of shares outstanding of the Registrant's common stock, as of March 23, 2001: 4,947,911 shares of $0.01 par value common stock.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                      --    --

                      DOCUMENTS INCORPORATED BY REFERENCE:

1. Portions of the Proxy Statement for the 2001 Annual Meeting of Shareholders filed electronically with the Securities and Exchange Commission on April 2, 2001. (Part III)

                                TABLE OF CONTENTS

Consolidated-Federal Trust Corporation and Subsidiaries ("Registrant").



                                                                                                  Page Number
         PART I                                                                                   -----------
         Item 1   Business.....................................................................          3
         Item 2   Properties...................................................................         21
         Item 3   Legal Proceedings............................................................         21
         Item 4   Submission of Matters to a Vote of Security Holders..........................         22


         PART II
         Item 5   Market for Common Equity and Related Stockholder Matters.....................         22
         Item 6   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations....................................................         22
         Item 7   Financial Statements and Supplementary Data..................................         28
         Item 8   Changes in and disagreements with Accountants on
                  Accounting and Financial Disclosure..........................................         62


         PART III
         Item 9   Directors and Executive Officers of the Registrant:..........................         62 (1)
         Item 10  Executive Compensation.......................................................         62 (1)
         Item 11  Security Ownership of Certain Beneficial Owners and Management...............         62 (1)
         Item 12  Certain Relationships and Related Transactions...............................         62

         PART IV
         Item 13  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............         63

- --------------------------------------------------------------

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

Subsidiary

Federal Trust is a legal entity separate from the Bank. Federal Trust's executive offices are located at 655 Morse Boulevard, Winter Park, Florida 32789, and its telephone number is (407) 645-1201. The principal sources of Federal Trust's revenues on an unconsolidated basis are earnings on its investments and dividends from the Bank. Various regulatory restrictions and tax considerations limit, directly or indirectly, the amount of dividends the Bank can pay to Federal Trust. In addition, federal law restricts the Bank in the making of investments in or loans to Federal Trust or its affiliates. See "Regulation."

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

Strategy

Our current operating strategy includes commercial and mortgage loan origination, bulk loan/asset purchases and core deposit generation in the local community. Adjustable rate loans are originated and purchased to help us manage our interest rate spreads. The mortgage lending emphasis is on origination of residential loans in our market area, retaining loans appropriate for portfolio and selling other originated loans into the secondary market. Management intends, to the extent possible, to control interest rates paid on deposits;
however, outside factors such as economic, environmental, competitive and liquidity needs will have an effect on the cost of deposits. Our principal sources of earnings are currently interest on real estate mortgage loans, investments, and overnight deposits, fees on checking accounts and sales of loans. Our principal expenses are interest paid on deposits, FHLB advances and operating expenses.

Market Area and Competition

The Company is headquartered in Winter Park, Florida, a city of 25,000 residents, located approximately 7 miles northeast of downtown Orlando. Winter Park is in the heart of the greater metropolitan Orlando area which encompasses Orange, Seminole, Lake, and Osceola Counties in central Florida. The total population of the four County area is estimated at 1.562 million, with the majority in Orange and Seminole Counties. On October 30, 1998, we opened a new branch in downtown Sanford, Florida. Sanford is located approximately 12 miles northeast of our main office in Winter Park, and is the second largest city in Seminole County with a population estimated at 36,000. In December 2000, the Company moved certain administrative and operations functions to Sanford. We are currently filing for a new branch facility in New Smyrna, Florida.

Our primary market area is northeast Orange County and Seminole County, although our customers come from the entire four County area. Although best known as a tourist destination, with over 20 million visitors a year, the area has become a center for industries such as aerospace and defense, electro-optics and lasers, computer simulated training, computer networking and data management. In addition, motion picture production, professional and amateur sports, and distribution make the local economy more diverse each year. Many companies, including some in the Fortune 500, have chosen the Orlando area as a base for corporate, regional, and divisional headquarters. The area is also home to the University of Central Florida with an enrollment of 33,000, one of the fastest growing schools in the state university system, as well as Valencia Community College and Seminole Community College whose combined enrollment exceeds 90,000. Winter Park is home to Rollins College, the oldest college in Florida founded in 1885.

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

Consolidation within the banking industry, and in particular within Florida, has been dramatic. As of September 30, 2000, the four largest banking institutions in the state controlled approximately 51% of the bank deposits. In 1980, the four largest controlled less than 33% of the deposits.

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

Lending Activities

General. Our primary lending activity is the acquisition and the origination of government insured or guaranteed or conventional loans for the purchase or construction of residential real property, which loans are secured by first liens on such property. Conventional loans are loans which are not insured by the Federal Housing Administration ("FHA") or partially guaranteed by the Veterans Administration ("VA"). Within this category, the largest portion of our loans are made to homeowners on the security of single-family dwellings. To a lesser extent, we have also made commercial real estate, Commercial Business, U.S. Small Business Administration ("SBA") guaranteed business loans, home equity, and other consumer loans.

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

Loan Portfolio Composition. Our net loan portfolio, which is total loans plus premiums paid for loans purchased less loans in process, unearned discounts and loan origination fees and allowance for loan losses, totaled $222.9 million at December 31, 2000, representing 90% of total assets at such date. At December 31, 1999, our total loan portfolio net was $186.7 million.

Residential mortgage loans comprise the largest group of loans in our loan portfolio, amounting to $227.7 million or 97% of the total loan portfolio at December 31, 2000, of which approximately 98.8% are first mortgage loans and includes $35.0 million in loans for the construction of one-to-four-family homes and $3.71 million which are either insured by the FHA or partially guaranteed by the VA. The percentage of our loan portfolio consisting of one-to-four-family residential real estate loans has increased during the past few years. We offer fixed rate and ARM loans for up to 30 years. As of December 31, 2000, approximately $132 million, or 64.8% of these loans were ARM loans and $71.7 million, or 35.2% of these loans were fixed-rate. Fixed-rate loans are generally sold in the secondary market.

Commercial real estate loans, including land loans, amounted to $24.0 million or 10.2% of the total loan portfolio, net at December 31, 2000. Commercial real estate loans consist of $20.6 million of loans secured by other non-residential property and $3.4 million of loans secured by undeveloped land as of December 31, 2000. At December 31, 2000, consumer and other loans, consisting of installment loans and savings account loans, amounted to $4.7 million or 1.9% of the total loan portfolio.

Commercial loans at December 31, 2000, amounted to $1.5 million, or 0.6% of total loans. Commercial loans are generally secured by the assets of the borrower including accounts receivable, inventory, and fixed assets, including company owned real estate. Commercial loans are also guaranteed by the owners.

The following table sets forth information concerning the Company's loan portfolio by type at the dates indicated.


                                                                            At December 31,

                               -----------------------------------------------------------------------------------------------------
                                         2000                 1999               1998               1997                 1996

                               ----------------------   ------------------   ---------------   -----------------   -----------------
                                             Percent              Percent           Percent             Percent             Percent
                                    Amount   of Total     Amount  of Total   Amount of Total    Amount  of Total    Amount  of Total
                                    ------   --------     ------  --------   ------ --------    ------  --------    ------  --------

Mortgage loans:
     Permanent                    $192,730     82.5%    $162,118    82.6%  $141,518   88.8%   $117,279    94.7%   $109,012    94.80%
     Construction                   35,014     15.0%      31,518    16.1      15,33    9.6%       4,71     3.8%      3,795      3.3%
                                  --------      ----    --------    ----   --------   ----    --------    ----    --------    -----
        Total mortgage loans       227,744     97.5%     193,636    98.6    156,850   98.4%    121,994    98.5%    112,807     98.1%

Consumer & other loans               1,750      0.7%       1,242     0.6%       999    0.6%        746     0.6%        154      0.1%
Commercial loans                     1,505      0.6%           -     0.0%       354    0.2%        490     0.4%      1,350      1.2%
Lines of credit                      2,686      1.2%       1,434     0.7%     1,243    0.8%        570     0.5%        686      0.6%
                                     -----      ---        -----     ---      -----    ---         ---     ---        ----      ---
        Total loans                233,685    100.0%     196,312   100.0%   159,446  100.0%    123,800   100.0%    114,997    100.0%

Premium on loans purchased           1,462                 1,676              1,375              1,370               1,155
Less:
     Loans in process               10,885                 9,967              7,590              2,138               1,902
     Unearned discounts & loan
         origination fees             (267)                  (77)                27                 13                 170
     Allowance for loan losses       1,634                 1,438              1,136              1,110               1,533
                                     -----           -----------           --------           --------            --------

Net loans                         $222,895              $186,660           $152,068           $121,909            $112,547
                                  ========              ========           ========           ========            ========


Contractual Repayments. Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of loans is substantially less than their average contractual terms because of prepayments. In addition, due-on-sale clauses on loans generally give the Company the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgages are substantially higher than current mortgage loan rates. As of December 31,2000, the Company had $35.0 million in construction loans, all of which mature in one year or less.

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

The Company's loan portfolio consists of purchased and originated loans. When loans are acquired in the secondary market, we generally purchase loan packages of $2.0 million to $10.0 million of single family residential mortgages, which, to the extent available, are seasoned ARM loans. Approximately 79.9% of the single family residential mortgages in our loan portfolio are secured by properties located in Florida. While we prefer to purchase loan packages comprised of Florida real estate, because of pricing and the limited number of Florida loan packages that are available, we also purchase packages of loans outside of Florida. The loan packages undergo an individual loan underwriting review prior to purchase.

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

The following table sets forth for the Bank total loans originated, purchased, sold and repaid during the periods indicated.

                                                                               Year Ended December 31,
                                                             -------------------------------------------------------
                                                                2000        1999       1998        1997       1996
                                                             ---------    --------   -------     --------   --------
                                                                              (Dollars in thousands)

Originations:
  Real Estate Loans:
  Loans on existing property                               $  56,575    $ 29,804   $ 19,238    $ 10,405   $  4,955
  Construction loans                                          41,513      22,670     10,168       2,758        621
  Commercial loans                                            14,834       9,311      3,223       2,308        663
  Lines of credit                                              1,251         191        704         409          -
  Consumer & other loans                                         910         917        683         285        515
                                                                ----      ------  ---------      ------    -------
    Total loans originated                                   115,083      62,893     34,016      16,165      6,754
Purchases:                                                    61,858      55,177     51,266      23,675     25,082
                                                              ------      ------  ---------      ------    -------
  Total loans originated & purchased                         176,941     118,070     85,282      39,840     31,836
Sales and principal reductions
  Loans sold                                                 (29,882)    (30,431)    (9,250)     (2,241)    (7,761)
  Principal on loan reductions                              (109,903)    (50,773)   (40,386)    (28,796)   (24,351)
                                                           ---------      ------     ------    --------   --------
    Total loans sold & principal reductions                $(139,785)   $(81,204)  $(49,636)   $(31,037)  $(32,117)
                                                           =========      ======     ======    ========    =======

Increase (decrease) in loans receivable (before net items) $  37,156    $ 36,866   $ 35,646    $  8,803   $   (276)
                                                              ======    ========   ========    ========   ========



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

Loans are approved at various management levels up to and including the Board of Directors. Loan approvals are made in accordance with a Chart of Delegated Authority approved by the Board of Directors. Generally, loans less than $275,000 are approved by authorized officers or underwriters. Loans in excess of $275,000 to $1,000,000 require the concurrence of two or more authorized officers. Loans over $1,000,000 require approval by the Loan Committee or Board of Directors.

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

The maximum amount that could have been loaned to one borrower and the borrower's related entities at December 31, 2000, was approximately $2.40 million. We have no loans in our portfolio that exceed our loans to one borrower limit.

Federal regulations also permit us to invest, in the aggregate, up to four times our regulatory capital in loans secured by non-residential or commercial real estate. At December 31, 2000, this limit allowed us to invest in non-residential or commercial real estate loans in an aggregate amount up to $64.1 million. At such date, we had $20.6 million in loans secured by non-residential or commercial real estate.

Income from Lending Activities/Loan Servicing. Fees are earned in connection with loan commitments and originations, loan modifications, late payments, assumptions related to changes of property ownership and for miscellaneous services related to loans. We also receive fees for servicing loans owned by others. At December 31, 2000, we were servicing $146.4 million in loans for other institutions, which produced $398,644 in servicing income. Income from these activities varies from period to period with the volume and type of loans originated, sold and purchased, which in turn is dependent upon prevailing mortgage interest rates and their effect on the demand for loans in the Company's market area.

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

If foreclosure is effected, the property is sold at a public auction in which we may participate as a bidder. If we are the successful bidder, the acquired real estate property is then included in the Company's "real estate owned"account until it is sold. Under federal regulations, we are permitted to finance sales of real estate owned by "loans to facilitate,"which may involve more favorable interest rates and terms than generally would be granted under our underwriting guidelines. At December 31, 2000, the Company had no loans to facilitate.

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

                                                                                                     December 31,
                                                                           ---------------------------------------------------------
                                                                             2000       1999        1998       1997      1996
                                                                           --------   --------    --------   --------   -------
                                                                                        (Dollars in Thousands)
Non-accrual loans:
   Residential:
        Construction and land loans                                      $    248     $    -     $     -    $     -    $  548
        Permanent loans (1-4 units)                                         1,999      2,027       1,359      1,283       322
        All other mortgage loans                                              773        629           -          -         -
   Commercial loans                                                             -          -           -          -        47
   Consumer and other loans                                                    23          -           1          -        73
   In-substance foreclosures                                                    -          -           -          -         -
                                                                         --------     ------     -------    -------    ------
Total non-accrual loans                                                  $  3,043     $2,656     $ 1,360    $ 1,283    $  990
                                                                         ========     ======     =======    =======    ======
        Total non-accrual loans to total loans                                1.4%       1.4%        0.9%       1.0%      0.9%
                                                                              ===        ===         ===        ===       ===
        Total non-accrual loans to total assets                               1.2%       1.3%        0.8%       0.9%      0.7%
                                                                              ===        ===         ===        ===       ===
        Total allowance for loss to total non-accrual loans                  53.7%      54.1%       83.5%      86.5%    154.7%
                                                                             ====       ====        ====       ====     =====
Real estate owned:
   Real estate acquired by foreclosure                                   $    431     $  295     $ 1,107    $ 1,390    $1,508
        Total real estate owned                                          $    431     $  295     $ 1,107    $ 1,390    $1,508
                                                                              ===     ======     =======    =======    ======
        Total non-accrual loans and real estate owned to total assets         1.4%       1.4%        1.4%       1.9%      1.8%
                                                                              ===        ===         ===        ===       ===


If the non-accrual loans at December 31, 2000, had been current in accordance with their original terms for the entire year (or from the date of origination if originated during such period), the total interest income on such loans for the period ended December 31, 2000, would have been increased $330,815.

At December 31, 2000, non-accruing construction and land loans consisted of 2 construction loans totaling $248,000. Such loans have an average balance of $124,200 and no loan exceeds $132,400. The $2.0 million of non-accruing single-family residential permanent loans at December 31, 2000, consists of 38 loans. Such loans have an average loan balance of approximately $52,600 and no loan exceeded $151,750.

At December 31, 2000, there was one non-accruing commercial real estate loan secured by an office building with a loan balance of $772,738. Non-accruing consumer and other loans consisted of 2 loans totaling $22,988. Such loans have an average balance of $11,494 and no loan exceeds $20,988.

The $431,311 in real estate owned, is comprised of 4 were single family properties with an average balance of $101,077 and one acquisition and development project with a balance of $27,001.

Provisions for Loan Losses

A provision for loan losses is generally charged to operations based upon management's evaluation of the losses in its loan portfolio and as a result, the Bank charged $329,410 to its provision for loan losses during 2000.

The Bank's net loans increased by $36.2 million during 2000. Although management believes that its present allowance for loan losses is adequate as of December 31, 2000, the Bank's provisions are based on the current and currently anticipated future operating conditions, thereby causing these estimates to be susceptible to changes that could result in a material adjustment to results of operations in the near term. The amount needed in the allowance for loan losses is based on the particular circumstances of the individual non-performing loans, including the type, amount, and value of the collateral, if any, and the overall composition and amount of the performing loans in the portfolio at the time of evaluation, and, as a result, will vary over time. The composition of the loan portfolio continues to be concentrated primarily on residential mortgage loans, which tend to have a lower risk of loss. Recovery of the carrying value of loans is dependent to a great extent on economic, operating and other conditions that may be beyond the Bank's control. Therefore, actual losses in future periods could differ materially from amounts provided in the current period and could result in a material adjustment to operations.

The allowance for loan losses at December 31, 2000 was $1,634,259 or 53.7% of non-performing loans and .73% of net loans receivable compared to $1,437,913 or 54.1% of non-performing loans and .77% of net loans at December 31, 1999. The allowance at December 31, 2000 consisted of reserves for the performing loans in the portfolio and reserves against certain loans based on management's evaluation of these loans. During 2000, a portion of the reserves was utilized to write down the loans when they became real estate owned and were subsequently sold by the Bank. The higher level of reserves at December 31, 2000, reflects the increase in total loans outstanding during 2000. As the amount of commercial loans in the portfolio increases an overall higher level of reserves will be required.

In addition to the continuing internal assessment of the loan portfolio, the Bank's loan portfolio is also subject to examination by the OTS.

During 2000, the Bank's total non-accrual loans increased by approximately $387,000.

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

Specific allowances are provided in the event that the specific collateral analysis on each classified loan indicates that the probable loss upon liquidation of collateral would be in excess of the general percentage allocation. The provision for loan losses is debited or credited in order to state the allowance for loan losses to the required level as determined above.

Although we believe that we use the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Company's allowance for loan losses will be the result of periodic loan, property, and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance level based upon their judgment of the information available to them at the time of their examination.

The following table sets forth information with respect to the allowance for loan losses during the periods indicated. The allowances shown in the table below should not be interpreted as an indication that charge-offs in future periods will occur in these amounts or proportions or that the allowance indicates future charge-off amounts or trends.


                                                                                         Year Ended December 31,
                                                                   -----------------------------------------------------------------
                                                                         2000         1999         1998          1997        1996
                                                                         ----         ----         ----          ----        ----
                                                                                        (Dollars in thousands)

Average loans outstanding, net                                       $212,567     $176,152     $135,617      $113,472    $112,288
Allowance at beginning of year,                                         1,438        1,136        1,111         1,533       2,061
Charge offs:
   Conventional loans                                                     150           36          163             -         794
   Construction loans                                                       -                         -             -           -
   Commercial real estate loans                                             -            3            -           479         390
   Consumer loans                                                           -            -            -            50          39
                                                                     --------     --------     --------      --------    --------
        Total loans charged off                                           150           39          163           529       1,223
                                                                          ---           --          ---           ---       -----
Recoveries                                                                 17           21           23            14         267
   Net charge-offs                                                        133           18          140           515         956
Provision for loan losses charged to operating expenses                   329          320          165            93         280
Transfer from allowance for real estate owned                               -            -            -             -         149
                                                                     --------     --------     --------      --------    --------
Allowance at end of year                                             $  1,634     $  1,438     $  1,136      $  1,111    $  1,533
                                                                     ========     ========     ========      ========    ========

Ratio of net charge-offs to average loans outstanding                    0.06%        0.01%        0.10%         0.45%       0.85%
                                                                         ====        =====         ====          ====        ====
Ratio of allowance to period-end total loans, net                        0.73%        0.77%        0.75%         0.91%       1.36%
                                                                         ====        =====         ====          ====        ====
Period-end total loans, net                                          $222,678     $186,660     $152,068      $121,909    $112,547
                                                                     ========     ========     ========      ========    ========



The following table represents information regarding the Company's total allowance for losses, as well as the allocation of such amounts to the various categories of loans.

                                                                           As of Ended December 31,
                                               2000                  1999                   1998
                                            ----------            ----------             ----------

                                                  Percent of           Percent of           Percent of
                                                  Loans to             Loans to             Loans to
                                         Amount   Total Loans  Amount  Total Loans  Amount  Total Loans
                                         ------   -----------  ------  -----------  ------  -----------
                                                                       (Dollars In Thousands)

Residential real estate loans               723      85.4%     $  713    87.9%     $   502     87.7%
Commercial real estate loans
   (Including multi-family & land loans)    750      12.1%        550   10.7%          431     11.4%
Non-mortgage loans                          161       2.5%        175    1.4%          203      0.9%
                                            ---      ----         ---    ----          ---      ---
Total Allowance for loan losses          $1,634     100.0%     $1,438  100.0%      $ 1,136    100.0%
                                         ======     =====      ======  ======       ======    =====


                                           1997                      1996
                                        ----------                ----------

                                                  Percent of           Percent of
                                                  Loans to             Loans to
                                         Amount   Total Loans  Amount  Total Loans
                                         ------   -----------  ------  -----------


                                         $  414      86.5%     $  283    88.3%

                                            434      12.0%        946     9.8%
                                            263       1.5%        304     1.9%
                                            ---       ---         ---     ---
                                         $1,111     100.0%     $1,533   100.0%
                                         ======     =====      ======   =====

Mortgage-Backed Securities

In September of 1999, the Company purchased two FNMA mortgage-backed securities, which are guaranteed as to principal and interest by FNMA, an agency of the Federal government. The securities are permissible investments for a thrift institution and were acquired primarily for their liquidity, yield, and credit characteristics. Such securities may be used as collateral for borrowing. The mortgage securities acquired by the Company are backed by adjustable rate mortgage loans. At December 31, 2000, these securities totaled $1,388,825.

Investment Activities

Our investment portfolio currently consists of a $7,000,000 in bonds issued by the FHLB. We purchase securities to meet our regulatory liquidity requirements, to invest excess funds resulting from excess liquidity and to leverage capital through the use of borrowed funds. All of the securities held at December 31, 2000, meet the liquidity requirements of our primary regulator, the Office of Thrift Supervision ("OTS").

The Company's investment in obligations of U.S. government agencies consist of a dual indexed bonds issued by the FHLB. At December 31, 2000, the bond had a market value of $6,160,000 and gross unrealized losses of $526,660. The bond has a par value of $7,000,000 and pay interest based on the difference between two indices. The bond pays interest at the 10 year constant maturity treasury rate, less the 6 month LIBOR rate, plus a contractual amount of 4.00%. The bond was purchased to offset some of its risk related to its portfolio of adjustable rate mortgages and, as such, subjects the Company to a certain degree of market risk as the indices change with prevailing market interest rates. Generally, when short term interest rates are low and the yield curve is in a normal slope, i.e., long term interest rates higher than short term interest rates, the bond will have a yield that is above the yields on other agency securities of three or six month maturities, however, our portfolio of adjustable rate mortgage ("ARM") loans will have yields that are declining due to the adjustment on these loans being based on a short term index, primarily the one year Constant Maturity Treasury ("CMT"). When short term rates are high and the yield curve is flat or inverted, the bond will have yields that are generally lower than the yields on other agency securities of three or six month maturities, however, our ARM loans will have yields that are increasing since their adjustment is based on a short term index, primarily the one year CMT. As a result, the yield on the dual indexed bond generally move in an inverse relationship to the movement in yields on our ARM loans and as a result, offset some of the risk related to the movement of interest rates in the loan portfolio. The risk associated with changes in the indices is that when the yield curve is flat, the bonds will generally have yields that are below the yields on bonds that mature or reprice in three or six months unless the general level of rates is very low in which case the margin on the bond would reduce or mitigate the effects of a flat yield curve. If the yield curve is inverted, the bond will generally have below market yields. The Company does not currently have any investments in hedges to offset the market risk for these securities. The effective rates earned on the dual indexed bond for 1999 and 2000 were 3.87% and 4.22%, respectively. Market values for all securities were calculated using published prices at December 31, 2000.

Based on OTS Thrift Bulletin 13a-2 - Structured Notes, and other OTS releases, the OTS would prefer that the institutions that they regulate not hold structured notes. It is not our intent to purchase any additional structured notes.

At December 31, 2000 and 1999, the Company did not have any securities pledged to the FHLB as collateral under its short-term credit agreement.

The following table sets forth the carrying value of the Company's total investments and liquidity as of the dates indicated.
                                                        December 31,
                                               2000        1999          1998
                                            ----------  ----------    ----------
                                                    (Dollars in thousands)
Short-term investments:
   Interest-bearing deposits                $  2,911      $  4,470     $  5,048
Debt securities:
   FHLB Note                                   6,687         6,571        6,468
Mortgage-backed securities                     1,389         1,921            -
Equity securities:
   FHLB stock                                  2,525         1,960        1,725
                                            --------      --------     --------
   Total investment portfolio               $ 13,512      $ 14,922     $ 13,241
                                            ========      ========     ========

Impact of Interest Rates on the Investment Portfolio

During all of 2000 interest rates continued to increase as the Federal Reserve began to increase short term interest rates. As a result of the higher interest rates at the end of 2000, the Bank's portfolio of investments consisting primarily of a Federal Home Loan Bank ("FHLB") Bond, was adversely affected as to their market value. In addition to the Federal Home Loan Bank Bond, the Bank owns two FNMA Mortgage-backed securities that it purchased in September 1999. At December 31,1999 the unrealized losses were $491,922 and at December 31, 2000 the unrealized losses had increased to $509,769.

Pursuant to Financial Accounting Standards Board (FASB), Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and equity Securities", which requires that investments be classified into three categories, the Bank had classified the FHLB Bonds as Held-to-maturity securities, and, as a result, the Bonds are reported at amortized cost. The FNMA Mortgage-backed securities are classified as Available-for-Sale and are reported at market value. During 1999 and 2000 the Company did not sell any bonds.

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

Sources of Funds

General. Deposits are our primary source of funds for use in lending and for other general business purposes. In addition to deposits, funds are obtained from normal loan amortization and prepayments and from operations. Contractual loan payments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general market interest rates and economic conditions. Borrowings are also used on a short-term basis to compensate for seasonal or other reductions in normal sources of funds. Borrowings may also be used on a longer term basis to support expanded lending or investment activities. At December 31, 2000 the Company had $26.5 million in FHLB Advances outstanding which are due in one year or less.

Deposits. Due to changes in regulatory and economic conditions in recent years, we have increasingly emphasized deregulated fixed-rate certificate accounts and other types of deposits. We have a number of different programs that are designed to attract both short-term and long-term deposits, and interest bearing and non-interest bearing transaction accounts for consumers and business. These programs include statement savings accounts, NOW accounts, MMDAs, checking accounts, and certificates of deposit currently ranging in terms from 91 days to 120 months.

Deposits have generally been obtained from residents in our primary market area and, to a much lesser extent, nationwide, via a computer network. The principal methods used to attract "in market"deposit accounts have included offering a wide variety of services and accounts, competitive interest rates and a convenient office location, including access to automated teller machines ("ATMs"). We currently operate one ATM and our customers also have access to the Star(R) (previously Honor) and other shared ATM networks. The Company utilizes very few brokered deposits and at times seeks some negotiated rate certificates of deposit less than $100,000 through the CD Network(R) which electronically allows us to display its rates on certificates to individual investors nationwide. Our personnel then deal directly with investors who telephone or write for information concerning certificates of deposit.

The following table shows the distribution of, and certain other information relating to, the Company's deposits by type as of the dates indicated.

                                                                                      December 31,
                                          ------------------------------------------------------------------------------------------
                                                 2000                                 1999                         1998
                                          -------------------------        --------------------------    ---------------------------
                                                          Percent                           Percent                         Percent
                                                            of                                of                              of
                                          Amount          Deposits         Amount           Deposits     Amount             Deposits
                                          ------          --------         ------           --------     ------             --------
Non-interest bearing commercial
    checking accounts                   $  2,677            1.5%         $  2,266             1.5%     $   1,261              1.0%
Regular savings accounts                   2,032            1.1%              977             0.6            872               .7
MMDA's                                    14,479            8.0%           15,159             9.9         11,235              8.7
NOW accounts                               3,108            1.7%            2,709             1.8          1,439              1.1
                                           -----            ---             -----             ---         ------              ---
    Subtotal                              22,296           12.3%           21,111            13.8         14,807             11.5
                                                                           ------            ----         ------             ----
Certificate of Deposit:
   1.00% to 3.99%                             --             --                 -               -            338               .3
   4.00% to 4.99%                          4,671            2.6%           33,432            21.8         26,807             20.7
   5.00% to 5.99%                         10,894            6.0%           81,548            53.1         82,135             63.5
   6.00% to 6.99%                        119,891           65.9%           17,421            11.3          5,201              4.0
   7.00% to 7.99%                         24,084           13.2%                -               -              -                -
                                          ------           ----            ------            ----         ------              ---
       Total Certificates of Deposit     159,540           87.7%          132,401            86.2        114,481             88.5
                                         -------           ----           -------            ----        -------             ----
Total Deposits                          $181,836          100.0%         $153,512           100.0%     $ 129,288            100.0%
                                         =======          =====          ========           =====      =========            =====

                                                               12

The following table shows the average amount of and the average rate paid on each of the following categories during the periods indicated.

                                                                                    December 31,
                                                     -------------------------------------------------------------------------------

                                                              2000                     1999                         1998
                                                     --------------------     ----------------------       -------------------------

                                                     Average      Average     Average        Average       Average           Average
                                                     Balance      Rate        Balance        Rate          Balance           Rate
                                                     -------      -------     -------        -------       -------           -------
       MMDA's, NOW and non-interest
          bearing commercial checking
          accounts                                   $ 18,825     3.21%       $ 19,884       3.18%         $ 12,057          3.27%
       Regular savings                                  2,186     4.09%            947       2.53%               92          2.60%
       Certificates of Deposit                        146,858     6.06%        122,689       5.18%          101,015          5.63%
                                                      -------     -----        -------       ----           -------          ----

       Total Deposits                                $167,869     5.72%       $143,520       4.89%         $113,996          5.36%
                                                     ========     =====       ========       ====          ========          ====

The variety of deposit accounts that we offer has increased our ability to retain deposits and has allowed us to be competitive in obtaining new funds, although the threat of disintermediation (the flow of funds away from savings institutions into direct investment vehicles such as government and corporate securities) still exists. Newer types of accounts, however, have been more costly than traditional accounts during periods of high interest rates. Our ability to attract and retain deposits and our cost of funds have been, and will continue to be, significantly affected by market conditions.

We periodically review the rates offered by other deposit institutions in our market area and make adjustments to the rates we offer to be competitive with such institutions. Our deposits increased to $181.9 million at December 31, 2000, from $153.5 million at December 31, 1999.

The following table sets forth jumbo certificates of $100,000 and over, maturing as follows:

                                                    As of December 31, 2000

       Due three months or less                           $   5,351,599
       Due over three months to six months                $   9,745,784
       Due over six months to one year                    $  22,133,034
       Due over one year                                  $   3,823,394
                                                            -----------

                                                          $  41,053,811
                                                             ==========
Borrowings. The Company is permitted to obtain advances from the FHLB of Atlanta, upon the security of the capital stock of the FHLB of Atlanta that we own and certain of our home mortgage loans and other assets (principally, securities which are obligations of, or guaranteed by, the U.S. government or agencies thereof), provided certain standards related to creditworthiness have been met. Such advances may be made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities, and the FHLB of Atlanta prescribes the acceptable uses to which the advances pursuant to each program may be made as well as limitations on the size of such advances. Depending on the program, such limitations are based either on a fixed percentage of our regulatory capital, our liability for shares and deposits, or on the FHLB's assessment of our creditworthiness. The FHLB is required to review its credit limitations and standards at least once every six months. Prepayment of FHLB of Atlanta advances would incur prepayment penalties. At December 31, 2000, we had $41.5 million in borrowings outstanding.

The following is an analysis of the advances from the FHLB:

           Amounts outstanding at December 31, 2000:

           Maturity Date               Rate          Amount           Type
           -------------               ----          ------           ----
           01/04/01                    6.48%         5,000,000      Fixed Rate
           12/04/01                    6.35%         1,500,000      Variable
           03/05/01                    5.96%         5,000,000      Fixed Rate
           03/17/01                    6.70%         5,000,000      Fixed Rate
           06/13/01                    7.11%        10,000,000      Fixed Rate
           12/05/02                    6.39%         5,000,000      Fixed Rate
           12/27/02                    5.95%         5,000,000      Fixed Rate
           12/05/03                    6.39%         5,000,000      Fixed Rate
                                       -----         ---------
           Total                       6.51 %    $  41,500,000
                                       ====         ==========

           Amounts outstanding at December 31, 1999:

           Maturity Date               Rate          Amount           Type
           -------------               ----          ------           ----
           12/04/00                    4.55%     $  10,200,000      Variable
           01/31/00                    5.98%         5,000,000      Fixed Rate
           06/05/00                    6.12%         5,000,000      Fixed Rate
           12/01/00                    5.09%         5,000,000      Fixed Rate
           12/04/00                    6.29%         5,000,000      Fixed Rate
           03/05/01                    5.96%         5,000,000      Fixed Rate
                                       -----         ---------
           Total                       5.50 %    $  35,200,000
                                       ======       ==========

Variable rate advances reprice daily and may be repaid at any time without penalty. Fixed rate advances incur a prepayment penalty if repaid prior to maturity, and the interest rate is fixed for the term of the advance.

                                                 Amounts outstanding at:
           ------------------------------------------------------------------------------------------------
                              2000                                                1999
           ----------------------------------------           ---------------------------------------------

           Month-end          Rate            Amount          Month-end           Rate               Amount
           ---------          ----            ------          ---------           ----              -------

           01/31/00           5.98%       35,200,000          01/31/99            5.14%          34,000,000
           02/29/00           5.98%       47,200,000          02/28/99            5.23%          24,500,000
           03/31/00           6.23%       45,300,000          03/31/99            5.28%          23,500,000
           04/30/00           6.20%       43,800,000          04/30/99            5.22%          33,500,000
           05/31/00           6.19%       40,000,000          05/31/99            5.19%          32,000,000
           06/30/00           6.41%       41,000,000          06/30/99            5.24%          37,500,000
           07/31/00           6.49%       47,000,000          07/31/99            5.29%          33,000,000
           08/31/00           6.48%       45,500,000          08/31/99            5.45%          31,000,000
           09/30/00           6.45%       42,500,000          09/30/99            5.47%          33,700,000
           10/31/00           6.45%       43,000,000          10/31/99            5.44%          38,200,000
           11/30/00           6.50%       49,500,000          11/30/99            5.56%          35,700,000
           12/31/00           6.51%       41,500,000          12/31/99            5.50%          35,200,000


During the twelve-month periods ended December 31, 2000 and December 31, 1999, average advances outstanding totaled $44.4 million and $31.8 million at an average rate of 6.39% and 5.36%, respectively.

Advances from the FHLB are collateralized under a blanket floating lien by loans and FHLB stock that totaled approximately $154.1 million and $2.5 million, respectively at December 31, 2000.

Expansion Plans

In December 1999, we began offering loan products on the internet through our web site, federaltrust.com.

In an effort to reduce overhead, we expanded our leased space by 7,000 square feet at the Sanford, Florida facility to accommodate our accounting, operations, lending, and administration functions. The lease for our corporate headquarters in Winter Park expired on December 31, 2000 and we vacated the premises. We intend to maintain a strong presence in Winter Park and relocated our branch facility to a new 13,202 square foot, two story building, that was completed in November, 2000. The building is located on Morse Boulevard, which is a prominent entrance street to Winter Park and has three drive-in lanes, a drive up ATM, and a three story parking garage. The branch opened for business at the new location on December 4, 2000. We are leasing approximately 8,193 square feet on two floors and the second floor is currently being improved for our commercial lending department.

In addition, we intend to open a new full-service branch facility in New Smyrna, Florida. We have negotiated a lease for a 1,500 square foot location, subject to OTS approval of the branch application The New Smyrna Beach Branch will provide an additional market from which we should be able to generate lower cost deposits and expand our lending market throughout the Central Florida region. At present we are in the process of identifying two additional branch sites that would open in 2001.

Employees

At December 31, 2000, Federal Trust had no full-time employees, while the Bank and its subsidiaries had a total of 64 full-time employees. Management considers relations with its employees to be excellent.

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

Other Subsidiaries

At December 31, 2000, the Company had no subsidiaries other than the Bank. The total equity investment at December 31, 2000 was $16,036,847.

Bank Subsidiaries

Current OTS regulations permit a thrift to invest up to 3% of its assets in service corporations, provided any investment in excess of 2% must serve primarily community, inner city or community development purposes. In addition, a thrift can invest up to 20% of its net worth in conforming loans to service corporations if net worth is equal to the minimum net worth requirement of the thrift and scheduled items do not exceed 2.5% of specified assets. At December 31, 1999, the Bank had two operating subsidiaries, FTB Financial Services, Inc. ("FTBFS") and Vantage Mortgage Services Center, Inc. ("Vantage Mortgage"). FTBFS, which commenced operations in 1996, engages in the business of selling insurance annuities, stocks and bond products. FTBFS had minimal operations in 2000. Vantage Mortgage commenced operations on June 1, 1999. Vantage Mortgage originates residential mortgages (FHA and VA) in the Gainesville, Florida market. The President of Vantage Mortgage, Rick T. Marson, owned a local mortgage company in Gainesville, from which Vantage Mortgage acquired certain assets. At December 31, 2000, the Bank's investment in FTBFS and Vantage Mortgage was $16,668 and $72,688, respectively.

Legal Proceedings

There are no material pending legal proceedings to which the Company is a party, or to which any of its property is subject.

Monetary Policies

The results of our operations are affected by credit policies of monetary authorities, particularly the Federal Reserve Board. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in U.S. government securities, changes in the discount rate on member bank borrowings, changes in reserve requirements against member bank deposits and limitations on interest rates, which member banks may pay on time, and savings deposits. In view of changing conditions in the national economy and in the money market, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve Board, no prediction can be made as to our possible future changes in interest rates, deposit levels, loan demand or our business and earnings.

Removal of Regulatory and Supervisory Actions

In October of 1994, Federal Trust and the Bank entered into individual Voluntary Orders to Cease and Desist (collectively "Orders") with the OTS. During this time, the Bank was placed under growth restrictions based upon its capital position. The growth restrictions had a negative impact on the Company's earnings.

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

In November 1999, the financial services regulations were significantly reformed with the adoption of the Gramm- Leach-Bliley Act ("GLA"). The GLA provides for the streamlining of the regulatory oversight functions of the various federal banking agencies. Of significance, while the GLA permits bank holding companies that are well managed, well capitalized and that have at least a satisfactory Community Reinvestment Act rating to operate as Financial Holding Companies ("FHC"), it essentially eliminated the unlimited investment authority of a "unitary savings and loan holding company." Savings and loan holding companies are now, for the most part, limited to activities permitted by a bank holding company, a multiple savings and loan holding company, or an FHC.

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

Under the FDIA, a depository institution of a holding company, can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC, in connection with: (i) the default of a commonly controlled FDIC-insured depository institution; or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default." "Default" is defined generally as the appointment of a conservator or a receiver and "in danger of default"is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance.

Payment of Dividends. To date, the principal source of cash flow of Federal Trust, including cash flow to pay cash dividends, has been dividends from the Bank. There are statutory and regulatory limitations on the payment of dividends by the Bank. The ability of the Bank to pay a dividend to Federal Trust is governed by the OTS's capital distribution regulation. Under the regulation, the Bank may make a capital distribution without the approval of the OTS, provided the OTS is notified 30 days before declaration of the capital distribution. The Bank must also meet the following requirements: (i) it has a regulatory rating in one of th etwo top examination categories; (ii) it is not of supervisory concern, and will remain adequately or well-capitalized, as defined in the OTS prompt corrective action regulations, following the proposed distribution; and
(iii) the distribution does not exceed our net income for the calendar year-to-date plus retained net income for the previous two calendar years (less any dividends previously paid). If the Bank does not meet the above-stated requirements, it must obtain the prior approval of the OTS before declaring any proposed distributions. The OTS can prohibit a proposed capital distribution by a savings institution, which would otherwise be permitted by the regulation if the OTS determines that such distribution would constitute an unsafe or unsound practice. The Bank did not make a capital distribution to Federal Trust in 2000. Earnings are currently being reinvested to support the Bank's current growth.

34 Act Reporting

As a publicly traded company with its shares of common stock registered under the Securities Act of 1933, Federal Trust is required to file periodic public disclosure reports with the Securities and Exchange Commission, pursuant to the Securities and Exchange Act of 1934, and the regulations promulated thereunder. A Form 10-KSB is a required annual report that must contain a complete overview of Federal Trust's business, financial, management, regulatory, legal, ownership and organizational status. Federal Trust must file Form 10-KSB by March 31 of each year.

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

Recently, the National Association of Securities Dealers adopted a rule requiring the audit committees of Boards of Directors of reporting corporations, such as Federal Trust, to undertake certain organizational and operational steps. The Securities and Exchange Commission also adopted a similar rule. These standards require our audit committee to be comprised of a majority of independent, non-employee directors who are financially literate. Furthermore, the audit committee has adopted a formal charter defining the scope for its operations. The Securities and Exchange Commission's rule also requires our auditors to review the financial statements contained in our Form 10-QSBs, in addition to our Form 10-KSBs.

Regulation of the Bank

Capital Requirements. Both OTS and FDIC have promulgated regulations setting forth capital requirements applicable to depository institutions. The OTS capital regulations require depository institutions to meet three capital standards: (i) a 1.5% tangible capital ratio (defined as the ratio of tangible capital to adjusted total assets); (ii) a 3% leverage (core capital) ratio (defined as the ratio of core capital to adjusted total assets); and (iii) an 8% risk-based capital standard as defined below. On April 1, 1999, the OTS amended its capital regulation, raising the required leverage (core capital) ratio from 3% to 4%. The Bank's leverage ratio at December 31, 2000, was 6.48%.

Core capital is defined as common stockholder's equity (including retained earning), certain noncumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries, certain goodwill and certain mortgage servicing rights less certain intangible assets, mortgage servicing rights less certain intangible assets, mortgage servicing rights and investments in nonincludable subsidiaries. Tangible capital is defined in the same manner as core capital, except that all intangible assets (excluding certain mortgage servicing rights) must be deducted. Adjusted total assets is defined as GAAP total assets, minus intangible assets (except those included in core capital). The OTS regulations also require that in calculating the leverage ratio, tangible and risk-based capital standards, savings institution must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank. The Bank currently has two subsidiaries: (i) FTB Financial Services, Inc., which was in the business of selling non-FDIC insured annuities; and (ii) Vantage Mortgage Service Center, Inc., which was in the business of originating residential mortgage loans.

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

The OTS incorporated an interest-rate component as part of the calculation of a savings institution's regulatory capital. Savings institutions with "above normal"interest-rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest-rate risk is measured by the decline in the net portfolio value of its assets (i.e. the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates (whichever results in a lower net portfolio value) divided by the estimated economic value of the savings institution's assets, as calculated in accordance with guidelines set forth by the OTS. A savings institution whose measured interest-rate risk exposure exceeds 2% must deduct an interest-rate component in calculating its total capital under the risk-based capital rule. The interest-rate risk component is an amount equal to one-half of the difference between the savings institution's measured interest-rate risk and 2%, multiplied by the estimated economic value of the savings institution's assets. That dollar amount is deducted from the savings institution's total capital in calculating compliance with its risk-based capital requirement. The interest rate-risk rule includes an assessment of exposure to declines in the economic value of a savings institution's capital due to changes in interest rates. Under the rule, there is a three-quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. Each quarter, the OTS calculates a savings institution's interest-rate risk exposure and advises the savings institution of any interest-rate risk capital component resulting from greater than "normal"exposure. The rule also provides that the Director of the OTS may waive or defer a savings institution's interest-rate risk component on a case by case basis. The OTS, however, has postponed the effective date of the interest rate risk component as a part of the calculation of a savings institution's risk-based capital requirement. As of December 31, 2000, the Bank's interest rate-risk exposure, according to OTS calculations, would not have been above the threshold requiring an additional capital component.

At December 31, 2000, the Bank met each of its capital requirements. The following table sets forth the regulatory capital calculations of the Bank at December 31, 2000:

                                    Tier I                      Risk-Based
                              ----------------------       ---------------------
                                             Percent                     Percent
                                               of                          of
                                 Amount      Assets          Amount      Assets
                                 ------      -------         ------      -------

   Regulatory Capital         $  16,077      6.48%         $  17,671      11.27%
   Requirement                $   9,921      4.00%         $  12,542       8.00%
                               --------      ----           --------    --------
   Excess                     $   6,156      2.48%             5,129       3.27%

Standards  for  Safety  and  Soundness.  The  FDICIA,  as  amended by the Reigle
Community Development and Regulatory Improvement Act of 1994, requires each federal banking agency to prescribe for all insured depository institutions and their holding companies standards relating to internal controls, information systems and audit systems, loan docu- mentation, credit underwriting, interest rate risk exposure, asset growth, and compensation, fees and benefits and such other operational and managerial standards as the agency deems appropriate. The OTS and the other federal banking agencies adopted a rule establishing deadlines for the agencies to submit and review safety and soundness compliance plans and Interagency Guidelines Establishing Standards for Safety and Soundness. The guidelines require depository institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution's business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate-risk exposure, and asset growth. The guidelines further provide that savings institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and that they should take into account factors such as compensation practices at comparable institutions. In October 1996, the federal banking agencies jointly adopted asset quality and earning standards to be added to the Interagency Guidelines.

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

In early December 1996, the FDIC adopted a rule that reduced regular semi-annual SAIF assessments to a range of 0% - 0.27% of deposits. The new rates became effective for SAIF-assessable institutions on January 1, 1997. The Bank's assessment at December 31, 2000, was 3 basis points on deposits.

Qualified Thrift Lender Test ("QTL"). The HOLA requires savings institutions to meet a QTL test. The QTL test, as amended by the FDICIA, requires savings institutions to maintain at least 65% of its "portfolio assets" (as defined by regulation) in qualified thrift investments, primarily residential mortgages and related investments on a monthly basis in nine out of every 12 months.

As of December 31, 2000, the Bank exceeded the QTL test, maintaining 96% of its portfolio assets in qualified thrift investments.

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

The Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Act") eliminated many existing restrictions on interstate banking by authorizing interstate acquisitions of financial institutions by bank holding companies without geographic limitations. Under the Interstate Act, existing restrictions on interstate acquisitions of banks by bank holding companies were repealed. Bank holding companies located in Florida are able to acquire any
Florida-based bank, subject to certain deposit percentage and other restrictions. The legislation also provides that, unless an individual state elects before hand either: (i) to accelerate the effective date; or (ii) to prohibit out-of-state banks from operating interstate branches within its territory, on or after June 1, 1997, adequately capitalized and managed bank holding companies will be able to consolidate. De novo branching by an out-of-state bank would be permitted only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state is subject to applicable state branching laws. Florida law permits interstate branching through the acquisition of a bank in existence for more than three years, but prohibits de novo branching by out of state banks.

OTS Assessments. Savings institutions are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment, to be paid on a semiannually basis, is computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the institution's latest quarterly thrift financial report. The Bank paid $67,454 in OTS assessments for the year-ended December 31, 2000.

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

The FHLBs are required to provide funds for the resolution of insolvent savings institutions and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to members. For the year ended December 31, 2000, dividends paid by the FHLB-Atlanta to the Bank amounted $187,189 of the Bank's pre-tax income. Should dividends be reduced, or interest on FHLB advances increased, the consolidated net interest income might also be reduced for the Bank. Furthermore, there can be no assurance that the value of the FHLB-Atlanta stock held by the Bank will not decrease as a result of any new legislation.

Federal Reserve System

The Federal Reserve regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $42.8 million or less (subject to adjustment by the Federal Reserve) and an initial reserve of $1,284,000 plus 10% in excess of $42.8 million. The first $5.5 million of otherwise reversible balances (subject to adjustments by the Federal Reserve) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements imposed by the OTS. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve or a pass-through account as defined by the Federal Reserve, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve "discount window," however, Federal Reserve regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve.


ITEM 2.  PROPERTIES

The Company had an operating lease with its former chairman for its main facility, which expired in December 2000 and which contained two ten-year renewal options. During the fourth quarter of 1998, management changed its intentions with respect to the exercise of the lease renewal option and determined it was no longer probable the renewal option would be exercised as originally anticipated. As a result of such change in estimate, the remaining estimated useful life of the associated leasehold improvements has been reduced in order to amortize the remaining useful life of such leasehold improvements over the minimum lease term. Accordingly, beginning January 1, 1998, remaining leasehold improvements are being amortized over the remaining three-year period minimum lease term amounting to approximately $237,000 a year. This decision increased occupancy and equipment expense and decreased net income in 2000 by approximately $101,766 and $63,472, respectively.

The offices leased by, and formerly occupied by, Federal Trust were rented on a month to month basis by Federal Trust Properties Corporation, a former subsidiary, for the same amount as Federal Trust is required to pay.

The following table sets forth certain information on the Company's principal offices, net carrying value and the expiration of leases when applicable at December 31, 2000.

                                                                      Net carrying value of real property
                                                             ---------------------------------------------------
                                                                                                 Lease
                                                             Owned             Leased         Expiration
                                                             -----             ------         ----------

Federal Trust Bank Winter Park Office                        - 0 -           $ 361,678         12/31/10
655 West Morse Blvd.
Winter Park, Florida 32789

Federal Trust Bank Sanford Branch Office                     - 0 -           $ 214,305          12/31/08
312 West First Street
Sanford, Florida 32771

Federal Trust Bank Sanford - First Floor
Loan Servicing, Operations and Accounting                    - 0 -           $ 241,263          12/31/08
312 West First Street
Sanford, Florida 32771

Federal Trust Bank Sanford - Fourth Floor
Lending and Administration                                   - 0 -           $ 401,163          12/31/08
312 West First Street
Sanford, Florida 32771

Federal Trust Bank New Smyrna Beach Office                   - 0 -           $   1,035           Monthly
509 Canal Street
New Smyrna Beach, Florida 32168

Federal Trust Bank New Smyrna Beach Future Office            - 0 -           $   - 0 -          11/30/03
761 East Third Avenue
New Smyrna Beach, Florida 32169

 Federal Trust Corporation - former offices                  - 0 -           $   - 0 -          10/01/01
1270 Orange Avenue, Suite C
Winter Park, Florida 32789

Federal Trust Bank Sanford Drive In (under construction)  $287,301           $   - 0 -             n/a
404 West First Street
Sanford, Florida 32771


ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended December 31, 2000, no matters were submitted to a vote of the security holders through a solicitation or otherwise.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCK HOLDER
MATTERS

On June 17, 1998, Federal Trust's stock began trading on the NASDAQ Small Cap Market under the symbol FDTR. As of March 17, 2001, there were 455 holders of common stock of the Company, some of which are street name holders. The Company did not pay dividends during 2000 or 1999.

On March 23, 2001, the closing sales price of Federal Trust's common stock was $2.63. From December 31, 1999 through December 31, 2000, the range of sale prices was $1.88 to $3.13. At December 31, 2000, the closing sales price of Federal Trust's stock was $2.25.


                                             Calendar Year 2000
                                             ------------------
                                             Low $         High $
                                             -----         ------

         First Quarter                       $2.00          $2.63
         Second Quarter                       2.50           3.13
         Third Quarter                        2.25           2.69
         Fourth Quarter                       1.88           2.72


            ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS
Overview

The Company continued to concentrate on increasing its portfolio of adjustable rate loans and, as interest rates continued to increase in 2000, the Company began decreasing the maturities of its liabilities in order not to be caught with too high a percentage of its liabilities in longer term higher rate instruments. The increase in interest rates decreased the amount of loans held by the Company that were prepaid as borrowers no longer refinanced their mortgages to take advantage of the lower rates that existed in early 1999. This resulted in a decrease in the premium writeoff by the Company. These premiums were paid when the Company purchased loans from third parties. The increase in interest rates in 2000, as the Federal Reserve continued to increase interest rates, resulted in the Company's cost of funds increasing. As a result, although the Company's interest rate spread increased in dollars during 2000 due primarily to growth, the spread decreased in percentage terms as the interest spread narrowed due to the increase in the cost of funds which was offset partially by an increase in the yield on interest earning assets.

As interest rates have begun to decrease in early 2001 the Company's earnings could be negatively affected if borrowers begin refinancing their mortgages and prepaying their loans with the Company.

During 2000 the Company slightly increased the amount of its addition to its allowance for loan loss. The level of non- performing assets increased in 2000 as the Company's loan portfolio grew by $36.2 million, necessitating increased loan loss allowances. Although management believes that the level of non-performing assets will decrease somewhat in future periods, unforeseen economic conditions and other circumstances beyond the Company's control could result in material additions to the loss allowances in future periods if the level of non-performing assets increases. In addition, the Company has been increasing the amount of commercial loans in its portfolio some of which are insured by the SBA in its efforts to increase the yields earned on loans through the diversification of the loan portfolio, but has continued its concentration on residential mortgage loans, which tend to have a lower risk of loss and, as a result, lower yields. During 1999 the Company reduced the size of the residential loan production department in response to a decrease in the amount of loans being originated as a result of the higher rates. The Company does anticipate additions to the loss allowances in future periods as part of the normal course of business, as the Company's assets, consisting primarily of loans, are continually evaluated and the loss allowances are adjusted to reflect the potential losses in the portfolio on an ongoing basis.

In 2000 the Company increased its profit by over 10% from 1999, as a result of increased net interest income resulting from growth in the Company's asset size, increased non-interest income, and decreased FDIC premiums.

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

                                                                       Year Ended December 31,
                                                              2000                       1999                       1998
                                                                     Average                    Average                      Average
                                                  Average             Yield/  Average            Yield/  Average              Yield/
                                                  Balance   Interest   Rate   Balance  Interest   Rate   Balance   Interest     Rate
                                                  -------   -------- -------  -------  -------- -------  -------   -------- --------

Interest-earning assets:
      Loans(1)                                   $212,755     17,576   8.26%  176,152    13,324  7.56%   135,617     10,438   7.70%
      Investment securities                         8,378        398   4.75%    6,515       271  4.16%     8,055        303   3.76%
      Other interest-earning assets(2)              6,374        431   6.76%    5,658       288  5.09%     5,869        275   4.69%
                                                 --------     ------   ----   -------    ------  ----    -------   -------    ------
         Total interest-earning assets            227,507     18,405   8.09%  188,325    13,883  7.37%   149,541   11,016     7.37%
Non-interest-earning assets                         9,487                       7,731                      6,520
                                                  -------                     -------                    -------
         Total assets                             236,994                     196,056                    156,061
                                                  =======                     =======                    =======

Interest-bearing liabilities:
  Non-interest bearing demand deposits              2,787          -   0.00%    2,106        -   0.00%       886      -       0.00%
  Interest bearing demand deposits                 16,038        604   3.77%   17,778      633   3.56%    11,171      394     3.53%
  Savings deposits                                  2,186         89   4.07%      947       24   2.53%       924        2     2.60%
  Time deposits                                   146,858      8,906   6.06%  122,689    6,358   5.18%   101,015    5,687     5.63%
                                                  -------      -----   ----   -------   ------   ----    --------  -------    ----
      Total Deposit accounts                      167,869      9,599   5.72%  143,520    7,015   4.89%   113,996     6,105    5.36%
      FHLB advances & other borrowings             45,885      2,982   6.50%   32,895    1,805   5.49%    26,150    1,513     5.79%
                                                 --------      -----   ----   -------   ------   ----    --------  -------    ----
         Total interest-bearing liabilitie        213,754     12,581   5.89%  176,415    8,820   5.00%   140,146     7,618    5.44%
Non-interest-bearing liabilities                    7,971                       6,996                      4,551
Retained earnings and stockholder's equity         15,269                      12,645                     11,364
                                                 --------                      ------                     ------
         Total liabilities & stockholders equity $236,994                     196,056                    156,061
                                                  =======                     =======                    =======

Net interest/dividend income                                   5,824            5,063                      3,398
                                                               =====            =====                    =======
Interest rate spread(3)                                                2.20%                     2.37%                        1.93%
                                                                       ====                      ====                         ====
Net interest margin(4)                                                 2.56%                     2.69%                        2.27%
                                                                       ====                      ====                         ====
Ratio of average interest-earning assets to
   average interest-bearing liabilities                                1.06%                     1.07%                        1.07%
                                                                       ====                      ====                         ====

(1)  Includes non-accrual loans.

(2) Includes interest-earning deposits and FHLB of Atlant margin is net interest income divided by average stock assets.

(3) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-liabilities.

(4)  Net   interest   margin  is  net   interest   income   divided  by  average
     interest-earning assets.


Rate/Volume Analysis

The following table sets forth certain information regarding changes in interest income and interest expense of Federal Trust for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in rate (change in rate multiplied by prior volume), (2) changes in volume (changes in volume multiplied by prior rate) and (3) changes in rate-volume (change in rate multiplied by change in volume).


                                Year Ended December 31, 2000    Year Ended December 31, 1999    Year Ended December 31, 1998
                                            vs. 1999                        vs. 1998                       vs. 1997
                                  Increase (Decrease) Due to      Increase (Decrease) Due to     Increase (Decrease) Due to

                                              Rate/                             Rate/                            Rate/
                                Rate Volume   Volume   Total     Rate  Volume   Volume   Total   Rate  Volume   Volume   Total
                                ---- ------   -------  -----     ----  ------   -------  -----   ----  ------   ------   -----
Interest-earning assets:
     Loans                     1,228  2,769      255   4,252     (180)  3,120      (54)  2,886   (569)  1,816     (112)  1,135
     Investment securities        38     77       11     126       32     (58)      (6)    (32)   (75)   (274)      33    (316)
Other interest-earning assets     95     36       12     143       24     (10)      (1)     13    (60)    131      (33)     38
                                  --     --       --     ---       --      --       --   ------   ----    ---    ------     --
        Total                  1,361  2,882      278   4,521     (124)  3,052      (61)  2,867   (704)  1,673     (112)    857
Interest-bearing liabilities:
     Deposit accounts          1,192  1,190      202   2,584     (533)  1,581     (137)    911   (146)    488      (12)    330
     FHLB Advances &
     other borrowings            333    713      130   1,176      (78)    390      (20)    292    (58)    178       (8)    112
                                 ---    ---      ---   -----       --     ---       --     ---     --     ---       --     ---
        Total                  1,525  1,903      332   3,760     (611)  1,971     (157)  1,203   (204)    666      (20)    442
Net change in net interest
   income before provision
   for loan losses              (164)   979      (54)    761     (500)  1,081       96   1,664   (500)  1,007       92     415
                               ======   ===      ====    ===     =====  =====       ==   =====    ===   =====       ==     ===



Liquidity

The Company is required by the OTS to maintain a daily average balance of liquid assets equal to a specified percentage (currently 4%) of net withdrawable deposit accounts and borrowings payable in one year or less. Generally, the Company's management seeks to maintain its liquid assets at comfortable levels above the minimum requirements imposed by its regulators. In December 2000, the Company's average liquidity was 5.88%.

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

Impact of Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("SFAS 133") effective for fiscal years beginning after June 15, 1999. SFAS 133 requires that derivatives be carried at fair value and includes provisions for hedge accounting when certain conditions are met. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133", ("SFAS 137') which deferred the effective date of adoption of SFAS 133 for one year.

The Company does not purchase, sell or enter into derivative financial instruments or derivative commodity instruments as defined by SFAS 133, except for fixed rate loan commitments which the Company believes are at market value. Implementation of SFAS 133 will not have a significant impact on the financial position or results of operations of the Company.

In September 2000, the FASB issued SFAS No. 140, "Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a Replacement of FASB Statement No. 125." This statement revised the standards for accounting for secruitizations and other transfers of financial assets and collateral and required certain disclosures, but it carries over most of Statement 125's provisions without reconsiderations. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transaction and collateral for the year ending after December 15, 2000. This statement is not expected to have a significant impact on the financial position or results of operations of the Company



Results of Operations

Comparison of the Years Ended December 31, 2000 and 1999

General. The Company had a net profit for 2000 of $1,224,812 or $.25 per share compared to a net profit of $1,108,766 or $.22 per share for 1999. The improvement in the net profit in 2000 was due to an increase in net interest income, increased other income and a decrease in FDIC premiums.

Interest Income and Expense. Interest income was $18,405,038 in 2000 compared to $13,882,708 in 1999. Interest income on loans increased to $17,575,639 in 2000 from $13,324,230 in 1999. The increase in interest income on loans in 2000 was primarily attributable to an increase in the average amount of loans outstanding during the year and an increase in rates earned on loans. The increase in interest income on loans was partly the result of a decrease in the premium write-off by the Company as the amount of loan refinancings decreased in 2000 due to higher rates. These premiums were paid when the Company purchased loans from third parties and are being amortized over the life of these loans. Interest income on investment securities increased to $398,460 in 2000 from $270,862 in 1999 as a result of an increase in the average balance of investment securities held by the Company and an increase in the interest rates earned on the securities. Other interest and dividends increased from $287,616 in 1999 to $430,939 during 2000 due to an increase in the rates earned and an increase in average amount of interest bearing deposits outstanding. Management expects the rates earned on the portfolios to fluctuate with general market conditions.

Interest expense increased during 2000 to $12,581,038 compared to $8,820,120 in 1999 primarily due to an increase in the average amount of deposit accounts and FHLB advances outstanding and an increase in the interest rates paid. Interest expense on deposits increased by $2,583,507 in 2000 as a result of an increase in the average amount of deposits and an increase in the rates paid on deposits. Interest expense on these accounts will increase or decrease according to the general level of interest rates. Interest on FHLB advances and other borrowings increased to $2,982,004 in 2000 from $1,804,593 in 1999 due to an increase in the amount of advances and other borrowings outstanding and an increase in the average rates paid on the advances and borrowings. Management expects to continue to use FHLB advances and other borrowings when the proceeds can be invested wisely.

Provisions for Loan Losses. A provision for loan losses is generally charged to operations based upon management's evaluation of the losses in its loan portfolio. The Company's provision for loan losses for 2000 was $329,410 compared to $320,000 in 1999 based on management's evaluation of the loan portfolio. The Company's gross loan portfolio grew by $36.2 million in 2000. Of this amount, $34.1 million were mortgage loans, of which $26.7 million were residential mortgage loans. As of December 31, 2000, 85% of the Company's gross loan portfolio was residential mortgage loans, which historically have had the lowest risk of loss in the overall portfolio, and as a result have had a lower reserve percentage applied to them based on historical loss percentages.

Gross charge-offs totaled $150 thousand in 2000 compared to $39 thousand for 1999. Total non-performing loans at December 31, 2000 were $3,043,093 compared to $2,655,885 at December 31, 1999. The allowance for loan losses at December 31, 2000 was $1,634,259 or 53.7% of non-performing loans and .73% of net loans receivable compared to $1,437,913 or 54.1% of non-performing loans and .77% of net loans receivable at December 31, 1999. The amount needed in the allowance for loan losses for non-performing loans is based on the particular circumstances of the individual loan, including the type, amount, and value of the collateral, if any, and the overall composition and amount of the performing loans in the portfolio at the time of evaluation, and, as a result, will vary over time.

Total Other Income. Other income increased from $1,609,444 in 1999 to $2,018,819 for the year ended December 31, 2000. The increase in 2000 was the result of increased fees and service charges, increased mortgage origination fees, and increased other income, offset partially by decreased gains on the sale of mortgage loans and a decrease in gains on the sale of other real estate owned. Fees and service charges increased by $271,882 as a result of more deposit accounts at the Company during the year. Gains on the sale of loans decreased by $46,602 as a result of the decrease in the number of fixed rate mortgage loans originated by the Company which were then sold, as the Company adds adjustable rate mortgage loans to its portfolio and sells fixed rate loans in order to reduce the Company's interest rate risk. Gains on the sale of other real estate owned decreased by $104,062 as a result of the decrease in the amount of foreclosed real estate owned by the Company. Mortgage origination fees on loans sold increase by $124,033 primarily as a result of the acquisition of Vantage Mortgage Services Center, Inc. in June 1999. Other income increased by $164,124 primarily as a result of increases in the number of loans originated..

Total Other Expense. Other expense increased to $5,864,775 in 2000 from $5,201,195 in 1999. The increase was the result of increased salary and employee benefits expense, increased office occupancy, increased general and administrative expenses, and an increase in other expense, offset partially by decreased deposit insurance premiums, decreased legal and professional expense, and decreased real estate owned expenses. The increase in salary and employee benefits of $298,998 was the result of additions to staff in 2000. Staff was added during the year due to the growth of the Company. In addition, staff was added in the commercial loan department in late 2000 and early 2001 as part of the Company's plan to increase non-real estate commercial lending. Office occupancy expense increased by $193,262 as a result of the cost of living adjustment on the lease at the Winter Park office and the additional space leased in Sanford due to the growth of the Company. General and administrative expenses increased by $33,111 as a result of increased personnel and the growth and expansion of the Company. Other expense increased by $220,603 as a result of the increase in loans originated during the year, and the growth and expansion of the Company. Deposit insurance premiums decreased by $36,057 as a result of the reduction in the premium charged by the FDIC. Legal and professional expense decreased by $437. Real estate owned expenses decreased by $48,900 during the year as a result of the Company having less foreclosed properties.

Liquidity and Capital Resources at December 31, 2000

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

During the year ended December 31, 2000 the Company used funds primarily from sale of loans of $24,854,049; proceeds from the increase in certificate accounts and deposits of $27,139,503; proceeds from the increase in other deposits of $1,184,831; the proceeds from FHLB advances of $6,300,000; and the increase in line of credit of $2,014,546; to fund $28,510,211 in net loan originations; $29,801,453 in loan purchases; $3,260,475 in loans originated for sale; the purchase of premises and equipment for $1,284,133; and the purchase of FHLB stock for $565,000. Management believes that in the future, funds will be obtained from the above sources. The weighted average cost of interest-bearing liabilities at December 31, 2000 was 6.29% compared to 5.20% at December 31, 1999.

At December 31, 2000, loans-in-process, or closed loans scheduled to be funded over a future period of time, totaled $10,885,269. Loans committed, but not closed, totaled $18,269,752 and available lines of credit totaled $1,162,916. Funding for these amounts is expected to be provided by the sources described above. As of December 31, 2000, the Company had outstanding FHLB advances of $41,500,000 compared to $35,200,000 in 1999.

OTS regulations require the Company to maintain a daily average balance of liquid assets equal to a specified percentage (currently 4%) of net withdrawable deposit accounts and borrowings payable in one year or less. Generally, the

Company's management seeks to maintain its liquid assets at comfortable levels above the minimum requirements imposed by its regulators. For the month ending December 31, 2000, liquidity averaged 5.88%.

The Company expects the Bank's two central Florida offices to generate sufficient deposits to provide liquidity for expected loan originations and other investments. The Asset/Liability Management Committee of the Company meets regularly and, in part, reviews liquidity levels to ensure that funds are available as needed.

The Company last declared a dividend to its stockholders on September 30, 1994, which was paid on November 14, 1994. As a result of the net losses that were incurred by the Company from the fourth quarter of 1994 through the third quarter of 1996, no additional dividends have been declared and the Board of Directors decided to suspend the payment of dividends for the calendar years 1995 through 2000. Although the Company was profitable during 2000 and projects a profit for 2001, the Board of Directors does not anticipate the payment of dividends in 2001, as the earnings are being retained in order to permit the Bank to continue to grow. The payment of dividends in subsequent years will depend on general economic conditions, the overall performance of the Company, and the capital needs of the Company

At December 31, 2000, the Holding Company's liquidity consisted of $387 thousand of cash which was the portion of the proceeds from the stock offering that were not invested in the Bank. The earnings from this cash are used to pay the expenses of the Holding Company.

The following table is a reconciliation of the Bank's stockholders' equity calculated in accordance with generally accepted accounting principles (GAAP) to regulatory capital:

                                                         At December 31, 2000
                                                     Tier I           Risk-Based
                                                     ------           ----------
   Stockholders' equity in accordance with GAAP     $16,037              16,037
   Other:
     Unrealized loss on investments                     185                 185
     General valuation allowances                         -               1,634
     Less: Excess mortgage servicing rights and
               Excess net deferred tax assets          (145)               (145)
     Less: Assets required to be deducted                 -                 (40)
                                                    -------               ------
   Regulatory capital                               $16,077               17,671
                                                    =======               ======

At December 31, 2000, the Company met each of its capital requirements.

               ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA











                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                        Consolidated Financial Statements

                           December 31, 2000 and 1999

                   (With Independent Auditors' Report Thereon)

                          Independent Auditors' Report

Board of Directors

Federal Trust Corporation and subsidiaries:


We have audited the consolidated balance sheet of Federal Trust Corporation and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the years in the two-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Federal Trust Corporation and subsidiaries at December 31, 2000 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2000 in conformity with generally accepted accounting principles.

                                                 [GRAPHIC OMITTED]
Orlando, Florida
February 2, 2001


                                     Assets

Cash                                                                                             $     2,048,179
Interest-bearing deposits                                                                              2,911,000
Investment securities available for sale, at fair value                                                1,388,825
Investment securities held to maturity (market value of $6,160,000)                                    6,686,660
Loans, less allowance for loan losses of $1,634,259                                                  222,895,054
Accrued interest receivable on loans                                                                   1,625,576
Accrued interest receivable on investment securities                                                     150,887
Office facilities and equipment, net                                                                   1,940,430
Real estate owned                                                                                        431,311
Federal Home Loan Bank stock, at cost                                                                  2,525,000
Mortgage servicing rights, net                                                                         1,552,735
Prepaid expenses and other assets                                                                      1,683,643
Executive supplemental income plan - cash surrender value of
    life insurance policies                                                                            2,719,176
Deferred income taxes                                                                                    379,852
                                                                                                 ---------------
                                                                                                 $   248,938,328
                                                                                                 ===============

                              Liabilities and Stockholders' Equity

Liabilities:
    Deposits and accrued interest on deposits                                                    $   181,869,219
    Official checks                                                                                    2,819,397
    Federal Home Loan Bank advances                                                                   41,500,000
    Line of credit                                                                                     2,014,546
    Advance payments by borrowers for taxes and insurance                                              1,252,608
    Accrued expenses and other liabilities                                                             3,775,948
                                                                                                 ---------------
            Total liabilities                                                                        233,231,718
                                                                                                 ===============
Stockholders' equity:
    Common stock, $.01 par value, 15,000,000 shares authorized; 4,947,911
       shares issued and outstanding                                                                      49,479
    Additional paid-in capital                                                                        15,987,989
    Accumulated deficit                                                                                 (145,963)
    Accumulated other comprehensive loss                                                                (184,895)
                                                                                                 ---------------
            Total stockholders' equity                                                                15,706,610

Commitments and contingencies (notes 14, 18 and 19)
                                                                                                 ---------------
            Total liabilities and stockholders' equity                                           $   248,938,328
                                                                                                 ===============
See accompanying notes to consolidated financial statements.


                                                                                        2000                1999
                                                                                     ----------          ----------
Interest income:
    Loans                                                                        $   17,575,639         13,324,230
    Investment securities                                                               398,460            270,862
    Interest bearing deposits and other                                                 430,939            287,616
                                                                                 --------------      -------------
            Total interest income                                                    18,405,038         13,882,708
                                                                                 ==============      =============
Interest expense:
    Deposit accounts                                                                  9,599,034          7,015,527
    FHLB advances and other borrowings                                                2,982,004          1,804,593
                                                                                 --------------      -------------
            Total interest expense                                                   12,581,038          8,820,120
                                                                                 ==============      =============
            Net interest income                                                       5,824,000          5,062,588

Provision for loan losses                                                               329,410            320,000
                                                                                 --------------      -------------
            Net interest income after provision for loan losses                       5,494,590          4,742,588
                                                                                 ==============      =============
Other income:
    Fees and service charges                                                            650,255            378,373
    Gain on sale of loans                                                               255,974            302,576
    Gain on sale of other real estate, net                                               21,334            125,396
    Mortgage origination fees on loans sold                                             413,727            289,694
    Other                                                                               677,529            513,405
                                                                                 --------------      -------------
            Total other income                                                        2,018,819          1,609,444
                                                                                 ==============      =============
Other expenses:
    Salary and employee benefits                                                      3,150,484          2,851,486
    Deposit insurance premiums                                                           83,843            119,900
    Occupancy and equipment                                                           1,090,625            897,363
    Legal and professional                                                              315,060            315,497
    Real estate owned expenses                                                           30,819             79,719
    General and administrative expenses                                                 388,044            354,933
    Other                                                                               805,900            585,297
                                                                                 --------------      -------------
            Total other expenses                                                      5,864,775          5,204,195
                                                                                 ==============      =============
            Income before income taxes                                                1,648,634          1,147,837

Income tax expense                                                                      423,822             39,071
                                                                                 --------------      -------------
            Net income                                                           $    1,224,812          1,108,766
                                                                                 ==============      =============
Basic and diluted earnings per share                                             $         0.25               0.22
                                                                                 ==============      =============
Weighted average shares outstanding                                                   4,947,911          4,945,278
                                                                                 ==============      =============
See accompanying notes to consolidated financial statements.



                                                                                                          Accumulated
                                                                                   Additional               other         Total
                                                           Comprehensive   Common  paid-in   Accumulated comprehensive stockholders'
                                                              income       stock   capital     deficit      loss          equity
                                                           -------------   ------  ---------- ---------- -------------   -----------



Balances at December 31, 1998                                             $49,416  15,883,053 (2,479,541)     (331,552)  13,121,376
Accretion of stock options for stock compensation programs                   --        43,750      --            --          43,750
Issuance of 6,364 shares of common stock                                       63      17,437      --            --          17,500
Comprehensive income:
   Net income                                                $1,108,766      --          --    1,108,766         --       1,108,766
   Other comprehensive income, net of tax:
     Amortization of transferred unrealized
        loss on securities held to maturity                      64,179      --          --        --           64,179       64,179
     Unrealized holding loss on available for sale
        securities arising during the year, net of income                                                                      (433)
             taxes of $262                                         (433)     --          --        --             (433)
                                                             ----------
Comprehensive income                                         $1,172,512
                                                             ==========    ------  ----------  ---------       -------   ----------
Balances at December 31, 1999                                              49,479  15,944,240 (1,370,775)     (267,806)  14,355,138
Accretion of stock options for stock compensation programs                   --        43,749      --            --          43,749
Comprehensive income:
   Net income                                                $1,224,812      --          --    1,224,812         --       1,224,812
   Other comprehensive income, net of tax:
     Amortization of transferred unrealized
        loss on securities held to maturity                      72,376      --          --        --           72,376       72,376
     Unrealized holding gain on available for sale
        securities arising during the year, net of income        10,535      --          --        --           10,535       10,535
             taxes of $7,051                                 ----------
Comprehensive income                                         $1,307,723
                                                             ==========   -------  ----------    -------       -------   ----------
Balances at December 31, 2000                                             $49,479  15,987,989   (145,963)     (184,895)  15,706,610
                                                                          =======  ==========    =======       =======   ==========
See accompanying notes to consolidated financial statements.

                                                                                      2000                 1999
                                                                                ---------------        -------------

Cash flows (used in) provided by operating activities:
    Net income                                                                  $     1,224,812            1,108,766
    Adjustments to reconcile net income to net  cash flows
       from operations:
          Depreciation of office facilities and equipment                               437,996              398,538
          Amortization of premium on investment securities
            available for sale                                                            1,950                  118
          Amortization of mortgage servicing rights                                     197,505               63,564
          Net amortization of loan origination fees                                    (189,787)            (104,109)
          Provision for losses on loans                                                 329,410              320,000
          Loans originated for resale                                                (3,260,475)          (7,232,904)
          Proceeds from loans sold                                                   24,854,049           24,155,907
          Net amortization (accretion) of premium or discount
             on purchased loans                                                         213,799             (301,799)
          Deferred income taxes                                                          30,499                7,310
          Gain on sale of loans                                                        (255,974)            (302,576)
          Net gain on the sale of real estate owned                                     (21,334)            (125,396)
          Write-down on real estate owned                                                    --               34,507
          Increase in cash surrender value of life insurance                           (116,703)            (112,154)
          Accretion of stock option expense                                              43,749               43,750
          Cash provided by (used) resulting from changes in:
            Accrued interest receivable on loans                                       (393,144)            (283,247)
            Accrued interest receivable on investment securities                         12,619              (24,852)
            Mortgage servicing rights                                                (1,184,624)            (418,340)
            Prepaid expenses and other assets                                        (1,000,116)             (38,049)
            Accrued interest on deposit accounts                                         21,276                7,642
            Official checks                                                            (159,612)             875,622
            Accrued expenses and other liabilities                                     (636,010)           3,570,879

               Net cash provided by operating activities                             20,149,885           21,643,177


Cash flows used in investing activities:
    Loans originated, net of principal repayments                                   (28,510,211)           2,340,546
    Purchase of loans                                                               (29,801,453)         (53,788,887)
    Purchase of mortgage-backed securities available for sale                                --           (1,961,667)
    Proceeds from pay downs of investment securities
       available for sale                                                               548,037               39,628
    Proceeds from the sale of other real estate owned                                   174,006            1,079,921
    Proceeds from recovery of private mortgage
       insurance claims on real estate owned                                             96,744              145,180
    Purchase of Federal Home Loan Bank stock                                           (565,000)            (235,000)
    Purchase of office facilities and equipment                                      (1,284,133)            (485,001)

            Net cash used in investing activities                                   (59,342,010)         (52,865,280)


                                                                     (Continued)

                                                                                      2000                   1999
                                                                                ---------------         --------------

Cash flows provided by financing activities:
    Net increase in certificate accounts                                             27,139,503           17,919,320
    Net increase in other deposits                                                    1,184,831            6,304,310
    Proceeds from Federal Home Loan Bank advances                                     6,300,000            6,700,000
    Net increase in line of credit                                                    2,014,546                   --
    Net increase in advance payments by borrowers for taxes
       and insurance                                                                    444,815              200,649

            Net cash provided by financing activities                                37,083,695           31,124,279

            Net decrease in cash and cash equivalents                                (2,108,430)             (97,824)


Cash and cash equivalents at beginning of year                                        7,067,609            7,165,433

Cash and cash equivalents at end of year                                        $     4,959,179            7,067,609

Supplemental disclosures of cash flow information:
    Cash paid during the year for:

       Interest                                                                 $    12,559,762            8,812,478

       Income taxes                                                             $       472,144              289,146

Supplemental disclosures of non-cash transactions:

    Real estate acquired in settlement of loans                                 $       385,408              322,236

    Issuance of common stock for the assets of
       Vantage Mortgage Associates                                              $            --               17,500

    Market value adjustment - investment securities available for sale:

          Market value adjustment - investments                                 $        17,586                 (695)
          Deferred income tax expense (benefit)                                           7,051                 (262)

               Unrealized gain (loss) on investment securities
                    available for sale, net                                     $        10,535                 (433)

          Unrealized loss on investment securities transferred
            from available for sale to held to maturity                         $       (72,376)             (64,179)
          Deferred income tax asset                                                     (42,973)             (38,721)

               Unrealized loss on investment securities
                    transferred from available for sale to
                    held to maturity                                            $      (115,349)            (102,900)

See accompanying notes to consolidated financial statements.

                                                                     (Continued)
(1)    Organization and Summary of Significant Accounting Policies

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

              The accounting and reporting policies of Federal Trust Corporation and subsidiaries (collectively called the "Company") conform to accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. The following summarizes the more significant of these policies and practices.

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

              Securities that management has the intent and the Company has the ability at the time of purchase or origination to hold until maturity, are classified as investment securities held to maturity. Securities in this category are carried at amortized cost adjusted for accretion of discounts and amortization of premiums using the level yield method over the estimated life of the securities.

              If a security has a decline in fair value below its amortized cost that is other than temporary, then the security will be written down to its new cost basis by recording a loss in the consolidated statement of operations.

       (f)    Loans

              Loans receivable that management has the intent and the Company has the ability to hold until maturity or payoff, are reported at their outstanding unpaid principal balance, increased for premiums on loans purchased and reduced by any charge-offs or specific valuation accounts, net of any deferred fees on originated loans.

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

              The Company considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement. When a loan is impaired, the Company may measure impairment based on (a) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (b) the observable market price of the impaired loan, or (c) the fair value of the collateral of a collateral-dependent loan. The Company selects the measurement method on a loan-by-loan basis, except for collateral-dependent loans for which foreclosure is probable, are measured at the fair value of the collateral. In a troubled debt restructuring involving a restructured loan, the Company measures impairment by discounting the total expected future cash flows at the loan's original effective rate of interest.

       (g)    Allowance for Loan Losses

              The Company follows a consistent procedural discipline and accounts for loan loss contingencies in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" (Statement 5). The following is a description of how each portion of the allowance for loan losses is determined.

              The Company segregates the loan portfolio for loan loss purposes into the following broad segments: commercial real estate; residential real estate; commercial business; and consumer loans. The Company provides for a general allowance for losses inherent in the portfolio by the above categories, which consists of two components. First, general loss percentages are calculated based upon historical analyses. Second, a supplemental portion of the allowance is calculated for inherent losses which probably exist as of the evaluation date even though they might not have been identified by the more objective processes used for the portion of the allowance described above. This is due to the risk of error and/or inherent imprecision in the process. This supplemental portion of the allowance is particularly subjective and requires judgments based on qualitative factors which do not lend themselves to exact mathematical calculations such as; trends in delinquencies and nonaccruals; migration trends in the portfolio; trends in volume, terms, and portfolio mix; new credit products and/or changes in the geographic distribution of those products; changes in lending policies and procedures; loan review reports on the efficacy of the risk identification process; changes in the outlook for local, regional and national economic conditions and concentrations of credit risk.

              Specific allowances are provided in the event that the specific collateral analysis on each classified loan indicates that the probable loss upon liquidation of collateral would be in excess of the general percentage allocation. The provision for loan losses is debited or credited in order to state the allowance for loan losses to the required level.

              Regulatory examiners may require the Company to recognize additions to the allowance based upon their judgments about the information available to them at the time of their examination. Management believes that the allowance for loan losses is adequate.

       (h)    Mortgage Servicing Rights

              Mortgage servicing rights are the rights to receive a portion of the interest coupon and fees collected from the mortgagor for performing specified servicing activities. The total cost of loans originated or acquired is allocated between the mortgage servicing rights and the mortgage loans, without the servicing rights, based on relative fair values.

              Mortgage servicing rights are amortized in proportion to and over the period of the estimated net servicing revenue. They are evaluated for impairment by comparing the carrying amount of the servicing rights to their fair value. Fair value is estimated based on the market prices of similar mortgage servicing assets and on discounted future net cash flows considering market prepayment estimates, historical prepayment rates, portfolio characteristics, interest rates and other economic factors. For purposes of measuring impairment, the mortgage servicing rights are stratified by the predominant risk characteristics which include product types of the underlying loans and interest rates of mortgage notes. Impairment, if any, is recognized through a valuation reserve for each impaired stratum and is included in amortization of mortgage servicing rights. At December 31, 2000 and 1999, book value approximated fair value and there was no impairment.

       (i)    Real Estate Owned

              Real  estate  acquired  in the  settlement  of loans is  initially recorded at the lower of cost (principal balance of the former loan plus costs of obtaining title and possession) or estimated fair value at the date of acquisition. Subsequently, such real estate acquired is carried at the lower of cost or fair value less estimated costs to sell. Costs relating to development and improvement of the property are capitalized, whereas costs relating to holding the property are charged to operations.

       (j)    Office Facilities and Equipment

              Office facilities and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are stated at cost less accumulated amortization. Amortization of leasehold improvements is computed using the straight-line method over the lesser of the estimated useful lives or the respective lease terms. Major renovations and betterments of property are capitalized; maintenance, repairs, and minor renovations and betterments are expensed in the period incurred. Upon retirement or other disposition of the assets, the asset cost and related accumulated depreciation are removed from the accounts, and gains or losses are included in income.

       (k)    Compensation Programs

              Substantially all of the Company's employees are covered under the Company's employee benefit plans. Two executives of the Company are covered under the Company's executive supplemental income plan. The expenses of providing these plans are charged to income in the year the expenses are incurred.

       (l)    Accumulated Other Comprehensive Income (Loss)

              The Company's accumulated other comprehensive income (loss) consists of changes in unrealized gain/(loss), net of related taxes, of investment securities available for sale and investment securities transferred from available for sale to held to maturity in 1996.

       (m)    Net Income Per Share

              Basic EPS is calculated based on net earnings available to common shareholders and the weighted-average number of shares outstanding during the year. Diluted EPS includes additional dilution from potential common stock, such as stock issuable pursuant to the exercise of stock options outstanding.

       (n)    Income Taxes

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

       (o)    Derivative Financial Instruments

              In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133", which is a one year deferral of the application of SFAS No.
              133. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities-An Amendment of FASB Statement No. 133", which amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Implementation of SFAS No. 133 will not have a significant impact on the financial position or the results of operations of the Company.

       (p)    Use of Estimates

              The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The most significant estimates made by management are the determination of the adequacy of the allowance for loan losses and that real estate owned is stated at the lower of cost or fair value. Actual results could differ from these estimates.

       (q)    Effect of New Pronouncements

              In September 2000, the FASB issued SFAS No. 140, "Accounting for the Transfer and Servicing of Financial Assets and Extinguishments of Liabilities, a Replacement of FASB Statement No. 125." This statement revised the standards for accounting for secruitizations and other transfers of financial assets and collateral and required certain disclosures, but it carries over most of
              Statement No. 125's provisions without reconsiderations. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Adoption of the statement is not expected to have a significant impact on the financial position or results of operations of the Company.

       (r)    Reclassification

              Certain amounts in the 1999 consolidated financial statements have been reclassified to conform with the 2000 presentation.

(2)    Investment  Securities  Held  to  Maturity  and   Investment   Securities
       Available for Sale

       The amortized cost and estimated market values of investment securities held to maturity and available for sale at December 31, 2000, are as follows:

       Investment securities held to maturity:

                                                                        Gross             Gross             Estimated
                                                   Amortized          unrealized       unrealized            market
                                                     cost               gains            losses               value
                                                 --------------     --------------    --------------     ---------------

      Obligation of U.S. government agency     $      6,686,660                 --            526,660           6,160,000
                                                 ==============     ==============     ==============     ===============


        Investment securities available for sale:

                                                                        Gross             Gross             Estimated
                                                   Amortized          unrealized       unrealized            market
                                                     cost               gains            losses               value
                                                 --------------     --------------    --------------     ---------------

      Mortgage backed securities               $      1,371,934             16,891                --           1,388,825
                                                 ==============     ==============    ==============     ===============

       The amortized cost and estimated market value of investment securities held to maturity and available for sale at December 31, 2000, by contractual maturity, are below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                    Amortized cost        Estimated market

                                                                               value

                                                    ----------------     -------------------

Investment securities held to maturity:
    Due after one year through five years       $          6,686,660               6,160,000
                                                    ================     ===================

Investment securities available for sale:

    Due after one year through five years       $          1,371,934               1,388,825
                                                    ================     ===================

       Market values for all securities were calculated using published prices at December 31, 2000.

       The Company's investment in obligations of U.S. government agencies consists of a dual indexed bond issued by the Federal Home Loan Bank. The bond has a par value of $7,000,000 and pays interest based on the difference between two indices. The bond at December 31, 2000, pays interest at the 10 year constant maturity treasury rate less the 6 month LIBOR rate plus a contractual amount of 4.0%. The Company purchased the bond to partially offset its risk related to its portfolio of adjustable rate mortgages. The Company is subjected to a certain degree of market risk as the indices change with prevailing market interest rates.

       In March 1996, the Company transferred the security in the amount of $7,000,000 from the available for sale category to the held to maturity category at its then fair value resulting in an unrealized loss of $780,937 which remains in equity, net of amortization and income tax. The unrealized loss is being amortized over the remaining term of the investment.

(3)    Loans Receivable, Net

       A summary of loans receivable at December 31, 2000, is as follows:

                Mortgage loans:
                    Permanent conventional:
                        Commercial                                          $        28,343,075
                        Residential                                                 164,386,510
                        Residential construction                                     35,014,342
                                                                             ------------------

                        Total mortgage loans                                        227,743,927
                   Commercial loans                                                   1,505,000
                   Consumer loans - secured                                           1,604,823
                   Consumer loans - unsecured                                           146,005
                   Lines of credit                                                    2,685,543
                                                                             ------------------

                        Total loans receivable                                      233,685,298

                Add (deduct):
                    Net premium on mortgage loans purchased                           1,462,559
                    Unearned loan origination fees, net of direct loan                  266,725
                        origination costs
                    Undisbursed portion of loans in process                         (10,885,269)
                    Allowance for loan losses                                        (1,634,259)
                                                                             ------------------

                        Loans receivable, net                               $       222,895,054
                                                                             ==================

       The following is a summary of information regarding nonaccrual and impaired loans as of December 31:

                                                                                    2000                   1999
                                                                              -----------------      -----------------

      Nonaccrual loans                                                     $      3,043,093               2,655,885
                                                                              =================      =================

      Total recorded investment in impaired loans                          $      3,164,842               2,877,975
                                                                              =================      =================

      Recorded investment in impaired loans for which
           there is a related allowance for loan losses                    $      3,164,842               2,242,043
                                                                              =================      =================

      Recorded investment in impaired loans for which
           there is norelated allowance for loan losses                    $             --                 635,932
                                                                              =================      =================

      Allowance for loan losses related to impaired loans                  $        475,520                 310,545
                                                                              =================      =================




                                                               Interest
                                                              income not          Interest            Average
                                                              recognized           income             recorded
                                                                  on             recognized          investment
                                                              nonaccrual         on impaired        in impaired
                                                                loans               loans              loans
                                                           ----------------     -------------     -----------------

      For the years ended December 31:

           2000                                         $        330,815              90,227             2,502,742
                                                           ================     =================    =================

           1999                                         $        164,582              57,040             1,936,763
                                                           ================     =================    =================

        The activity in the allowance for loan losses for the years ended December 31, 2000 and 1999 is as follows:

                                                   2000                1999
                                              ---------------     --------------

       Balance at beginning of period      $     1,437,913           1,136,056
       Charge-offs                                (149,881)            (39,160)
       Provision for loan losses                   329,410             320,000
       Recoveries                                   16,817              21,017
                                              ---------------     --------------

             Balance at end of period      $     1,634,259           1,437,913
                                              ===============     ==============

       There were no outstanding loans to executive officers, directors and affiliates at December 31, 2000.

(4)    Loan Servicing

       Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans was $146,378,727 and $158,829,215 at December 31, 2000 and 1999,
       respectively. Servicing fees earned were $398,644 and $252,035 for the years ended December 31, 2000 and 1999, respectively.

(5)    Mortgage Servicing Rights

       An analysis of the activity for mortgage servicing rights for the years ended December 31, 2000 and 1999, is as follows:

               Balance, December 31, 1998                   $        210,840
               Originations/purchases                                418,340
               Amortization                                          (63,564)
                                                               -----------------

               Balance, December 31, 1999                            565,616
               Originations/Purchases                              1,184,624
               Amortization                                         (197,505)
                                                               -----------------

               Balance, December 31, 2000                   $      1,552,735
                                                               =================



(6)    Office Facilities and Equipment

       Office   facilities   and  equipment   and  their   related   accumulated
       depreciation and amortization at December 31, 2000, is summarized as follows:

                                                                                                  Estimated useful
                                                                                                        lives

                                                                                                  ------------------

           Land                                                              $       257,888
           Leasehold improvements                                                  1,248,857           3-25 years
           Furniture, fixtures and equipment                                       1,332,174            3-7 years
                                                                               ----------------

                   Total                                                           2,838,919
           Less accumulated depreciation and amortization                           (898,489)
                                                                               ----------------

                   Office facilities and equipment, net                      $     1,940,430
                                                                               ================

(7)    Deposits

       A summary of deposits at December 31, 2000 is as follows:

                                                                                                   Weighted
                                                                                                    average
                                                                                                 interest rate
                                                                                                ----------------

       Commercial checking accounts - noninterest - bearing              $       2,676,768               --%
       NOW accounts                                                              3,107,747             1.92%
       Money market deposit accounts                                            14,479,416             5.75%
       Statement savings accounts                                                2,031,877             4.12%
                                                                            ----------------    ----------------

                                                                                22,295,808             4.40%
                                                                            ----------------    ----------------

       Certificate accounts by interest rates:

             4.00% - 4.99%                             4,670,871
             5.00% - 5.99%                            10,893,815
             6.00% - 6.99%                           119,891,152
             7.00% - 7.99%                            24,084,370
                                                  ----------------

                Total certificate accounts           159,540,208        6.73%
                                                  ----------------  ------------

       Accrued interest                                   33,203
                                                  ----------------

                Total deposits                 $     181,869,219        6.44%
                                                  ================  ============



        The following table presents, by various interest rate categories, the amount of certificate accounts maturing during the periods reflected below:

             Interest rate           2000            2001          2002          2003          2004          Total
          -------------------   ---------------  ------------  ------------  ------------- ------------- -------------

           4.00% - 4.99%      $    4,670,871               --            --             --            --     4,670,871
           5.00% - 5.99%           8,099,286        1,616,550       289,276        888,703            --    10,893,815
           6.00% - 6.99%         104,062,793       14,774,751       377,744         97,705       578,159   119,891,152
           7.00% - 7.99%          22,835,158          770,463            --             --       478,749    24,084,370
                                ---------------  ------------  ------------  ------------- ------------- -------------

                              $  139,668,108       17,161,764       667,020        986,408     1,056,908   159,540,208
                                ===============  ============  ============  ============= ============= =============


       Certificates of deposit issued have remaining maturities at December 31, 2000, as follows:

                  Less than one year            $       139,668,108
                  One to two years                       17,161,764
                  Two to three years                        667,020
                  Three to four years                       986,408
                  Four to five years                      1,056,908
                                                   ----------------

                                                $       159,540,208
                                                ===================

       At December 31, 2000, certificates of deposit exceeding $100,000 were $25,753,811.

       Interest expense on deposits for the years ended December 31, 2000 and 1999 is as follows:

                                                                              2000               1999
                                                                         ---------------    ---------------

         Interest on NOW and Super NOW accounts                         $         57,960             39,339
         Interest on money market accounts                                       545,918            593,690
         Interest on savings accounts                                             90,872             24,347
         Interest on certificate accounts, net of penalties                    8,904,284          6,358,151
                                                                         ---------------    ---------------

                                                                        $      9,599,034          7,015,527
                                                                         ===============    ===============

       The Company has deposits from directors, officers and employees and their related interests of $616,500 at December 31, 2000.

(8)    Federal Home Loan Bank Advances

       A summary of advances from the Federal Home Loan Bank of Atlanta at December 31, 2000, are as follows:

          Maturing during the year     Fixed interest rate
            ending December 31,          (variable rate)

         -------------------------     -------------------

                  2001                           5.96    $       5,000,000
                  2001                           6.48            5,000,000
                  2001                           6.70            5,000,000
                  2001                           7.11           10,000,000
                  2001                          (6.35)           1,500,000
                  2002                           5.95            5,000,000
                  2002                           6.39            5,000,000
                  2003                           6.39            5,000,000
                                                            ----------------

                                                         $      41,500,000
                                                            ================

       Pursuant to collateral agreements with the Federal Home Loan Bank ("FHLB"), advances are secured by the following at December 31, 2000:

                   FHLB stock                            $       2,525,000
                   Qualifying mortgage loans                   154,090,364
                                                            =================

       As of December 31, 2000, the FHLB has a blanket lien on all qualifying mortgage loans as noted above.

(9)    Line of Credit

       During the year ended December 31, 2000, the Company entered into a line of credit agreement with a commercial bank that permits the Company to borrow up to $6,000,000. The line of credit bears interest at the prime lending rate plus 50 basis points (10.0 percent at December 31, 2000). Borrowings under the line of credit agreement mature five years after the date of the borrowing. At December 31, 2000, the outstanding balance under the line of credit agreement was $2,014,546. Total interest expense paid for the year ended December 31, 2000, was $144,189.

(10)   Fair Value of Financial Instruments

       The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

           Cash and Cash Equivalents - The carrying amount of cash and cash equivalents (demand deposits maintained by the Company at various financial institutions) and interest bearing deposits represents fair value.

           Investment Securities Available for Sale and Held to Maturity - The Company's investment securities available for sale represent investments in Fannie Mae ("FNMA") mortgage backed securities. The fair value of the FNMA mortgage backed securities was based on quoted market prices. The Bank's investment held to maturity represents an investment in a Federal Home Loan Bank ("FHLB") bond. The fair value of the FHLB bond was based on quoted market prices.

           Federal Home Loan Bank Stock - The stock is not publicly traded and the carrying amount was used to estimate fair value.

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

           Deposits - The fair values disclosed for noninterest bearing demand deposits are, by definition, equal to the amount payable on demand at December 31, 2000 (that is their carrying amounts). The carrying amounts of variable rate, fixed term money market accounts and certificates of deposit (CDs) approximate their fair value at the reporting date. Fair values for fixed rate CDs are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

           Federal Home Loan Bank Advances - Fair values of Federal Home Loan Bank advances are estimated using discounted cash flow analysis based on the Company's current borrowing rates for similar types of borrowing arrangements.

           Line of Credit - The fair value of the line of credit is estimated using discounted cash flow analyses based on the Company's current incremental borrowing rate for similar types of borrowing arrangements.

       The estimated fair values of the Company's financial instruments at December 31, 2000, are as follows:

                                                                         Carrying amount

                                                                                                  Fair value

                                                                       --------------------    -----------------

             Financial assets:
                 Cash and cash equivalents                          $        4,959,179               4,959,179
                 Investment securities held to maturity                      6,686,660               6,160,000
                 Investment securities available for sale                    1,388,825               1,388,825
                 Loans  (carrying  amount  less  allowance  for
                    loan losses of $1,634,259)                             222,895,054             229,039,069
                 Federal Home Loan Bank stock                                2,525,000               2,525,000

             Financial liabilities:
                 Deposits:
                    Without stated maturities                       $       22,295,808              22,295,208
                    With stated maturities                                 159,540,208             159,291,803
                 Federal Home Loan Bank advances                            41,500,000              41,662,443
                 Line of credit                                              2,014,546               2,014,546


       The carrying amounts shown in the table are included in the consolidated balance sheet under the indicated captions.

(11)   Income Taxes

       Income tax expense (benefit) for the years ended December 31, 2000 and 1999, consists of:

                                   Current         Deferred             Total

                                --------------  ---------------     ------------

       2000:

           Federal           $      377,754          69,712           447,466
           State                     15,569         (39,213)          (23,644)
                                --------------  ---------------     ------------

                             $      393,323          30,499           423,822
                                ==============  ===============     ============

       1999:

           Federal           $       31,761           6,242            38,003
           State                         --           1,068             1,068
                                --------------  ---------------     ------------

                Total        $       31,761           7,310            39,071
                                ==============  ===============     ============


       The tax effects of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts which give rise to significant portions of deferred tax assets and liabilities as of December 31, 2000, are as follows:

             Deferred tax assets:
                 Allowance for loan losses                  $        276,591
                 Unrealized loss on investment securities            111,554
                 Depreciation                                        150,143
                 Deferred compensation                                59,210
                 Other reserves                                        1,051
                                                               ---------------

                        Total deferred tax assets                    598,549
                                                               ---------------
                                                               ---------------

             Deferred tax liabilities:
                 FHLB stock dividend                                 (18,845)
                 Mortgage servicing rights                           (99,483)
                 Deferred loan fees and costs, net                  (100,369)
                                                               ---------------

                        Total deferred tax liabilities              (218,697)
                                                               ---------------

                        Net deferred tax assets             $        379,852
                                                               ===============

       The Bank has recorded a net deferred tax asset of $379,852 as of December 31, 2000. Management believes that no valuation allowance as defined by SFAS 109 is required at December 31, 2000.

       The Company's effective tax rate on pretax income for 2000 and 1999 differs from the statutory Federal income tax rate as follows:

                                                           2000              %               1999              %
                                                       --------------   -------------    -------------    -------------

       Tax provision at statutory rate               $    560,536          34.00%      $    390,265          34.00%
       Increase (decrease) in tax
        resulting from:
           Decrease in valuation allowance               (147,896)         (8.84)          (284,630)        (24.80)
           State income taxes net of federal
        income tax effect                                 (15,605)          (.93)               705            .06
           Officers' life insurance, travel and
              entertainment and other permanent
              items                                       (38,081)         (2.28)           (29,199)         (2.54)
           Other                                           64,868           3.76            (38,070)         (3.32)
                                                       --------------   -------------    -------------    -------------
                                                                                         -------------

                                                     $    423,822          25.71%      $     39,071           3.40%
                                                       ==============   =============    =============    =============


(12)   Regulatory Capital

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

       Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets. Management believes, as of December 31, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

        As of December 31, 2000, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category. The following table summarizes the capital thresholds for each prompt corrective action capital category. An institution's capital category is based on whether it meets the threshold for all three capital ratios within the category. The Bank's actual capital amounts and ratios are also presented in the table. If the Holding Company was presented, the amounts would be in excess of the those stated below.


                                                                                                To be well capitalized
                                                                                                     under prompt
                                                                  For capital adequacy            corrective action
                                          Actual                        purposes                     provisions
                                 --------------------------    ---------------------------    ---------------------------
                                    Amount        Ratio           Amount         Ratio           Amount         Ratio
                                 ------------- ------------    -------------- ------------    -------------- ------------

Total capital (to risk
weighted assets)               $    17,671,190     11.27%    $   12,542,420       >8.0%     $    15,678,025     >10.0%
                                                                                  -                             -

Tier I capital (to risk
weighted assets)                    16,077,031     10.25%         6,271,210       >4.0%           9,406,815      >6.0%
                                                                                  -                              -

Tier I capital (to
average adjusted  assets)
                                    16,077,031      6.48%         9,921,112       >4.0%          12,401,390      >5.0%
                                                                                  -                              -


(13)   Stock Option Plans

       Pursuant to the Company's stock option plans, certain directors have been granted options to purchase 25,000 shares at $4.00 per share not to exceed a combined total of 75,000 shares. This exercise price was established at $4.00 to reflect the market price for the Company's shares at the time the stock option plan was initially adopted on January 30, 1998. The options are exercisable from November 22, 1998 to November 22, 2008. Furthermore, pursuant to the Plan, employees of the Company were granted an incentive stock option to purchase 275,000 shares of common stock at $4.00 per share of which the President of the Company has the option to purchase 120,000 shares. The employee shares are exercisable from November 22, 1998 to November 22, 2008. The Plans were approved on May 22, 1998, and at that time the stock price had risen to $4.625. The Company is accreting the difference ratably over five years, the vesting period. Compensation cost for 2000 and 1999 was $43,749 and $43,750, respectively. At December 31, 2000 the number of options vested and exercisable was 136,000.

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

                                                  2000                1999
                                             ----------------    ---------------

              Net income:
                    As reported             $   1,224,812       $    1,108,766
                    Pro forma               $   1,205,202       $    1,089,156

              Diluted earnings per share:
                    As reported             $         .25       $          .22
                    Pro forma               $         .24       $          .22

       A summary of the status of the Company's stock option plan as of December 31, 2000 and 1999, and changes during the year ended on those dates is presented below:

                                     Fixed options                                 2000               1999
                ---------------------------------------------------------      --------------     --------------

                Outstanding at beginning of year:                                  340,000            398,453
                Granted                                                                 --                 --
                Exercised                                                               --                 --
                Forfeited                                                               --             58,453
                                                                               --------------     --------------

                Outstanding at end of year                                         340,000            340,000
                                                                               --------------     --------------

                Options exercisable at year-end                                    136,000             68,000
                                                                               ==============     ==============

                Weighted-average fair value of options granted during
                     the year per share                                       $         --       $         --
                                                                               ==============     ==============


                                Number             Weighted         Weighted            Number            Weighted
                            outstanding at        remaining          average         exercisable at        average
                             December 31,        contractual        exercise          December 31,        exercise
        Exercise price          2000                 life             price               2000              price
        --------------      --------------       -----------        --------         --------------       --------
            $4.00               340,000                   8            $4.00             136,000              $4.00

(14)   Commitments and Related Party Transactions

       Future minimum lease payments under noncancelable leases, at December 31, 2000 are as follows:

                  Year ending December 31,

             -----------------------------------

                         2001                                 $       335,090
                         2002                                         332,737
                         2003                                         339,903
                         2004                                         339,524
                         2005                                         352,486
                         Thereafter                                 1,472,764
                                                                 --------------

                              Total minimum lease payments    $     3,172,504
                                                                 ==============

       Rent expense amounted to $388,735 and $340,457 for the years ended December 31, 2000 and 1999, respectively.

       During 1990, the Company entered into a long-term lease obligation with John Martin Bell, wife of the former president of the Company, James T. Bell, and a stockholder and director of the Company for the use of the building in Winter Park, Florida. Rent payments in the amount of $302,040 and $316,504 were made during the years ended December 31, 2000 and 1999, respectively.

(15)   Parent Company Financial Information

       The parent company financial information is as follows at December 31, 2000:

                                                   Condensed Balance Sheet

       Assets:
           Cash, deposited with subsidiary      $         386,564
           Prepaid expenses and other assets            1,069,249
           Loan receivable                                217,276
           Note receivable                                 25,000
           Investment in subsidiaries                  16,036,847
                                                   --------------

                                                $      17,734,936
                                                   ==============

       Liabilities and stockholders' equity:
           Accounts payable and accrued expenses  $          13,780
           Line of credit                                 2,014,546
                                                     -----------------

                                                          2,028,326

                                                     -----------------
                                                     -----------------
       Stockholders' equity:
           Common stock                                      49,479
           Additional paid-in capital                    15,987,989
           Accumulated deficit                             (145,963)
           Accumulated other comprehensive loss            (184,895)
                                                     -----------------

                  Total stockholders' equity             15,706,610
                                                     -----------------

                                                  $      17,734,936
                                                     =================



                                             Condensed Statements of Operations

                                                                    2000                 1999
                                                              ----------------     ---------------

       Revenue:
           Interest and dividend income                    $        43,991               43,102
           Other income                                            333,575              327,891
                                                              ----------------     ---------------

              Total income                                         377,566              370,993
                                                              ----------------     ---------------

       Expenses:
           Compensation                                             59,069               59,091
           Occupancy                                               446,526              439,752
             Interest                                              144,189                   --
           Other expense                                            88,879               79,695
                                                              ----------------     ---------------

              Total expenses                                       738,663              578,538
                                                              ----------------     ---------------

              Loss before income from subsidiaries                (361,097)            (207,545)
       Equity in undistributed earnings of subsidiaries          1,341,997            1,018,718
                                                              ----------------     ---------------

              Income before income taxes                           980,900              811,173
       Income tax benefit                                         (243,912)            (297,593)
                                                              ----------------     ---------------

             Net income                                    $     1,224,812            1,108,766
                                                              ================     ===============

                                            Condensed Statements of Cash Flows

                                                                                          2000               1999
                                                                                      --------------     --------------

      Cash flows used in operating activities:

          Net income                                                               $     1,224,812          1,108,766
          Adjustments to reconcile net income to net cash used in
     operating activities:
                Depreciation                                                               109,477            111,416
                Accretion of stock option expense                                           43,749             43,750
                Equity in undistributed earnings
                    of subsidiaries                                                     (1,341,997)        (1,018,718)
                Cash provided by (used) resulting from changes in:
                    Prepaid expenses and other assets                                     (442,951)          (537,466)
                    Accounts payable and accrued expenses                                    2,709              8,331
                                                                                      --------------     --------------

                Net cash used in operating activities                                     (404,201)          (283,921)
                                                                                      --------------     --------------

      Cash flows used in investing activities:

          Capital infusion in the subsidiary                                            (1,600,000)          (500,000)
          Loans originated, net of principal repayments                                    (217,276)               --
          Repayments of note receivable                                                     25,000                 --
                                                                                      --------------     --------------

                Net cash used in investing activities                                   (1,792,276)          (500,000)
                                                                                      --------------     --------------

      Cash flows provided by financing activities:

          Net increase in line of credit                                                 2,014,546                 --
                                                                                      --------------     --------------
                                                                                      --------------     --------------

                Net cash provided by financing activities                                2,014,546                 --
                                                                                      --------------     --------------
                                                                                      --------------     --------------

                Net decrease in cash and cash equivalents                                 (181,931)          (783,921)

      Cash and cash equivalents at beginning of year                                       568,495          1,352,416
                                                                                      --------------     --------------

     Cash and cash equivalents at end of year                                      $       386,564            568,495
                                                                                      ==============     ==============
                                                                                      ==============     ==============

     Supplemental disclosures of non-cash transactions:
          Issuance of common stock for the assets of
            Vantage Mortgage Associates                                            $            --             17,500
                                                                                      ==============     ==============

       The major sources of funds available to the Company for payment of dividends are dividends from the Bank. The ability of the Bank to pay dividends to the Holding Company is subject to the approval of the Office of Thrift Supervision, thus all of the Holding Company's investment in the Bank is restricted as to dividend payments from the Bank to the Holding Company.

(16)   Selected Quarterly Financial Data (Unaudited)

       Summarized quarterly financial data follows (in thousands, except for per share amounts):

                                                                               Fourth quarter

                                                                        -----------------------------
                                                                            2000             1999
                                                                        ------------     ------------

              Interest income                                        $      4,987            3,758
              Net interest income                                           1,404            1,341
              Provision for loan losses                                       149              110
              Income before income taxes                                      343              191
              Net income                                                      308              394
                                                                        ============     ============

              Basic and diluted earnings per share                   $        .06              .07
                                                                        ============     ============


                                                                               Third quarter

                                                                        -----------------------------
                                                                            2000             1999
                                                                        ------------     ------------

              Interest income                                        $      4,790            3,671
              Net interest income                                           1,458            1,308
              Provision for loan losses                                        60               60
              Income before income taxes                                      405              391
              Net income                                                      289              304
                                                                        ============     ============

              Basic and diluted earnings per share                   $        .06              .06
                                                                        ============     ============

                                                                               Second quarter

                                                                        -----------------------------
                                                                            2000             1999
                                                                        ------------     ------------

              Interest income                                        $      4,500            3,345
              Net interest income                                           1,482            1,293
              Provision for loan losses                                        60               90
              Income before income taxes                                      433              303
              Net income                                                      320              233
                                                                        ============     ============

              Basic and diluted earnings per share                   $        .07              .05
                                                                        ============     ============


                                                                First quarter

                                                         -----------------------------
                                                            2000             1999
                                                         ------------     ------------

              Interest income                         $      4,128            3,109
              Net interest income                            1,480            1,120
              Provision for loan losses                         60
              Income before income taxes                       467              263
              Net income                                       308              178
                                                         ============     ============

              Basic and diluted earnings per share    $        .06              .04
                                                         ============     ============


(17)   Employee Plans

       The Company maintains a qualified employee stock ownership plan (the "ESOP"). The ESOP is qualified under Section 4975(e)(7) of the Internal Revenue Code, under which all of its subsidiaries may act as participating employees. In addition, the ESOP meets all applicable requirements of the Tax Reform Act of 1986 and is qualified under Section 401(k) of the Internal Revenue Code.

       At the discretion of the Board of Directors, the Company may make a contribution to the ESOP of up to 15% of total compensation paid to employees during the year. Employees are 100% vested after five years of service. For the years ended December 31, 2000 and 1999, the Company incurred compensation costs of $25,000 and $100,000, respectively.

       In addition, the Company sponsors an employee savings plan, which qualifies as a 401(k) plan under the Internal Revenue Code. Under the employee savings plan, employees may contribute up to 10% of their pre-tax compensation. The Company makes contributions on a discretionary basis as approved by the Board of Directors. Participants vest immediately in their own contributions and after four years of service in contributions made by the Company. Employee savings plan expense for the years ended December 31, 2000 and 1999 was $38,158 and $28,207, respectively.

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

       The Company has approximately $165,598 and $103,704 in deferred compensation accrued at December 31, 2000 and 1999, respectively, which is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets. The Company incurred charges of $92,749 and $85,854 in connection with the Plan during 2000 and 1999, respectively.

(19)   Credit Commitments

       The Bank has outstanding at any time a significant number of commitments to extend credit. These arrangements are subject to strict credit control assessments and each customer's credit worthiness is evaluated on a case-by-case basis. A summary of commitments to extend credit and standby letters of credit written at December 31, 2000 is as follows:

           Available lines of credit                   $      1,162,916
                                                          =================

           Standby letters of credit                   $         83,276
                                                          =================

           Outstanding mortgage loan commitments, exclusive of loans in process:

                  Fixed rates                          $     10,075,916
                  Variable rates                              8,193,836
                                                          -----------------

                                                       $     18,269,752
                                                          =================

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

(21)   Basic and Diluted Earnings Per Share

       Basic and diluted earnings per share are calculated as follows:

                                                                 Income                Shares              Per share
                                                              (numerator)          (denominator)             amount
                                                            -----------------    -------------------      -------------

       2000:

           Basic earnings per share:

             Net income                                  $       1,224,812            4,947,911        $         .25
                                                                                                          =============

           Diluted earnings per share:

             Income and assumed conversions              $       1,224,812            4,947,911        $         .25
                                                            =================    ===================      =============

       1999:

           Basic earnings per share:

             Net income                                  $       1,108,766            4,945,278        $         .22
                                                                                                          =============

           Diluted earnings per share:

             Income and assumed conversions              $       1,108,766            4,945,278        $         .22
                                                            =================    ===================      =============

       The Company has no dilutive securities outstanding at December 31, 2000 and 1999.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS.

None.

                                    PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

Registrant hereby incorporates by reference the sections entitled "Election of one Class I Director" and "Board of Directors Meeting" contained at pages 3 through 6 of the Proxy Statement filed electronically with the Securities and Exchange Commission on April 2, 2001.


ITEM 10.  EXECUTIVE COMPENSATION

Registrant hereby incorporates by reference the section entitled "Executive Compensation" contained at pages 7 through 14 of the Proxy Statement.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT

(d)     Security Ownership of Certain Beneficial Owners

Registrant  hereby   incorporates  by  reference  the  section  titled  "Certain
Shareholders" on page 3 of the Proxy Statement.

(e)     Security Ownership of Management

Registrant  hereby  incorporates by reference the section entitled  "Information
Concerning Directors" and "1998 Key Employee Incentive stock compensation Program" contained at page 4 and page 12 of the Proxy Statement.

(f)     Changes in Control

Registrant is not aware of any arrangements, including any pledge by any person of securities of Federal Trust, the operation of which may, at a subsequent date, result in a change in control of Federal Trust.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2000, neither Federal Trust nor its subsidiaries have engaged in any reportable transactions, including loans, to Federal Trust's or its subsidiaries' directors, executive officers, their associates and members of the immediate families of such directors and executive officers.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.   The  following  exhibits  are  filed with or incorporated by
        ---------

        reference into this report. The exhibits which are marked by a single asterisk (*) were previously filed as a part of, and are hereby incorporated by r eference from Registrant's Registration Statement on form SB-1, as effective with the Securities and Exchange Commission ("SEC") on October 7, 1997, Registration No. 333-30883. The exhibits which are marked by a double asterisk (**) were previously filed with the SEC, and are hereby incorporated by reference from Registrant's 1998 Definitive Proxy Statement. The exhibits which are marked with a triple asterisk (***) were previously filed with the SEC, and are hereby incorporated by reference from Registrant's 1999 Definitive Proxy

        Statement. The exhibits which are marked with a quadruple asterisk (****) were previously filed with the SEC, and are hereby incorporated by reference from Registrant's 2000 Definitive Proxy Statement. The exhibits which are marked with a quintuple asterisk (*****) were previously filed with the SEC, and are hereby incorporated by reference from Registrant's 1999 10-KSB. The exhibit numbers correspond to the exhibit numbers in the referenced documents.




Exhibit No.                   Description of Exhibit
- --------------------------------------------------------------------------------

      *  3.1        1996  Amended Articles of Incorporation and the 1995 Amended
                    and Restated Articles of Incorporation of Federal Trust
      *  3.2        1995 Amended and Restated Bylaws of Federal Trust
      ** 3.3        1998  Articles  of Amendment to Articles of Incorporation of
                    Federal Trust
     *** 3.4        1999  Articles  of Amendment to Articles of Incorporation of
                    Federal Trust
      *  4.0        Specimen of Common Stock Certificate
   *****10.1        Amended Employment Agreement By and Among Federal Trust, the
                    Bank and James V. Suskiewich
   *****10.2        First  Amendment  to the Amended Employment Agreement By and
                    Among Federal Trust, the Bank and James V. Suskiewich
   *****10.3        Amended Employment Agreement By and Among Federal Trust, the
                    Bank and Aubrey W. Wright, Jr.
        21          Subsidiaries
   **** 22.1        Proxy Statement for 2001 Annual Meeting of Shareholders
        27.1        Financial Data Schedule

(b)    Reports on form 8-KSB.  Registrant did not file any reports on Form 8-KSB
       ---------------------
       during the last quarter of 2000.

                                   SIGNATURES

Pursuant to the requirement of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     March 30, 2001        FEDERAL TRUST CORPORATION


                           By /s/ Aubrey H. Wright
                              --------------------------------------------------
                                  Aubrey H. Wright
                                  Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ James V. Suskiewich        Chairman of the Board and        March 30, 2001
- -----------------------        President
James V. Suskiewich

/s/ Aubrey H. Wright, Jr       Director                         March 30, 2001
- ------------------------
Aubrey H. Wright, Jr.

/s/ Samuel C. Certo            Director                         March 30, 2001
- -------------------
Samuel C. Certo

/s/ Kenneth W. Hill            Director                         March 30, 2001
- -------------------
Kenneth Hill

/s/ George W. Foster           Director                         March 30, 2001
- --------------------
George Foster




Supplemental information to be furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

Registrant intends to mail the 2000 Annual Report and proxy materials to its shareholders on or about April 23, 2001.