Form 10QSB
period 2001-03-31
FEDERAL TRUST CORP
filed 2001-05-15
CIK 842640

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Three Months Ended:                              Commission File Number:
--------------------------                               -----------------------
      March 31, 2001                                            33-27139



                            FEDERAL TRUST CORPORATION
             (Exact name of registrant as specified in its charter)

      Florida                                                   59-2935028
----------------------------                            ------------------------
(State or other jurisdiction                               (I.R.S. Employer
    of incorporation)                                     Identification No.)






                            655 West Morse Boulevard
                           Winter Park, Florida 32789
              -----------------------------------------------------

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
                                                     YES X   NO
                                                        ---    ---

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

Common Stock, par value $.01 per share                      4,947,911
---------------------------------------              ---------------------------
             (class)                                 Outstanding at May 11, 2001

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES


                                      INDEX


PART I.      FINANCIAL INFORMATION

    Item 1.      Financial Statements
                                                                            Page
                                                                            ----
      Consolidated Condensed Balance Sheet (unaudited)
           March 31, 2001 and December 31, 2000..........................      3


      Consolidated Condensed Statements of Operations for the
           Three months ended March 31, 2001 and 2000 (unaudited)........      4


      Consolidated Condensed Statements of Cash Flows for the
           Three months ended March 31, 2001 and 2000 (unaudited)........      5


      Notes to Consolidated Condensed Financial Statements (unaudited)...   6-11


    Item 2.      Management's Discussion and Analysis of Financial Condition
        and Results of Operations........................................  12-13




PART II.         OTHER INFORMATION

    Item 1. Legal Proceedings............................................     14

    Item 2. Changes in Securities and Use of Proceeds....................     14

    Item 3. Defaults upon Senior Securities..............................     14

    Item 4. Submission of Matters to a Vote of Shareholders..............     14

    Item 5. Other Information............................................     14

    Item 6. Exhibits and Reports on Form 8-K ............................     14

    Signatures...........................................................     14

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Consolidated Condensed Balance Sheet
                                   (unaudited)

                                                                                                March 31, 2001     December 31, 2000
                                                                                                --------------     -----------------
                     Assets
Cash                                                                                           $   2,015,279           2,048,179
Interest bearing deposits                                                                          3,829,238           2,911,000
Investment securities available for sale                                                           1,044,242           1,388,825
Investment securities held to maturity                                                             6,712,960           6,686,660
Loans receivable, net (net of allowance for loan losses of
$1,619,641)                                                                                      239,854,356         222,895,054
Accrued interest receivable - Loans                                                                1,676,040           1,625,576
Accrued interest receivable - Securities                                                              96,272             150,887
Federal Home Loan Bank of Atlanta stock, at cost                                                   2,725,000           2,525,000
Mortgage servicing rights, net                                                                     1,408,981           1,552,735
Real Estate owned, net                                                                               573,940             431,311
Property and equipment, net                                                                        2,335,524           1,940,430
Prepaid expenses and other assets                                                                  1,273,165           1,683,643
Executive supplemental income plan-cash surrender
      value life insurance policies                                                                2,751,470           2,719,176
Deferred income taxes                                                                                379,852             379,852
                                                                                                     -------             -------
                     Total                                                                     $ 266,676,319         248,938,328
                                                                                               =============         ===========

              Liabilities and Stockholders' Equity

Deposit accounts                                                                               $ 185,725,354         181,869,219
Official Checks                                                                                    4,000,440           2,819,397
Federal Home Loan Bank advances                                                                   54,500,000          41,500,000
Other Borrowings                                                                                   2,514,546           2,014,546
Advance payments for taxes and insurance                                                           1,516,605           1,252,608
Accrued expenses and other liabilities                                                             2,578,503           3,775,948
                                                                                                   ---------           ---------

                     Total Liabilities                                                         $ 250,835,448         233,231,718
                                                                                               =============         ===========

Stockholders' equity:
Common stock, $.01 par value, 5,000,000 shares authorized;
      4,947,911 shares issued and outstanding at March 31, 2001                                       49,479              49,479
Additional paid-in capital                                                                        15,998,927          15,987,989
Accumulated deficit                                                                                  (40,334)           (145,963)
Accumulated other comprehensive loss                                                                (167,201)           (184,895)
                                                                                                    --------            --------


                     Total Stockholders' Equity                                                $  15,840,871          15,706,610
                                                                                               -------------          ----------

                     Total Liabilities and Stockholders' Equity                                $ 266,676,319         248,938,328
                                                                                               =============         ===========

See accompanying Notes to Consolidated Condensed Financial Statements

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                 Consolidated Condensed Statements of Operations

                 For Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)

                                                                       Three Months
                                                                     Ended March 31,

                                                                   2001                2000
                                                                   ----                ----
Interest income:
  Loans                                                        $4,776,173           3,958,033
  Securities                                                       71,095              76,583
  Interest-bearing deposits and other                              93,397              93,090
                                                                   ------              ------
         Total interest income                                  4,940,665           4,127,706
                                                                ---------           ---------


Interest expense:
  Deposit accounts                                              2,807,051           1,991,177
  Federal Home Loan Bank advances & other
       borrowings                                                 758,704             656,805
                                                                  -------             -------
         Total interest expense                                 3,565,755           2,647,982
                                                                ---------           ---------

Net interest income                                             1,374,910           1,479,724
  Provision for loan losses                                       105,000              60,000
                                                                  -------              ------
Net interest income after provision                             1,269,910           1,419,724
                                                                ---------           ---------
Other income:
  Fees and service charges                                        163,549             153,219
  Gain on sale of assets                                           65,603              12,917
  Other                                                           189,913             226,262
                                                                  -------             -------
         Total other income                                       419,065             392,398
                                                                  -------             -------

Other expenses:
  Employee compensation & benefits                                822,302             766,322
  Occupancy and equipment                                         251,392             254,019
  Data processing expense                                          83,383              40,548
  Professional fees                                                54,718              51,295
  FDIC Insurance                                                   21,977              20,165
  Other                                                           315,176             212,573
                                                                  -------             -------
         Total other expense                                    1,548,948           1,344,922
                                                                ---------           ---------

Income before income tax                                          140,027             467,200
  Income tax expense                                               34,399             159,572
                                                                   ------             -------
Net income                                                     $  105,628             307,628
                                                               ==========             =======

Per share amounts:
  Earnings per share (basic and diluted)                              .02                 .06
  Cash dividends per share                                           0.00                0.00
  Weighted average number of shares outstanding                 4,947,911           4,947,911


    See accompanying Notes to Consolidated Financial Statements.

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                 Consolidated Condensed Statements of Cash Flows

               For the Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)

                                                                                          2001                  2000
                                                                                          ----                  ----
Cash flows from operating activities:
  Net income                                                                       $    105,628               307,628
  Adjustments to reconcile net income to net cash flows from operations:

  Depreciation & amortization of property & equipment                                    83,204               110,531
  Amort. (net) of premiums, fees & disc. on loans & securities                          102,066                 4,747
  Provision for loan losses                                                             105,000                60,000
  Gain on sale of assets                                                                (65,603)              (12,917)
  Accretion of stock option expense                                                      10,938                10,937
  Deferred Income Taxes                                                                      --               305,669
  Executive supplemental income plan                                                    (32,294)              (29,893)
  Proceeds collected from loan sales                                                  2,851,409             1,073,792
  Cash provided by (used for) changes in:
    Accrued interest receivable                                                           4,151               (91,036)
    Prepaid expenses & other assets                                                     554,232              (293,456)
    Official checks                                                                   1,181,042              (595,797)
    Accrued expenses & other liabilities                                             (1,197,445)             (647,831)
                                                                                     ----------              --------
         Net cash provided by operating activities                                    3,702,328               202,374
                                                                                      ---------               -------

Cash flows from investing activities:
  Acquisition of office properties and equipment                                       (478,298)             (281,909)
  Purchase of Federal Home Loan Bank stock                                             (200,000)             (540,000)
  Purchase of securities available for sale                                          (1,044,242)                 --
  Proceeds from sale of real estate owned                                               203,221                73,215
  Proceeds from securities available for sale                                         1,364,410                 5,343
  Principal collected on loans                                                       26,506,850            13,741,899
  Loans originated or purchased                                                     (46,789,064)          (33,611,768)
                                                                                    -----------           -----------
    Net cash used in investing activities                                           (20,437,123)          (20,613,220)
                                                                                    -----------           -----------

Cash flows from financing activities:

  Increase in deposits, net                                                           3,856,135             7,160,129
  Increase in Federal Home Loan Bank advances                                        13,000,000            10,100,000
  Increase in other borrowings                                                          500,000             1,000,000
  Net increase in advance payments by borrowers for taxes & insurance                   263,998               450,864
                                                                                        -------               -------
    Net cash provided by financing activities                                        17,620,133            18,710,993
                                                                                     ----------            ----------

Increase (decrease) in cash and cash equivalents                                        885,338            (1,699,853)
Cash and cash equivalents at beginning of period                                      4,959,179             7,067,609
                                                                                      ---------             ---------
Cash and cash equivalents at end of period                                         $  5,844,517             5,367,756
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

The consolidated condensed balance sheet as of March 31, 2001, and the consolidated condensed statements of operations for the three month period ended March 31, 2001 and 2000, and the cash flows for the three month period ended March 31, 2001 and 2000, include the accounts and operations of Federal Trust and all subsidiaries. All material intercompany accounts and transactions have been eliminated.

In the opinion of management of the Company, the accompanying consolidated condensed financial statements contain all adjustments (principally consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2001, the results of operations for the three month period ended March 31, 2001 and 2000, and cash flows for the three month period ended March 31, 2001 and 2000. The results of operations for the three month period ended March 31, 2001, are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10 - KSB for the year ended December 31, 2000.

2.      Comprehensive Income:

The Company's accumulated comprehensive loss is the unrealized loss on investment securities available for sale. Total comprehensive income for the three month period ended March 31, 2001 was $123,322, as compared to the three month period ended March 31, 2000, of $324,010.

3.      New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("SFAS 133") effective for fiscal years beginning after June 15, 1999. SFAS 133 requires that derivatives be carried at fair value and includes provisions for hedge accounting when certain conditions are met. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133", ("SFAS 137") which deferred the effective date of adoption of SFAS 133 for one year.

The Company does not purchase, sell or enter into derivative financial instruments or derivative commodity instruments as defined by SFAS 133, except for fixed rate loan commitments which the Company believes are at market value. Implementation of SFAS 133 did not have a significant impact on the financial position or results of operations of the Company.

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

At March 31, 2001, impaired loans amounted to $4.2 million as compared to $3.7 million at March 31, 2000. Included in the allowance for loan losses is $534 thousand related to the impaired loans as compared to $498 thousand at March 31, 2000. The Company measures impairment on collateralized loans using the fair value of the collateral, and on unsecured loans using the present value of expected future cash flows discounted at the loan's effective interest rate.

In the first three months of 2001, the average recorded investment in impaired loans was $3.8 million and $32 thousand of interest income was recognized on loans while they were impaired. All of this income was recognized using a cash basis method of accounting.

A summary of loans receivable at March 31, 2001, is as follows:

                                                                  March 31, 2001
                                                                  --------------
Mortgage Loans:
    Permanent conventional:
      Commercial                                                  $ 24,442,431
      Residential                                                  185,103,381
      Residential Construction                                      36,845,193
                                                                    ----------

        Total Mortgage Loans                                       246,391,005



    Commercial loans                                                 2,448,734
    Consumer loans                                                     270,975
    Lines of credit                                                  2,006,084
                                                                     ---------

      Total loans receivable                                       251,116,798

(continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

        Notes to Consolidated Condensed Financial Statements (unaudited)



Net premium on mortgage loans purchased                                2,136,591

Deduct:
    Unearned loan origination fees, net of direct loan
      origination costs                                                  280,561
    Undisbursed portion of loans in process                           11,498,831
    Allowance for loan losses                                          1,619,641
                                                                       ---------

      Loans receivable, net                                         $239,854,356
                                                                    ============



5.      Allowance for Losses

The following is an analysis of the activity in the allowance for loan losses for the periods presented:

                                                            Three Months
                                                           Ended March 31,

                                                         2001            2000
                                                         ----            ----

Balance at beginning of period                    $  1,634,259        1,437,913
Provision for loan losses                              105,000           60,000
Less Charge-offs                                       125,006               --
Plus recoveries                                          5,388            4,041
                                                         -----            -----
Balance at end of period                          $  1,619,641        1,501,954
                                                  ============        =========

Loans Outstanding                                 $239,854,356      205,171,797
Ratio of charge-offs to Loans Outstanding                  .05%              --
Ratio of allowance to Loans Outstanding                    .68%             .73%

A provision for loan losses is generally charged to operations based upon management's evaluation of the potential losses in its loan portfolio. During the quarter ended March 31, 2001, management made a provision of $105,000 based on its evaluation of the loan portfolio, as compared to the provision of $60,000 made in the quarter ended March 31, 2000. The increase in the provision for the quarter was primarily the result of the increase in the amount of loans outstanding during the quarter. Management believes that the allowance is adequate, primarily as a result of the overall quality, and the high percentage of residential single family home loans, in the portfolio.

6.      Supplemental  Disclosure  of  Cash  Flow  and  Non-Cash  Investing   and
        Financing Activities



                                                                                  Three Months Ended March 31,
                                                                                     2001              2000
                                                                                     ----              ----

Cash paid during the period for:
     Interest expense                                                             $1,359,958         1,107,361
     Income taxes                                                                 $        -                 -


Supplemental disclosure of non-cash transactions:
Real estate acquired in settlement of loans                                       $  345,850                 -

(continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

        Notes to Consolidated Condensed Financial Statements (unaudited)


Market Value adjustment - investment securities
     available for sale:
        Market value adjustment - investments               $26,300       1,200
        Deferred income tax asset                           $ 8,606         452
                                                            -------         ---
           Unrealized loss on investment securities
               available for sale, net                      $17,694         748


7.      Real Estate Owned, Net

The following is an analysis of the activity in real estate acquired through foreclosure for the periods ended:


                                                             Three Months
                                                            Ended March 31,
                                                            --------------
                                                         2001             2000
                                                         ----             ----

Balance at beginning of period                         $431,311         $295,319
Acquired through foreclosure                            345,850               --
Add: Capitalized costs (net of
         insurance recoveries)                               --               --
Less: Sale of real estate                               203,221           73,215
Less: Chargeoffs                                              -                -
                                                       --------         --------
Balance at end of period                               $573,940         $222,104
                                                       ========         ========

8.      Investment Securities
                                                          At March 31, 2001
                                                          -----------------
                                                       Book Value   Market Value
                                                       ----------   ------------
Held to maturity:
FHLB Floating Rate Note, 4.55%, due 7/30/03            $6,712,960    6,835,938
                                                       ==========    =========

Available for sale:
FHLMC Series 2248 CMO, 7.00%, due 07/15/24             $1,044,242    1,044,242
                                                       ==========    =========


The Company's investment in obligations of U.S. government agencies consists of one dual indexed bond issued by the Federal Home Loan Bank and one bond issued by the Federal Home Loan Mortgage Corporation. At March 31, 2001, the FHLB bond had a market value of $6,835,938 and gross unrealized pretax losses of $164,062. The bond has a par value of $7,000,000 and pays interest at the 10-year constant maturity treasury ("CMT") rate less six month LIBOR rate plus a contractual amount of 4.0%. The FHLMC bond is a fixed rate planned amortization class (PAC) fixed rate bond with a yield of 5.847% and was purchased February 12, 2001.

(continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

        Notes to Consolidated Condensed Financial Statements (unaudited)


9.      Advances from Federal Home Loan Bank and Other Borrowings

The following is an analysis of the advances from the Federal Home Loan Bank:




                     Amounts Outstanding at March 31, 2001:

Maturity Date                          Rate       Amount        Type
-------------                          ----       ------        ----
06/20/01                               5.63%     4,000,000      Variable rate
12/04/01                               5.63%     7,500,000      Variable rate
06/13/01                               7.11%    10,000,000      Fixed rate
07/05/01                               5.11%     5,000,000      Fixed rate
09/02/01                               5.06%     8,000,000      Fixed rate
01/22/02                               5.45%     5,000,000      Fixed rate
12/05/02                               6.39%     5,000,000      Fixed rate
12/27/02                               5.95%     5,000,000      Fixed rate
12/05/03                               6.39%     5,000,000      Fixed rate
                                       ----      ---------

                  Total                5.92%   $54,500,000
                                       ====    ===========

Variable rate advances reprice daily and may be repaid at any time without penalty. Fixed rate advances incur a prepayment penalty if repaid prior to maturity, and the interest rate is fixed for the term of the advance.

                    Amounts Outstanding at:

Month-end                  Rate               Amount
---------                  ----               ------

1/31/00                    6.33%           $ 45,000,000
2/29/00                    6.26%             49,500,000
3/31/00                    5.92%             54,500,000

The maximum amount of advances outstanding at any month end during the three month period ended March 31, 2001, was $54,500,000. During the three month period ended March 31, 2001, average advances outstanding totaled $46.0 million at an average rate of 6.28%.

Advances from the FHLB are collateralized by a blanket pledge of eligible assets in an amount required to be maintained so that the estimated value of such eligible assets exceeds at all times, approximately 133% of the outstanding advances, and a pledge of all FHLB stock owned by the Bank.

The maximum amount of other borrowings outstanding at any month end during the three month period ended March 31, 2001, was $2,514,546. During the three month period ended March 31, 2001, average other borrowings outstanding totaled $2.0 million at an average rate of 9.25%.

10.     Supervision

Federal Trust and the Bank are subject to extensive regulation, supervision and examination by the OTS, their primary federal regulatory, by the FDIC with regard to the insurance of deposit accounts and, to a lesser extent, the Federal Reserve. Such regulation and supervision establishes a comprehensive framework of activities in which a savings and loan holding company and its financial institution subsidiary may engage and is intended primarily for the protection of the Savings Association Insurance Fund administered by the FDIC and depositors.


(continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

        Notes to Consolidated Condensed Financial Statements (unaudited)


On October 3, 1994, Federal Trust and the Bank voluntarily entered into individual Cease and Desist Orders (collectively, the "Orders") with the OTS. Federal Trust's Order focused on operating expenses and its financial relationship with the Bank. The Bank's Order required the Bank to control its operating expenses and to institute and adhere to programs and policies designed to strengthen its overall lending practices, primarily in regard to underwriting procedures and credit risk. The Bank's Order also placed restrictions on the Bank's asset growth and on the payment of dividends to Federal Trust.

Pursuant to the Orders, both Federal Trust and the Bank established Compliance Committees that met monthly to review, in detail, the terms of the Orders to ensure that the Holding Company and the Bank were in compliance with their respective Orders. On March 12, 1998, the OTS rescinded the growth restrictions and on June 1, 1998, the OTS rescinded the Orders.

At the present, neither Federal Trust nor the Bank are operating under any extraordinary regulatory restrictions, agreements or orders.

11.     Branching

On March 27, 2001, the Bank filed an application with the OTS for permission to open a branch office in New Smyrna Beach, Florida. New Smyrna Beach is located in Volusia County and the proposed branch office is approximately 40 miles northeast of the Bank's main office in Winter Park, Florida. On April 20, 2001, the Bank received approval from OTS to open the branch and it is anticipated that the office will open in early June, 2001. The Bank also has a branch in Sanford, Florida which opened on October 30, 1998.

12.     Subsidiaries

Up until March, 2001, the Bank had two operating subsidiaries, FTB Financial Services, Inc. ("FTB Financial") and Vantage Mortgage Service Center, Inc. ("VMSC"). FTB Financial, which commenced operation in 1996, engages in the business of selling insurance, annuities, stocks and bonds at the Bank's branch offices.

VMSC was a mortgage subsidiary located in Gainesville, Florida. Since its inception in June 1999, VMSC has not been able to generate the loan production or profitability necessary to warrant its continued operation. The subsidiary was closed on March 11, 2001.







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


Results of Operations

Comparison of the Three-Month Periods Ended March 31, 2001 and 2000

General. The Company had a net profit for the three-month period ended March 31, 2001, of $105,628 or $.02 per share, compared to a net profit of $307,628 or $.06 per share for the same period in 2000. The decrease in the net profit was due primarily to an decrease in net interest income and an increase in other expense, offset partially by an increase in other income.

Interest Income and Expense. Interest income increased by $812,959 to $4,940,665 for the three-month period ended March 31, 2001, from $4,127,706 for the same period in 2000. Interest income on loans increased to $4,776,173 in 2001 from $3,958,033 in 2000, primarily as a result of an increase in the average amount of loans outstanding and an increase in the average yield earned on loans. The increase in the average yield earned on loans is the result of the overall increase in loan rates during late 2000. Interest income on the securities portfolio decreased by $5,488 for the three-month period ended March 31, 2001, over the same period in 2000, as a result of a decrease in the yield on securities owned. Other interest and dividends increased $307 during the same three-month period in 2001 from 2000, as a result of an increase in the average volume of other interest-bearing assets. Management expects the rates earned on the portfolio to fluctuate with general market conditions.

Interest expense increased $917,773 during the three-month period ended March 31, 2001, to $3,565,755 from $2,647,982 for the same period in 2000, due to an increase in the amount of deposits and borrowings and an increase in interest rates. Interest on deposits increased to $2,807,051 in 2001 from $1,991,177 in 2000, as a result of an increase in the amount of, and the rates paid on, deposits, and interest on FHLB advances and other borrowings increased to $758,704 in 2001 from $656,805 in 2000, as a result of an increase in the average amount outstanding, offset partially by a decrease in the interest rates paid on advances and other borrowings. Management expects to continue to use FHLB advances and other borrowings as a liability management tool.

Provisions for Loan Losses. A provision for loan losses is generally charged to operations based upon management's evaluation of the losses in its loan portfolio. During the quarter ended March 31, 2001, management made a provision for loan losses of $105,000 based on its evaluation of the loan portfolio, which

(continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                  Item 2. Management's Discussion and Analysis
                 of Financial Condition and Results of Operation



was an increase of $45,000 from the same period in 1999. There were recoveries of $5,388 during the three- month period ended March 31, 2001, as compared to recoveries of $4,041 during the three-month period ended March 31, 2000. Total non-performing loans at March 31, 2001, were $4,056,270 compared to $2,858,623 at March 31, 2000. The allowance for loan losses at March 31, 2001 was $1,619,641 or 40% of non- performing loans and .68% of net loans outstanding, versus $1,501,954 at March 31, 2000, or 53% of non- performing loans and .73% of net loans outstanding.

Total Other Income. Other income increased from $392,398 for the three-month period ended March 31, 2000, to $419,065 for the same period in 2001. The increase in other income was due to an increase of $10,330 in fees and service charges, an increase of $46,537 in gains on the sale of assets, and an increase of $6,149 on the sale of real estate owned, offset partially by a decrease of $36,349 in other miscellaneous income. The increase in fees and service charges was primarily the result of an increase in servicing fees on loans and increased fees on deposit accounts. The increase in gains on assets sold was the result of an increase in the amount of loans sold during the period. The increase in gains on real estate owned was due to the sale of foreclosed real estate during the quarter. The decrease in other miscellaneous income was attributable primarily to decreased other loan income, as a result of Vantage Mortgage Service Center ceasing operations during the quarter.

Total Other Expense. Other expense increased to $1,548,948 for the three-month period ended March 31, 2001, from $1,344,922 for the same period in 2000. Compensation and benefits increased to $822,302 in 2001, from $766,322 in 2000 due to an increase in staff in the loan department, primarily as the result of the addition of commercial lending personnel, and the growth of the Bank. Occupancy and equipment expense decreased by $2,627 in 2001, to $251,392 due to the relocation of the Company's executive and administrative personnel from the Winter Park office to new quarters in Sanford which have a lower rental cost. The savings from this relocation of personnel was partially offset by the increase in overall square footage rented as a result of the growth of the Company. Data Processing expense increased by $42,835 due to an increase in the number of loans serviced, an increase in the number of deposit accounts, and the one time costs of relocating the Company's offices. Professional fees increased by $3,423, as a result of increased professional and regulatory fees, resulting primarily from the growth of the Company. FDIC Insurance expense increased by $1,812, as a result of the growth in deposits in the Bank. Other miscellaneous expense increased by $102,603 due primarily to increases in loan expenses related to the increased number of loans originated by the Company and increases in general and administrative expenses resulting from the growth of the Company during the year and various expenses incurred in relocating the Company's offices.

Provision for Income Taxes The income tax provision for the three months ended March 31, 2001 was $34,399 (an effective rate of 24.6%), compared to $159,572 (an effective rate of 34.2%) for the same period in 2000. The accrual rate for taxes was adjusted in 2001 as a result of an overaccrual during 2000.


              (The remainder of this page left intentionally blank)

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings

         None

Item 2. Changes in Securities and Use of Proceeds

         None

Item 3. Defaults upon Senior Securities

         None

Item 4. Submission of Matters to a Vote of Shareholders

         None

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

         None



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   FEDERAL TRUST CORPORATION
                                   (Registrant)


Date: May 14, 2001                 By:   /s/ Aubrey H. Wright, Jr.
      ----------------------             ---------------------------------------
                                            Aubrey H. Wright, Jr.
                                            Chief Financial Officer and duly
                                            authorized Officer of the Registrant