Form 10QSB
period 2001-06-30
FEDERAL TRUST CORP
filed 2001-08-14
CIK 842640

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Three Months Ended:                              Commission File Number:
---------------------------                              -----------------------
      June 30, 2001                                              33-27139




                            FEDERAL TRUST CORPORATION
             (Exact name of registrant as specified in its charter)

        Florida                                                   59-2935028
-----------------------------                               --------------------
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

                                    YES X    NO ___

Indicate the number of shares  outstanding  of each of the  issuer's  classes of common stock, as of the last practicable date:

Common Stock, par value $.01 per share                     4,947,911
--------------------------------------         ---------------------------------
               (class)                           Outstanding at August 11, 2001

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES


                                      INDEX


PART I.      FINANCIAL INFORMATION

 Item 1.      Financial Statements                                          Page
                                                                            ----

    Consolidated  Condensed  Balance  Sheets  (unaudited)
      June 30,  2001 and December 31, 2000.............................        3

    Consolidated Condensed Statements of Operations for the
      Three and six months ended June 30, 2001 and 2000 (unaudited)....        4

    Consolidated Condensed Statements of Cash Flows for the
      Six months ended June 30, 2001 and 2000 (unaudited)..............        5

     Notes to Consolidated Condensed Financial Statements (unaudited)..   6 - 11

 Item 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations.........................................  12 - 15

PART II.         OTHER INFORMATION

    Item 1. Legal Proceedings..........................................       16

    Item 2. Changes in Securities and Use of Proceeds..................       16


    Item 3. Defaults upon Senior Securities............................       16

    Item 4. Submission of Matters to a Vote of Shareholders............       16

    Item 5. Other Information..........................................       16

    Item 6. Exhibits and Reports on Form 8-K...........................       16

    Signatures.........................................................       16

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Consolidated Condensed Balance Sheet
                                   (unaudited)


                                                                                              June 30, 2001        December 31, 2000
                                                                                              -------------        -----------------
                     Assets
Cash                                                                                          $   2,268,012               2,048,179
Interest bearing deposits                                                                         2,564,520               2,911,000
Investment securities available for sale                                                          2,022,455               1,388,825
Investment securities held to maturity                                                            6,743,751               6,686,660
Loans receivable, net (net of allowance for loan losses of
      $1,808,681 and $1,634,259 at June 30, 2001 and
       and December 31, 2000, respectively)                                                     248,028,118             222,365,037
Loans held for sale                                                                               3,179,620                 530,017
Accrued interest receivable - Loans                                                               1,820,225               1,625,576
Accrued interest receivable - Securities                                                            168,147                 150,887
Federal Home Loan Bank of Atlanta stock, at cost                                                  2,950,000               2,525,000
Mortgage servicing rights, net                                                                    1,680,674               1,552,735
Real Estate owned, net                                                                            1,559,263                 431,311
Property and equipment, net                                                                       2,645,089               1,940,430
Prepaid expenses and other assets                                                                   847,791               1,683,643
Executive supplemental income plan-cash surrender
      value life insurance policies                                                               2,782,423               2,719,176
Deferred income taxes                                                                               314,960                 379,852
                                                                                                    -------                 -------
                     Total                                                                    $ 279,575,048             248,938,328
                                                                                              =============             ===========

                   Liabilities and Stockholders' Equity

Deposit accounts                                                                              $ 193,853,621             181,869,219
Official Checks                                                                                   4,527,083               2,819,397
Federal Home Loan Bank advances                                                                  56,000,000              41,500,000
Other Borrowings                                                                                  3,514,546               2,014,546
Advance payments for taxes and insurance                                                          2,423,642               1,252,608
Accrued expenses and other liabilities                                                            3,102,877               3,775,948
                                                                                                  ---------               ---------

                     Total Liabilities                                                        $ 263,421,769             233,231,718
                                                                                              -------------             -----------

Stockholders' equity:
Common stock, $.01 par value, 15,000,000 shares authorized;
      4,947,911 shares issued and outstanding at June 30, 2001                                       49,479                  49,479
Additional paid-in capital                                                                       16,009,864              15,987,989
Retained Earnings (accumulated deficit)                                                             237,758                (145,963)
Accumulated other comprehensive loss                                                               (143,822)               (184,895)
                                                                                                   --------                --------


                     Total Stockholders' Equity                                               $  16,153,279              15,706,610
                                                                                              -------------              ----------

                     Total Liabilities and Stockholders' Equity                               $ 279,575,048             248,938,328
                                                                                              =============             ===========

See accompanying Notes to Consolidated Condensed Financial Statements.



                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                 Consolidated Condensed Statements of Operations

                  For Three Months Ended June 30, 2001 and 2000
                                   (Unaudited)

                                                                              Three Months                       Six Months
                                                                              Ended June 30,                    Ended June 30,
                                                                              --------------                    --------------
                                                                         2001               2000           2001              2000
                                                                         ----               ----           ----              ----
Interest income:
  Loans                                                                $4,954,858        4,313,293        9,731,031        8,271,326
  Securities                                                               84,236           79,626          155,331          156,209
  Interest-bearing deposits and other                                      90,744          107,422          184,141          200,512
                                                                           ------          -------          -------          -------
         Total interest income                                          5,129,838        4,500,341       10,070,503        8,628,047
                                                                        ---------        ---------       ----------        ---------

Interest expense:
  Deposit accounts                                                      2,765,383        2,292,173        5,572,434        4,283,350
  Federal Home Loan Bank advances & other
       borrowings                                                         774,141          726,381        1,532,845        1,383,186
                                                                          -------          -------        ---------        ---------
         Total interest expense                                         3,539,524        3,018,554        7,105,279        5,666,536
                                                                        ---------        ---------        ---------        ---------

Net interest income                                                     1,590,314        1,481,787        2,965,224        2,961,511
  Provision for loan losses                                               185,000           60,000          290,000          120,000
                                                                          -------           ------          -------          -------
Net interest income after provision                                     1,405,314        1,421,787        2,675,224        2,841,511
                                                                        ---------        ---------        ---------        ---------
Other income:
  Fees and service charges                                                162,409          171,312          325,958          324,531
  Gain on sale of assets                                                  288,111           44,151          346,712           57,068
  Other                                                                   243,185          290,098          439,035          516,360
                                                                          -------          -------          -------          -------
         Total other income                                               693,705          505,561        1,111,705          897,959
                                                                          -------          -------        ---------          -------

Other expenses:
  Employee compensation & benefits                                        885,444          800,954        1,707,746        1,567,276
  Occupancy and equipment                                                 273,389          260,667          524,781          514,687
  Data processing expense                                                  73,700           79,572          157,083          120,120
  Professional fees                                                        80,150           71,940          134,868          123,235
  FDIC Insurance                                                           22,805           20,230           44,782           40,395
  Other                                                                   309,821          260,920          623,932          473,492
                                                                          -------          -------          -------          -------
         Total other expense                                            1,645,309        1,494,283        3,193,192        2,839,205
                                                                        ---------        ---------        ---------        ---------

Income before income tax                                                  453,710          433,065          593,737          900,265
  Income tax expense                                                      175,618          112,983          210,017          272,555
                                                                          -------          -------          -------          -------
Net income                                                             $  278,092          320,082          383,720          627,710

Per share amounts:
  Earnings per share (basic and diluted)                                      .06              .06              .08              .13
   Cash dividends per share                                                  0.00             0.00             0.00             0.00
  Weighted average number of shares outstanding                         4,947,911        4,947,911        4,947,911        4,947,911

    See accompanying Notes to Consolidated Financial Statements.



                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                 Consolidated Condensed Statements of Cash Flows

                 For the Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)

                                                                                          2001              2000
                                                                                          ----              ----
Cash flows from operating activities:
  Net income                                                                       $     383,720           627,710
  Adjustments to reconcile net income to net cash flows from operations:

  Depreciation & amortization of property & equipment                                    185,346           222,366
  Amort. (net) of premiums, fees & disc. on loans & securities                           115,837           102,700
  Provision for loan losses                                                              290,000           120,000
  Gain on sale of assets                                                                (359,346)          (57,068)
  Accretion of stock option expense                                                       21,875            21,875
  Deferred Income Taxes                                                                   64,892            35,579
  Executive supplemental income plan                                                     (63,247)          (58,401)
  Loans originated or purchased for resale                                            (6,910,437)       (1,364,051)
  Proceeds collected from loan sales                                                  20,321,040        10,062,659
  Cash provided by (used for) changes in:
    Accrued interest receivable                                                         (211,909)         (263,612)
    Prepaid expenses & other assets                                                     (942,869)       (2,844,123)
    Official checks                                                                    1,707,685           328,676
    Accrued expenses & other liabilities                                                (628,895)           22,747
                                                                                        --------            ------
         Net cash provided by operating activities                                    15,592,932         6,957,057
                                                                                      ----------         ---------

Cash flows from investing activities:
  Acquisition of office properties and equipment                                        (890,005)         (300,746)
  Purchase of Federal Home Loan Bank stock                                              (425,000)         (540,000)
  Purchase of securities available for sale                                           (2,044,242)                -
  Reimbursement of real estate owned costs                                                     -            79,890
  Proceeds from sale of real estate owned                                                338,919           127,214
  Proceeds from securities available for sale                                          1,364,410           197,254
  Principal collected on loans                                                        63,428,259        40,077,801
  Loans originated or purchased                                                     (106,647,357)      (76,998,771)
                                                                                    ------------       -----------
    Net cash used in investing activities                                            (44,875,016)      (37,357,358)
                                                                                     -----------       -----------

Cash flows from financing activities:

  Increase in deposits, net                                                           11,940,226        19,492,127
  Increase in Federal Home Loan Bank advances                                         14,500,000         5,800,000
  Increase in other borrowings                                                         1,500,000         2,000,000
  Net increase in advance payments by borrowers for taxes & insurance                  1,171,035         1,024,772
                                                                                       ---------         ---------
    Net cash provided by financing activities                                         29,155,437        28,316,899
                                                                                      ----------        ----------

Decrease in cash and cash equivalents                                                   (126,647)       (2,083,402)
Cash and cash equivalents at beginning of period                                       4,959,179         7,067,609
                                                                                       ---------         ---------
Cash and cash equivalents at end of period                                         $   4,832,532         4,984,207
                                                                                   =============         =========

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

The consolidated condensed balance sheet as of June 30, 2001, and the consolidated condensed statements of operations for the three and six month periods ended June 30, 2001 and 2000, and the cash flows for the six month period ended June 30, 2001 and 2000, include the accounts and operations of Federal Trust and all subsidiaries. All material intercompany accounts and transactions have been eliminated.

In the opinion of management of the Company, the accompanying consolidated condensed financial statements contain all adjustments (principally consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2001, the results of operations for the three and six month periods ended June 30, 2001 and 2000, and cash flows for the six month period ended June 30, 2001 and 2000. The results of operations for the three and six month periods ended June 30, 2001, are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10 - KSB for the year ended December 31, 2000.

2.   Comprehensive Income:

The Company's accumulated comprehensive loss is the unrealized loss on investment securities available for sale. Total comprehensive income for the three and six month periods ended June 30, 2001 was $298,797 and $424,793, as compared to the three and six month periods ended June 30, 2000, of $249,696 and $443,818.

3.   New Accounting Pronouncements

In June 2001, the Financial Accounting Standard Board ("FASB) issued Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." This Statement addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board ("APB") Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. This Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. Adoption of this Statement is not expected to have a significant impact on the financial position or results of operations of the Company.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17,

(continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

        Notes to Consolidated Condensed Financial Statements (unaudited)



Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Adoption of this Statement is not expected to have a significant impact on the financial position or results of operations of the Company.

In July 2001, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 102, "Selected Loan Loss Allowance Methodology and Documentation
Issues" ("SAB 102") which expresses certain of the staff's views on the development, documentation and application of a systematic methodology for determining allowances for loan and lease losses in accordance with generally accepted accounting principles. In particular, the guidance focuses on the documentation the staff normally would expect registrants to prepare and maintain in support of their allowances for loan losses. Management believes that the Company complies with the views included in SAB 102.

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

At June 30, 2001, impaired loans amounted to $3.9 million as compared to $3.1 million at June 30, 2000. Included in the allowance for loan losses is $498 thousand related to the impaired loans as compared to $362 thousand at June 30, 2000. The Company measures impairment on collateralized loans using the fair value of the collateral, and on unsecured loans using the present value of expected future cash flows discounted at the loan's effective interest rate.

In the first six months of 2001, the average recorded investment in impaired loans was $4.0 million and $33 thousand of interest income was recognized on loans while they were impaired. All of this income was recognized using a cash basis method of accounting.

A summary of loans receivable at June 30, 2001, is as follows:


                                                                                          June 30, 2001            December 31, 2000
                                                                                          -------------            -----------------
Mortgage Loans:
    Permanent conventional:
      Commercial                                                                           $ 25,653,968                   28,343,075
      Residential                                                                           193,010,402                  164,386,510
      Residential Construction                                                               39,221,481                   35,014,342
                                                                                           ------------                 ------------
        Total Mortgage Loans                                                                257,885,581                  227,743,927

    Commercial loans                                                                          3,501,025                    1,505,000
    Consumer loans                                                                              680,361                    1,750,828
    Lines of credit                                                                           2,054,882                    2,685,543
                                                                                           ------------                 ------------
      Total loans receivable                                                                264,122,119                  223,685,298

Net premium on mortgage loans purchased                                                       2,419,564                    1,462,559

(continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

        Notes to Consolidated Condensed Financial Statements (unaudited)


Deduct:
    Unearned loan origination fees, net of direct loan
      origination costs                                                                         326,014                      266,725
    Undisbursed portion of loans in process                                                  13,199,250                   10,885,269
    Allowance for loan losses                                                                 1,808,681                    1,634,259
                                                                                              ---------                    ---------

      Loans receivable, net                                                                $251,207,738                  222,895,054
                                                                                           ============                  ===========

5.   Allowance for Losses

The following is an analysis of the activity in the allowance for loan losses for the periods presented:

                                                                      Three Months                              Six Months
                                                                      Ended June 30,                           Ended June 30,
                                                                      --------------                           --------------
                                                               2001                 2000                 2001                2000
                                                               ----                 ----                 ----                ----

Balance at beginning of period                             $  1,619,641           1,501,954           1,634,259           1,437,913
Provision for loan losses                                       185,000              60,000             290,000             120,000
Less Charge-offs                                                      -             149,881             125,006             149,881
Plus recoveries                                                   4,040               4,041               9,428               8,082
                                                                  -----               -----               -----               -----
Balance at end of period                                   $  1,808,681           1,416,114           1,808,681           1,416,114
                                                           ============           =========           =========           =========

Loans Outstanding                                          $251,207,738         214,699,199         251,207,738         214,699,199
Ratio of charge-offs to Loans Outstanding                           .00%                .07%                .05%                .07%
Ratio of allowance to Loans Outstanding                             .72%                .66%                .72%                .66%

A provision for loan losses is generally charged to operations based upon management's evaluation of the potential losses in its loan portfolio. During the quarter ended June 30, 2001, management made a provision of $185,000 based on its evaluation of the loan portfolio, as compared to the provision of $60,000 made in the quarter ended June 30, 2000. The increase in the provision for the quarter was primarily the result of the increase in the amount of loans outstanding during the quarter, an increase in the number of commercial loans, and an increase in the reserve ratio on a segment of the loan portfolio. Management believes that the allowance is adequate, primarily as a result of the overall quality, and the high percentage of residential single family home loans, in the portfolio.

6. Supplemental Disclosure of Cash Flow and Non-Cash Investing and Financing Activities


                                                                                                       Six Months Ended June 30,
                                                                                                    2001                      2000
                                                                                                    ----                      ----
Cash paid during the period for:
     Interest expense                                                                            $2,825,228                2,369,283
     Income taxes                                                                                $  230,000                  400,000

Supplemental disclosure of non-cash transactions:
Real estate acquired in settlement of loans                                                      $1,571,062                        -
Market Value adjustment - investment securities
     available for sale:
        Market value adjustment - investments                                                    $   65,717                   55,482
        Deferred income tax asset                                                                $   24,644                   20,878
                                                                                                 ----------                   ------
           Unrealized loss on investment securities
               available for sale, net                                                           $   41,073                   34,604

(continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

        Notes to Consolidated Condensed Financial Statements (unaudited)




7.   Real Estate Owned, Net

The following is an analysis of the activity in real estate acquired through foreclosure for the periods ended:


                                                                      Three Months                                Six Months
                                                                      Ended June 30,                            Ended June 30,
                                                                      --------------                            --------------
                                                                2001                 2000                2001                 2000
                                                                ----                 ----                ----                 ----

Balance at beginning of period                              $  573,940          $  222,104              431,311             295,319
Acquired through foreclosure                                 1,121,021                   -            1,571,062                   -
Add: Capitalized costs (net of
         insurance recoveries)                                      --             (79,890)                   -             (79,890)
Less: Sale of real estate                                      135,698              53,999              338,919             127,214
Less: Chargeoffs                                                     -                   -              104,191                   -
                                                               -------             -------              -------              -------
Balance at end of period                                    $1,559,263          $   88,215            1,559,263              88,215


8.     Investment Securities
                                                                                                            At June 30, 2001
                                                                                                            ----------------
                                                                                                     Book Value         Market Value
                                                                                                     ----------         ------------
Held to maturity:
FHLB Floating Rate Note, 3.779%, due 7/30/03                                                         $6,743,751            6,975,938
                                                                                                     ==========            =========

Available for sale:
FHLMC Series 2136 CMO, 6.00%, due 01/15/28                                                              976,443              982,480
FHLMC Series 2248 CMO, 7.00%, due 07/15/24                                                           $1,020,358            1,039,975
                                                                                                     ==========            =========
                                                            Total                                    $1,996,801            2,022,455
                                                                                                     ==========            =========

The Company's investment in obligations of U.S. government agencies consists of one dual indexed bond issued by the Federal Home Loan Bank and two bonds issued by the Federal Home Loan Mortgage Corporation. At June 30, 2001, the FHLB bond had a market value of $6,975,938 and gross unrealized pretax losses of $24,062. The bond has a par value of $7,000,000 and pays interest at the 10-year constant maturity treasury ("CMT") rate less six month LIBOR rate plus a contractual amount of 4.0%. The FHLMC bonds, Series 2136 and 2248, are fixed rate planned amortization class (PAC) fixed rate bonds with yields of 6.405% and 5.969%.

9.   Advances from Federal Home Loan Bank and Other Borrowings

The following is an analysis of the advances from the Federal Home Loan Bank:

                    Amounts Outstanding at June 30, 2001:

Maturity Date                        Rate       Amount             Type
-------------                        ----       ------             ----
12/04/01                             4.30%      13,000,000         Variable rate
07/05/01                             5.11%       5,000,000         Fixed rate
09/02/01                             5.06%       8,000,000         Fixed rate
12/14/01                             3.94%      10,000,000         Fixed rate

(continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

        Notes to Consolidated Condensed Financial Statements (unaudited)


01/22/02                                 5.45%      5,000,000         Fixed rate
12/05/02                                 6.39%      5,000,000         Fixed rate
12/27/02                                 5.95%      5,000,000         Fixed rate
12/05/03                                 6.39%      5,000,000         Fixed rate
                                         ----       ---------

                           Total         5.04%    $56,000,000
                                         ====     ===========

Variable rate advances reprice daily and may be repaid at any time without penalty. Fixed rate advances incur a prepayment penalty if repaid prior to maturity, and the interest rate is fixed for the term of the advance.

                    Amounts Outstanding at:

Month-end                                            Rate             Amount
---------                                            ----             ------

4/30/00                                              5.89%           $48,000,000
5/31/00                                              5.85%            48,000,000
6/30/00                                              5.04%            56,000,000

The maximum amount of advances outstanding at any month end during the three month period ended June 30, 2001, was $56,000,000. During the three month period ended June 30, 2001, average advances outstanding totaled $50.8 million at an average rate of 5.69%.

Advances from the FHLB are collateralized by a blanket pledge of eligible assets in an amount required to be maintained so that the estimated value of such eligible assets exceeds at all times, approximately 133% of the outstanding advances, and a pledge of all FHLB stock owned by the Bank.

The maximum amount of other borrowings outstanding at any month end during the three month period ended June 30, 2001, was $3,514,546. During the three month period ended June 30, 2001, average other borrowings outstanding totaled $2.5 million at an average rate of 8.09%.

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

At the present, neither Federal Trust nor the Bank are operating under any extraordinary regulatory restrictions, agreements or orders. At June 30, 2001, the bank is categorized as well capitalized.



11.  Branching

On March 27, 2001, the Bank filed an application with the OTS for permission to open a branch office in New Smyrna Beach, Florida. New Smyrna Beach is located in Volusia County and the proposed branch office is approximately 40 miles northeast of the Bank's main office in Winter Park, Florida. On April 20, 2001, the Bank received approval from OTS, and the branch opened on June 22, 2001. The Bank also has a branch in Sanford, Florida which opened on October 30, 1998.

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

Results of Operations

Comparison of the Three-Month Periods Ended June 30, 2001 and 2000

General. The Company had a net profit for the three-month period ended June 30, 2001, of $278,092 or $.06 per share, compared to a net profit of $320,082 or $.06 per share for the same period in 2000. The decrease in the net profit was due primarily to an increase in the provision for loan losses and an increase in other expense, offset partially by an increase in net interest income and an increase in other income.

Interest Income and Expense. Interest income increased by $629,497 to $5,129,838 for the three-month period ended June 30, 2001, from $4,500,341 for the same period in 2000. Interest income on loans increased to $4,954,858 in 2001 from $4,313,293 in 2000, primarily as a result of an increase in the average amount of loans outstanding and an increase in the average yield earned on loans. The increase in the average yield earned on loans is the result of the overall increase in loan rates during late 2000. Interest income on the securities portfolio increased by $4,610 for the three-month period ended June 30, 2001, over the same period in 2000, as a result of an increase in the amount of securities owned, offset partially by a decrease in the yield on the securities. Other interest and dividends decreased $16,678 during the same three-month period in 2001 from 2000, as a result of a decrease in the average volume of, and a decrease in the rates earned on other interest- bearing assets. Management expects the rates earned on the portfolio to fluctuate with general market conditions.

Interest expense increased $520,970 during the three-month period ended June 30, 2001, to $3,539,524 from $3,018,554 for the same period in 2000, due to an increase in the amount of deposits and borrowings and an increase in interest rates paid on deposits, offset partially by a decrease in rates paid on borrowings. Interest on deposits increased to $2,765,383 in 2001 from $2,292,173 in 2000, as a result of an increase in the amount of, and the rates paid on, deposits, and interest on FHLB advances and other borrowings increased to $774,141 in 2001 from $726,381 in 2000, as a result of an increase in the average amount outstanding, offset partially by a decrease in the interest rates paid on advances and other borrowings. Management expects to continue to use FHLB advances and other borrowings as a liability management tool.

Provisions for Loan Losses. A provision for loan losses is generally charged to operations based upon management's evaluation of the losses in its loan

(continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                  Item 2. Management's Discussion and Analysis
                 of Financial Condition and Results of Operation



portfolio. During the quarter ended June 30, 2001, management made a provision for loan losses of $185,000 based on its evaluation of the loan portfolio, which was an increase of $125,000 from the same period in 2000. The increase in the provision was attributable to the growth of the loan portfolio and the increase in commercial loans. There were recoveries of $4,040 during the three-month period ended June 30, 2001, as compared to recoveries of $4,041 during the three-month period ended June 30, 2000. Total non-performing loans at June 30, 2001, were $3,609,803 compared to $2,795,468 at June 30, 2000. The allowance for loan losses at June 30, 2001 was $1,808,681 or 50% of non-performing loans and
 .72% of net loans outstanding, versus $1,416,114 at June 30, 2000, or 51% of non-performing loans and .66% of net loans outstanding.

Total Other Income. Other income increased from $505,561 for the three-month period ended June 30, 2000, to $693,705 for the same period in 2001. The increase in other income was due to an increase of $243,960 in gains on the sale of assets, offset partially by a decrease of $8,903 in fees and service charges, and a decrease of $46,913 in other miscellaneous income. The decrease in fees and service charges was primarily the result of a decrease in servicing fees on loans. The increase in gains on assets sold was the result of an increase in the amount of loans sold during the period. The decrease in other miscellaneous income was attributable primarily to decreased other loan income.

Total Other Expense. Other expense increased to $1,645,309 for the three-month period ended June 30, 2001, from $1,494,283 for the same period in 2000. Compensation and benefits increased to $885,444 in 2001, from $800,954 in 2000 due to an increase in staff in the loan department, primarily as the result of the addition of commercial lending personnel, the opening of the New Smyrna Beach Branch, and the growth of the Bank. Occupancy and equipment expense increased by $12,722 in 2001, to $273,389 due to an increase in overall square footage rented as a result of the growth of the Company, however this increase was offset to a large extent by the relocation of the Company's executive and administrative personnel from the Winter Park office to new quarters in Sanford which have a lower rental cost. Data Processing expense decreased by $5,872 due to a decrease in the number of loans serviced. Professional fees increased by $8,210, as a result of increased professional and regulatory fees, resulting primarily from the growth of the Company. FDIC Insurance expense increased by $2,575, as a result of the growth in deposits in the Bank. Other miscellaneous expense increased by $48,901 due primarily to increases in loan expenses related to the increased number of loans originated by the Company and increases in general and administrative expenses resulting from the growth of the Company during the year.

Provision for Income Taxes The income tax provision for the three months ended June 30, 2001 was $175,618 (an effective rate of 38.7%), compared to $112,983 (an effective rate of 26.1%) for the same period in 2000. The accrual rate for taxes was adjusted in 2000 as a result of the recapture of a portion of the deferred tax asset in 2000.

Comparison of the Six-Month Periods Ended June 30, 2001 and 2000

General. The Company had a net profit for the six-month period ended June 30, 2001, of $383,720 or $.08 per share, compared to a net profit of $627,710 or $.13 per share for the same period in 2000. The decrease in the net profit was due primarily to an increase in the provision for loan losses, and an increase in other expense, offset partially by an increase in net interest income, and an increase in other income.

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                  Item 2. Management's Discussion and Analysis
                 of Financial Condition and Results of Operation



Interest Income and Expense. Interest income increased by $1,442,456 to $10,070,503 for the six-month period ended June 30, 2001, from $8,271,326 for the same period in 2000. Interest income on loans increased to $9,731,031 in 2001 from $8,271,326 in 2000, primarily as a result of an increase in the average amount of loans outstanding and an increase in the average yield earned on loans. The increase in the average yield earned on loans is the result of the overall increase in loan rates during 2000. Interest income on the securities portfolio decreased by $878 for the six-month period ended June 30, 2001, over the same period in 2000, as a result of a decrease in the yield on securities owned. Other interest and dividends decreased $16,371 during the same six-month period in 2001 from 2000, as a result of a decrease in the average volume of other interest-bearing assets and a decrease in the rates earned. Management expects the rates earned on the portfolio to fluctuate with general market conditions.

Interest expense increased $1,438,743 during the six-month period ended June 30, 2001, to $7,105,279 from the same period in 2000 due to an increase in the amount of deposits and borrowings and an increase in interest rates during 2000. Interest on deposits increased to $5,572,434 in 2001 from $4,283,350 in 2000, as a result of an increase in the amount of, and the rates paid on, deposits. Interest on FHLB advances and Other Borrowings increased to $1,532,845 in 2001 from $1,383,186 in 2000, as a result of an increase in the average amount of advances and other borrowings outstanding, offset partially by a decrease in the interest rates paid. The rates on advances and other borrowings adjusted more rapidly in the first six months of 2001 than the rates on deposits but the rates on deposits have been declining since early 2001. Management expects to continue to use FHLB advances and other borrowings as a liability management tool.

Provisions for Loan Losses. A provision for loan losses is generally charged to operations based upon management's evaluation of the losses in its loan portfolio. During the six months ended June 30, 2001, management made a provision for loan losses of $290,000 based on its evaluation of the loan portfolio, which was an increase of $170,000 from the same period in 2001. The increase in the provision was primarily the result of the increase in the size of the loan portfolio and the increase in the number of commercial loans in the portfolio. During the six months ended June 30, 2001, charge-offs were $125,006 as compared to charge-offs of $149,881 for the same period in 2000. There were recoveries of $9,428 during the six-month period ended June 30, 2001, as compared to net recoveries of $8,082 during the six-month period ended June 30, 2000. Total non-performing loans at June 30, 2001, were $3,609,803 compared to $2,795,468 at June 30, 2000. The increase in non-performing loans was attributable to the growth of the loan portfolio, as the percentage of non-performing loans has decreased at June 30, 2001 as compared to June 30, 2000. The allowance for loan losses at June 30, 2001 was $1,808,681 or 50% of non-performing loans and .72% of net loans outstanding, versus $1,416,114 at June 30, 2000, or 51% of non-performing loans and .66% of net loans outstanding.

Total Other Income. Other income increased from $897,959 for the six-month period ended June 30, 2000, to $1,111,705 for the same period in 2001. The increase in other income was due to an increase of $1,427 in fees and service charges, an increase of $289,644 in gains on the sale of assets, offset partially by a decrease of $77,325 in other miscellaneous income. The increase in fees and service charges was primarily the result of increased fees on deposit accounts. The increase in gains on assets sold was the result of an increase in the amount of loans sold during the period. The decrease in other miscellaneous income was attributable primarily to decreased other loan income.

Total Other Expense. Other expense increased to $3,193,192 for the six-month period ended June 30, 2001, from $2,839,205 for the same period in 2000.

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                  Item 2. Management's Discussion and Analysis
                 of Financial Condition and Results of Operation



Compensation and benefits increased to $1,707,746 in 2001, from $1,567,276 in 2000 due to an increase in staff in the loan department, primarily as the result of the addition of commercial lending personnel, the opening of the New Smyrna Beach Branch, and the growth of the Bank. Occupancy and equipment expense increased by $10,094 in 2001, to $524,781 due to an increase in overall square footage rented as a result of the growth of the Company, however this increase was offset to a large extent by the relocation of the Company's executive and administrative personnel from the Winter Park office to new quarters in Sanford which have a lower rental cost. Data Processing expense increased by $36,963 due to an increase in the number of loans serviced, and an increase in the number of deposit accounts. Professional fees increased by $11,633, as a result of increased professional and regulatory fees, resulting primarily from the growth of the Company. FDIC Insurance expense increased by $4,387, as a result of the growth in deposits in the Bank. Other miscellaneous expense increased by $150,440, due primarily to increases in loan expenses related to the increased number of loans originated by the Company and increases in general and administrative expenses resulting from the growth of the Company during the year.









              (The remainder of this page left intentionally blank)

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        None

Item 2. Changes in Securities and Use of Proceeds

        None

Item 3. Defaults upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Shareholders

On May 25, 2001, Registrant held its Annual Meeting of Shareholders at which the following matters were voted upon:

1.   Election of Directors:            Votes For                Votes Withheld
     Three Year Term:
     George W. Foster                  3,928,090                    140,923
     Aubrey H. Wright, Jr.             3,934,253                    134,760

2. Selection of KPMG, LLP as independent auditor for the year ending December 31, 2001:

                  Votes For            Votes Against            Votes Abstained
                  4,051,915                   981               16,117

Item 5. Other Information

                  None

Item 6. Exhibits and Reports on Form 8-K

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  FEDERAL TRUST CORPORATION
                                  (Registrant)


Date: August 14, 2001             By:   /s/ Aubrey H. Wright, Jr.
      ---------------                   -------------------------
                                            Aubrey H. Wright, Jr.
                                            Chief Financial Officer and duly
                                            authorized Officer of the Registrant