Form 10-Q
period 2001-09-30
FEDERAL TRUST CORP
filed 2001-11-09
CIK 842640

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Three Months Ended:                              Commission File Number:
---------------------------                              -----------------------
    September 30, 2001                                          33-27139



                            FEDERAL TRUST CORPORATION
             (Exact name of registrant as specified in its charter)


         Florida                                                59-2935028
         -------                                                ----------
(State or other jurisdiction                                 (I.R.S. Employer
    of incorporation)                                       Identification No.)




                            655 West Morse Boulevard
                           Winter Park, Florida 32789
                           --------------------------


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

                                    YES  X    NO
                                        ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

Common Stock, par value $.01 per share                      5,409,449
--------------------------------------           -------------------------------
              (class)                            Outstanding at November 9, 2001

--------------------------------------------------------------------------------



                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES


                                      INDEX



PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements                                                                                                  Page
                                                                                                                                ----
     Consolidated  Condensed Balance Sheets  (unaudited)
       September 30, 2001 and December 31, 2000...........................................................................       3

     Consolidated  Condensed  Statements  of  Operations  for the
       Three and nine months ended September 30, 2001 and 2000 (unaudited)................................................       4

     Consolidated Condensed Statements of Cash Flows for the
       Nine months ended September 30, 2001 and 2000 (unaudited)..........................................................       5

     Notes to Consolidated Condensed Financial Statements (unaudited).....................................................    6-11


  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................................................................   12-15



PART II. OTHER INFORMATION

  Item 1. Legal Proceedings ..............................................................................................      16

  Item 2. Changes in Securities and Use of Proceeds ......................................................................      16

  Item 3. Defaults upon Senior Securities ................................................................................      16

  Item 4. Submission of Matters to a Vote of Shareholders ................................................................      16

  Item 5. Other Information ..............................................................................................      16

  Item 6. Exhibits and Reports on Form 8-K ...............................................................................      16

  Signatures .............................................................................................................      16





                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Consolidated Condensed Balance Sheet
                                   (unaudited)

                                                                                              September 30, 2001   December 31, 2000
                                                                                              ------------------   -----------------
                     Assets
Cash                                                                                          $   1,873,029               2,048,179
Interest bearing deposits                                                                         2,531,674               2,911,000
Investment securities available for sale                                                          2,513,145               1,388,825
Investment securities held to maturity                                                            6,774,542               6,686,660
Loans receivable, net (net of allowance for loan losses of
      $1,690,341 and $1,634,259 at September 30, 2001 and
       and December 31, 2000, respectively)                                                     241,214,074             222,365,037
Loans held for sale                                                                               1,065,051                 530,017
Accrued interest receivable - Loans                                                               1,899,570               1,625,576
Accrued interest receivable - Securities                                                            127,448                 150,887
Federal Home Loan Bank of Atlanta stock, at cost                                                  3,075,000               2,525,000
Mortgage servicing rights, net                                                                    1,659,551               1,552,735
Real Estate owned, net                                                                              648,609                 431,311
Property and equipment, net                                                                       2,897,024               1,940,430
Prepaid expenses and other assets                                                                 2,429,341               1,683,643
Executive supplemental income plan-cash surrender
      value of life insurance policies                                                            2,814,823               2,719,176
Deferred income taxes                                                                               400,852                 379,852
                                                                                              -------------           -------------
                     Total                                                                    $ 271,923,733             248,938,328
                                                                                              =============           =============

                   Liabilities and Stockholders' Equity

Deposit accounts                                                                              $ 204,597,951             181,869,219
Official Checks                                                                                   3,822,703               2,819,397
Federal Home Loan Bank advances                                                                  37,500,000              41,500,000
Other Borrowings                                                                                  3,514,546               2,014,546
Advance payments for taxes and insurance                                                          2,739,071               1,252,608
Accrued expenses and other liabilities                                                            3,174,640               3,775,948
                                                                                              -------------           -------------

                     Total Liabilities                                                        $ 255,348,911             233,231,718
                                                                                              -------------           -------------


Stockholders' equity:
Common stock, $.01 par value, 15,000,000 shares authorized;
      4,947,911 shares issued and outstanding                                                        49,479                  49,479
Additional paid-in capital                                                                       16,020,802              15,987,989
Retained Earnings (accumulated deficit)                                                             604,979                (145,963)
Accumulated other comprehensive loss                                                               (100,438)               (184,895)
                                                                                              -------------           -------------


                     Total Stockholders' Equity                                               $  16,574,822              15,706,610
                                                                                              -------------           -------------

                     Total Liabilities and Stockholders' Equity                               $ 271,923,733             248,938,328
                                                                                              =============           =============

See accompanying Notes to Consolidated Condensed Financial Statements.





                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                 Consolidated Condensed Statements of Operations

           For Three and Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)

                                                                                      Three Months               Nine Months
                                                                                     Ended Sept. 30,             Ended Sept.30,
                                                                                     ---------------             --------------
                                                                                     2001          2000        2001          2000
                                                                                     ----          ----        ----          ----

Interest income:
  Loans                                                                           $4,708,747    4,612,895   14,439,778   12,884,221
  Securities                                                                         115,115       66,720      270,446      222,929
  Interest-bearing deposits and other                                                 84,952      111,051      269,093      311,563
                                                                                  ----------   ----------   ----------   ----------
         Total interest income                                                     4,908,814    4,790,666   14,979,317   13,418,713
                                                                                  ----------   ----------   ----------   ----------

Interest expense:
  Deposit accounts                                                                 2,608,928    2,531,894    8,181,362    6,815,244
  Federal Home Loan Bank advances & other
       borrowings                                                                    653,205      800,491    2,186,050    2,183,677
                                                                                  ----------   ----------   ----------   ----------
         Total interest expense                                                    3,262,133    3,332,385   10,367,412    8,998,921
                                                                                  ----------   ----------   ----------   ----------

Net interest income                                                                1,646,681    1,458,281    4,611,905    4,419,792
  Provision for loan losses                                                          130,000       60,000      420,000      180,000
                                                                                  ----------   ----------   ----------   ----------
Net interest income after provision                                                1,516,681    1,398,281    4,191,905    4,239,792
                                                                                  ----------   ----------   ----------   ----------
Other income:
  Fees and service charges                                                           122,500      129,469      448,458      454,000
  Gain on sale of assets                                                             288,477       96,688      635,189      153,756
  Rental Income                                                                        3,376            0        3,376            0
  Other                                                                               57,631      299,414      496,666      815,774
                                                                                  ----------   ----------   ----------   ----------
         Total other income                                                          471,984      525,571    1,583,689    1,423,530
                                                                                  ----------   ----------   ----------   ----------

Other expenses:
  Employee compensation & benefits                                                   536,239      820,876    2,243,985    2,388,152
  Occupancy and equipment                                                            264,983      255,316      789,764      770,003
  Data processing expense                                                             78,086       75,139      235,169      195,259
  Professional fees                                                                  136,635       72,009      271,503      195,244
  FDIC Insurance                                                                      23,207       20,933       67,989       61,328
  Other                                                                              332,532      274,534      956,464      748,026
                                                                                  ----------   ----------   ----------   ----------
         Total other expense                                                       1,371,682    1,518,807    4,564,874    4,358,012
                                                                                  ----------   ----------   ----------   ----------

Income before income tax                                                             616,983      405,045    1,210,720    1,305,310
  Income tax expense                                                                 249,762      116,110      459,779      388,665
                                                                                  ----------   ----------   ----------   ----------
Net income                                                                        $  367,221      288,935      750,941      916,645
                                                                                  ==========   ==========   ==========   ==========

Per share amounts:
  Earnings per share (basic and diluted)                                                 .07          .06          .15          .19
   Cash dividends per share                                                             0.00         0.00         0.00         0.00
  Weighted average number of shares outstanding                                    4,947,911    4,947,911    4,947,911    4,947,911


See accompanying Notes to Consolidated Condensed Financial Statements.





                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                 Consolidated Condensed Statements of Cash Flows

              For the Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)

                                                                                                       2001                  2000
                                                                                                       ----                  ----
Cash flows from operating activities:
  Net income                                                                                    $     750,941               916,645
  Adjustments to reconcile net income to net cash flows from operations:

  Depreciation & amortization of property & equipment                                                 297,125               332,428
  Amort. (net) of premiums, fees & disc. on loans & securities                                        319,887               144,272
  Provision for loan losses                                                                           420,000               180,000
  Gain on sale of assets                                                                             (635,189)             (153,756)
  Accretion of stock option expense                                                                    32,813                32,812
  Deferred Income Taxes                                                                                26,189               161,324
  Executive supplemental income plan                                                                  (95,647)              (87,533)
  Loans originated or purchased for resale                                                         (9,635,489)           (2,046,077)
  Proceeds collected from loan sales                                                               28,456,040            17,464,524
  Cash provided by (used for) changes in:
    Accrued interest receivable                                                                      (250,555)             (158,924)
    Prepaid expenses & other assets                                                                  (899,703)           (2,955,109)
    Official checks                                                                                 1,003,305              (839,616)
    Accrued expenses & other liabilities                                                             (601,308)             (154,287)
                                                                                                -------------         -------------
         Net cash provided by operating activities                                                 19,188,409            12,836,703
                                                                                                -------------         -------------

Cash flows from investing activities:
  Acquisition of office properties and equipment                                                   (1,253,719)             (454,414)
  Purchase of Federal Home Loan Bank stock                                                           (550,000)             (540,000)
  Purchase of securities available for sale                                                        (2,501,742)                    -
  Reimbursement of real estate owned costs                                                                  -                79,890
  Proceeds from sale of real estate owned                                                           1,269,472               136,714
  Proceeds from securities available for sale                                                       4,663,960               339,636
  Principal collected on loans                                                                     91,281,917            63,946,789
  Loans originated or purchased                                                                  (134,367,969)         (106,292,162)
                                                                                                -------------         -------------
    Net cash used in investing activities                                                         (41,458,081)          (42,783,547)
                                                                                                -------------         -------------

Cash flows from financing activities:

  Increase in deposits, net                                                                        22,728,732            17,391,526
  Increase in Federal Home Loan Bank advances                                                      (4,000,000)            7,300,000
  Increase in other borrowings                                                                      1,500,000             2,000,000
  Net increase in advance payments by borrowers for taxes & insurance                               1,486,464             2,081,681
                                                                                                -------------         -------------
    Net cash provided by financing activities                                                      21,715,196            28,773,207
                                                                                                -------------         -------------

Decrease in cash and cash equivalents                                                                (554,476)           (1,173,637)
Cash and cash equivalents at beginning of period                                                    4,959,179             7,067,609
                                                                                                -------------         -------------
Cash and cash equivalents at end of period                                                      $   4,404,703             5,893,972
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

The consolidated condensed balance sheet as of September 30, 2001, and the consolidated condensed statements of operations for the three and nine month periods ended September 30, 2001 and 2000, and the cash flows for the nine month periods ended September 30, 2001 and 2000, include the accounts and operations of Federal Trust and all subsidiaries. All material intercompany accounts and transactions have been eliminated.

In the opinion of management of the Company, the accompanying consolidated condensed financial statements contain all adjustments (principally consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2001, the results of operations for the three and nine month periods ended September 30, 2001 and 2000, and cash flows for the nine month periods ended September 30, 2001 and 2000. The results of operations for the three and nine month periods ended September 30, 2001, are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10 - KSB for the year ended December 31, 2000.

2.  Comprehensive Income:

The Company's accumulated comprehensive loss is the unrealized loss on investment securities available for sale. Total comprehensive income for the three and nine month periods ended September 30, 2001 was $410,605 and $835,398, as compared to the three and nine month periods ended September 30, 2000, of $310,798 and $762,964.

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


(continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

        Notes to Consolidated Condensed Financial Statements (unaudited)



In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. ___ Adoption of this Statement is not expected to have a significant impact on the financial position or results of operations of the Company.

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

At September 30, 2001, impaired loans amounted to $3.5 million as compared to $3.5 million at September 30, 2000. Included in the allowance for loan losses is $508 thousand related to the impaired loans as compared to $396 thousand at September 30, 2000. The Company measures impairment on collateralized loans using the fair value of the collateral, and on unsecured loans using the present value of expected future cash flows discounted at the loan's effective interest rate.

In the first nine months of 2001, the average recorded investment in impaired loans was $3.7 million and $70 thousand of interest income was recognized on loans while they were impaired. All of this income was recognized using a cash basis method of accounting.


A summary of loans receivable at September 30, 2001, is as follows:

                                                                                      September 30, 2001          December 31, 2000
                                                                                      ------------------          -----------------
Mortgage Loans:
    Permanent conventional:
      Commercial                                                                         $ 27,227,626                 28,343,075
      Residential                                                                         183,856,691                164,386,510
      Residential Construction                                                             38,746,537                 35,014,342
                                                                                         ------------               ------------
        Total Mortgage Loans                                                              249,830,854                227,743,927

    Commercial loans                                                                        3,351,471                  1,505,000
    Consumer loans                                                                          1,598,354                  1,750,828
    Lines of credit                                                                         1,779,634                  2,685,543
                                                                                         ------------               ------------
      Total loans receivable                                                              256,560,313                233,685,298


(continued)




                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

        Notes to Consolidated Condensed Financial Statements (unaudited)


Add (deduct):
Net premium on mortgage loans purchased                                                        1,358,142                  1,462,559
Unearned loan origination fees, net of direct loan
  origination costs                                                                              488,330                    266,725
Undisbursed portion of loans in process                                                      (14,437,319)               (10,885,269)
Allowance for loan losses                                                                     (1,690,341)                (1,634,259)
                                                                                           -------------              -------------

  Loans receivable, net                                                                    $ 242,279,125                222,895,054
                                                                                           =============              =============

5.  Allowance for Losses

The following is an analysis of the activity in the allowance for loan losses for the periods presented:

                                                                     Three Months                               Nine Months
                                                                  Ended September 30,                       Ended September 30,
                                                                  -------------------                       -------------------
                                                                2001                2000                2001                 2000
                                                                ----                ----                ----                 ----

Balance at beginning of period                             $  1,808,681           1,416,114           1,634,259           1,437,913
Provision for loan losses                                       130,000              60,000             420,000             180,000
Less Charge-offs                                                251,034                  --             376,040             149,881
Plus recoveries                                                   2,694               4,041              12,122              12,123
                                                           ------------        ------------        ------------        ------------
Balance at end of period                                   $  1,690,341           1,480,155           1,690,341           1,480,155
                                                           ============        ============        ============        ============

Loans Outstanding                                          $242,279,125         213,410,680         242,279,125         213,410,680
Ratio of charge-offs to Loans Outstanding                           .10%                .00%                .16%                .07%
Ratio of allowance to Loans Outstanding                             .70%                .69%                .70%                .69%

A provision for loan losses is generally charged to operations based upon management's evaluation of the potential losses in its loan portfolio. During the quarter ended September 30, 2001, management made a provision of $130,000 based on its evaluation of the loan portfolio, as compared to the provision of $60,000 made in the quarter ended September 30, 2000. The increase in the provision for the quarter was primarily the result of the increase in the amount of loans outstanding as compared to September 30, 2000, an increase in the number of commercial loans, and an increase in the reserve ratio on a segment of the loan portfolio. Management believes that the allowance is adequate, primarily as a result of the overall quality, and the high percentage of residential single family home loans, in the portfolio.

6. Supplemental Disclosure of Cash Flow and Non-Cash Investing and Financing Activities

                                                                                                     Nine Months Ended September 30,
                                                                                                        2001              2000
                                                                                                        ----              ----
Cash paid during the period for:
     Interest expense                                                                              $ 4,047,148             2,557,966
     Income taxes                                                                                  $   230,000               402,144

Supplemental disclosure of non-cash transactions:
Real estate acquired in settlement of loans                                                        $ 1,590,961               195,231
Market Value adjustment - investment securities available for sale:
        Market value adjustment - investments                                                      $   161,036               338,848
        Deferred income tax asset                                                                  $    60,598               127,509
                                                                                                   -----------           -----------
          Unrealized loss on investment securities
            available for sale, net                                                                $   100,438               211,339
Transfer of Loans from held to maturity to
     available for sale                                                                            $19,355,585                    --


(continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

        Notes to Consolidated Condensed Financial Statements (unaudited)




7.  Real Estate Owned, Net

The following is an analysis of the activity in real estate acquired through foreclosure for the periods ended:


                                                                        Three Months                            Nine Months
                                                                     Ended September 30,                     Ended September 30,
                                                                    -------------------                      -------------------
                                                                2001                  2000               2001                 2000
                                                                ----                  ----               ----                 ----

Balance at beginning of period                               $1,559,263          $   88,215             431,311             295,319
Acquired through foreclosure                                     19,899                   -           1,486,770                  --
Add: Capitalized costs (net of
         insurance recoveries)                                       --                  --                   -             (79,890)
Less: Sale of real estate                                       930,553               9,500           1,269,472             136,714
                                                             ----------          ----------          ----------          ----------
Balance at end of period                                     $  648,609              78,715             648,609              78,715
                                                             ==========          ==========          ==========          ==========


8.     Investment Securities
                                                                                                         At September 30, 2001
                                                                                                     Book Value         Market Value
Held to maturity:
FHLB Floating Rate Note, 5.44%, due 7/30/03                                                         $6,774,542           7,094,062
                                                                                                     ==========          ==========

Available for sale:
Bear Stearns Preferred Stock 6.15%, 10,000 shares                                                       451,777             457,500
FHLMC Series 2136 CMO, 6.00%, due 01/15/28                                                              977,148           1,005,490
FHLMC Series 2248 CMO, 7.00%, due 07/15/24                                                           $1,014,074           1,050,155
                                                                                                     ==========          ==========
                                                            Total                                    $2,442,999           2,513,145
                                                                                                     ==========          ==========

The Company's investment in obligations of U.S. government agencies consists of one dual indexed bond issued by the Federal Home Loan Bank and two bonds issued by the Federal Home Loan Mortgage Corporation. At September 30, 2001, the FHLB bond had a market value of $7,094,062. The bond has a par value of $7,000,000 and pays interest at the 10-year constant maturity treasury ("CMT") rate less six month LIBOR rate plus a contractual amount of 4.0%. The FHLMC bonds, Series 2136 and 2248, are fixed rate planned amortization class (PAC) fixed rate bonds with yields of 6.405% and 5.969%. In addition, the Company owns 10,000 shares of $50 par value Bear Stearns Preferred Stock with a coupon of 6.15%.

9.  Advances from Federal Home Loan Bank and Other Borrowings

The following is an analysis of the advances from the Federal Home Loan Bank:

      Amounts Outstanding at September 30, 2001:




(continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

        Notes to Consolidated Condensed Financial Statements (unaudited)


      Maturity Date                  Rate            Amount           Type
      -------------                  ----            ------           ----
     12/04/01                        3.59%          7,500,000      Variable rate
     12/14/01                        3.94%         10,000,000      Fixed rate
     01/22/02                        5.45%          5,000,000      Fixed rate
     12/05/02                        6.39%          5,000,000      Fixed rate
     12/27/02                        5.95%          5,000,000      Fixed rate
     12/05/03                        6.39%          5,000,000      Fixed rate
                                     -----          ---------

                       Total         4.99%        $37,500,000
                                     =====        ===========

Variable rate advances reprice daily and may be repaid at any time without penalty. Fixed rate advances incur a prepayment penalty if repaid prior to maturity, and the interest rate is fixed for the term of the advance.

     Amounts Outstanding at:

     Month-end                  Rate               Amount
     ---------                  ----               ------

     7/31/01                    4.34%           $ 56,000,000
     8/31/01                    4.99%             47,500,000
     9/30/01                    4.99%             37,500,000

The maximum amount of advances outstanding at any month end during the three month period ended September 30, 2001, was $56,000,000. During the three month period ended September 30, 2001, average advances outstanding totaled $45.6 million at an average rate of 5.12%.

Advances from the FHLB are collateralized by a blanket pledge of eligible assets in an amount required to be maintained so that the estimated value of such eligible assets exceeds at all times, approximately 133% of the outstanding advances, and a pledge of all FHLB stock owned by the Bank.

The maximum amount of other borrowings outstanding at any month end during the three month period ended September 30, 2001, was $3,514,546. During the three month period ended September 30, 2001, average other borrowings outstanding totaled $3.5 million at an average rate of 6.79%.

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

At the present, neither Federal Trust nor the Bank are operating under any extraordinary regulatory restrictions, agreements or orders. At September 30, 2001, the bank is categorized as well capitalized.

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


Results of Operations

Comparison of the Three-Month Periods Ended September 30, 2001 and 2000

General. The Company had a net profit for the three-month period ended September 30, 2001, of $367,221 or $.07 per share, compared to a net profit of $288,935 or $.06 per share for the same period in 2000. The increase in the net profit was due primarily to an increase in net interest income, a decrease in other expense, offset partially by an increase in the provision for loan losses and a decrease in other income.

Interest Income and Expense. Interest income increased by $118,148 to $4,908,814 for the three-month period ended September 30, 2001, from $4,790,666 for the same period in 2000. Interest income on loans increased to $4,708,747 in 2001 from $4,612,895 in 2000, primarily as a result of an increase in the average amount of loans outstanding and offset partially by a decrease in the average yield earned on loans. The decrease in the average yield earned on loans is the result of the overall decrease in loan rates during 2001. Interest income on the securities portfolio increased by $48,395 for the three-month period ended September 30, 2001, over the same period in 2000, as a result of an increase in the amount of securities owned and an increase in the yield earned on the securities. Other interest and dividends decreased $26,099 during the same three-month period in 2001 from 2000, as a result of a decrease in the average volume of, and a decrease in the rates earned on other interest-bearing assets. Management expects the rates earned on the portfolio to fluctuate with general market conditions.

Interest expense decreased $70,252 during the three-month period ended September 30, 2001, to $3,262,133 from $3,332,385 for the same period in 2000, due to a decrease in the rates paid on deposits and borrowings, offset partially by an increase in deposits and borrowings. Interest on deposits increased to $2,608,928 in 2001 from $2,531,894 in 2000, as a result of an increase in the amount of deposits, offset partially by a decrease in rates paid on deposits, and interest on FHLB advances and other borrowings decreased to $653,205 in 2001 from $800,491 in 2000, as a result of a decrease in the interest rates paid on advances and other borrowings, offset partially by an increase in the amounts outstanding. Management expects to continue to use FHLB advances and other borrowings as a liability management tool.

Provisions for Loan Losses. A provision for loan losses is generally charged to operations based upon management's evaluation of the losses in its loan


(continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations



portfolio. During the quarter ended September 30, 2001, management made a provision for loan losses of $130,000 based on its evaluation of the loan portfolio, which was an increase of $70,000 from the same period in 2000. The increase in the provision was attributable to the growth of the loan portfolio and the increase in commercial loans. There were recoveries of $2,694 during the three-month period ended September 30, 2001, as compared to recoveries of $4,041 during the three-month period ended September 30, 2000. Total non-performing loans at September 30, 2001, were $3,365,389 compared to $2,987,234 at September 30, 2000. The allowance for loan losses at September 30, 2001 was $1,690,341 or 50% of non-performing loans and .70% of net loans outstanding, versus $1,480,155 at September 30, 2000, or 50% of non-performing loans and .69% of net loans outstanding.

Total Other Income. Other income decreased from $525,571 for the three-month period ended September 30, 2000, to $471,984 for the same period in 2001. The decrease in other income was due to an decrease of $6,969 in fees and service charges and a decrease of $241,783 in other miscellaneous income, offset partially by an increase of $191,789 in gains on the sale of assets and an increase of $3,376 in rental income. The decrease in fees and service charges was primarily the result of a decrease in servicing fees on loans. The increase in gains on assets sold was the result of an increase in the amount of loans and securities sold during the period. The increase in rental income was attributable to the short term rental of real estate owned. The decrease in other miscellaneous income was attributable primarily to decreased other loan income.

Total Other Expense. Other expense decreased to $1,371,682 for the three-month period ended September 30, 2001, from $1,518,807 for the same period in 2000. Compensation and benefits decreased to $536,239 in 2001, from $820,876 in 2000 due to a decrease in staff as a result of the closure of Vantage Mortgage. Occupancy and equipment expense increased by $9,667 in 2001, to $264,983 due to an increase in overall square footage rented as a result of the growth of the Company, however this increase was offset to a large extent by the relocation of the Company's executive and administrative personnel from the Winter Park office to new quarters in Sanford which have a lower rental cost. Data Processing expense increased by $2,947 due to an increase in the number of accounts in the Bank. Professional fees increased by $64,626, as a result of increased professional and regulatory fees, resulting primarily from the growth of the Company and consultants hired to manage the conversion of the Bank to a new data servicer. FDIC Insurance expense increased by $2,274, as a result of the growth in deposits in the Bank. Other miscellaneous expense increased by $57,998 due primarily to increases in loan expenses related to the increased number of loans originated by the Company and increases in general and administrative expenses resulting from the growth of the Company during the year.

Provision for Income Taxes The income tax provision for the three months ended September 30, 2001 was $249,762 (an effective rate of 40.5%), compared to $116,110 (an effective rate of 28.7%) for the same period in 2000. The accrual rate for taxes was adjusted in 2000 as a result of the recapture of a portion of the deferred tax asset in 2000.

Comparison of the Nine-Month Periods Ended September 30, 2001 and 2000

General. The Company had a net profit for the nine-month period ended September 30, 2001, of $750,941 or $.15 per share, compared to a net profit of $916,645 or $.19 per share for the same period in 2000. The decrease in the net profit was due primarily to an increase in the provision for loan losses, and an increase in other expense, offset partially by an increase in net interest income, and an increase in other income.

(continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations



Interest Income and Expense. Interest income increased by $1,560,604 to $14,979,317 for the nine-month period ended September 30, 2001, from $13,418,713 for the same period in 2000. Interest income on loans increased to $14,439,778 in 2001 from $12,884,221 in 2000, primarily as a result of an increase in the average amount of loans outstanding, offset partially by a decrease in the average yield earned on loans. The decrease in the average yield earned on loans is the result of the overall decrease in loan rates during 2001. Interest income on the securities portfolio increased by $47,517 for the nine-month period ended September 30, 2001, over the same period in 2000, as a result of an increase in the amount of securities owned. Other interest and dividends decreased $42,470 during the same nine-month period in 2001 from 2000, as a result of a decrease in the average volume of other interest-bearing assets and a decrease in the rates earned. Management expects the rates earned on the portfolio to fluctuate with general market conditions.

Interest expense increased $1,368,491 during the nine-month period ended September 30, 2001, to $10,367,412 from the same period in 2000 due to an increase in the amount of deposits and borrowings, offset partially by a decrease in interest rates during 2001. Interest on deposits increased to $8,181,362 in 2001 from $6,815,244 in 2000, as a result of an increase in the amount of deposits, offset partially by a decrease in rates paid on deposits. Interest on FHLB advances and Other Borrowings increased to $2,186,050 in 2001 from $2,183,677 in 2000, as a result of an increase in the average amount of advances and other borrowings outstanding, offset partially by a decrease in the interest rates paid. The rates on advances and other borrowings adjusted more rapidly in the first nine months of 2001 than the rates on deposits, but the rates on deposits have been declining since early 2001. Management expects to continue to use FHLB advances and other borrowings as a liability management tool.

Provisions for Loan Losses. A provision for loan losses is generally charged to operations based upon management's evaluation of the losses in its loan portfolio. During the nine months ended September 30, 2001, management made a provision for loan losses of $420,000 based on its evaluation of the loan portfolio, which was an increase of $240,000 from the same period in 2000. The increase in the provision was primarily the result of the increase in the size of the loan portfolio and the increase in the number of commercial loans in the portfolio. During the nine months ended September 30, 2001, charge-offs were $376,040 as compared to charge-offs of $149,881 for the same period in 2000. There were recoveries of $12,122 during the nine-month period ended September 30, 2001, as compared to net recoveries of $12,123 during the nine-month period ended September 30, 2000. Total non-performing loans at September 30, 2001, were $3,365,389 compared to $2,987,234 at September 30, 2000. The increase in non-performing loans was attributable to the growth of the loan portfolio, as the percentage of non-performing loans is unchanged at September 30, 2001 as compared to September 30, 2000. The allowance for loan losses at September 30, 2001 was $1,690,341 or 50% of non- performing loans and .70% of net loans outstanding, versus $1,480,155 at September 30, 2000, or 50% of non- performing loans and .69% of net loans outstanding.

Total Other Income. Other income increased from $1,423,530 for the nine-month period ended September 30, 2000, to $1,583,689 for the same period in 2001. The increase in other income was due to an increase of $481,433 in gains on the sale of assets, an increase of $3,376 in rental income, offset partially by a decrease of $5,542 in fees and service charges and a decrease of $319,108 in other miscellaneous income. The increase in gains on assets sold was the result of an increase in the amount of loans and securities sold during the period. The decrease in fees and service charges was primarily the result of a decrease in servicing fees on loans. The increase in rental income was attributable to the short term rental of real estate owned. The decrease in other miscellaneous income was attributable primarily to decreased other loan income.

(continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations




Total Other Expense. Other expense increased to $4,564,874 for the nine-month period ended September 30, 2001, from $4,358,012 for the same period in 2000. Compensation and benefits decreased to $2,243,985 in 2001, from $2,388,152 in 2000 due to a decrease in staff as a result of the closure of Vantage Mortgage. Occupancy and equipment expense increased by $19,761 in 2001, to $789,764 due to an increase in overall square footage rented as a result of the growth of the Company, however this increase was offset to a large extent by the relocation of the Company's executive and administrative personnel from the Winter Park office to new quarters in Sanford which have a lower rental cost. Data Processing expense increased by $39,910 due to an increase in the number of deposit accounts. Professional fees increased by $76,259, as a result of increased professional and regulatory fees, resulting primarily from the growth of the Company and consultants hired to manage the conversion of the Bank to a new data servicer.. FDIC Insurance expense increased by $6,661, as a result of the growth in deposits in the Bank. Other miscellaneous expense increased by $208,438, due primarily to increases in loan expenses related to the increased number of loans originated by the Company and increases in general and administrative expenses resulting from the growth of the Company during the year.

Provision for Income Taxes The income tax provision for the nine months ended September 30, 2001 was $459,779 (an effective rate of 38.0%), compared to $388,665 (an effective rate of 29.8%) for the same period in 2000. The accrual rate for taxes was adjusted in 2000 as a result of the recapture of a portion of the deferred tax asset in 2000.






              (The remainder of this page left intentionally blank)












(continued)

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         None

Item 2. Changes in Securities and Use of Proceeds

         None

Item 3. Defaults upon Senior Securities

         None

Item 4. Submission of Matters to a Vote of Shareholders

         None

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

        Form  8-K -  Changes  in  Registrant's  Certifying  Accountant  -  Filed
        10-09-01
        Form 8-K - Changes in Registrant's Certifying Accountant with Exhibit - Filed 10-10-01

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   FEDERAL TRUST CORPORATION
                                   (Registrant)

Date:   November 09, 2001            By: /s/ Aubrey H. Wright, Jr.
    -------------------------        ----------------------------
                                            Aubrey H. Wright, Jr.
                                            Chief Financial Officer and duly
                                            authorized Officer of the Registrant












(continued)