Form 10KSB
period 2001-12-31
FEDERAL TRUST CORP
filed 2002-03-29
CIK 842640

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549-1004

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001      Commission File Number 33-27139

                            FEDERAL TRUST CORPORATION
             (Exact name of registrant as specified in its charter)

      Florida                                                    59-2935028
-------------------                                           ----------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

312 West 1st Street
Sanford, Florida                                                    32771
-----------------                                                 ----------
(Address of principal                                             (Zip Code)
executive office)

       Registrant's telephone number, including area code: (407) 323-1833
        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for the fiscal year ended December 31, 2001: $22,333,772

The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant (3,566,237 shares) on March 22, 2002, was approximately $14,799,881. The average bid and ask price of Registrant's common stock on March 22, 2002 was $4.15 per share. For the purposes of this response, directors, officers and holders of 5% or more of the Registrant's common stock are considered the affiliates of the Registrant at that date

The number of shares outstanding of the Registrant's common stock, as of March 22, 2002: 5,492,782 shares of $.01 par value common stock.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.  YES  X   NO
                       ---     ---

                      DOCUMENTS INCORPORATED BY REFERENCE:

1. Portions of the Proxy Statement for the 2002 Annual Meeting of Shareholders filed electronically with the Securities and Exchange Commission on April 5, 2002. (Part III)

                                TABLE OF CONTENTS

Consolidated - Federal Trust Corporation and Subsidiary ("Registrant").

                                                                                     Page Number
                                                                                     -----------
PART I
Item 1   Business...............................................................          3
Item 2   Properties.............................................................          24
Item 3   Legal Proceedings......................................................          25
Item 4   Submission of Matters to a Vote of Security Holders....................          25


PART II
Item 5   Market for Common Equity and Related  Stockholder Matters                        25
Item 6   Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                    25
Item 7   Financial Statements and Supplementary Data............................          32
Item 8   Changes in and disagreements with Accountants on Accounting and
         Financial Disclosure                                                             63


PART III
Item 9   Directors and Executive Officers of the Registrant:....................          63 (1)
Item 10  Executive Compensation.................................................          63 (1)
Item 11  Security Ownership of Certain Beneficial Owners and Management.........          63 (1)
Item 12  Certain Relationships and Related Transactions.........................          63

PART IV
Item 13  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......          64


-----------------------------------------------------

(1)  The  material  required  by Items 9 through  11 is hereby  incorporated  by
     reference  from  Registrant's  definitive  Proxy  Statement,   pursuant  to
     Instruction E3 of Form 10-KSB.

                                     PART I

                                ITEM 1. BUSINESS

General

Federal Trust Corporation ("Federal Trust") was organized in February 1989 for the purpose of becoming the unitary savings and loan holding company of Federal Trust Bank (the "Bank"), a federally-chartered stock savings bank. Federal Trust, the Bank and the Bank's subsidiaries are collectively referred to herein as the "Company". The Company's headquarters are currently located in Sanford, Florida. Federal Trust conducts business as a savings and loan holding company, and its principal asset is the capital stock of the Bank. As a savings and loan holding company, Federal Trust has greater flexibility than the Bank to diversify and expand its business activities, either through newly formed subsidiaries or through acquisitions.

Federal Trust is a legal entity separate from the Bank. Federal Trust's executive offices are located at 312 West 1st Street, Sanford, Florida 32771, and its telephone number is (407) 323-1833. The principal sources of Federal Trust's revenues on an unconsolidated basis are undistributed earnings of the Bank. Various regulatory restrictions and tax considerations limit, directly or indirectly, the amount of dividends the Bank can pay to Federal Trust. In addition, federal law restricts the Bank in the making of investments in or loans to Federal Trust or its affiliates. See "Regulation and Supervision."

Subsidiary

The Bank is chartered as a federal-stock savings bank and is primarily engaged in the business of obtaining funds in the form of deposits and Federal Home Loan Bank ("FHLB") advances and investing such funds in permanent loans on residential and to a lesser extent commercial real estate primarily in Florida, in various types of commercial, construction and other loans and in investment securities.

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

Strategy

Our current operating strategy includes residential and commercial real estate, commercial and consumer loan origination, bulk loan/asset purchases and core deposit generation in the local community. Adjustable rate loans are originated and purchased to help us manage our interest rate spreads. The real estate lending emphasis is on origination of residential loans in our market area, retaining loans appropriate for portfolio and selling other originated loans into the secondary market. To the extent possible, we attempt to control interest rates paid on deposits; however, outside factors such as economic, environmental, competitive and liquidity needs will have an effect on the cost of deposits. Our principal sources of earnings are currently interest on loans, securities, and overnight deposits, fees on checking accounts and sales of loans held for sale. Our principal expenses are interest paid on deposits and other borrowings and operating expenses.

Market Area and Competition

The Company has offices in Sanford, Winter Park and New Smyrna Beach, Florida. Winter Park, a city of 25,000 residents, located approximately 7 miles northeast of downtown Orlando, in the heart of the greater metropolitan Orlando area which encompasses Orange, Seminole, Lake, and Osceola Counties in central Florida. The total population of the four County area is estimated at 1.562 million, with the majority in Orange and Seminole Counties. Sanford, which is located approximately 12 miles northeast of corporate headquarters office in Winter Park, and is the second largest city in Seminole County with a population estimated at 36,000. The Company's administrative and operation offices are in Sanford. New Smyrna Beach is located in Volusia County on the Atlantic Ocean approximately 33 miles northeast of our Sanford office.

Our primary market area is northeast Orange County, Seminole County and southeast Volusia County, and to a lesser extent Lake and Osceola Counties. Although best known as a tourist destination, with over 20 million visitors a year, the Central Florida area has become a center for industries such as aerospace and defense, electro-optics and lasers, computer simulated training, computer networking and data management. In addition, motion picture production, professional and amateur sports, and distribution make the local economy more diverse each year. Many companies, including some in the Fortune 500, have chosen the greater Orlando area as a base for corporate, regional, and divisional headquarters. The area is also home to the University of Central Florida with an enrollment of 36,000, one of the fastest growing schools in the state university system, as well as Valencia Community College and Seminole Community College whose combined enrollment exceeds 85,000. Winter Park is home to Rollins College, the oldest college in Florida founded in 1885.

The Company experiences substantial competition in attracting and retaining deposits and in lending funds. The primary factor in competing for deposits is interest rates. Direct competition for deposits comes from other savings institutions, commercial banks and nontraditional financial service providers, including insurance companies, consumer finance companies, brokerage houses and credit unions. Additional significant competition for deposits comes from corporate and government securities and money market funds. The primary factors in competing for loans are interest rates and loan origination points. Competition for origination of real estate loans normally comes from other savings institutions, commercial banks, mortgage bankers, insurance companies and real estate investment trusts.

Consolidation within the banking industry, and in particular within Florida, has been dramatic over the past eight years. As of September 30, 2001, the four largest banking institutions in the state controlled approximately 50% of the bank deposits. In 1980, the four largest controlled less than 33% of the deposits.

Geographic deregulation also has had a material impact on the banking industry. Legislation in Florida and on the national level has removed most of the final barriers to interstate banking. Under Florida Law, bank holding companies are permitted to acquire existing banks across state lines. A bank holding company may now consolidate its interstate subsidiary banks into branches and merge with a bank in another state, depending on state laws.

Lending Activities

General. Until recently, our primary lending activity is the acquisition and the origination of government insured or guaranteed or conventional loans for the purchase or construction of residential real property, which loans are secured by first liens on such property. Conventional loans are loans which are not insured by the Federal Housing Administration ("FHA") or partially guaranteed by the Veterans Administration ("VA"). Within this category, the largest portion of our loans are made to homeowners on the security of single-family dwellings. As part of our corporate strategy more emphasis is being placed on making commercial real estate, commercial business, and U.S. Small Business Administration ("SBA") guaranteed business loans. To a lesser extent, we also make home equity, and other consumer loans.

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

Short-term balloon mortgage loans are sometimes used to allow borrowers the option of waiting until interest rates are more favorable for a long term fixed rate loan. If interest rates rise, these loans may require renewals if borrowers fail to qualify for a long term fixed rate loan at maturity and there is no assurance that a borrower's income will be sufficient to service the renewal. Management recognizes the risks associated with this type of lending, but we believe that the policies and procedures that we have in place lowers the general risk.

Loan Portfolio Composition. Our net loan portfolio, which is total loans plus premiums paid for loans purchased less loans in process, deferred loan origination fees and costs and allowance for loan losses, totaled $264.2 million at December 31, 2001, representing 86% of total assets at such date. At December 31, 2000, our net loan portfolio was $222.9 million.

Residential mortgage loans, not including construction loans, still comprise the largest group of loans in our loan portfolio, amounting to $203.9 million or 74.3% of the total loan portfolio at December 31, 2001. We offer fixed rate and ARM loans for up to 30 years. As of December 31, 2001, approximately 71.8% of these loans were ARM loans and 28.2% of these loans were fixed-rate. Fixed-rate loans are generally sold in the secondary market.

Commercial real estate loans, including land loans, amounted to $29.0 million or 10.6% of the total loan portfolio at December 31, 2001. Commercial real estate loans consist of $23.5 million of loans secured by other non-residential property and $5.5 million of loans secured by undeveloped land as of December 31, 2001. At December 31, 2001, consumer and other loans, consisting of installment loans and savings account loans, amounted to $6.2 million or 2.3% of the total loan portfolio.

Commercial loans at December 31, 2001, amounted to $3.1 million, or 1.1% of total loans. Commercial loans are generally secured by the assets of the borrower including accounts receivable, inventory, and fixed assets, including company owned real estate. The majority of commercial loans are also guaranteed by the owners.

The following table sets forth information on our loan portfolio by type.

                                                                         At December 31,
                                    ------------------------------------------------------------------------------------------------
                                        2001               2000               1999               1998               1997
                                    ------------------------------------------------------------------------------------------------

                                            Percent            Percent            Percent            Percent            Percent
                                    Amount  of Total    Amount of Total    Amount of Total    Amount of Total    Amount of Total
                                    ------  --------    ------ --------    ------ --------    ------ --------    ------ --------
                                                                     (Dollars in thousands)
Mortgage loans:
   Permanent                       $ 232,919   84.9%  $ 192,730   82.5%  $ 162,118   82.6%  $ 141,518   88.8%  $ 117,279   94.7%
   Construction                       32,213   11.7      35,014   15.0      31,518   16.1      15,332    9.6       4,715    3.8
                                      ------   ----      ------   ----      ------   ----      ------    ---       -----    ---

     Total mortgage loans            265,132   96.6     227,744   97.5     193,636   98.6     156,850   98.4     121,994   98.5

Consumer and other loans               6,235    2.3       4,436    1.9       2,676    1.3       2,242    1.4       1,316    1.1
Commercial loans                       3,078    1.1       1,505    0.6           -      -         354    0.2         490    0.4
                                       -----    ---       -----    ---       -----    ---         ---    ---         ---    ---

     Total loans                     274,445  100.0%    233,685  100.0%    196,312  100.0%    159,446  100.0%    123,800  100.0%

Add (deduct):
   Loans in process                  (10,813)           (10,885)            (9,967)            (7,590)            (2,138)
   Net premiums, discounts,
     deferred fees and costs           2,320              1,729              1,753              1,348              1,357
   Allowance for loan losses          (1,765)            (1,634)            (1,438)            (1,136)            (1,110)
                                      ------             ------             ------             ------             ------

Net loans                          $ 264,187          $ 222,895          $ 186,660          $ 152,068          $ 121,909
                                   =========          =========          =========          =========          =========


Contractual Repayments. Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of loans is substantially less than their average contractual terms because of prepayments. In addition, due-on-sale clauses on loans generally give the Company the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgages are substantially higher than current mortgage loan rates. As of December 31, 2001, the Company had $32.2 million in construction loans, all of which mature in one year or less.

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

Our loan portfolio consists of purchased and originated loans. When loans are acquired in the secondary market, we generally purchase loan packages of $2.0 million to $30.0 million of single family residential mortgages, which, to the extent available, are seasoned ARM loans. While we prefer to purchase loan packages comprised of Florida real estate, because of pricing and the limited number of Florida loan packages that are available, we also purchase packages of loans outside of Florida. The loan packages undergo an individual loan underwriting review prior to purchase.

Loans that we originate are generally on real estate located in our primary lending area of central Florida. Sources for residential mortgage loan originations include direct solicitation by employed loan originators, depositors, other existing customers, advertising and referrals from real estate brokers, mortgage brokers and developers. Our residential mortgage loans are originated in accordance with written underwriting standards approved by the Board of Directors. Most fixed rate loan originations are eligible for sale to Fannie Mae and other investors in the secondary market. On occasion, we have also sold whole loans and loan packages.

Consumer loan originations are attributable largely to depositors and walk-in customers and referrals, while commercial, commercial real estate loan originations are primarily attributable to Bank loan officers and, to a lesser extent, by brokers, walk-in customers, and referrals. All of the Bank's loan applications are evaluated by the Bank's staff at the administrative and operations office in Sanford to ensure compliance with the our underwriting standards. See "Lending Activities - Loan Portfolio Composition - Loan Underwriting Policies."

The following table sets forth the amount of loans originated, purchased, sold and repaid during the periods indicated (in thousands).

                                                                       For the Year Ended December 31,
                                                         ---------------------------------------------------------
                                                             2001        2000        1999        1998       1997
                                                             ----        ----        ----        ----       ----
Originations:
    Real estate loans:
      Loans on existing property                         $  70,969   $  56,575    $ 29,804    $  19,238  $  10,405
      Constructions loans                                   64,437      41,513      22,670       10,168      2,758
                                                            ------      ------      ------       ------      -----

         Total real estate loans                           135,406      98,088      52,474       29,406     13,163
                                                           -------      ------      ------       ------     ------

      Commercial loans                                       5,751      14,834       9,311        3,223      2,308
      Consumer and other loans                               2,469       2,161       1,108        1,387        694
                                                             -----       -----       -----        -----        ---

         Total loans originated                            143,626     115,083      62,893       34,016     16,165

    Purchases                                               53,933      61,858      55,177       51,266     23,675
                                                            ------      ------      ------       ------     ------

      Total loans originated and purchased                 197,559     176,941     118,070       85,282     39,840

    Sales and principal repayments
      Loans sold                                           (34,275)    (29,882)    (30,431)      (9,250)    (2,241)
      Principal repayments                                (122,524)   (109,686)    (50,773)     (40,386)   (28,796)
                                                          --------    --------     -------      -------    -------

         Total loans sold and principal repayments       $(156,799)  $(139,568)   $(81,204)   $ (49,636) $ (31,037)
                                                         =========   =========    ========     ========   ========

    Increase in total loans (before net items)           $  40,760   $  37,373    $ 36,866    $  35,646  $   8,803
                                                         =========     =======     =======      =======     ======

Loan Underwriting. Lending activities are subject to strict underwriting standards and loan origination procedures prescribed by our Board of Directors and management. Loan applications are obtained to determine the borrower's ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. Our lending policy for real estate loans generally requires that collateral be appraised by an independent, outside appraiser approved by the Board of Directors.

Loans are approved at various management levels up to and including the Board of Directors. Loan approvals are made in accordance with a "Chart of Delegated Authority" approved by our Board of Directors. Generally, loans less than $275,000 are approved by authorized officers or underwriters. Loans in excess of $275,000 to $1,000,000 require the concurrence of two or more authorized officers. Loans over $1,000,000 require approval by the Loan Committee or Board of Directors.

To ensure that underwriting standards and loan policies are being followed, an internal and an external loan review process has been put in place.

General lending policies. Our policy for real estate loans is to have a valid mortgage lien on real estate securing a loan and to obtain a title insurance policy, which insures the validity and priority of the lien. Borrowers must also obtain hazard insurance policies prior to closing, and when the property is in a flood prone area, flood insurance is required.

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

The maximum amount that we could have been loaned to one borrower and the borrower's related entities at December 31, 2001, was approximately $2.9 million. We have no loans in our portfolio that exceed our loans to one borrower limit.

Federal regulations also permit us to invest, in the aggregate, up to four times our regulatory capital in loans secured by non-residential or commercial real estate. At December 31, 2001, this limit allowed us to invest in non-residential or commercial real estate loans in an aggregate amount up to $78.6 million. At such date, we had $29.0 million in loans secured by non-residential or commercial real estate.

Income from Lending Activities/Loan Servicing. Fees are earned in connection with loan commitments and originations, loan modifications, late payments, assumptions related to changes of property ownership and for miscellaneous services related to loans. We also receive fees for servicing loans owned by others. At December 31, 2001, we were servicing $139.8 million in loans for other institutions, which produced $335,627 in servicing income. Income from these activities varies from period to period with the volume and type of loans originated, sold and purchased, which in turn is dependent upon prevailing mortgage interest rates and their effect on the demand for loans in the Company's market area.

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

Non-performing Loans and Foreclosed Assets. When a borrower fails to make a required payment on a loan, the Company attempts to collect the payment by contacting the borrower. If a payment on a loan has not been received by the end of a grace period (usually 15 days from the payment due date), notices are sent at that time, with follow-up contacts made thereafter. In most cases, the delinquencies are cured promptly. If the delinquency exceeds 90 days and is not cured through normal collection procedures, more formal measures are instituted to remedy the default, including the commencement of foreclosure proceedings.

If foreclosure is effected, the property is sold at a public auction in which we may participate as a bidder. If we are the successful bidder, the acquired real estate property is then included in our "foreclosed assets" account until it is sold. Under federal regulations, we are permitted to finance sales of foreclosed assets by "loans to facilitate", which may involve more favorable interest rates and terms than generally would be granted under our underwriting guidelines. At December 31, 2001, the Company had no loans to facilitate.

Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued, but unpaid interest is deducted from interest income. Our policy is to not accrue interest on loans past due 90 days or more.

Real estate acquired as a result of foreclosure or by deed-in-lieu of foreclosure is classified as foreclosed assets until it is sold. When property is acquired, it is recorded at the lower of cost or fair value less costs to sell at the date of acquisition and any write-down resulting therefrom, is charged to the allowance for losses on loans.

The following table sets forth certain information regarding our non-accrual loans and foreclosed assets, the ratio of such loans and foreclosed assets to total assets as of the date indicated, and certain other related information. There were no troubled debt restructuring or accruing loans more than 90 days delinquent at any of the dates presented (dollars in thousands).


                                                                              At December 31,
                                                         ----------------------------------------------------------
                                                             2001        2000        1999        1998       1997
                                                             ----        ----        ----        ----       ----
Non-accrual loans:
   Real estate:
     Construction loans                                  $    418    $    248     $     -     $     -     $    -
     Residential loans                                      2,629       1,999       2,027       1,359      1,283
     Commercial loans                                         481         773         629           -          -
                                                              ---         ---         ---          --         --


Total real estate                                           3,528       3,020       2,656       1,359      1,283
                                                            -----       -----       -----       -----      -----


   Commercial loans                                            39           -           -           -          -
   Consumer and other loans                                    22          23           -           1          -
                                                               --          --          --          --         --


Total non-accrual loans                                  $  3,589    $  3,043     $ 2,656     $ 1,360    $ 1,283
                                                         ========    ========     =======     =======    =======


Total non-accrual loans to total loans                        1.3%        1.4%        1.4%        0.9%       1.0%
                                                              ===         ===         ===         ===        ===

Total non-accrual loans to total assets                       1.1%        1.2%        1.3%        0.8%       0.9%
                                                              ===         ===         ===         ===        ===

Total allowance for loss to total non-accrual loans          49.2%       53.7%       54.1%       83.5%      86.5%
                                                             ====        ====        ====        ====       ====


Foreclosed assets:
   Real estate acquired by foreclosure                   $    714    $    431     $   295     $ 1,107    $ 1,390
                                                         ========    ========     =======     =======    =======

     Total foreclosed assets                             $    714    $    431     $   295     $ 1,107    $ 1,390
                                                         ========    ========     =======     =======    =======

     Total non-accrual loans and foreclosed assets to
        total assets                                          1.4%        1.4%        1.4%        1.4%       1.9%
                                                              ===         ===         ===         ===        ===

If the non-accrual loans at December 31, 2001, had been current in accordance with their original terms for the entire year (or from the date of origination if originated during such period), the total interest income on such loans for the period ended December 31, 2001, would have been increased $285,228.

At  December  31,  2001,   non-accruing   construction   loans  consisted  of  9
construction loans totaling $738,712. Such loans have an average balance of $82,079 and no loan exceeds $127,471. The $2.5 million of non-accruing single-family residential permanent loans at December 31, 2001, consists of 45 loans. Such loans have an average loan balance of approximately $54,527 and no loan exceeded $185,830.

At December 31, 2001, there was one non-accruing commercial real estate loan secured by an office building with a loan balance of $133,198, and one non-accruing land loan with a loan balance of $408,165. Non-accruing commercial, consumer and other loans consisted of 3 loans totaling $21,951. Such loans have an average balance of $7,317 and no loan exceeds $18,664.

The $713,717 in foreclosed assets, is comprised of 8 loans, all of which were single family properties with an average balance of $89,215.

Provisions for Loan Losses

A provision for loan losses is generally charged to operations based upon management's evaluation of the losses in our loan portfolio. During 2001, management charged $540,000 to our provision for loan losses.

During 2001, our net loans increased by $41.3 million. Although we believe that our present allowance for loan losses is adequate as of December 31, 2001, the provisions are based on the current and currently anticipated future operating conditions, thereby causing these estimates to be susceptible to changes that could result in a material adjustment to results of operations in the near term. The amount needed in the allowance for loan losses is based on the particular circumstances of the individual non-performing loans, including the type, amount, and value of the collateral, if any, and the overall composition and amount of the performing loans in the portfolio at the time of evaluation, and, as a result, will vary over time. Although more emphasis is being placed on commercial real estate and SBA loans, the composition of our loan portfolio continues to be concentrated primarily on residential mortgage loans, which tend to have a lower risk of loss. Recovery of the carrying value of loans is dependent to a great extent on economic, operating and other conditions that may be beyond the Bank's control. Therefore, actual losses in future periods could differ materially from amounts provided in the current period and could result in a material adjustment to operations.

The allowance for loan losses at December 31, 2001 was $1,764,520, or 49.2% of non-performing loans and .67% of total loans net of LIP compared to $1,634,259, or 53.7% of non-performing loans and .73% of total loans net of LIP at December 31, 2000. The allowance at December 31, 2001 consisted of reserves for the performing loans in the portfolio and reserves against certain loans based on management's evaluation of these loans. During 2001, a portion of the reserves was utilized to write down the loans when they became real estate owned and were subsequently sold. The higher level of reserves at December 31, 2001, reflects the increase in total loans outstanding during 2001. As the amount of commercial loans in the portfolio increases an overall higher level of reserves will be required.

In addition to the continuing internal assessment of the loan portfolio, our loan portfolio is also subject to examination by the OTS.

During 2001, our total non-accrual loans increased by approximately $546,000.

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

Specific allowances are provided in the event that the specific collateral analysis on each classified loan indicates that the probable loss upon liquidation of collateral would be in excess of the general percentage allocation. The provision for loan losses is debited or credited in order to bring the allowance for loan losses to the required level as determined above.

Although we believe that we use the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to our allowance for loan losses will be the result of periodic loan, property, and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance level based upon their judgment of the information available to them at the time of their examination.

The following table sets forth information with respect to our allowance for loan losses during the periods indicated. The allowances shown in the table below should not be interpreted as an indication that charge-offs in future periods will occur in these amounts or proportions or that the allowance indicates future charge-off amounts or trends (dollars in thousands).

                                                                  As of The Year Ended December 31,
                                                       ---------------------------------------------------------
                                                             2001        2000        1999        1998       1997
                                                             ----        ----        ----        ----       ----

Average loans outstanding, net of LIP                    $ 242,569   $ 212,567    $ 176,152   $ 135,617  $ 113,472

Allowance at beginning of year                               1,634       1,438        1,136       1,111      1,533
                                                             -----       -----        -----       -----      -----
Charge-offs:
     Residential real estate loans                            (211)       (150)         (36)       (163)         -
     Construction loans                                        (27)          -            -           -          -
     Commercial real estate loans                                -           -           (3)          -       (479)
     Commercial loans                                         (188)          -            -           -          -
     Consumer and other loans                                    -           -            -           -        (50)
                                                             -----       -----        -----       -----      -----

     Total loans charged-off                                  (426)       (150)         (39)       (163)      (529)

Recoveries                                                      17          17           21          23         14
                                                             -----       -----        -----       -----      -----
Net charge-offs                                               (409)       (133)         (18)       (140)      (515)

Provision for loan losses                                      540         329          320         165         93
                                                             -----       -----        -----       -----      -----
Allowance at end of year                                 $   1,765   $   1,634    $   1,438   $   1,136  $   1,111
                                                         =========   =========    =========   =========  =========


Ratio of net charge-offs to average loans outstanding          .17%       0.06%        0.01%       0.10%      0.45%
                                                               ===        ====         ====        ====       ====

Ratio of allowance to period-end total loans, net of LIP       .67%       0.73%        0.77%       0.75%      0.91%
                                                               ===        ====         ====        ====       ====

Period-end total loans, net of LIP                       $ 264,088   $ 222,800    $ 186,660   $ 152,068  $ 121,909
                                                         =========   =========    =========   =========  =========


The following table represents information regarding the Company's total allowance for losses, as well as the allocation of such amounts to the various categories of loans (dollars in thousands).

                                                                   As of The Year Ended December 31,
                                   -------------------------------------------------------------------------------------------------
                                         2001               2000              1999               1998               1997
                                   -------------------------------------------------------------------------------------------------
                                            Percent of         Percent of         Percent of         Percent of         Percent of
                                             Loans to           Loans to           Loans to           Loans to           Loans to
                                              Total              Total              Total               Total             Total
                                    Amount    Loans     Amount   Loans     Amount   Loans     Amount    Loans    Amount   Loans
                                    ------    -----     ------   -----     ------   -----     ------    -----    ------   -----
Residential real estate
   loans                           $   983    80.0%    $   723   85.4%    $   713   87.9%    $   502    87.7%   $   414   86.5%
Commercial real estate
   loans (including multi-
   family and land loans)              342    16.4         750   12.1         550   10.7         431    11.4        434   12.0
All other loans                         98     3.6         161    2.5         175    1.4         203     0.9        263    1.5
                                        --     ---         ---     ---        ---    ---         ---     ---        ---    ---

Total allowance for loan
   losses                          $ 1,765   100.0%    $ 1,634  100.0%    $ 1,438  100.0%    $ 1,136   100.0%   $ 1,111  100.0%
                                   =======   =====     =======  =====     =======  =====     =======   =====    =======  =====

Mortgage-Backed Securities

We purchase mortgage-backed securities, which are guaranteed as to principal and interest by FNMA, an agency of the Federal government. The securities are permissible investments for a savings institution and were acquired primarily for their liquidity, yield, and credit characteristics. Such securities may be used as collateral for borrowings. The mortgage-backed securities that were purchased are backed by adjustable rate mortgage loans. At December 31, 2001, these securities totaled $7,495,638.

Investment Activities

During 2001, we purchased municipal bonds and corporate equity securities. At December 31, 2001, the Company did not have any securities pledged to the FHLB as collateral under its short-term credit agreement.

The following table sets forth the carrying value of our total investments and liquidity as of the dates indicated (in thousands).

                                                   December 31,
                                           ---------------------------
                                           2001        2000       1999
                                           ----        ----       ----
Short-term investments:
   Interest-bearing deposits            $ 8,608     $ 2,911    $ 4,470

Debt securities:
   FHLB note                                  -       6,687      6,571
   Municipal bonds                        2,097           -          -

Mortgage-backed securities                7,496       1,389      1,921

Equity securities:
   FHLB stock                             3,075       2,525      1,960
   Corporate preferred stock              4,335           -          -
                                          -----       -----      -----

Total investment portfolio              $25,631     $13,512    $14,922
                                        =======     =======    =======

Impact of Interest Rates on the Investment Portfolio

During early 2001 interest rates decreased as the Federal Reserve began to decrease short term interest rates. As interest rates began to decrease and loan demand began to slow as a result of the slowing national economy, we purchased mortgage-backed securities, municipal bonds, and corporate preferred stock as an alternative to loans. As interest rates continued to decline in late 2001, we sold the FHLB note we owned at a profit. All investments in our investment portfolio are classified as available-for-sale. At December 31, 2001, the Company had unrealized pre-tax losses of $235,623, as compared to $509,769 at December 31, 2000.

As a condition of our membership in the Federal Home Loan Bank of Atlanta we are required to own the FHLB stock. The other investments in the portfolio, with the exception of the preferred stock, are eligible for inclusion in our liquidity base in meeting our regulatory liquidity requirement.

Sources of Funds

General. Deposits are our primary source of funds for use in lending and for other general business purposes. In addition to deposits, funds are obtained from normal loan amortization and prepayments and from operations. Contractual loan payments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general market interest rates and economic conditions. Borrowings are also used on a short-term basis to compensate for seasonal or other reductions in normal sources of funds. Borrowings may also be used on a longer term basis to support expanded lending or investment activities. At December 31, 2001, we had $15.0 million in FHLB Advances outstanding, which are due in one year or less.

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

Deposits have generally been obtained from residents in our primary market area and, to a lesser extent, nationwide, via brokers and a computer network. The principal methods used to attract "in market" deposit accounts have included offering a wide variety of services and accounts, competitive interest rates and convenient office locations, including access to automated teller machines ("ATMs") and Internet Banking. We currently operate three ATM's and our customers also have access to the Star(R) (previously Honor) and other shared ATM networks. We also offer customers Internet Banking with access to their accounts, funds transfer, and bill paying. On occasion we utilize brokered deposits and also some negotiated rate certificates of deposit less than $100,000 acquired through the CD Network(R), which electronically allows us to display its rates on certificates to individual investors nationwide. Our personnel then deal directly with investors who telephone or write for information concerning certificates of deposit.

The following table shows the distribution of, and certain other information relating to, our deposits by type as of the dates indicated.

                                                                   At December 31,
                                            -------------------------------------------------------------------
                                               2001                      2000                       1999
                                               ----                      ----                       ----
                                                       Percent of             Percent of            Percent of
                                               Amount    Deposits      Amount   Deposits     Amount   Deposits
                                               ------    --------      ------   --------     ------   --------
Noninterest-bearing checking
   accounts                                 $   5,135        2.3%   $   2,677       1.5%  $   2,266       1.5%
Regular savings accounts                        1,923        0.8        2,032       1.1         977       0.6
Money-market accounts                          32,368       14.4       14,479       8.0      15,159       9.9
NOW accounts                                    1,348        0.6        3,108       1.7       2,709       1.8
                                                -----        ---        -----       ---       -----       ---

   Subtotal                                    40,774       18.1       22,296      12.3      21,111      13.8
                                               ------       ----       ------      ----      ------      ----

Time deposits:
   2.00% to 2.99%                              26,283       11.7            -         -           -         -
   3.00% to 3.99%                              33,585       14.9            -         -           -         -
   4.00% to 4.99%                              69,515       30.8        4,671       2.6      33,432      21.8
   5.00% to 5.99%                              31,206       13.8       10,894       6.0      81,548      53.1
   6.00% to 6.99%                              22,669       10.1      119,891      65.9      17,421      11.3
   7.00% to 7.99%                               1,368        0.6       24,084      13.2           -         -
                                                -----        ---       ------      ----         ---       ---

   Total time deposits                        184,626       81.9      159,540      87.7     132,401      86.2
                                              -------       ----      -------      ----     -------      ----

   Total deposits                           $ 225,400      100.0%   $ 181,836     100.0%  $ 153,512     100.0%
                                            =========      =====    =========     =====   =========     =====

The following table shows the average amount of and the average rate paid on each of the following categories during the periods indicated.

                                                                        At December 31,
                                            -----------------------------------------------------------------------
                                               2001                           2000                          1999
                                            -----------------------------------------------------------------------
                                              Average     Average     Average    Average    Average    Average
                                              Balance      Rate       Balance     Rate      Balance     Rate
                                              -------      ----       -------     ----      -------     ----
Money-market, NOW and noninterest-
   bearing checking accounts                $  28,110       2.93%   $  18,825     3.21%   $  19,884      3.18%
Regular savings                                 1,269       4.33        2,186     4.09          947      2.53
Time deposits                                 166,453       5.76      146,858     6.06      122,689      5.18
                                              -------       ----      -------    -----      -------     -----

Total deposits                              $ 195,832       5.35%   $ 167,869     5.72%   $ 143,520      4.89%
                                              =======       ====      =======     ====      =======      ====

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

We periodically review the rates offered by other deposit institutions in our market area and make adjustments to the rates we offer to be competitive with such institutions. Our deposits increased to $225.4 million at December 31, 2001, from $181.9 million at December 31, 2000.

The following table sets forth jumbo certificates of $100,000 and over, maturing as follows (in thousands):

                                                           As of
                                                        December 31,
                                                            2001
                                                            ----

       Due three months or less                          $   9,433
       Due over three months to six months                  14,290
       Due over six months to one year                      30,262
       Due over one year                                    20,539
                                                           -------

                                                         $  74,524
                                                         =========

Borrowings. The Company is permitted to obtain advances from the FHLB of Atlanta, upon the security of the capital stock of the FHLB of Atlanta that we own and certain of our home mortgage loans and other assets (principally, securities which are obligations of, or guaranteed by, the U.S. government or agencies thereof), provided certain standards related to creditworthiness have been met. Such advances may be made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities, and the FHLB of Atlanta prescribes the acceptable uses to which the advances pursuant to each program may be made as well as limitations on the size of such advances. Depending on the program, such limitations are based either on a fixed percentage of our regulatory capital, our liability for shares and deposits, or on the FHLB's assessment of our creditworthiness. The FHLB is required to review its credit limitations and standards at least once every six months. Prepayment of FHLB of Atlanta advances would incur prepayment penalties. At December 31, 2001, we had $50.0 million in borrowings outstanding.

The following is an analysis of the advances from the FHLB:

Amount outstanding at December 31, 2001:

      Maturity Date           Rate           Amount               Type
      -------------           ----           ------               ----

      01/07/02                2.56%        $ 5,000,000           Fixed Rate
      12/05/02                6.39           5,000,000           Fixed Rate
      12/27/02                5.95           5,000,000           Fixed Rate
      01/22/03                5.45           5,000,000           Fixed Rate
      12/05/03                6.39           5,000,000           Fixed Rate
      12/05/11 *              3.73          25,000,000           Fixed Rate
                              ----          ----------

                              4.54%       $ 50,000,000
                              ====          ==========

* FHLB has a one time call option in 2004.

Amount outstanding at December 31, 2000:


      Maturity Date           Rate           Amount                Type
      -------------           ----           ------                ----

      01/04/01                6.48%       $  5,000,000           Fixed Rate
      12/04/01                6.35           1,500,000            Variable
      03/05/01                5.96           5,000,000           Fixed Rate
      03/17/01                6.70           5,000,000           Fixed Rate
      06/13/01                7.11          10,000,000           Fixed Rate
      12/05/02                6.39           5,000,000           Fixed Rate
      12/27/02                5.95           5,000,000           Fixed Rate
      12/05/03                6.39           5,000,000           Fixed Rate
                              ----           ----------

                              6.51%       $ 41,500,000
                              ====          ==========

Variable rate advances reprice daily and may be repaid at any time without penalty. Fixed rate advances incur a prepayment penalty if repaid prior to maturity, and the interest rate is fixed for the term of the advance.

                             Amounts Outstanding at:
     --------------------------------------------------------------------------
                   2001                                    2000
     ----------------------------------     -----------------------------------
     Month-End     Rate        Amount       Month-End      Rate       Amount
     ---------     ----        ------       ---------      ----       ------

     01/31/01      6.33%     45,000,000     01/31/00       5.98%     35,200,000
     02/28/01      6.26      49,500,000     02/29/00       5.98      47,200,000
     03/31/01      5.92      54,500,000     03/31/00       6.23      45,300,000
     04/30/01      5.89      48,000,000     04/30/00       6.20      43,800,000
     05/31/01      5.85      48,000,000     05/31/00       6.19      40,000,000
     06/30/01      4.34      56,000,000     06/30/00       6.41      41,000,000
     07/31/01      5.04      48,000,000     07/31/00       6.49      47,000,000
     08/31/01      4.99      47,500,000     08/31/00       6.48      45,500,000
     09/30/01      4.99      37,500,000     09/30/00       6.45      42,500,000
     10/31/01      4.23      53,500,000     10/31/00       6.45      43,000,000
     11/30/01      3.98      55,500,000     11/30/00       6.50      49,500,000
     12/31/01      4.54      50,000,000     12/31/00       6.51      41,500,000

During the twelve-month periods ended December 31, 2001 and December 31, 2000, average advances outstanding totaled $48.3 million and $44.4 million at an average rate of 5.13% and 6.39%, respectively.

Advances from the FHLB are collateralized under a blanket floating lien on the Company's qualifying residential mortgage loans and FHLB stock at December 31, 2001.

Expansion Plans

The lease for our corporate headquarters in Winter Park expired on December 31, 2000 and we vacated the premises. In an effort to reduce overhead, we expanded our leased space by 7,000 square feet at the Sanford, Florida facility to accommodate our accounting, operations, lending, and administration functions. We intend to maintain a strong presence in Winter Park and through our new full service branch facility located on Morse Boulevard, which has three drive-in lanes, a drive up ATM, and a three story parking garage. The branch opened for business on December 4, 2000. We are lease approximately 8,193 square feet on two floors of which we are subleasing approximately 3,577 square feet on the second floor. Because of our ability to obtain lower cost office space in Sanford, we decided to sublease our second floor space and move our commercial lending department to Sanford.

On June 22, 2001, we opened a new full-service branch facility in New Smyrna, Florida. The office occupies 1,500 square feet in an active shopping center. The New Smyrna Beach Branch provides us with an additional market from which we should be able to generate lower cost deposits and expand our lending market throughout the Central Florida region.

On February 4, 2002, the Sanford branch office, which originally opened in October 1998, relocated to a new 3,000 square foot facility with three drive-up lanes and a fourth lane which has a drive-up ATM. The new location is next to the building where the branch originally opened and provides our customers with easier access and extended hours.

In February, a transaction was completed in which the Company entered into a 99 year ground lease for a branch site in Casselberry, Florida, which will be the location of a new branch office. The ground lease provides for a one-time payment of rent for the 99-year term and options to purchase the land at any time during the lease term. Pending approval by the OTS and the construction of the facility, the branch is scheduled to open in September, 2002.

At present we are in the process of identifying one additional branch site in our primary market area that would open in 2002.

Employees

At December 31, 2001, Federal Trust had no full-time employees, while the Bank and its subsidiaries had a total of 61 full-time employees. Management considers relations with its employees to be excellent.

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

Other Subsidiaries

At December 31, 2001, Federal Trust had no subsidiaries other than the Bank. The total equity investment at December 31, 2001 was $19.7 million.

Bank Subsidiaries

There are no limits on the amount a savings institution may invest in its operating subsidiaries, either separately or in the aggregate. During 2001, the Bank had two operating subsidiaries, FTB Financial Services, Inc. ("FTBFS") and Vantage Mortgage Services Center, Inc. ("Vantage Mortgage"). FTBFS, which commenced operations in 1996, engages in the business of selling insurance annuities, stocks and bond products. FTBFS had minimal operations in 2001 and 2000. Vantage Mortgage commenced operations on June 1, 1999. Vantage Mortgage originated residential mortgages (FHA and VA) in the Gainesville, Florida market. Vantage ceased operations during March 2001 and dissolved in September 2001. At December 31, 2001, the Bank's investment in FTBFS was $27,858.

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


                           REGULATION AND SUPERVISION

General

Federal Trust, is a registered savings and loan holding company within the meaning of the Home Owners' Loan Act ("HOLA"). Federal Trust and the Bank operate in a highly regulated environment. The Company's business activities, which are governed by statute, regulation and administrative policies, are supervised by a number of federal regulatory agencies, including the OTS, the Federal Deposit Insurance Corporation ("FDIC") and, to a limited extent, the Federal Reserve Board. The following is a brief summary of the more recent legislation which affects Federal Trust and our subsidiaries:

In November 1999, the financial services regulations were significantly reformed with the adoption of the Gramm-Leach-Bliley Act ("GLA"). The GLA provides for the streamlining of the regulatory oversight functions of the various federal banking agencies. Of significance, while the GLA permits bank holding companies that are well managed, well capitalized and that have at least a satisfactory Community Reinvestment Act rating to operate as Financial Holding Companies ("FHC"), it essentially eliminated the unlimited investment authority of a "unitary savings and loan holding company." Savings and loan holding companies are now, for the most part, limited to activities permitted by a bank holding company, a multiple savings and loan holding company, or an FHC.

The GLA also requires financial institutions to permit, with few exceptions, their customers to "opt out" of having their personal financial information shared with nonaffiliated third parties. The GLA bars financial institutions from disclosing customer account numbers to direct marketers and mandates that institutions provide annual disclosure to their customers regarding the institution's privacy policies and procedures. We have chosen to permit our customers to "opt out" if they choose to.

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

The OTS also has established certain rebuttable control determinations. An acquiror must file for approval of control with the OTS, or file to rebut the presumptions before surpassing a rebuttable control level of ownership. To rebut the presumption, the acquiror must file a submission with the OTS setting forth the reasons for rebuttal. The submission must be filed when the acquiror acquires more than 25% of any class of voting stock of the savings bank and when they have any of the control factors enumerated in 12 C.F.R. Section 574.4(c) which include, but are not limited to: (i) the acquiror would be one of the two largest shareholders of any class of voting stock; (ii) the acquiror and/or the acquiror's representative or nominees would constitute more than one member of the savings bank's board of directors; and (iii) the acquiror or nominee or management official of the acquiror would serve as the chairman of the board of directors, chairman of the executive committee, chief executive officer, chief operating officer, chief financial officer, or in any similar policy making authority in the savings bank.

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

Payment of Dividends. To date, the principal source of cash flow of Federal Trust, including cash flow to pay cash dividends, has been dividends from the Bank. There are statutory and regulatory limitations on the payment of dividends by the Bank. The ability of the Bank to pay a dividend to Federal Trust is governed by the OTS's capital distribution regulation. Under the regulation, the Bank may make a capital distribution without the approval of the OTS, provided the OTS is notified 30 days before declaration of the capital distribution. The Bank must also meet the following requirements: (i) it has a regulatory rating in one of the two top examination categories; (ii) it is not of supervisory concern, and will remain adequately or well-capitalized, as defined in the OTS prompt corrective action regulations, following the proposed distribution; and
(iii) the distribution does not exceed our net income for the calendar year-to-date plus retained net income for the previous two calendar years (less any dividends previously paid). If the Bank does not meet the above-stated requirements, it must obtain the prior approval of the OTS before declaring any proposed distributions. The OTS can prohibit a proposed capital distribution by a savings institution, which would otherwise be permitted by the regulation if the OTS determines that such distribution would constitute an unsafe or unsound practice. Federal Trust did not pay a dividend in 2001. Earnings are currently being reinvested to support the Bank's current growth.

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

Similarly, Form 10-QSB must contain information concerning Federal Trust on a quarterly basis. Although Form 10-KSB requires the inclusion of audited financial statements, unaudited statements are sufficient for inclusion on Form 10-QSB. Additionally, any significant non-recurring events that occur during the subject quarter, as well as changes in securities, any defaults and the submissions of any matters to a vote of security holders, must also be reported on Form 10-QSB.

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

Regulation of the Bank

Capital Requirements. Both OTS and FDIC have promulgated regulations setting forth capital requirements applicable to depository institutions. The OTS capital regulations require savings institutions to meet three capital standards: (i) a 1.5% tangible capital ratio (defined as the ratio of tangible capital to adjusted total assets); (ii) a 3% leverage (core capital) ratio (defined as the ratio of core capital to adjusted total assets); and (iii) an 8% risk-based capital standard as defined below. On April 1, 1999, the OTS amended its capital regulation, raising the required leverage (core capital) ratio from 3% to 4%. The Bank's tangible capital, core capital, and risk-based capital ratios at December 31, 2001 were 6.5%, 6.5%, and 11.4%, respectively.

Core capital is defined as common stockholder's equity (including retained earning), certain noncumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries, certain goodwill and certain mortgage servicing rights less certain intangible assets, mortgage servicing rights less certain intangible assets, mortgage servicing rights and investments in nonincludable subsidiaries. Tangible capital is defined in the same manner as core capital, except that all intangible assets (excluding certain mortgage servicing rights) must be deducted. Adjusted total assets is defined as GAAP total assets, minus intangible assets (except those included in core capital). The OTS regulations also require that in calculating the leverage ratio, tangible and risk-based capital standards, savings institution must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank. The Bank currently has only one subsidiary, FTB Financial Services, Inc., which is in the business of selling non-FDIC insured annuities.

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

The OTS incorporated an interest-rate component as part of the calculation of a savings institution's regulatory capital. Savings institutions with "above normal"interest-rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest-rate risk is measured by the decline in the net portfolio value of its assets (i.e. the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates (whichever results in a lower net portfolio value) divided by the estimated economic value of the savings institution's assets, as calculated in accordance with guidelines set forth by the OTS. A savings institution whose measured interest-rate risk exposure exceeds 2% must deduct an interest-rate component in calculating its total capital under the risk-based capital rule. The interest-rate risk component is an amount equal to one-half of the difference between the savings institution's measured interest-rate risk and 2%, multiplied by the estimated economic value of the savings institution's assets. That dollar amount is deducted from the savings institution's total capital in calculating compliance with its risk-based capital requirement. The interest rate-risk rule includes an assessment of exposure to declines in the economic value of a savings institution's capital due to changes in interest rates. Under the rule, there is a three-quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. Each quarter, the OTS calculates a savings institution's interest-rate risk exposure and advises the savings institution of any interest-rate risk capital component resulting from greater than "normal"exposure. The rule also provides that the Director of the OTS may waive or defer a savings institution's interest-rate risk component on a case by case basis. As of December 31, 2001, the Bank's interest rate-risk exposure, according to OTS calculations, would not have been above the threshold requiring an additional capital component.

At December 31, 2001, the Bank met each of its capital requirements. The following table sets forth the regulatory capital calculations of the Bank at December 31, 2001:

                                   Tier I                      Risk-Based
                                    ------                     ----------
                                          Percent                      Percent
                                               of                           of
                             Amount        Assets         Amount        Assets
                             ------        ------         ------        ------

Regulatory capital         $ 19,658          6.5%       $ 21,393         11.4%
Requirement                  12,129          4.0          14,998          8.0
                             ------          ---          ------          ---

Excess                     $  7,529          2.5%       $  6,395          3.4%
                           ========          ===        ========          ===

Standards  for  Safety  and  Soundness.  The  FDICIA,  as  amended by the Reigle
Community Development and Regulatory Improvement Act of 1994, requires each federal banking agency to prescribe for all insured depository institutions and their holding companies standards relating to internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, and compensation, fees and benefits and such other operational and managerial standards as the agency deems appropriate. The OTS and the other federal banking agencies adopted a rule establishing deadlines for the agencies to submit and review safety and soundness compliance plans and Interagency Guidelines Establishing Standards for Safety and Soundness. The guidelines require depository institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution's business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate-risk exposure, and asset growth. The guidelines further provide that savings institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and that they should take into account factors such as compensation practices at comparable institutions. The Interagency Guidelines also include asset quality and earnings standards.

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

The current regular semi-annual SAIF assessments range between 0% - 0.27% of deposits. The Bank's assessment at December 31, 2001, was 3 basis points on deposits.

Qualified Thrift Lender Test ("QTL"). The HOLA requires savings institutions to meet a QTL test. The QTL test, as amended by the FDICIA, requires savings institutions to maintain at least 65% of its "portfolio assets" (as defined by regulation) in qualified thrift investments, primarily residential mortgages and related investments on a monthly basis in nine out of every 12 months.

As of December 31, 2001, the Bank exceeded the QTL test, maintaining 92% of its portfolio assets in qualified thrift investments.

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

The Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Act") eliminated many existing restrictions on interstate banking by authorizing interstate acquisitions of financial institutions by bank holding companies without geographic limitations. Under the Interstate Act, existing restrictions on interstate acquisitions of banks by bank holding companies were repealed. Bank holding companies located in Florida are able to acquire any
Florida-based   bank,   subject  to  certain   deposit   percentage   and  other
restrictions. The legislation also provides that de novo branching by an out-of-state bank is permitted only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state is subject to applicable state branching laws. Florida law permits interstate branching through the acquisition of a bank in existence for more than three years, but prohibits de novo branching by out of state banks.

OTS Assessments. Savings institutions are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment, to be paid on a semiannually basis, is computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the institution's latest quarterly thrift financial report. The Bank paid $92,182 in OTS assessments for the year-ended December 31, 2001.

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

The FHLBs are required to provide funds for the resolution of insolvent savings institutions and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to members. For the year ended December 31, 2001, dividends paid by the FHLB-Atlanta to the Bank amounted $192,506 at yield of 6.75% of the Bank's pre-tax income. Should dividends be reduced, or interest on FHLB advances increased, the consolidated net interest income might also be reduced for the Bank. Furthermore, there can be no assurance that the value of the FHLB-Atlanta stock held by the Bank will not decrease as a result of any new legislation.

Federal Reserve System

The Federal Reserve regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $41.3 million or less (subject to adjustment by the Federal Reserve) and an initial reserve of $1,239,000 plus 10% of accounts in excess of $41.3 million. The first $5.7 million of otherwise reversible balances (subject to adjustments by the Federal Reserve) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements imposed by the OTS. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve or a pass-through account as defined by the Federal Reserve, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve "discount window," however, Federal Reserve regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve.

ITEM 2.  PROPERTIES

The following table sets forth certain information on the Company's principal offices, net carrying value and the expiration of leases when applicable at December 31, 2001.

                                                             Net carrying value of real property
                                                             -----------------------------------
                                                                                         Lease
                                                             Owned        Leased        Expiration
                                                             -----        ------        ----------

Federal Trust Bank Winter Park Office                        - 0 -    $   427,050        12/31/10
655 West Morse Blvd.
Winter Park, Florida 32789

Federal Trust Bank                                           - 0 -    $ 3,395,764(1)      8/31/16
Sanford Branch and
Administrative Offices
312 West First Street
Sanford, Florida 32771

Federal Trust Bank New Smyrna Beach Office                   - 0 -    $    75,685        11/30/03
761 East Third Avenue
New Smyrna Beach, Florida 32169

Federal Trust Bank Sanford New Branch Office                $689,179        N/A             N/A
(under construction)
404 West First Street
Sanford, Florida 32771


Note (1): On October 3, 2001, the Company completed a transaction in which it entered into a 15 year, fixed rate lease on the office building in Sanford, Florida, which houses the Executive, Administrative and Operations Departments. The lease provides for a fixed annual rental over the 15 year term. In addition, the agreement provides for the purchase of the office building at the end of the lease term for $1.00, with an option to purchase the building at any time during the 15 year term at a pre-determined amount. The building has a total of 45,247 rentable square feet of which the Company occupies 16,924 square feet. The remaining 28,323 square feet is rented to various non-affiliated tenants.

Note (2): The Company also had net furniture, fixtures, and equipment of $1,056,000.


ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended December 31, 2001, no matters were submitted to a vote of the security holders through a solicitation or otherwise.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCK HOLDER MATTERS

On June 17, 1998, Federal Trust's stock began trading on the NASDAQ Small Cap Market under the symbol "FDTR". As of March 22, 2002, there were 348 holders of common stock of the Company, some of which are street name holders. The Company did not pay dividends during 2001 and 2000.

On March 22, 2002, the closing sales price of Federal Trust's common stock was $4.15. From December 31, 2000, through December 31, 2001, the range of sale prices was $2.13 to $3.89. At December 31, 2001, the closing sales price of Federal Trust's stock was $3.49.


                                          Calendar Year 2001
                                          ------------------
                                        Low $            High $
                                        -----            ------

         First Quarter                  2.13               2.63
         Second Quarter                 2.20               2.59
         Third Quarter                  2.27               2.64
         Fourth Quarter                 2.27               3.89


            ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS
Overview

As interest rates increased in 2000, the Company continued to concentrate on increasing its portfolio of adjustable rate loans and began decreasing the maturities of its liabilities in order not to be caught with too high a percentage of its liabilities in longer term higher rate instruments. The increase in interest rates in 2000 decreased the amount of loans held by the Company that were prepaid as borrowers no longer refinanced their mortgages to take advantage of the lower rates that existed in early 1999. This resulted in a decrease in the premium writeoff by the Company. These premiums were paid when the Company purchased loans from third parties.

As interest rates began to decline in 2001, due to the Federal Reserve's actions to lower the Fed Funds rate, the Company was adversely affected in the first quarter of 2001, as more loans repriced lower than deposits. However, since the Company's overall GAP position was negative for the year, more deposits were repriced lower during the remainder of the year than loans. As a result of the lower interest rates, more loans began to prepay which had an adverse affect on earnings since the writeoff of premiums paid on loans purchased increased.

The Company's interest rate spread continued to improve during all of 2001 as a result of lower interest rates, but also as a result of the change in the mix of deposits. During the year the Company was able to increase the amount of non-interest bearing deposits and lower costing interest bearing demand deposits. This reduced the Company's dependency on higher cost time deposits.

The lower interest rates also increased the ability of the Company to sell loans at higher gains. The Company sells loan on a regular basis, both to reduce the risk of holding fixed rate loans and to adjust its interest rate risk profile.

During 2001, the Company increased the amount of its addition to its allowance for loan loss. This was the result of an increase of $41 million in the loan portfolio of which $6.6 million was an increse in commercial loans. The level of non-performing assets increased in 2001 due to the growth and there was also an increase in delinquencies due to the slowing economy. Although management believes that the level of non-performing assets will decrease somewhat in future periods, unforeseen economic conditions and other circumstances beyond the Company's control could result in material additions to the loss allowances in future periods if the level of non-performing assets increases. In addition, the Company has been increasing the amount of commercial loans in its portfolio some of which are insured by the SBA in its efforts to increase the yields earned on loans through the diversification of the loan portfolio, but has continued its concentration on residential mortgage loans, which tend to have a lower risk of loss and, as a result, lower yields. The Company does anticipate additions to the loss allowances in future periods as part of the normal course of business, as the Company's assets, consisting primarily of loans, are continually evaluated and the loss allowances are adjusted to reflect the potential losses in the portfolio on an ongoing basis.

In 2001 the Company increased its profit by over 3.5% from 2000, as a result of increased net interest income resulting from growth in the Company's asset size, increased non-interest income, and decreased occupancy expense and decreased marketing expense..

General

Federal Trust was organized in February 1989 for the purpose of becoming the unitary savings and loan holding company of the Bank. During 2001, Federal
Trust's corporate headquarters were located in Winter Park, Florida. Federal Trust conducts business as a savings and loan holding company, and its principal asset is the capital stock of the Bank. As a savings and loan holding company, Federal Trust has greater flexibility than the Bank to diversify and expand its business activities, either through newly formed subsidiaries or through acquisitions.

Average Balance Sheet

The following table sets forth, for the periods indicated, information regarding: (i) the total dollar amount of interest and dividend income from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest rate spread; (v) net interest margin; and (vi) weighted average yields and rates. Average balances are based on average daily balances.

                                                                     For The Year Ended December 31,
                                    ------------------------------------------------------------------------------------------------
                                                 2001                              2000                           1999
                                    ----------------------------    -------------------------------  ------------------------------
                                                         Average                           Average                          Average
                                    Average               Yield/    Average                 Yield/    Average                Yield/
                                    Balance    Interest    Rate     Balance      Interest    Rate     Balance    Interest    Rate
                                    -------    --------    ----     -------      --------    ----     -------    --------    ----
                                                                             ($ in thousands)
Interest-earning assets:
 Loans (1)                         $ 242,569  $  19,235      7.93% $   212,755  $  17,576      8.26% $ 176,152  $  13,324     7.56%
 Securities                            9,497        363      3.82        8,378        398      4.75      6,515        271     4.16
 Other interest-earning assets(2)      6,939        352      5.07        6,374        431      6.76      5,658        288     5.09
                                       -----        ---      ----        -----        ---      ----      -----        ---     ----


  Total interest-earning assets      259,005     19,950      7.70      227,507     18,405      8.09    188,325     13,883     7.37

Non-interest earning assets           12,762                             9,487                           7,731
                                      ------                             -----                           -----


  Total assets                     $ 271,767                       $   236,994                       $ 196,056
                                   =========                       ===========                       =========


Interest-bearing liabilities:
 Non-interest bearing demand           5,230          -        --        2,787         --        --      2,106        --        --
  deposits
 Interest bearing demand              22,880        825      3.61       16,038        604      3.77     17,778        633     3.56
  deposits
 Savings deposits                      1,269         55      4.33        2,186         89      4.08        947         24     2.53
 Time deposits                       166,453      9,595      5.76      146,858      8,906      6.06    122,689      6,358     5.18
                                     -------      -----      ----      -------      -----      ----    -------      -----     ----

  Total deposit accounts             195,832     10,475      5.35      167,869      9,599      5.72    143,520      7,015     4.89

FHLB advances and other borrowings    50,346      2,797      5.56       45,885      2,982      6.50     32,895      1,805     5.49
                                      ------      -----      ----       ------      -----      ----     ------      -----     ----


  Total interest bearing
   liabilities                       246,178     13,272      5.39      213,754     12,581      5.89    176,415      8,820     5.00

Non-interest bearing liabilities       8,470                             7,971                           6,996

Stockholder's equity                  17,120                            15,269                          12,645
                                      ------                            ------                          ------

  Total liabilities and
   stockholder's equity            $ 271,767                       $   236,994                       $ 196,056
                                   =========                       ===========                       =========


Net interest/dividend income                  $   6,678                         $  5,824                        $   5,063
                                              =========                         ========                        =========

Interest rate spread (3)                                     2.31%                             2.20%                          2.37%
                     ==                                      ====                              ====                           ====
Net interest margin (4)                                      2.58%                             2.56%                          2.69%
                    ==                                       ====                              ====                           ====
Ratio of average interest-earning assets to
  average interest-bearing liabilities                       1.05                              1.06                           1.07
                                                             ====                              ====                           ====

-----------------------------

(1) Includes non-accrual loans.
(2) Includes interest-earning deposits and FHLB of Atlanta stock.
(3) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-liabilities.
(4) Net interest margin is net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following table sets forth certain information regarding changes in interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) changes in rate (change in rate multiplied by prior volume); (ii) changes in volume (changes in volume multiplied by prior rate); and (iii) changes in rate-volume (change in rate multiplied by change in volume).

                                                                   Year Ended December 31,
                                                                        2001 vs. 2000
                                                                 Increase (Decrease) Due to
                                                                 --------------------------
                                                                                   Rate/
                                                          Rate      Volume        Volume       Total
                                                          ----      ------        ------       -----
Interest-earning assets:
  Loans                                                 $  (705)   $ 2,463        $  (99)     $ 1,659
  Securities                                                (78)        53           (10)         (35)
  Other interest-earning assets                            (107)        38           (10)         (79)
                                                         -------    -------       -------     --------

Total                                                      (890)     2,554          (119)       1,545

Interest-bearing liabilities:
Deposit accounts                                           (461)     1,408           (71)         876
FHLB advances and other borrowings                         (433)       290           (42)        (185)
                                                         -------    -------       -------     --------

Total                                                      (894)     1,698          (113)         691
                                                         -------    -------       -------     --------

Net change in net interest income before provision for
loan losses                                             $     4    $   856        $   (6)     $   854
                                                         =======    =======       =======     ========


                                                                      Year Ended December 31,
                                                                           2000 vs. 1999
                                                                     Increase (Decrease) Due to
                                                                     --------------------------
                                                                                   Rate/
                                                          Rate      Volume       Volume        Total
                                                          ----      ------       ------        -----
Interest-earning assets:
Loans                                                   $ 1,228    $ 2,769        $  255      $ 4,252
Securities                                                   38         77            11          126
Other interest-earning assets                                95         36            12          143
                                                         -------    -------       -------     --------

Total                                                     1,361      2,882           278        4,521

Interest-bearing liabilities:
Deposit accounts                                          1,192      1,190           202        2,584
FHLB advances and other borrowings                          333        713           130        1,176
                                                         -------    -------       -------     --------

Total                                                     1,525      1,903           332        3,760
                                                         -------    -------       -------     --------

Net change in net interest income before provision for
loan losses                                             $  (164)   $   979        $  (54)     $   761
                                                         =======    =======       =======     ========

Liquidity

The Bank is required by the OTS to maintain a daily average balance of liquid assets in an amount that management deems sufficient for the institution's amount of net withdrawable deposit accounts and borrowings payable in one year or less. Management seeks to maintain its liquid assets at levels it deems prudent. In December 2001, the Bank's average liquidity was 9.62%.

Federal Trust expects the Bank to generate sufficient deposits to provide liquidity for expected loan growth and other investments. The Asset/Liability Management Committee meets regularly and, in part, reviews liquidity levels to ensure that funds are available as needed.

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

Results of Operations

Comparison of the Years Ended December 31, 2001 and 2000

General. The Company had a net profit for 2001 of $1,267,387 or $.25 per basic and diluted share compared to a net profit of $1,224,812 or $.25 per basic and diluted share for 2000. The slight improvement in the net profit in 2001 was due to an increase in net interest income, increased other income, partially offset by an increase in non-interest expense.

Interest Income and Expense. Interest income was $19,949,994 in 2001 compared to $18,405,038 in 2000. Interest income on loans increased to $19,234,951 in 2001 from $17,575,639 in 2000. The increase in interest income on loans in 2001 was primarily attributable to an increase in the average amount of loans outstanding during the year offset partially by a decrease in rates earned on loans. Interest income on securities decreased to $363,435 in 2001 from $398,460 in 2000 as a result of a decrease in the interest rates earned on the securities partially offset by an increase in the average balance of securities held by the Company. Other interest and dividends decreased from $430,939 in 2000 to $351,608 during 2001 due to a decrease in the rates earned partially offset by an increase in average amount of interest bearing deposits outstanding. Management expects the rates earned on the portfolios to fluctuate with general market conditions.

Interest expense increased during 2001 to $13,272,082 compared to $12,581,038 in 2000 primarily due to an increase in the average amount of deposit accounts and FHLB advances outstanding partially offset by a decrease in the interest rates paid. Interest expense on deposits increased by $875,706 in 2001 as a result of an increase in the average amount of deposits partially offset by a decrease in the rates paid on deposits. Interest expense on these accounts will increase or decrease according to the general level of interest rates. Interest on FHLB advances and other borrowings decreased to $2,797,342 in 2001 from $2,982,004 in 2000 due to a decrease in the average rates paid on the advances and borrowings offset partially by an increase in the amount of advances and other borrowings outstanding. Management expects to continue to use FHLB advances and other borrowings when the proceeds can be invested wisely.

Provisions for Loan Losses. A provision for loan losses is generally charged to operations based upon management's evaluation of the losses in its loan portfolio. The Company's provision for loan losses for 2001 was $540,000 compared to $329,410 in 2000 based on management's evaluation of the loan portfolio. The Company's gross loan portfolio grew by $41.3 million in 2001. Of this amount, $37.4 million were mortgage loans, the majority of which were residential mortgage loans. As of December 31, 2001, 74.3% of the Company's gross loan portfolio was residential mortgage loans, which historically have had the lowest risk of loss in the overall portfolio, and as a result have had a lower reserve percentage applied to them based on historical loss percentages.

Gross charge-offs totaled $425,903 in 2001 compared to $149,881 for 2000. Total nonperforming loans at December 31, 2001 were $3,589,460 compared to $3,043,093 at December 31, 2000. The amount needed in the allowance for loan losses for non-performing loans is based on the particular circumstances of the individual loan, including the type, amount, and value of the collateral, if any, and the overall composition and amount of the performing loans in the portfolio at the time of evaluation, and, as a result, will vary over time.

Total Other Income. Other income increased to $2,383,778 for the year ended December 31, 2001 from $2,018,819 in 2000. The increase in 2001 was the result of increased fees and service charges, increased gains on the sale of loans and increased gains on the sale of securities offset partially by decreased other income and a loss on the sale of foreclosed assets. Fees and service charges increased by $122,634 as a result of more deposit accounts at the Company during the year. Gains on the sale of loans increased by $401,577 as a result of the increase in the number of fixed rate mortgage loans originated by the Company which were then sold, as the Company adds adjustable rate mortgage loans to its portfolio and sells fixed rate loans in order to reduce the Company's interest-rate risk. Gains on the sale of securities increased by $170,596. Other income decreased by $290,101 as a result of a reduction in the number of loans originated due primarily to the closure of Vantage Mortgage Service Center in March 2001.

Total Other Expense. Other expense increased to $6,537,992 in 1999 from $5,864,775 in 2000. The increase was the result of increased salary and employee benefits expense, increased professional services, increased data processing expense, increased printing and office supplies expense, and an increase in deposit insurance premiums, offset partially by decreased office occupancy and decreased marketing and advertising expenses. The increase in salary and employee benefits of $160,612 was the result of additions to staff in 2001, due to the growth of the Company and the opening of a new branch. In addition, staff was added in the commercial loan department as part of the Company's strategy to increase non-real estate commercial lending. Professional services increased as a result of the growth of the Company and the use of consultants for the evaluation, negotiation and conversion to a new data processing system. Data processing expense increased as a result of an increase in the number of accounts and the opening of a new branch. Printing and office supplies, and other expense increased as a result of the growth of the Company and the opening of a new branch. Deposit insurance premiums increased due to the growth in the Company's deposits.

Liquidity and Capital Resources at December 31, 2001

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

During the year ended December 31, 2001, the Company obtained funds primarily from sale of loans of $34.9 million; proceeds from the increase in deposits of $43.6 million; the proceeds from the sale of securities of $15.4 million; and the proceeds from FHLB advances of $8.5 million. The Company used cash to fund $10.6 million in net loan originations; $53.9 million in loan purchases; $17.0 million in loans originated for sale; the purchase of securities for 17.7 million; and the purchase of premises and equipment of $1.6 million. Management believes that in the future, funds will be obtained from the above sources.

At December 31, 2001, loans-in-process, or closed loans scheduled to be funded over a future period of time, totaled $10.8 million. Loans committed, but not closed, totaled $5.4 million and available lines of credit totaled $3.9 million. Funding for these amounts is expected to be provided by the sources described above.

In December 2001, the Bank's average liquidity was 9.62%. The Company expects the Bank's three central Florida offices to generate sufficient deposits to provide liquidity for expected loan originations and other investments. The Asset/Liability Management Committee meets regularly and, in part, reviews liquidity levels to ensure that funds are available as needed.

The Company last declared a dividend to its stockholders on September 30, 1994, which was paid on November 14, 1994. The Board of Directors suspended the payment of dividends for the calendar years 1995 through 2001. Although the Company was profitable during 2001 and projects a profit for 2002, the Board of Directors does not anticipate the payment of dividends in 2002, as the earnings are being retained in order to permit the Bank to continue to grow. The payment of dividends will depend on general economic conditions, as well as the Company's overall performance and capital needs.

At December 31, 2001, Federal Trust had $184,000 in cash in its account, which was the portion of the proceeds from the stock offering that were not invested in the Bank. Earnings from this account are used to pay Federal Trust's expenses

The following table is a reconciliation of stockholders' equity calculated in accordance with generally accepted accounting principles (GAAP) to regulatory capital:

                                                          At December 31, 2001
                                                          --------------------
                                                        Tier I       Risk-Based
                                                        ------       ----------
Stockholders' equity in accordance with GAAP           $19,674        $19,674

Other:
  Unrealized loss on investments                           121            121
  General valuation allowances                                          1,765
  Less: Excess mortgage servicing rights and
          Excess net deferred tax assets                  (137)          (137)
  Less: Assets required to be deducted                       -            (30)
                                                       --------       --------

Regulatory capital                                     $19,658        $21,393
                                                       =======        =======


At December 31, 2001, the Company met each of its capital requirements.

              ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA















                    FEDERAL TRUST CORPORATION AND SUBSIDIARY
                                Sanford, Florida


                    Audited Consolidated Financial Statements

           At December 31, 2001 and 2000 and For the Years Then Ended



                  (Together with Independent Auditors' Report)

                          Independent Auditors' Report



The Board of Directors
Federal Trust Corporation
Sanford, Florida:

     We have audited the accompanying consolidated balance sheets of Federal Trust Corporation and Subsidiary (the "Company") at December 31, 2001 and 2000 and the related consolidated statements of earnings, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.






HACKER, JOHNSON & SMITH PA
Orlando, Florida
February 22, 2002



                    FEDERAL TRUST CORPORATION AND SUBSIDIARY
                           Consolidated Balance Sheets
                                                                                                            At December 31,
                                                                                                            --------------
                                                                                                       2001                2000
                                                                                                       ----                ----
    Assets

Cash and due from banks                                                                          $   2,957,704            2,048,179
Interest-bearing deposits                                                                            8,608,497            2,911,000
                                                                                                 -------------        -------------

              Cash and cash equivalents                                                             11,566,201            4,959,179

Securities available for sale                                                                       13,948,408            1,388,825
Securities held to maturity (market value of $6,160,000)                                                     -            6,686,660
Loans, less allowance for loan losses of $1,764,520 in 2001 and
    $1,634,259 in 2000                                                                             264,186,817          222,895,054
Accrued interest receivable                                                                          2,047,709            1,776,463
Premises and equipment, net                                                                          5,643,678            1,940,430
Foreclosed assets                                                                                      713,717              431,311
Federal Home Loan Bank stock, at cost                                                                3,075,000            2,525,000
Mortgage servicing rights, net                                                                       1,653,823            1,552,735
Executive supplemental income plan - cash surrender value of
    life insurance policies                                                                          2,846,729            2,719,176
Deferred tax asset                                                                                     114,151              379,852
Other assets                                                                                           685,011            1,683,643
                                                                                                 -------------        -------------

              Total assets                                                                       $ 306,481,244          248,938,328
                                                                                                 =============        =============

    Liabilities and Stockholders' Equity

Liabilities:
    Noninterest-bearing demand deposits                                                              5,135,393            2,676,768
    Interest-bearing demand deposits                                                                 1,347,835            3,107,747
    Money-market deposits                                                                           32,367,751           14,479,416
    Savings deposits                                                                                 1,923,212            2,031,877
    Time deposits                                                                                  184,625,537          159,540,208
                                                                                                 -------------        -------------

              Total deposits                                                                       225,399,728          181,836,016

    Federal Home Loan Bank advances                                                                 50,000,000           41,500,000
    Other borrowings                                                                                 2,114,546            2,014,546
    Capital lease obligation                                                                         2,451,822                    -
    Accrued interest payable                                                                           319,793              240,136
    Official checks                                                                                  2,569,112            2,819,397
    Advance payments by borrowers for taxes and insurance                                              885,317            1,252,608
    Other liabilities                                                                                4,209,366            3,569,015
                                                                                                 -------------        -------------

              Total liabilities                                                                    287,949,684          233,231,718
                                                                                                 -------------        -------------

Commitments and contingencies (Notes 6, 11 and 17)

Stockholders' equity:
    Common stock, $.01 par value, 15,000,000 shares authorized; 5,409,449 and
         4,947,911 shares issued and outstanding in
         2001 and 2000, respectively                                                                    54,094               49,479
    Additional paid-in capital                                                                      17,492,174           15,987,989
    Retained earnings (accumulated deficit)                                                          1,121,424             (145,963)
    Accumulated other comprehensive income (loss)                                                     (136,132)            (184,895)
                                                                                                 -------------        -------------

              Total stockholders' equity                                                            18,531,560           15,706,610
                                                                                                 -------------        -------------

              Total liabilities and stockholders' equity                                         $ 306,481,244          248,938,328
                                                                                                 =============        =============

See Accompanying Notes to Consolidated Financial Statements.


                    FEDERAL TRUST CORPORATION AND SUBSIDIARY
                       Consolidated Statements of Earnings

                                                                                            Year Ended December 31,
                                                                                             2001             2000
                                                                                             ----             ----
Interest income:
    Loans                                                                              $ 19,234,951        17,575,639
    Securities                                                                              363,435           398,460
    Other interest-earning assets                                                           351,608           430,939
                                                                                        -----------      ------------

        Total interest income                                                            19,949,994        18,405,038
                                                                                         ----------        ----------

Interest expense:
    Deposits                                                                             10,474,740         9,599,034
    Other borrowings                                                                      2,797,342         2,982,004
                                                                                         ----------       -----------

        Total interest expense                                                           13,272,082        12,581,038
                                                                                         ----------        ----------

        Net interest income                                                               6,677,912         5,824,000

Provision for loan losses                                                                   540,000           329,410
                                                                                        -----------       -----------

        Net interest income after provision for loan losses                               6,137,912         5,494,590
                                                                                         ----------        ----------

Other income:
    Service charges and fees                                                                387,661           265,027
    Net loan servicing income                                                               335,627           398,644
    Gain on sale of loans held for sale                                                     657,551           255,974
    (Loss) gain on sale of foreclosed assets                                                (18,413)           21,334
    Gain on sale of securities                                                              170,596           -
    Other                                                                                   850,756         1,077,840
                                                                                        -----------        ----------

        Total other income                                                                2,383,778         2,018,819
                                                                                         ----------        ----------

Other expenses:
    Salary and employee benefits                                                          3,311,096         3,150,484
    Occupancy expense                                                                     1,013,368         1,090,625
    Professional services                                                                   517,688           315,060
    Data processing                                                                         312,070           266,468
    Marketing and advertising                                                               105,856           135,692
    Printing and office supplies                                                            154,144            96,491
    Deposit insurance premiums                                                               92,182            83,843
    Other                                                                                 1,031,588           726,112
                                                                                         ----------       -----------

        Total other expenses                                                              6,537,992         5,864,775
                                                                                         ----------        ----------

        Earnings before income taxes                                                      1,983,698         1,648,634

Income taxes                                                                                716,311           423,822
                                                                                         ----------       -----------

        Net earnings                                                                   $  1,267,387         1,224,812
                                                                                         ==========        ==========

Basic and diluted earnings per share                                                   $       0.25              0.25
                                                                                       ============        ==========

Weighted-average shares outstanding for basic and diluted                                 5,060,450         4,947,911
                                                                                         ==========        ==========

See Accompanying Notes to Consolidated Financial Statements.

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

                 Consolidated Statements of Stockholders' Equity

                     Years Ended December 31, 2001 and 2000



                                                                                                  Accumulated
                                                                                                     Other
                                                                                     Retained       Compre-
                                                 Common Stock        Additional      Earnings       hensive          Total
                                               ----------------        Paid-In     (Accumulated     Income       Stockholders'
                                               Shares     Amount       Capital      Deficit)        (Loss)          Equity
                                               ------     ------     ----------- ----------------------------   --------------

Balance at December 31, 1999                4,947,911    $ 49,479     15,944,240    (1,370,775)    (267,806)       14,355,138
                                                                                                                   ----------

Comprehensive income:
     Net earnings-                             -            -          1,224,812         -        1,224,812

     Other comprehensive income, net of tax:
         Amortization of transferred
              unrealized loss on securities
              held to maturity, net of tax
              of $43,426                       -            -              -             -           72,376            72,376

         Unrealized holding gain on
              securities available for sale
              arising during the year, net
              of income taxes of $7,051        -            -              -             -           10,535            10,535
                                                                                                                   ----------

Comprehensive income                                                                                                1,307,723
                                                                                                                   ----------

Accretion of stock options for stock
     compensation programs                     -            -             43,749         -            -               43,749
                                            ---------    --------     ----------     ---------     --------        ----------

Balance at December 31, 2000                4,947,911      49,479     15,987,989      (145,963)    (184,895)       15,706,610
                                                                                                                   ----------

Comprehensive income:
     Net earnings-                             -            -          1,267,387         -        1,267,387

     Other comprehensive income, net of tax:
         Amortization of transferred
              unrealized loss on securities
              held to maturity, net of tax
              of $117,534                      -            -              -             -          195,806           195,806

         Unrealized holding loss on
              securities available for sale
              arising during the year, net
              of income taxes of $83,452       -            -              -             -         (147,043)         (147,043)
                                                                                                                   ----------

Comprehensive income                                                                                                1,316,150
                                                                                                                   ----------

Proceeds from issuance of common stock,
     net of issuance cost of $34,950          461,538       4,615      1,460,435         -            -             1,465,050

Accretion of stock options for stock
     compensation programs                     -            -             43,750         -            -                43,750
                                            ---------    --------     ----------     ---------     --------        ----------

Balance at December 31, 2001                5,409,449    $ 54,094     17,492,174     1,121,424     (136,132)       18,531,560
                                            =========    ========     ==========     =========     ========        ==========


See Accompanying Notes to Consolidated Financial Statements.


                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

                      Consolidated Statements of Cash Flows


                                                                                           Year Ended December 31,
                                                                                           2001             2000
                                                                                           ----             ----
Cash flows from operating activities:
    Net earnings                                                                       $ 1,267,387         1,224,812
    Adjustments to reconcile net earnings to net cash provided by operating activities:
        Depreciation and amortization                                                      415,835           437,996
        Amortization of premiums and discounts on securities                                30,682             1,950
        Amortization of mortgage servicing rights                                          410,109           197,505
        Net amortization of loan origination fees, costs, premiums and discounts           477,490            24,012
        Provision for loan losses                                                          540,000           329,410
        Loans originated for resale                                                    (16,973,058)       (3,260,475)
        Proceeds from sales of loans held for sale                                      34,932,537        24,854,049
        Gain on sale of loans held for sale                                               (657,551)         (255,974)
        Deferred income tax provision                                                      231,619            30,499
        Gain on sale of securities                                                        (170,596)           -
        Loss (gain) on sale of foreclosed assets                                            18,413           (21,334)
        Increase in cash surrender value of life insurance policies                       (127,553)         (116,703)
        Accretion of stock option expense                                                   43,750            43,749
        Cash provided by (used in) resulting from changes in:
           Accrued interest receivable                                                    (271,246)         (380,525)
           Mortgage servicing rights                                                      (511,197)       (1,184,624)
           Other assets                                                                    998,632        (1,000,116)
           Accrued interest payable                                                         79,657            21,276
           Official checks                                                                (250,285)         (159,612)
           Advance payments by borrowers for taxes and insurance                          (367,291)          444,815
           Other liabilities                                                               640,351          (636,010)
                                                                                       -----------        ----------

           Net cash provided by operating activities                                    20,757,685        20,594,700
                                                                                        ----------        ----------

Cash flows from investing activities:
    Loans originated, net of principal repayments                                      (10,605,296)      (28,510,211)
    Purchase of loans                                                                  (53,932,953)      (29,801,453)
    Purchase of securities available for sale                                          (17,747,721)           -
    Proceeds from principal repayments and sales of securities                          15,397,107           548,037
    Net proceeds from the sale of foreclosed assets                                      1,326,699           270,750
    Purchase of Federal Home Loan Bank stock                                              (550,000)         (565,000)
    Purchase of premises and equipment                                                  (1,619,083)       (1,284,133)
                                                                                        ----------        ----------

           Net cash used in investing activities                                       (67,731,247)      (59,342,010)
                                                                                        ----------        ----------

Cash flows from financing activities:
    Net increase in deposits                                                            43,563,712        28,324,334
    Net increase in Federal Home Loan Bank advances                                      8,500,000         6,300,000
    Net increase in other borrowings                                                       100,000         2,014,546
    Principal repayments under capital lease obligation                                    (48,178)           -
    Net proceeds from sale of common stock                                               1,465,050            -
                                                                                        ----------------------------

           Net cash provided by financing activities                                    53,580,584        36,638,880
                                                                                        ----------        ----------

           Net increase (decrease) in cash and cash equivalents                          6,607,022        (2,108,430)

Cash and cash equivalents at beginning of year                                           4,959,179         7,067,609
                                                                                        ----------       -----------

Cash and cash equivalents at end of year                                              $ 11,566,201         4,959,179
                                                                                        ==========       ===========

                                                                     (continued)


                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

                Consolidated Statements of Cash Flows, Continued

                                                                                           Year Ended December 31,
                                                                                           2001             2000
                                                                                           ----             ----
Supplemental disclosure of cash flow information: Cash paid during the year for:
        Interest                                                                      $ 13,192,425        12,559,762
                                                                                        ==========        ==========

        Income taxes                                                                  $    335,000           472,144
                                                                                      ============      ============

Supplemental disclosures of noncash transactions:
    Foreclosed assets acquired in settlement of loans                                 $  1,773,153           385,408
                                                                                       ===========      ============

    Loans originated on sales of foreclosed assets                                    $    145,635           -
                                                                                      ============      ============

    Accumulated other comprehensive income (loss), change in unrealized
        loss on securities available for sale, net of tax                             $   (147,043)           10,535
                                                                                      ============     =============

    Accumulated other comprehensive income (loss), change in unrealized loss on securities transferred from available for sale
        to held to maturity, net of tax                                               $    195,806            72,376
                                                                                      ============     =============

    Capital lease entered into for bank premises                                      $  2,500,000           -
                                                                                      ============     =============

    Securitization of loans held for sale                                             $  3,299,550           -
                                                                                      ============     =============

    Transfer of loans in portfolio to loans held for sale                             $ 21,175,198           -
                                                                                      ============     =============

See Accompanying Notes to Consolidated Financial Statements.

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

           At December 31, 2001 and 2000 and for the Years Then Ended


(1)  Organization and Summary of Significant Accounting Policies
    Organization. Federal Trust Corporation (the "Holding Company"), is the sole shareholder of Federal Trust Bank (the "Bank") (together, the "Company"). The Holding Company operates as a unitary savings and loan holding company. The Holding Company's business activities primarily include the operation of the Bank.

        The Bank is chartered as a federal stock savings bank. The Bank provides a wide range of banking services to individual and corporate customers through its three offices located in Orange, Seminole and Volusia Counties, Florida. FTB Financial, Inc., a wholly-owned subsidiary of the Bank, provides investment services to customers of the Bank. The other wholly-owned subsidiary of the Bank, Vantage Mortgage Service Center, Inc., ("Vantage") operated as a broker for the residential mortgage secondary market. Vantage ceased operations on March 31, 2001 and was dissolved on September 21, 2001.

    Basis  of  Financial  Statement  Presentation.  The  consolidated  financial statements include the accounts of the Holding Company, the Bank and the Bank's subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

        The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. The following summarizes the more significant of these policies and practices.

    Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The most significant estimates made by management that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, foreclosed assets and deferred tax asset. Actual results could differ from these estimates.

    Cash and Cash Equivalents. For the purposes of reporting cash flows, cash and cash equivalents includes cash and due from banks and interest bearing deposits with maturities of three months or less.

    Securities. Certain securities are reported at fair value except for those securities which the Company has the positive intent and ability to hold to maturity. Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and are carried at fair value. Unrealized holding gains and losses are included as a separate component of stockholders' equity net of the effect of income taxes. Realized gains and losses on securities available for sale are computed using the specific identification method.

        Securities that management has the intent and the Company has the ability at the time of purchase or origination to hold until maturity, are classified as securities held to maturity. Securities in this category are carried at amortized cost adjusted for accretion of discounts and amortization of premiums using the level yield method over the estimated life of the securities.

                                                                     (continued)

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

(1) Organization and Summary of Significant Accounting Policies, Continued Securities, Continued. If a security has a decline in fair value below its amortized cost that is other than temporary, then the security will be written down to its new cost basis by recording a loss in the consolidated statements of earnings.

    Loans. Loans that management has the intent and the Company has the ability to hold until maturity or payoff, are reported at their outstanding unpaid principal balance, adjusted for premiums or discounts on loans purchased, charge-offs and recoveries, the allowance for loan losses and deferred fees and costs on originated loans.

        Loan origination fees and certain direct loan origination costs are capitalized and recognized in earnings over the contractual life of the loans, adjusted for estimated prepayments based on the Company's historical prepayment experience. If the loan is prepaid, the remaining unamortized fees and costs are charged to earnings. Amortization is ceased on nonaccrual loans.

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

        The Company considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement. When a loan is impaired, the Company may measure impairment based on (a) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (b) the observable market price of the impaired loan, or (c) the fair value of the collateral of a collateral-dependent loan. The Company selects the measurement method on a loan-by-loan basis, except for collateral-dependent loans for which foreclosure is probable, are measured at the fair value of the collateral. In a troubled debt restructuring involving a restructured loan, the Company measures impairment by discounting the total expected future cash flows at the loan' s original effective rate of interest.

    Loans Held for Sale.  Loans  originated  that are intended to be sold in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to earnings. The Company had approximately $909,000 and $335,000 in loans held for sale at December 31, 2001 and 2000, respectively, which are included in loans on the accompanying consolidated balance sheets and the market value of these loans exceeded book value in the aggregate.

        Loan origination fees and direct loan origination costs are deferred until the related loan is sold, at which time the net fees are included in the gain on sale of loans held for sale in the consolidated statements of earnings.

    Allowance for Loan Losses. The Company follows a consistent procedural discipline and accounts for loan loss contingencies in accordance with Statement of Financial Accounting Standards No.5, "Accounting for Contingencies" (Statement 5). The following is a description of how each portion of the allowance for loan losses is determined.

                                                                     (continued)

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

(1) Organization and Summary of Significant Accounting Policies, Continued Allowance for Loan Losses, Continued. The Company segregates the loan portfolio for loan loss purposes into the following broad segments: commercial real estate; residential real estate; commercial business; and consumer loans. The Company provides for a general allowance for losses inherent in the portfolio by the above categories, which consists of two components. First, general loss percentages are calculated based upon historical analyses. Second, a supplemental portion of the allowance is calculated for inherent losses which probably exist as of the evaluation date even though they might not have been identified by the more objective processes used for the portion of the allowance described above. This is due to the risk of error and/or inherent imprecision in the process. This supplemental portion of the allowance is particularly subjective and requires judgments based on qualitative factors which do not lend themselves to exact mathematical calculations such as; trends in delinquencies and nonaccruals; migration trends in the portfolio; trends in volume, terms, and portfolio mix; new credit products and/or changes in the geographic distribution of those products; changes in lending policies and procedures; loan review reports on the efficacy of the risk identification process; changes in the outlook for local, regional and national economic conditions and concentrations of credit risk.

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

    Mortgage Servicing Rights. Mortgage servicing rights are the rights to receive a portion of the interest coupon and fees collected from the mortgagor for performing specified servicing activities. The total cost of loans originated or acquired is allocated between the mortgage servicing rights and the mortgage loans, without the servicing rights, based on relative fair values.

        Mortgage servicing rights are amortized in proportion to and over the period of the estimated net servicing revenue. They are evaluated for impairment by comparing the carrying amount of the servicing rights to their fair value. Fair value is estimated based on the market prices of similar mortgage servicing assets and on discounted future net cash flows considering market prepayment estimates, historical prepayment rates, portfolio characteristics, interest rates and other economic factors. For purposes of measuring impairment, the mortgage servicing rights are stratified by the predominant risk characteristics which include product types of the underlying loans and interest rates of mortgage notes. Impairment, if any, is recognized through a valuation reserve for each impaired stratum and is included in amortization of mortgage servicing rights. At December 31, 2001 and 2000, book value approximated fair value and there was no impairment.

    Foreclosed Assets. Assets acquired in the settlement of loans are initially recorded at the lower of cost (principal balance of the former loan plus costs of obtaining title and possession) or estimated fair value at the date of acquisition. Subsequently, such assets acquired are carried at the lower of cost or fair value less estimated costs to sell. Costs relating to development and improvement of foreclosed assets are capitalized, whereas costs relating to holding the foreclosed assets are charged to earnings.

                                                                     (continued)

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

(1) Organization and Summary of Significant Accounting Policies, Continued Premises and Equipment. Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are stated at cost less accumulated amortization. Amortization of leasehold improvements is computed using the straight-line method over the lesser of the estimated useful lives or the respective lease terms. Major renovations and betterments of property are capitalized; maintenance, repairs, and minor renovations and betterments are expensed in the period incurred. Upon retirement or other disposition of the assets, the asset cost and related accumulated depreciation are removed from the accounts, and gains or losses are included in earnings.

    Stock Compensation Plans. Statement of Financial Accounting Standards (SFAS)
        No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Certain stock options issued under the Company's stock option plans have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided proforma disclosures of net earnings and other disclosures, as if the fair value based method of accounting had been applied.

        Substantially all of the Company's employees are covered under the Company's employee benefit plans. Two executives of the Company are covered under the Company's executive supplemental income plan. The expenses of providing these plans are charged to earnings in the year the expenses are incurred.

    Comprehensive   Income.   Accounting   principles   generally  require  that
        recognized revenue, expenses, gains and losses be included in net earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net earnings, are components of comprehensive income.


                                                                     (continued)

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

(1) Organization and Summary of Significant Accounting Policies, Continued Comprehensive Income, Continued. The components of other comprehensive income and related tax effects are as follows:

                                                                                                           Year Ended December 31,
                                                                                                         2001               2000
                                                                                                         ----               ----

Unrealized holding (losses) gains on securities available for sale                                    $ (59,899)              17,586

Reclassification adjustment for gains realized in earnings                                             (170,596)                   -
                                                                                                      ---------            ---------

Net unrealized (losses) gains                                                                          (230,495)              17,586

Income tax benefit                                                                                      (83,452)               7,051
                                                                                                      ---------            ---------

Net amount before amortization                                                                         (147,043)              10,535

Amortization of transferred loss on securities held to maturity,
    net of tax of 83,452 in 2001 and 43,426 in 2000                                                     195,806               72,376
                                                                                                      ---------            ---------

    Net amount                                                                                        $  48,763               82,911
                                                                                                      =========            =========

    Earnings Per Share ("EPS"). Basic EPS is calculated based on net earnings available to common shareholders and the weighted-average number of shares outstanding during the year. Diluted EPS includes additional dilution from potential common stock, such as stock issuable pursuant to the exercise of stock options outstanding. The Company has no dilutive common stock equivalents at December 31, 2001 or 2000.

    Income Taxes. The Holding Company and the Bank file a consolidated income tax return. Income taxes are allocated proportionately to the Holding Company and the Bank as though separate income tax returns were filed.

        The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. Valuation allowances are provided against assets which are not likely to be realized.

    Reclassification.   Certain  amounts  in  the  2000  consolidated  financial
        statements have been reclassified to conform with the 2001 presentation.

                                                                     (continued)

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued


(2)  Securities
    All securities have been classified according to management's intent. The amortized cost and estimated fair values of securities available for sale and held to maturity, are as follows:

                                                                                  Gross         Gross
                                                                 Amortized     Unrealized    Unrealized      Fair
                                                                   Cost           Gains        Losses        Value
                                                                   ----           -----        ------        -----
           At December 31, 2001-
           Securities available for sale:
               Mortgage-backed securities                    $  7,568,658         -             (73,020)    7,495,638
               Municipal bonds                                  2,231,532         -            (134,107)    2,097,425
               Corporate equity securities                      4,361,822         22,019        (28,496)    4,355,345
                                                                ---------         ------        -------     ---------

                                                             $ 14,162,012         22,019       (235,623)  13,948,408
                                                             ============         ======       ========   ==========

           At December 31, 2000:
           Securities available for sale-
               Mortgage-backed securities                    $  1,371,934         16,891         -          1,388,825
                                                             ============         ======                    =========

           Securities held to maturity-
               U.S. Government agency obligations            $  6,686,660         -            (526,660)    6,160,000
                                                             ============                      ========     =========

    The amortized cost and estimated fair values of securities available for sale at December 31, 2001, by contractual maturity, are below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                         Amortized         Fair
                                                                                           Cost            Value
                                                                                           ----            -----

                Due after ten years                                                  $   2,231,532         2,097,425
                Mortgage-backed securities                                               7,568,658         7,495,638
                Corporate equity securities                                              4,361,822         4,355,345
                                                                                         ---------         ---------

                                                                                      $ 14,162,012        13,948,408
                                                                                      ============        ==========

    The following summarizes sales of securities for the year ended December 31, 2001. There were no sales of securities during the year ended December 31, 2000.

                                                                                                          Amount

            Proceeds from sales                                                                         $ 15,058,355

            Gross gains from sales                                                                           170,596
            Gross losses from sales                                                                          -
                                                                                                       -------------
            Net gain                                                                                   $     170,596
                                                                                                       =============

                                                                     (continued)

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

(2)  Securities, Continued
    In March 1996, the Company transferred a security in the amount of $7,000,000 from the available for sale category to the held to maturity category at its then fair value resulting in an unrealized loss of $780,937. The unrealized loss was being amortized over the remaining term of the security. During 2001, the Company sold this security at a gain of $80,938 and the remaining unrealized loss was fully amortized. Due to this sale, the Company will be prohibited from classifying securities as held to maturity for a period of two years.

(3)  Loans
    The components of loans are summarized as follows:

                                                                                                        At December 31,
                                                                                                        ---------------
                                                                                                2001                        2000
                                                                                                ----                        ----
  Mortgage loans:
     Residential                                                                           $ 203,920,900                164,386,510
     Commercial                                                                               28,999,067                 28,343,075
     Construction                                                                             32,212,511                 35,014,342
                                                                                              ----------                 ----------

              Total mortgage loans                                                           265,132,478                227,743,927

     Commercial loans                                                                          3,077,593                  1,505,000
     Consumer and other loans                                                                  6,235,269                  4,436,371
                                                                                               ---------                  ---------

              Total loans                                                                    274,445,340                233,685,298

Add (deduct):
     Allowance for loan losses                                                                (1,764,520)                (1,634,259)
     Net premiums, discounts, deferred fees and costs                                          2,319,204                  1,729,284
     Undisbursed portion of loans in process                                                 (10,813,207)               (10,885,269)
                                                                                             -----------                -----------

              Loans, net                                                                   $ 264,186,817                222,895,054
                                                                                           =============                ===========

The following is a summary of information regarding nonaccrual and impaired loans:

                                                                                                            At December 31,
                                                                                                            ---------------
                                                                                                    2001                      2000
                                                                                                    ----                      ----

Nonaccrual loans                                                                                 $3,589,460                3,043,093
                                                                                                 ==========                =========

Total recorded investment in impaired loans                                                      $4,305,364                3,164,842
                                                                                                 ==========                =========

Recorded investment in impaired loans for which
    there is a related allowance for loan losses                                                 $4,305,364                3,164,842
                                                                                                 ==========                =========

Recorded investment in impaired loans for which
    there is no related allowance for loan losses                                                $        -                        -
                                                                                                 ==========                =========

Allowance for loan losses related to impaired loans                                              $  659,455                  475,520
                                                                                                 ==========                  =======

                                                                     (continued)

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

(3)  Loans, Continued

                                                                      Interest            Interest        Average
                                                                     Income Not            Income        Recorded
                                                                     Recognized          Recognized     Investment
                                                                    on Nonaccrual        on Impaired    in Impaired
                                                                        Loans               Loans          Loans
                                                                        -----               -----          -----
        For the Years Ended December 31:
           2001                                                      $ 285,228             103,252       3,167,616
                                                                     =========             =======       =========
           2000                                                      $ 330,815              90,227       2,502,742
                                                                     =========              ======       =========

The activity in the allowance for loan losses for the years ended December 31, 2001 and 2000 is as follows:


                                                                                              2001          2000
                                                                                              ----          ----

Balance at beginning of year                                                             $ 1,634,259     1,437,913
Provision for loan losses                                                                    540,000       329,410
Charge-offs                                                                                 (425,903)     (149,881)
Recoveries                                                                                    16,164        16,817
                                                                                              ------        ------

     Balance at end of year                                                              $ 1,764,520     1,634,259
                                                                                         ===========     =========

(4)  Loan Servicing
    Loans serviced for other entities are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were $139,821,361 and $146,378,727 at December 31, 2001 and 2000,
        respectively. Servicing fees earned, net of amortization of mortgage servicing rights, were $335,627 and $398,644 for the years ended December 31, 2001 and 2000, respectively.

    The Company also owns loans serviced by other entities.  These loans totaled
        $103,511,403   and   $75,284,328   at   December   31,  2001  and  2000,
        respectively.

(5)  Mortgage Servicing Rights
    An analysis of the activity for mortgage servicing rights for the years ended December 31, 2001 and 2000, is as follows:

Balance, December 31, 1999                                          $   565,616
Additions                                                             1,184,624
Amortization                                                           (197,505)
                                                                       --------

Balance, December 31, 2000                                            1,552,735
Additions                                                               511,197
Amortization                                                           (410,109)
                                                                       --------

Balance, December 31, 2001                                          $ 1,653,823
                                                                    ===========

                                                                     (continued)

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

(6) Premises and Equipment
    Premises and equipment consisted of the following:

                                                                                                     At December 31,
                                                                                                     ---------------
                                                                                                 2001                2000
                                                                                                 ----                ----

Bank premises under capital lease                                                            $ 2,500,000                  -
Buildings and improvements                                                                     1,094,400                  -
Land                                                                                             257,888            257,888
Leasehold improvements                                                                           561,537            985,087
Furniture, fixtures and equipment                                                              2,067,183          1,332,174
Construction in progress                                                                         431,291            263,770
                                                                                                 -------            -------

     Total                                                                                     6,912,299          2,838,919

Less accumulated depreciation and amortization                                                (1,268,621)          (898,489)
                                                                                              ----------           --------

     Premises and equipment, net                                                             $ 5,643,678          1,940,430
                                                                                             ===========          =========

    Accumulated depreciation of $24,777 at December 31, 2001 related to bank premises under capital lease.

    The Company leases its administrative office building under a capital lease.
        The lease term for the building is fifteen years with an option to purchase the building for $1 at the end of the term. Future minimum lease payments under this capital lease are as follows:

Year Ending December 31,                                                Amount
------------------------                                                ------



2002                                                                $   439,475
2003                                                                    439,475
2004                                                                    439,475
2005                                                                    439,475
2006                                                                    439,475
Thereafter                                                            4,724,352
                                                                      ---------

Total minimum lease payments                                          6,921,727
Less: amount representing interest                                   (4,469,905)
                                                                     ----------

Present value of minimum lease payments                             $ 2,451,822
                                                                    ===========


                                                                     (continued)

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

(6) Premises and Equipment, Continued
    The Company also leases two branch offices under operating leases. The terms of these leases are ten and three years and the leases contain escalation clauses. The Company has an option to renew the ten-year lease for two additional ten-year terms. Rent expense under operating leases was $415,331 and $388,735 for the years ended December 31, 2001 and 2000, respectively. Future minimum payments under these operating leases are as follows:

Year Ending December 31,                                                 Amount
------------------------                                                 ------

    2002                                                            $    238,702
    2003                                                                 247,344
    2004                                                                 248,779
    2005                                                                 243,021
    2006                                                                 252,741
    Thereafter                                                           820,527
                                                                         -------

                                                                    $  2,051,114
                                                                    ============

    As part of the new capital lease, the Company leases space to third parties in its administration building. The Company pays a fee to a third party to manage the property. The Company recognized $138,890 in rental income during the year ended December 31, 2001. A schedule of future minimum rents due under these operating sub-leases, follows:

Year Ending December 31,                                               Amount
------------------------                                               ------

    2002                                                            $  222,158
    2003                                                               144,440
    2004                                                                87,333
    2005                                                                26,047
    ----                                                                ------

                                                                    $  479,978
                                                                    ==========

    During February 2002, the Company entered into a land lease for a future branch facility in Casselberry, Florida. As part of the lease, the Company paid cash of $200,000 and issued 83,333 shares of common stock. The Company expects total construction and equipment costs of the new branch to be approximately $750,000.

(7)  Deposits
    At December 31, 2001 and 2000, time deposits of $100,000 or more were $74,524,363 and $25,753,811, respectively. At December 31, 2001 the scheduled maturities of time deposits were as follows:

Year Ending December 31,                                               Amount
------------------------                                               ------

    2002                                                           $ 142,133,964
    2003                                                              33,524,169
    2004                                                               6,706,831
    2005                                                               1,367,779
    2006                                                                 885,759
    Thereafter                                                             7,035
                                                                   -------------
                                                                   $ 184,625,537
                                                                   =============


                                                                     (continued)

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

(7)  Deposits, Continued
    Interest expense on deposits is as follows:


                                                                                                        Year Ended December 31,
                                                                                                        -----------------------
                                                                                                   2001                        2000
                                                                                                   ----                        ----

Interest on interest-bearing demand deposits                                                  $    16,743                     57,960
Interest on money-market accounts                                                                 807,490                    545,918
Interest on savings accounts                                                                       55,305                     90,872
Interest on time deposits, net of penalties                                                     9,595,202                  8,904,284
                                                                                                ---------                  ---------

                                                                                              $10,474,740                  9,599,034
                                                                                              ===========                  =========

(8)  Federal Home Loan Bank Advances
    A summary of advances from the Federal Home Loan Bank of Atlanta ("FHLB") are as follows:


                              Fixed
                             Interest
Maturing During               Rate                       At December 31,
the Year Ending             (Variable                    ---------------
December 31,                  Rate)                  2001              2000
------------                  -----                  ----              ----

    2001                    5.96%               $    -               5,000,000
    2001                    6.48                     -               5,000,000
    2001                    6.70                     -               5,000,000
    2001                    7.11                     -              10,000,000
    2001                   (6.35)                    -               1,500,000
    2002                    2.56                   5,000,000            -
    2002                    5.95                   5,000,000         5,000,000
    2002                    6.39                   5,000,000         5,000,000
    2003                    5.45                   5,000,000            -
    2003                    6.39                   5,000,000         5,000,000
    2011                    3.73*                 25,000,000            -
                                                  ----------        ----------

                                                $ 50,000,000        41,500,000
                                                ============        ==========

    *  FHLB has a one-time call option in 2004.

    The security agreement with FHLB includes a blanket floating lien requiring the Company to maintain qualifying first mortgage loans as pledged collateral in an amount equal to at least, when discounted at 75% of the unpaid principal balances, 100% of these advances. The FHLB stock is also pledged as collateral for these advances.


                                                                     (continued)

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued


(9) Other Borrowings
    During 2000,  the Company  entered  into a line of credit  agreement  with a commercial bank that permits the Company to borrow up to $6,000,000. The line of credit bears interest at the prime lending rate plus 50 basis points (5.25% at December 31, 2001) and is secured by all the Bank's common stock. Borrowings under the line of credit agreement mature five years after the date of the borrowing. At December 31, 2001 and 2000, the outstanding balance under the line of credit agreement was $2,114,546 and $2,014,546, respectively. Total interest expense for the years ended December 31, 2001 and 2000, was $186,820 and $144,189, respectively.

(10) Fair Value of Financial Instruments
    The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

        Cash and Cash Equivalents - The carrying amount of cash and cash equivalents represents fair value.

        Securities - The fair value of securities available for sale and held to maturity are based on quoted market prices.

        Federal Home Loan Bank Stock - The stock is not publicly traded and the carrying amount was used to estimate fair value.

        Loans - For  variable  rate loans that  reprice  frequently  and have no significant change in credit risk, fair values are based on carrying values. Fair values for residential, commercial real estate, commercial and consumer loans other than variable rate loans are estimated using discounted cash flow analysis, using the Office of Thrift Supervision ("OTS") pricing model. Fair values of impaired loans are estimated using discounted cash flow analysis or underlying collateral values, where applicable.

        Deposits - The fair values disclosed for noninterest bearing demand deposits are, by definition, equal to the amount payable on demand at December 31, 2001 and 2000 (that is their carrying amounts). The carrying amounts of variable rate, fixed term money market accounts and interest-bearing demand deposits approximate their fair value at the reporting date. Fair values for fixed-rate time deposits are estimated using the OTS pricing model.

        Federal Home Loan Bank Advances - Fair value for Federal Home Loan Bank advances are estimated using the OTS pricing model.

        Other Borrowings - Fair values of other  borrowings are estimated  using
           discounted  cash  flow  analysis  based  on  the  Company's   current
           borrowing rates for similar types of borrowing arrangements.

        Accrued Interest - The carrying amounts of accrued interest receivable and accrued interest payable approximates fair value.

                                                                     (continued)

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

(10) Fair Value of Financial Instruments, Continued
    The carrying amounts and estimated fair values of the Company's financial instruments, are as follows (in thousands):

                                                                                             At December 31,
                                                                                             ---------------
                                                                                         2001                                   2000
                                                                                         ----                                   ----
                                                                   Carrying              Fair             Carrying              Fair
                                                                    Amount              Value              Amount              Value
                                                                    ------              -----              ------              -----
Financial assets:
    Cash and cash equivalents                                      $ 11,566             11,566              4,959              4,959
    Securities held to maturity                                           -                  -              6,687              6,160
    Securities available for sale                                    13,948             13,948              1,389              1,389
    Loans, net                                                      264,187            268,203            222,895            229,039
    Federal Home Loan Bank stock                                      3,075              3,075              2,525              2,525
    Accrued interest receivable                                       2,048              2,048              1,776              1,776
    Mortgage servicing rights, net                                    1,654              1,942              1,553              1,627

Financial liabilities:
    Deposits                                                        225,400            227,886            181,836            181,587
    Federal Home Loan Bank advances                                  50,000             46,460             41,500             41,662
    Other borrowings                                                  2,115              2,115              2,015              2,015
    Accrued interest payable                                            320                320                240                240

(11) Credit Commitments
    The Company has outstanding at any time a significant number of commitments to extend credit. These arrangements are subject to strict credit control assessments and each customer's credit worthiness is evaluated on a case-by-case basis. A summary of commitments at December 31, 2001 is as follows (in thousands):

           Unused lines of credit                                $  3,875
                                                                 ========

           Commitment to extend credit                           $  5,388
                                                                 ========

           Loans in process                                      $ 10,813
                                                                 ========

    Because many commitments expire without being funded in whole or part, the contract amounts are not estimates of future cash flows.

                                                                     (continued)

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

(11) Credit Commitments, Continued
    Loan commitments written have off-balance-sheet credit risk because only original fees are recognized in the balance sheet until the commitments are fulfilled or expire. Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. The credit risk amounts are equal to the contractual amounts, assuming that the amounts are fully advanced, and that collateral or other security is of no value.

    The Company's policy is to require customers to provide collateral prior to the disbursement of approved loans. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, real estate and income producing commercial properties.

(12) Income Taxes
    The provision for income taxes consisted of the following:

                                      Current        Deferred            Total
                                      -------        --------            -----

Year Ended December 31, 2001:
    Federal                          $404,843         205,992           610,835
    State                              79,849          25,627           105,476
                                       ------          ------           -------

           Total                     $484,692         231,619           716,311
                                     ========         =======           =======

Year Ended December 31, 2000:
    Federal                           377,754          69,712           447,466
    State                              15,569         (39,213)          (23,644)
                                       ------         -------           -------

           Total                     $393,323          30,499           423,822
                                     ========          ======           =======

                                                                     (continued)

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

(12) Income Taxes, Continued
    The tax effects of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts which give rise to significant portions of deferred tax assets and liabilities, are as follows:

                                                                                                At December 31,
                                                                                                ---------------
                                                                                            2001              2000
                                                                                            ----              ----
           Deferred tax assets:
                Allowance for loan losses                                                $ 458,432           276,591
                Unrealized loss on investment securities                                    77,472           111,554
                Depreciation                                                                14,498           150,143
                Deferred compensation                                                       88,967            59,210
                Impaired loan interest                                                      37,630            -
                Foreclosed property expenses                                                11,289            -
                Other                                                                       10,824             1,051
                                                                                            ------             -----

                      Total deferred tax assets                                            699,112           598,549
                                                                                           -------           -------

           Deferred tax liabilities:
                FHLB stock                                                                 (37,074)          (18,845)
                Mortgage servicing rights                                                 (273,027)          (99,483)
                Deferred loan fees and costs, net                                         (274,860)         (100,369)
                                                                                          --------          --------

                      Total deferred tax liabilities                                      (584,961)         (218,697)
                                                                                          --------          --------

                      Net deferred tax assets                                            $ 114,151           379,852
                                                                                         =========           =======

    The effective tax rate was different than the statutory Federal income tax rate. A summary and the reasons for the difference are as follows:

                                                                                 Year Ended December 31,
                                                                                 -----------------------
                                                                          2001                              2000
                                                                          ----                              ----
                                                                                % of Pretax                        % of Pretax
                                                                Amount            Earnings         Amount            Earnings
                                                                ------            --------         ------            --------

Tax provision at statutory rate                               $ 674,457             34.0%        $ 560,536             34.0%
Increase (decrease) in tax resulting from:
   Decrease in valuation allowance                                    -                -          (147,896)            (8.8)
   State income taxes (benefit), net of
     federal income tax (benefit)                                69,614              3.5           (15,605)             (.9)
   Officers' life insurance, travel and
     entertainment and other permanent items                    (27,760)            (1.4)          (38,081)            (2.3)
   Other                                                              -                -            64,868              3.7
                                                              ---------             ----         ---------             ----
                                                              $ 716,311             36.1%        $ 423,822             25.7%
                                                              =========             ====         =========             ====

                                                                     (continued)

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

(13) Regulatory Capital
    The Bank is subject to various regulatory capital requirements  administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets. Management believes, as of December 31, 2001, that the Bank meets all capital adequacy requirements to which it is subject.

        As of December 31, 2001, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain total risk-based, Tier I risk-based and Tier I leverage percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution' s category. The following table summarizes the capital thresholds for each prompt corrective action capital category. An institution's capital category is based on whether it meets the threshold for all three capital ratios within the category. The Bank's actual capital amounts and percentages are also presented in the table (in thousands).

                                                                                           To Be Well Capitalized
                                                                                                Under Prompt
                                                                     For Capital Adequacy    Corrective Action
                                                                     --------------------    -----------------
                                                             Actual                   Purposes                     Provisions
                                                             ------                   --------                     ----------
                                                     Amount             %         Amount        %         Amount             %
                                                     ------            ---        ------       ---        ------            ---
At December 31, 2001:
    Total capital (to risk-
       weighted assets)                             $21,393           11.4%       $14,998      8.0%       $18,748           10.0%
    Tier I capital (to risk
       weighted assets)                              19,658            8.6          7,499      4.0         11,249            6.0
    Tier I capital (to average
       adjusted assets                               19,658            5.3         12,129      4.0         11,162            5.0

At December 31, 2000:
    Total capital (to risk-
       weighted assets)                             $17,671           11.3%       $12,542      8.0%       $15,678           10.0%
    Tier I capital (to risk
       weighted assets)                              16,077           10.3          6,271      4.0          9,407            6.0
    Tier I capital (to average
       adjusted assets                               16,077            6.5          9,921      4.0         12,401            5.0

                                                                     (continued)

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

(14) Stock Option Plans
    The Company has two stock options plans. The Key Employee Stock Compensation
        Program (the "Employee Plan") is authorized to issue up to 325,000 shares as either incentive stock options, compensatory stock options, stock appreciation rights or performance shares. All awards granted under the Employee Plan have been incentive stock options. These options have ten year lives and vest ratably over five years. At December 31, 2001, the Company had 20,000 shares remaining under the Employee Plan available for future grants.

        The Directors' Stock Option Plan (the "Director Plan") is authorized to issue up to 90,000 shares. All options granted under the Director Plan have ten year lives, vest immediately and are not exercisable for a period of six months after the grant date. At December 31, 2001, the Company had 15,000 shares remaining under the Director Plan available for future grants.

        During 1998, 350,000 options were granted under both plans at an exercise price less than the then market price. This amount is being expensed over the related vesting periods. Compensation costs relating to these options was $43,750 ad $43,749 for the years ended December 31, 2001 and 2000, respectively.

        A summary of stock option transactions is presented below:


                                                       2001             2000
                                                       ----             ----

           Outstanding at beginning of year        $ 340,000           340,000
           Granted                                    85,000                 -
           Forfeited                                 (45,000)                -
                                                   ---------           -------
           Outstanding at end of year              $ 380,000           340,000
                                                   =========           =======


        The weighted-average remaining contractual life of options outstanding at December 31, 2001 and 2000 was 7.2 years and 7.6 years, respectively.

                                                                     (continued)

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

(14) Stock Option Plans, Continued
    The options are exercisable as follows:

                                              Number of         Weighted-Average
       Year Ending December 31,                Shares            Exercise Price
       ------------------------                ------            --------------

             Currently exercisable             229,000              $ 4.00
             2002                               61,000                4.00
             2003                               39,000                4.00
             2004                               17,000                4.00
             2005                               17,000                4.00
             2006                               17,000                4.00
                                                ------
                                               380,000              $ 4.00
                                               =======              ======

        The Company applies Accounting Principles Board Opinion No.25 and related interpretations in accounting for its plans. Accordingly, compensation cost has been recognized for its stock option plans as noted above, however 2001 grants were made with exercise prices at the then market price, therefore no compensation cost has been recognized for these grants. Had compensation cost for the Company's stock-based compensation plans been determined consistent with FASB Statement No. 123, the Company's net earnings and earnings per share would have been reduced. In order to calculate the fair value of the options granted in 2001, it was assumed that the risk-free interest rate was 3.0%, there would be no dividends paid by the Company over the exercise period, the expected life of the options would be the entire exercise period and 10% stock volatility. For purposes of pro forma disclosures, the estimated fair value is included in expense over the vesting period. The following information summarizes the options granted under both plans:

                                                                           Year Ending December 31,
                                                                           ------------------------
                                                                       2001                       2000
                                                                       ----                       ----
Weighted-average grant-date fair value of options
    issued during the year                                          $   61,062                          -
                                                                    ==========                  =========
Net earnings:
    As reported                                                     $1,267,387                  1,224,812
                                                                    ==========                  =========
    Proforma                                                        $1,240,144                  1,205,202
                                                                    ==========                  =========
Basic and diluted earnings per share:
    As reported                                                     $      .25                        .25
                                                                    ==========                  =========
    Proforma                                                        $      .25                        .24
                                                                    ==========                  =========

                                                                     (continued)

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

(15) Employee Benefit Plans
    The Company  maintains  a  qualified  employee  stock  ownership  plan  (the
        "ESOP"). The ESOP is qualified under Section 4975(e)(7) of the Internal Revenue Code, under which the Bank and its subsidiary may act as participating employees. In addition, the ESOP meets all applicable requirements of the Tax Reform Act of 1986 and is qualified under
        Section 401 (k) of the Internal Revenue Code.

        At the discretion of the Board of Directors, the Company may make a contribution to the ESOP of up to 15% of total compensation paid to employees during the year. Employees are 100% vested after five years of service. For the years ended December 31, 2001 and 2000, the Company incurred compensation costs of $100,000 and $25,000, respectively.

        In addition, the Company sponsors an employee savings plan, which qualifies as a 401 (k) plan under the Internal Revenue Code. Under the employee savings plan, employees may contribute up to 10% of their pre-tax compensation. The Company makes contributions on a discretionary basis as approved by the Board of Directors. Participants vest immediately in their own contributions and after four years of service in contributions made by the Company. Employee savings plan expense for the years ended December 31, 2001 and 2000 was $39,598 and $38,158, respectively.

(16) Executive Supplemental Income Plan
    The Company has an executive supplemental income plan (the "Plan") to provide supplemental income for two of its current executives after their retirement. The funding of the Plan involved the purchase of five cash surrender value life insurance policies, which totaled $3,180,000. The Plan is structured such that each participant is scheduled to receive specified levels of income after the retirement age of 65 for seventeen years. In the event a participant leaves the employment of the Company before retirement, only the benefits vested through that date would be paid to the employee. The Plan also provides for 100% vesting in the event of a change in Company ownership. The accounting for the Plan is as follows: Monthly, the Company records the mortality cost as a reduction of the asset. Interest for the policies is recorded to the asset and salary continuation expenses are accrued.

        The Company has approximately $236,427 and $165,598 in deferred compensation accrued at December 31, 2001 and 2000, respectively, which is included in other liabilities in the accompanying consolidated balance sheets. The Company recognized net earnings of $56,724 and $54,809, consisting of the net earnings on life insurance policies and compensation expenses accrued, in connection with the Plan during 2001 and 2000, respectively.

(17) Legal Contingencies
    Various legal  claims  also arise from time to time in the normal  course of business which, in the opinion of management of the Company, will not have a material effect on the Company's consolidated financial statements.


                                                                     (continued)

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

(18) Concentration of Credit Risk
    The Company originates real estate, consumer and commercial loans primarily in its Central Florida market area. Although the Company has a diversified loan portfolio, a substantial portion of its borrowers' ability to honor their contracts is dependent upon the economy of Central Florida. The Company does not have a significant exposure to any individual customer or counterparty.

        The Company manages its credit risk by limiting the total amount of arrangements outstanding with individual customers, by monitoring the size and maturity structure of the loan portfolio, by obtaining collateral based on management's credit assessment of the customers, and by applying a uniform credit process for all credit exposures.

 (19) Condensed Parent Company Financial Statements
    The unconsolidated condensed financial statements of the Holding Company are presented as follows:

                            Condensed Balance Sheets
                                                                                                          At December 31,
                                                                                                          ---------------
                                                                                                   2001                      2000
                                                                                                   ----                      ----
Assets:
     Cash, deposited with subsidiary                                                         $    184,339                   386,564
     Investment in subsidiary                                                                  19,673,911                16,036,847
     Securities available for sale                                                                432,410                         -
     Premises and equipment, net                                                                2,496,548                         -
     Other assets                                                                                 320,494                 1,311,525
                                                                                                  -------                 ---------

           Total assets                                                                      $ 23,107,702                17,734,936
                                                                                             ============                ==========

Liabilities and stockholders' equity:

Liabilities:
Other borrowings                                                                                2,114,546                 2,014,546
     Capital lease obligation                                                                   2,451,822                         -
     Other liabilities                                                                              9,774                    13,780
                                                                                                ---------                 ---------

           Total liabilities                                                                    4,576,142                 2,028,326
                                                                                                ---------                 ---------
Stockholders' equity:
     Common stock                                                                                  54,094                    49,479
     Additional paid-in capital                                                                17,492,174                15,987,989
     Retained earnings (accumulated deficit)                                                    1,121,424                  (145,963)
     Accumulated other comprehensive income (loss)                                               (136,132)                 (184,895)
                                                                                                 --------                  --------

           Total stockholders' equity                                                          18,531,560                15,706,610
                                                                                               ----------                ----------

           Total liabilities and stockholders' equity                                        $ 23,107,702                17,734,936
                                                                                             ============                ==========

                                                                     (continued)

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

(19) Condensed Parent Company Financial Statements, Continued

                        Condensed Statements of Earnings

                                                                                                         For the Year Ended
                                                                                                                December 31,
                                                                                                         ------------------
                                                                                                  2001                        2000
                                                                                                  ----                        ----

Revenue:
     Interest and dividend income                                                            $    35,917                     43,991
     Other income                                                                                139,257                    333,575
                                                                                                 -------                    -------

           Total income                                                                          175,174                    377,566
                                                                                                 -------                    -------

Expenses:
     Salary and employee benefits                                                                 55,291                     59,069
     Occupancy expense                                                                           128,345                    446,526
     Interest expense                                                                            248,511                    144,189
     Other expense                                                                               223,706                     88,879
                                                                                                 -------                     ------

           Total expenses                                                                        655,853                    738,663
                                                                                                 -------                    -------


     Loss before income from subsidiary                                                         (480,679)                  (361,097)

Equity in undistributed earnings of subsidiary                                                 1,572,745                  1,341,997
                                                                                               ---------                  ---------

     Income before income taxes                                                                1,092,066                    980,900

Income tax benefit                                                                              (175,321)                  (243,912)
                                                                                                --------                   --------

     Net earnings                                                                            $ 1,267,387                  1,224,812
                                                                                             ===========                  =========

                                                                     (continued)

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

(19) Condensed Parent Company Financial Statements, Continued

                       Condensed Statements of Cash Flows

                                                                                                        For the Year Ended
                                                                                                               December 31,
                                                                                                        ------------------
                                                                                                    2001                     2000
                                                                                                    ----                     ----
Cash flows used in operating activities:
     Net earnings                                                                               $ 1,267,387               1,224,812
     Adjustments to reconcile net earnings to net cash
       provided by (used in) operating activities:
         Depreciation                                                                                24,777                 109,477
         Accretion of stock option expense                                                           43,750                  43,749
         Equity in undistributed earnings of subsidiary                                          (1,572,745)             (1,341,997)
         Cash provided by (used in) resulting from
           changes in:
              Other assets                                                                        1,000,565                (442,951)
              Other liabilities                                                                      (4,006)                  2,709
                                                                                                     ------                   -----

         Net cash provided by (used in) operating activities                                        759,728                (404,201)
                                                                                                    -------                --------

Cash flows used in investing activities:
     Capital infusion in the subsidiary                                                          (2,000,000)             (1,600,000)
     Loans originated, net of principal repayments                                                        -                (217,276)
     Repayments of note receivable                                                                        -                  25,000
     Purchase of securities available for sale                                                     (457,500)                      -
     Purchase of premises and equipment                                                             (21,325)                      -
                                                                                                    -------                --------
         Net cash used in investing activities                                                   (2,478,825)             (1,792,276)
                                                                                                 ----------              ----------

Cash flows provided by financing activities:
     Net increase in other borrowings                                                               100,000               2,014,546
     Net proceeds from the sale of common stock                                                   1,465,050                       -
     Principal repayments under capital lease obligation                                            (48,178)                      -
                                                                                                    -------                --------
         Net cash provided by financing activities                                                1,516,872               2,014,546
                                                                                                  ---------               ---------

         Net decrease in cash and cash equivalents                                                 (202,225)               (181,931)

Cash and cash equivalents at beginning of year                                                      386,564                 568,495
                                                                                                    -------                 -------

Cash and cash equivalents at end of year                                                        $   184,339                 386,564
                                                                                                ===========                 =======

                                                                     (continued)

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

(19) Condensed Parent Company Financial Statements, Continued

                  Condensed Statements of Cash Flows, Continued

                                                                                  For the Year Ended
                                                                                        December 31,
                                                                                  ------------------
                                                                                 2001              2000
                                                                                 ----              ----

Supplemental disclosures of noncash transactions:
     Change in investment in subsidiary due to change in
         accumulated other comprehensive income,
         unrealized (loss) gain on securities available
         for sale, net of tax                                                $  (131,487)        10,535
                                                                             ===========         ======
     Change in investment in subsidiary due to change in
         accumulated other comprehensive income,
         securities transferred from available for sale to
         held to maturity, net of tax                                        $   195,806         72,376
                                                                             ===========         ======
     Change in accumulated other comprehensive income,
         unrealized loss on securities available for sale,
         net of tax                                                         $    (15,556)             -
                                                                             ===========         ======

     Capital lease entered into for Bank premises                            $ 2,500,000              -
                                                                             ===========         ======

    The major sources of funds available to the Company for payment of dividends are dividends from the Bank. The ability of the Bank to pay dividends to the Holding Company is subject to the approval of the Office of Thrift Supervision, thus all of the Holding Company's investment in the Bank is restricted as to dividend payments from the Bank to the Holding Company.

                                                                     (continued)

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

(20) Selected Quarterly Financial Data (Unaudited)
    Summarized quarterly financial data follows (in thousands, except for per share amounts):

                                                                           First       Second        Third      Fourth
                                                                         Quarter      Quarter      Quarter     Quarter         Total
                                                                         -------      -------      -------     -------         -----
Year Ended December 31, 2001:
Interest income                                                           $4,941        5,130        4,909        4,970       19,950
Interest expense                                                           3,566        3,540        3,262        2,904       13,272
                                                                           -----        -----        -----        -----       ------

     Net interest income                                                   1,375        1,590        1,647        2,066        6,678

Provision for loan losses                                                    105          185          130          120          540
                                                                             ---          ---          ---          ---          ---

     Net interest income after provision for loan losses                   1,270        1,405        1,517        1,946        6,138

Noninterest income                                                           419          694          472          799        2,384
Noninterest expense                                                        1,549        1,645        1,372        1,972        6,538
                                                                           -----        -----        -----        -----        -----

Earnings before income taxes                                                 140          454          617          773        1,984

Income taxes                                                                  34          176          250          257          717
                                                                              --          ---          ---          ---          ---

Net earnings                                                              $  106          278          367          516        1,267
                                                                          ======          ===          ===          ===        =====

Earnings per share, basic and diluted                                     $  .02          .06          .07          .10          .25
                                                                          ======          ===          ===          ===          ===

Year Ended December 31, 2000:
Interest income                                                           $4,128        4,500        4,790        4,987       18,405
Interest expense                                                           2,648        3,018        3,332        3,583       12,581
                                                                           -----        -----        -----        -----       ------

     Net interest income                                                   1,480        1,482        1,458        1,404        5,824

Provision for loan losses                                                     60           60           60          149          329
                                                                              --           --           --          ---          ---

     Net interest income after provision for loan losses                   1,420        1,422        1,398        1,255        5,495

Noninterest income                                                           392          505          526          596        2,019
Noninterest expense                                                        1,345        1,494        1,519        1,507        5,865
                                                                           -----        -----        -----        -----        -----

Earnings before income taxes                                                 467          433          405          344        1,649

Income taxes                                                                 159          113          116           36          424
                                                                             ---          ---          ---           --          ---

Net earnings                                                              $  308          320          289          308        1,225
                                                                          ======          ===          ===          ===        =====

Earnings per share, basic and diluted                                     $  .06          .07          .06          .06          .25
                                                                          ======          ===          ===          ===          ===

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS.

On October 9, 2001, the Registrant reported it terminated the services of KPMG, LLP and at the same time selected the accounting firm of Hacker, Johnson & Smith PA as independent auditors for the the 2001 fiscal year. There were no disagreements with accountants on accounting and financial disclosure matters.


                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

Registrant hereby incorporates by reference the sections entitled "Election of one Class I Director" and "Board of Directors Meeting" contained at pages 3 through 6 of the Proxy Statement filed electronically with the Securities and Exchange Commission on April 5, 2001.

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

(f)  Changes in Control

Registrant is not aware of any arrangements, including any pledge by any person of its securities, the operation of which may, at a subsequent date, result in a change in control of Registrant.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2001, neither the Registrant nor its subsidiaries have engaged in any reportable transactions, including loans, to Registrant or its subsidiaries', directors, executive officers, their associates and members of the immediate families of such directors and executive officers.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following exhibits are filed with or incorporated by reference
    ---------
   into this report. The exhibits which are marked by a single asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from Registrant's Registration Statement on form SB-1, as effective with the Securities and Exchange Commission ("SEC") on October 7, 1997, Registration No. 333-30883. The exhibits which are marked by a double asterisk (**) were previously filed with the SEC, and are hereby incorporated by reference from Registrant's 1998 Definitive Proxy Statement. The exhibits which are marked with a triple asterisk (***) were previously filed with the SEC, and are hereby incorporated by reference from Registrant's 1999 Definitive Proxy Statement. The exhibits which are marked with a quadruple asterisk (****) were previously filed with the SEC, and are hereby incorporated by reference from Registrant's 2001 Definitive Proxy Statement. The exhibits which are marked with a quintuple asterisk (*****) were previously filed with the SEC, and are hereby incorporated by reference from Registrant's 1999 10-KSB. The exhibit numbers correspond to the exhibit numbers in the referenced documents.

Exhibit No.                    Description of Exhibit
-------------------------------------------------------------------

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
          *****10.1      Amended  Employment  Agreement  By  and  Among  Federal
                         Trust, the Bank and James V. Suskiewich
          *****10.2      First  Amendment  to  the Amended Employment  Agreement
                         By and  Among  Federal  Trust,  the  Bank  and James V.
                         Suskiewich
          *****10.3      Amended  Employment  Agreement  By  and  Among  Federal
                         Trust, the Bank and Aubrey W. Wright, Jr.
                 21      Subsidiaries
          **** 22.1      Proxy Statement for 2002 Annual Meeting of Shareholders

(b) Reports on form 8-KSB. Registrant filed two reports on form 8-KSB during ---------------------- 2001

     October 9, 2001 - Changes in Registrant's Certifying Accountant

     October 10, 2001 - Changes in Registrant's Certifying Accountant

     November 13, 2001 - Amendment to By-Laws

                                   SIGNATURES

Pursuant to the requirement of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     March 27, 2002                             FEDERAL TRUST CORPORATION


                                                By /s/ Aubrey H. Wright
                                                   -----------------------------
                                                       Aubrey H. Wright
                                                       Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ James V. Suskiewich         Chairman of the Board and         March 27, 2002
-----------------------

James V. Suskiewich             President

/s/ A. George Igler.            Director                          March 27, 2002
--------------------
A. George Igler

/s/ Samuel C. Certo             Director                          March 27, 2002
-------------------

Samuel C. Certo

/s/ Kenneth W. Hill             Director                          March 27, 2002
-------------------

Kenneth Hill

/s/ George W. Foster            Director                          March 27, 2002
--------------------

George Foster




Supplemental information to be furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

Registrant intends to mail the 2002 Annual Report and proxy materials to its shareholders on or about April 23, 2001.


                                   EXHIBIT 21

                                  SUBSIDIARIES


Subsidiaries of the Registrant       Jurisdiction of Incorporation       Name under which business is conducted
------------------------------       -----------------------------       --------------------------------------

Federal Trust Bank                   United States of America            Federal Trust Bank

