Form 10QSB
period 2002-03-31
FEDERAL TRUST CORP
filed 2002-05-13
CIK 842640

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 X       Quarterly  report under Section 13 or 15(d)  of the Securities Exchange
----     Act of 1934

For the quarterly period ended March 31, 2002

____     Transition report under Section 13 or 15(d) of the Exchange Act


For the transition period from _________ to _________

Commission file number  33-27139
                       ---------


                            FEDERAL TRUST CORPORATION
                            -------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


        Florida                                                  59-2935028
-------------------------                                    -------------------
(State or Other Jurisdiction                                 (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

                               312 West 1st Street
                             Sanford, Florida 32771
                    (Address of Principal Executive Offices)

                                 (407) 323-1833
                           (Issuer's Telephone Number)

                                       N/A
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, par value $.01 per share                   5,492,782 shares
--------------------------------------             -----------------------------
            (class)                                Outstanding at April 24, 2002



Transitional small business disclosure format (check one)  Yes        No   X
                                                               ------    -------

--------------------------------------------------------------------------------

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

                                      INDEX



PART I. FINANCIAL INFORMATION
   Item 1. Financial Statements                                                                              Page
                                                                                                             ----
     Condensed Consolidated Balance Sheets -
       At March 31, 2002 (unaudited) and At December 31, 2001...................................................2

     Condensed Consolidated Statements of Earnings (unaudited)
       Three Months ended March 31, 2002 and 2001...............................................................3

     Condensed Consolidated Statement of Stockholders' Equity (unaudited)
       Three Months ended March 31, 2002........................................................................4

     Condensed Consolidated Statements of Cash Flows (unaudited)
       Three Months Ended March 31, 2002 and 2001.............................................................5-6

     Notes to Condensed Consolidated Financial Statements (unaudited)........................................7-10

     Review by Independent Certified Public Accountants........................................................11

     Report on Review by Independent Certified Public Accountants..............................................12

   Item 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations..............................................................................13-15

PART II. OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K...................................................................16

SIGNATURES.....................................................................................................17


                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets


                                                                                                      At
                                                                                                      --
                                                                                          March 31,       December 31,
                                                                                          ---------       ------------
    Assets                                                                                  2002              2001
                                                                                            ----              ----
                                                                                         (unaudited)

Cash and due from banks                                                                $   2,068,349         2,957,704
Interest-bearing deposits                                                                  6,949,917         8,608,497
                                                                                       -------------     -------------

              Cash and cash equivalents                                                    9,018,266        11,566,201

Securities available for sale                                                             17,448,142        13,948,408
Loans, less allowance for loan losses of $1,739,287 in 2002 and
    $1,764,520 in 2001                                                                   262,960,023       264,186,817
Accrued interest receivable                                                                2,095,547         2,047,709
Premises and equipment, net                                                                6,678,051         5,643,678
Foreclosed assets                                                                            632,023           713,717
Federal Home Loan Bank stock, at cost                                                      3,075,000         3,075,000
Mortgage servicing rights, net                                                             1,618,360         1,653,823
Executive supplemental income plan - cash surrender value of
    life insurance policies                                                                2,878,377         2,846,729
Deferred tax asset                                                                           106,009           114,151
Other assets                                                                                 539,603           685,011
                                                                                       -------------     -------------

              Total assets                                                             $ 307,049,401       306,481,244
                                                                                       =============     =============

     Liabilities and Stockholders' Equity

Liabilities:
    Noninterest-bearing demand deposits                                                    4,943,732         5,135,393
    Interest-bearing demand deposits                                                       2,130,094         1,347,835
    Money-market deposits                                                                 45,014,321        32,367,751
    Savings deposits                                                                       3,126,215         1,923,212
    Time deposits                                                                        174,076,937       184,625,537
                                                                                       -------------     -------------

              Total deposits                                                             229,291,299       225,399,728

    Federal Home Loan Bank advances                                                       45,000,000        50,000,000
    Other borrowings                                                                       2,314,546         2,114,546
    Capital lease obligation                                                               2,374,857         2,451,822
    Accrued interest payable                                                                 515,117           319,793
    Official checks                                                                        3,229,454         2,569,112
    Advance payments by borrowers for taxes and insurance                                  1,263,643           885,317
    Other liabilities                                                                      3,748,576         4,209,366
                                                                                       -------------      ------------

              Total liabilities                                                          287,737,492       287,949,684
                                                                                       -------------      ------------

Stockholders' equity:
    Common stock                                                                             54,928             54,094
    Additional paid-in capital                                                            17,797,838        17,492,174
    Retained earnings                                                                      1,573,350         1,121,424
    Accumulated other comprehensive income (loss)                                           (114,207)         (136,132)
                                                                                       -------------      ------------

              Total stockholders' equity                                                  19,311,909        18,531,560
                                                                                       -------------      ------------

              Total liabilities and stockholders' equity                               $ 307,049,401       306,481,244
                                                                                       =============     =============


See Accompanying Notes to Condensed Consolidated Financial Statements.



                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

                  Condensed Consolidated Statements of Earnings
                                   (Unaudited)

                               Three Months Ended

                                                                                                  March 31,
                                                                                                  ---------
                                                                                            2002               2001
                                                                                            ----               ----
Interest income:
    Loans                                                                              $   4,553,030         4,776,173
    Securities                                                                                92,804            71,095
    Other interest-earning assets                                                             94,644            93,397
                                                                                       -------------     -------------

         Total interest income                                                             4,740,478         4,940,665
                                                                                       -------------     -------------

Interest expense:
    Deposits                                                                               2,178,318         2,807,051
    Other borrowings                                                                         591,588           758,704
                                                                                       -------------     -------------

         Total interest expense                                                            2,769,906         3,565,755
                                                                                       -------------     -------------

         Net interest income                                                               1,970,572         1,374,910

Provision for loan losses                                                                     30,000           105,000
                                                                                       -------------     -------------

         Net interest income after provision for loan losses                               1,940,572         1,269,910
                                                                                       -------------     -------------

Other income:
    Service charges and fees                                                                  93,604            79,642
    Net loan servicing income                                                                 53,201            83,907
    Gain on sale of loans held for sale                                                      257,794            65,603
    Other                                                                                    235,614           189,913
                                                                                       -------------     -------------

         Total other income                                                                  640,213           419,065
                                                                                       -------------     -------------

Other expenses:
    Salary and employee benefits                                                             958,622           822,302
    Occupancy expense                                                                        332,284           251,392
    Data processing                                                                           94,136            83,383
    Professional services                                                                     69,924            54,718
    Other                                                                                    425,406           337,153
                                                                                       -------------     -------------

         Total other expense                                                               1,880,372         1,548,948
                                                                                       -------------     -------------

         Earnings before income taxes                                                        700,413           140,027

Income taxes                                                                                 248,487            34,399
                                                                                       -------------     -------------

         Net earnings                                                                  $     451,926           105,628
                                                                                       =============     =============

Basic and diluted earnings per share                                                   $         .08               .02
                                                                                       =============     =============

Weighted-average shares outstanding for basic and diluted                                  5,451,116         4,947,911
                                                                                       =============     =============

Cash dividends per share                                                               $           -                 -
                                                                                       =============     =============


See Accompanying Notes to Condensed Consolidated Financial Statements.



                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

            Condensed Consolidated Statement of Stockholders' Equity

                    For the Three Months Ended March 31, 2002



                                                                                                   Accumulated
                                                                                                     Other
                                                                                                    Compre-
                                                                   Additional                        hensive         Total
                                              Common Stock          Paid-In        Retained         Income      Stockholders'
                                           -------------------
                                           Shares       Amount       Capital        Earnings         (Loss)         Equity
                                           ------       ------     -----------    -------------   ------------  --------------

Balance at December 31, 2001            5,409,449     $ 54,094    $17,492,174       $1,121,424     ($136,132)     $18,531,560
                                                                                                                  -----------

Comprehensive income:
         Net earnings (unaudited)               -            -              -          451,926             -          451,926

         Change in unrealized
             loss on securities
             available for sale,
             net of income taxes
             of $8,142
             (unaudited)                        -            -              -                -        21,925           21,925
                                                                                                                  -----------

Comprehensive income
         (unaudited)                                                                                                  473,851
                                                                                                                  -----------

Accretion of stock options for stock
         compensation programs
         (unaudited)                            -            -          6,498                -             -            6,498

Issuance of common stock
         (unaudited)                       83,333          834        299,166                -             -          300,000
                                        ---------     --------    -----------       ----------      --------      -----------

Balance at March 31, 2002
         (unaudited)                    5,492,782     $ 54,928    $17,797,838       $1,573,350     ($114,207)     $19,311,909
                                        =========     ========    ===========       ==========      ========      ===========




See Accompanying Notes to Condensed Consolidated Financial Statements.



                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                                   ---------
                                                                                            2002               2001
                                                                                            ----               ----
Cash flows from operating activities:
    Net earnings                                                                       $     451,926           105,628
    Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization                                                          106,822            83,204
      Net amortization of premiums, fees and discounts on loans and securities               261,746           102,066
      Provision for loan losses                                                               30,000           105,000
      Accretion of stock option expense                                                        6,498            10,938
      Net increase in cash surrender value of life insurance policies                        (31,648)          (32,294)
      Proceeds from sales of loans held for sale                                          15,663,662         2,851,409
      Loans originated for resale                                                         (4,658,077)                -
      Gain on sale of loans held for sale                                                   (257,794)          (65,603)
      Cash provided by (used in) resulting from changes in:
        Accrued interest receivable                                                          (47,838)            4,151
        Mortgage servicing rights                                                             35,463           143,754
        Other assets                                                                         145,408           410,478
        Accrued interest payable                                                             195,324           175,250
        Official checks                                                                      660,342         1,181,042
        Advance payments by borrowers for taxes and insurance                                378,326           263,998
        Other liabilities                                                                   (460,790)       (1,372,695)
                                                                                       -------------     -------------

        Net cash provided by operating activities                                         12,479,370         3,966,326
                                                                                       -------------     -------------

Cash flows from investing activities:
    Purchase of securities available for sale                                             (4,058,491)       (1,044,242)
    Proceeds from principal repayments of securities available for sale                      524,221         1,364,410
    Principal repayments, net of loans originated                                          1,446,271       (20,282,214)
    Purchase of loans                                                                    (11,255,443)                -
    Purchase of premises and equipment                                                      (841,195)         (478,298)
    Purchase of Federal Home Loan Bank stock                                                       -          (200,000)
    Net proceeds from sale of foreclosed assets                                              142,726           203,221
                                                                                       -------------     -------------

        Net cash used in investing activities                                            (14,041,911)      (20,437,123)
                                                                                       -------------     -------------

Cash flows from financing activities:
    Net increase in deposits                                                               3,891,571         3,856,135
    Net (decrease) increase in Federal Home Loan Bank advances                            (5,000,000)       13,000,000
    Net increase in other borrowings                                                         200,000           500,000
    Principal repayments under capital lease obligation                                      (76,965)                -
                                                                                       -------------     -------------

      Net cash (used in) provided by financing activities                                   (985,394)       17,356,135
                                                                                       -------------     -------------

Net (decrease) increase in cash and cash equivalents                                      (2,547,935)          885,338

Cash and cash equivalents at beginning of period                                          11,566,201         4,959,179
                                                                                       -------------     -------------

Cash and cash equivalents at end of period                                             $   9,018,266         5,844,517
                                                                                       =============     =============


                                                                     (continued)



                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

           Condensed Consolidated Statements of Cash Flows, Continued
                                   (Unaudited)

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                                   ---------
                                                                                            2002            2001
                                                                                            ----            ----

Supplemental disclosure of cash flow information: Cash paid during the period for:
    Interest                                                                           $   2,574,582        1,359,958
                                                                                       =============     =============

    Income taxes                                                                       $      30,000                 -
                                                                                       =============     =============

Supplemental disclosures of noncash transactions:
    Foreclosed assets acquired in settlement of loans                                  $      61,032           345,850
                                                                                       =============     =============

    Market value adjustment on securities available for sale:
      Market value adjustment                                                          $      30,067            26,300
                                                                                       =============     =============

      Deferred income taxes                                                            $       8,142             8,606
                                                                                       =============     =============

      Change in unrealized loss on securities available for sale, net                  $      21,925            17,694
                                                                                       =============     =============

    Common stock issued in connection with capital land lease                          $     300,000                 -
                                                                                       =============     =============

    Transfer of loans in portfolio to loans held for sale                              $   9,839,071                 -
                                                                                       =============     =============







See Accompanying Notes to Condensed Consolidated Financial Statements.

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

        Notes to Condensed Consolidated Financial Statements (unaudited)


(1) Description of Business and Basis of Presentation
     General. Federal Trust Corporation ("Federal Trust") is a unitary savings and loan holding company and sole shareholder of Federal Trust Bank (the "Bank"), a federally-chartered stock savings bank (together, the "Company").

     Federal Trust's primary investment is the ownership of the Bank. The Bank provides a wide range of banking services to individual and corporate customers through its three offices located in Orange, Seminole and Volusia Counties, Florida. FTB Financial Services, Inc., a wholly-owned subsidiary of the Bank, provides investment services to customers of the Bank.

     The condensed consolidated financial statements, include the accounts and operations of Federal Trust, the Bank and the Bank's subsidiary. All material intercompany accounts and transactions have been eliminated in consolidation.

     In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (principally consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2002, and the results of operations and cash flows for the three-month periods ended March 31, 2002 and 2001. The results of operations for the three-month period ended March 31, 2002, are not necessarily indicative of the results to be expected for the entire year ended December 31, 2002. These statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10 - KSB for the year ended December 31, 2001.

(2)  Loans
     The components of loans are summarized as follows:
                                                                                        At March 31,     At December 31,
                                                                                           2002              2001
                                                                                           ----              ----
           Mortgage loans:
                Residential                                                            $ 208,271,841       203,920,900
                Commercial                                                                33,395,745        28,999,067
                Construction                                                              22,642,544        32,212,511
                                                                                       -------------     -------------

                         Total mortgage loans                                            264,310,130       265,132,478

           Commercial loans                                                                  712,978         3,077,593
           Consumer and other loans                                                        3,316,649         6,235,269
                                                                                       -------------     -------------

                         Total loans                                                     268,339,757       274,445,340

           Add (deduct):
                Allowance for loan losses                                                 (1,739,287)       (1,764,520)
                Net premiums, discounts, deferred fees and costs                           2,015,943         2,319,204
                Undisbursed portion of loans in process                                   (5,656,390)      (10,813,207)
                                                                                       -------------     -------------

                         Loans, net                                                    $ 262,960,023       264,186,817
                                                                                       =============     =============

                                                                     (continued)

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

(2)  Loans, Continued
    The following is a summary of information regarding nonaccrual and impaired loans (in thousands):

                                                                                                      At
                                                                                                      --
                                                                                          March 31,       December 31,
                                                                                          ---------       ------------
                                                                                           2002               2001
                                                                                           ----               ----

                Nonaccrual loans                                                       $       4,655             3,589
                                                                                               =====             =====

                Total recorded investment in impaired loans                            $       5,648             4,305
                                                                                               =====             =====

                Recorded investment in impaired loans for which
                    there is a related allowance for loan losses                       $       5,648             4,305
                                                                                               =====             =====

                Recorded investment in impaired loans for which
                    there is no related allowance for loan losses                      $           -                 -
                                                                                       =============     =============

                Allowance for loan losses related to impaired loans                    $         889               659
                                                                                       =============     =============

                                                                                             Three Months Ended
                                                                                                 March 31,
                                                                                                 ---------
                                                                                           2002               2001
                                                                                           ----               ----

                Interest income recognized on impaired loans                           $          35                32
                                                                                       =============     =============

                Average net recorded investment in impaired loans                      $       4,203             3,800
                                                                                       =============     =============

     The activity in the allowance for loan losses is as follows:

                                                                                             Three Months Ended
                                                                                                 March 31,
                                                                                           2002               2001
                                                                                           ----               ----

                Balance at beginning of period                                         $   1,764,520         1,634,259
                Provision for loan losses                                                     30,000           105,000
                Charge-offs                                                                  (60,704)         (125,006)
                Recoveries                                                                     5,471             5,388
                                                                                       -------------     -------------

                Balance at end of period                                               $   1,739,287         1,619,641
                                                                                       =============     =============

     A provision for loan losses is generally charged to earnings based upon management's evaluation of the potential losses in its loan portfolio. During the quarter ended March 31, 2002, management made a provision of $30,000 based on its evaluation of the loan portfolio, as compared to the provision of $105,000 made in the quarter ended March 31, 2001. Management believes that the allowance is adequate, primarily as a result of the overall quality, and the high percentage of residential single family home loans, in the portfolio.

     The Bank had approximately $908,000 in loans held for sale at December 31, 2001. At March 31, 2002, the Bank did not have any loans held for sale.


                                                                     (continued)

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

(3)  Regulatory Capital
     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets. Management believes, as of March 31, 2002, that the Bank meets all capital adequacy requirements to which it is subject.

         As of March 31, 2002, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain total risk-based, Tier I risk-based and Tier I leverage percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution' s category. The following table summarizes the capital thresholds for each prompt corrective action capital category. An institution's capital category is based on whether it meets the threshold for all three capital ratios within the category. The Bank's actual capital amounts and percentages are also presented in the table (in thousands).

                                                                                              To Be Well Capitalized
                                                                                                   Under Prompt
                                                                     For Capital Adequacy       Corrective Action
                                           Actual                      Purposes                   Provisions
                                ------------------------------------------------------------------------------------
                                              Amount       %          Amount         %            Amount        %
                                              ------    -------       ------      -------         ------     -------
    At March 31, 2002:
        Total capital (to risk-
           weighted assets)                 $ 21,849       11.6%   $  15,083         8.0%       $ 18,854        10.0%
        Tier I capital (to risk
           weighted assets)                   20,140       10.7        7,541         4.0          11,312         6.0
        Tier I capital (to average
           adjusted assets                    20,140        6.6       12,124         4.0          15,155         5.0


(4)  Earnings Per Share
     Basic and diluted earnings per share have been computed on the basis of the weighted-average number of shares of common stock outstanding during the periods. The Company's outstanding stock options (aggregating 395,000 at March 31, 2002) are not dilutive.

                                                                     (continued)

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

 (5)  Other Events
     In February 2002, the Company entered into a land lease for a future branch facility in Casselberry, Florida. In connection with the lease, the Company prepaid the entire amount due under the lease by paying $200,000 in cash and issuing 83,333 shares of common stock. The Company has the option to purchase the land for $1 after ten years. The Company expects total construction and equipment costs of the new branch to be approximately $750,000.

     The Company  has  filed  a  Form  SB-2  Registration   Statement  with  the
         Securities and Exchange Commission to provide for a limited rights offering to current stockholders. This rights offering is expected to commence during early second quarter of 2002.

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

               Review by Independent Certified Public Accountants


Hacker, Johnson & Smith PA, the Company's independent certified public accountants, have made a limited review of the financial data as of March 31, 2002, and for the three-month period ended March 31, 2002 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          Report on Review by Independent Certified Public Accountants



The Board of Directors
Federal Trust Corporation
Sanford, Florida:


     We have reviewed the accompanying condensed consolidated balance sheet of Federal Trust Corporation and Subsidiary (the "Company") as of March 31, 2002, and the related condensed consolidated statements of earnings, stockholders' equity and cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of earnings, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 22, 2002 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




HACKER, JOHNSON & SMITH PA
Orlando, Florida
April 24, 2002

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

               Comparison of March 31, 2002 and December 31, 2001


General

     Federal Trust Corporation ("Federal Trust"), is the sole shareholder of Federal Trust Bank (the "Bank") (together, the "Company"). Federal Trust operates as a unitary savings and loan holding company and its business activities primarily include the operation of the Bank.

     The Bank is chartered as a federal stock savings bank. The Bank provides a wide range of banking services to individual and corporate customers through its three offices located in Orange, Seminole and Volusia Counties, Florida. FTB Financial Services, Inc., a wholly-owned subsidiary of the Bank, provides investment services to customers of the Bank.

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

Capital Resources

     During the three months ended March 31, 2002, the Company's primary source of funds consisted of a net increase in deposits of $3.9 million and net cash provided by operating activities of $12.5 million. The Company used its capital resources principally to purchase loans, net of principal repayments and securities of $9.8 million and $4.1 million, respectively and to repay $5.0 million of Federal Home Loan Bank advances. At March 31, 2002, the Company had commitments to originate loans, including unfunded lines of credit and standby letters of credit, totaling $18.0 million. Management believes the Company has adequate resources to fund all its commitments and that substantially all of its existing commitments will be funded in 2002. At March 31, 2002, the Company had approximately $133.0 million in time deposits maturing in one year or less. Management also believes that, if so desired, it can adjust the rates on time deposits to retain or obtain new deposits in a changing interest rate environment.

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY


Results of Operations

The following table sets forth, for the periods indicated, information regarding
(i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average costs; (iii) net interest/dividend income; (iv) interest-rate spread; and (v) net interest margin.


                                                                  Three Months Ended March 31,
                                                                  ----------------------------
                                                            2002                                2001
                                              -------------------------------     -----------------------------
                                                           Interest   Average                 Interest  Average
                                                Average       and      Yield/       Average     and      Yield/
                                                Balance    Dividends     Cost       Balance  Dividends     Cost
                                                                      (Dollars in thousands)
Interest-earning assets:
   Loans (1)                                  $ 263,261      4,553      6.92%     $ 231,175     4,776      8.26%
   Securities                                    10,430         93      3.57          5,118        71      5.55
   Other interest-earning assets (2)             15,884         95      2.39          6,177        94      6.09
                                              ---------    -------      ----      ---------   -------      ----

       Total interest-earning assets            289,575      4,741      6.55        242,470     4,941      8.15
                                                           -------      ----                  -------      ----

Noninterest-earning assets                       17,463                              11,499
                                              ---------                           ---------

       Total assets                           $ 307,038                           $ 253,969
                                              =========                           =========

Interest-bearing liabilities:
   Interest-bearing demand deposits              43,809        302      2.76         34,742       389      4.48
   Savings deposits                               1,718         15      3.49          1,384        19      5.49
   Time deposits                                177,862      1,861      4.19        145,150     2,399      6.61
                                              ---------    -------      ----      ---------   -------      ----

       Total interest-bearing deposits          223,389      2,178      3.90        181,276     2,807      6.19

   Other borrowings (3)                          49,938        592      4.74         48,174       759      6.30
                                              ---------    -------      ----      ---------   -------      ----


       Total interest-bearing liabilities       273,327      2,770      4.05        229,450     3,566      6.22
                                                           -------      ----                  -------      ----

Noninterest-bearing demand deposits               5,324                               1,787
Noninterest-bearing liabilities                   9,465                               6,920
Stockholders' equity                             18,922                              15,812
                                              ---------                           ---------

       Total liabilities and
           stockholders' equity               $ 307,038                           $ 253,969
                                              =========                           =========

Net interest income                                        $ 1,971                            $ 1,375
                                                           =======                            =======

Interest-rate spread (4)                                                2.50%                              1.93%
                                                                        ====                               ====

Net interest margin (5)                                                 2.72%                              2.27%
                                                                        ====                               ====

Ratio of average interest-earning assets to
   average interest-bearing liabilities            1.06                                1.06
                                                   ====                                ====


(1)  Includes nonaccrual loans and mortgage-backed securities.
(2)  Includes Federal Home Loan Bank stock and interest-earning deposits.
(3) Includes Federal Home Loan Bank advances, line of credit and capital lease obligation.
(4) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5) Net interest margin is annualized net interest income divided by average interest-earning assets.

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

Comparison of the Three-Month Periods Ended March 31, 2002 and 2001

     General.  The Company had net  earnings  for the  three-month  period ended
         March 31, 2002, of $451,926 or $.08 per basic and diluted share, compared to $105,628 or $.02 per basic and diluted share for the same period in 2001. The increase in net earnings was due primarily to increases in net interest income and noninterest income, partially offset by increases in noninterest expenses and the provision for income taxes.

     Interest  Income.   Interest  income  decreased  by  $200,187  or  4.1%  to
         $4,740,478 for the three-month period ended March 31, 2002, from $4,940,665 for the same period in 2001. Interest income on loans decreased $223,143 or 4.7% to $4,553,030 in 2002 from $4,776,173 in
         2001, primarily as a result of a decrease in the average yield earned on loans from 8.26% for the three-month period ended March 31, 2001, to 6.92% for the comparable period in 2002, partially offset by an increase in the average amount of loans outstanding from $231.2 million in 2001 to $263.3 million in 2002. Interest income on securities increased by $21,709 for the three-month period ended March 31, 2002, over the same period in 2001, primarily as a result of a increase in the average balance of securities owned. Management expects the rates earned on the portfolio to fluctuate with general market conditions.

     Interest Expense. Interest expense decreased $795,849 or 22.3% during the three-month period ended March 31, 2002, to $2,769,906 from $3,565,755 for the same period in 2001. Interest on deposits decreased $628,733 or 22.4% to $2,178,318 in 2002 from $2,807,051 in 2001, as a result of a decrease in the average cost of interest-bearing deposits from 6.19% for the three-month period ended March 31, 2001, to 3.90% for the comparable period in 2002, partially offset by an increase in average interest-bearing deposits outstanding from $181.3 million in 2001 to $223.4 million in 2002. Interest on other borrowings decreased to $591,588 in 2002 from $758,704 in 2001, as a result of the decrease in the average cost of other borrowings, offset partially by an increase in the average amount outstanding. Management expects to continue to use FHLB advances and other borrowings as a liability management tool.

     Provision for Loan Losses. A provision for loan losses is generally charged to earnings based upon management's evaluation of the losses in its loan portfolio. During the quarter ended March 31, 2002, management made a provision for loan losses of $30,000 based on its evaluation of the loan portfolio, which was a decrease of $75,000 from the same period in 2001. The allowance for loan losses at March 31, 2002, was $1,739,287 or .65% of total loans outstanding, versus $1,764,520 at December 31, 2001, or .64% of total loans outstanding. Management believes the allowance for loan losses at March 31, 2002, is adequate.

     Other Income. Other income increased $221,148 or 52.8% from $419,065 for the three-month period ended March 31, 2001, to $640,213 for the same period in 2002. The increase in other income was primarily due to an increase of $192,191 in gains on the sale of loans held for sale. The increase in gains on loans held for sale was the result of an increase in the amount of loans sold during the period.

     Other Expenses. Other expenses increased $331,424 or 21.4% to $1,880,372 for the three-month period ended March 31, 2002, from $1,548,948 for the same period in 2001. Salary and employee benefits increased to $958,622 in 2002, from $822,302 in 2001 due to an increase in staff in the loan department, primarily as the result of the addition of commercial lending personnel, and the overall growth of the Company. Occupancy expense increased by $80,892 in 2002, to $332,284 due to the purchase and operation of the new administration building in Sanford, Florida. Other expenses increased by $114,212, as a result of the overall growth of the Company.

     Income Taxes. The income tax provision for the three months ended March 31, 2002 was $248,487 (an effective rate of 35.5%), compared to $34,399 (an effective rate of 24.6%) for the same period in 2001. The accrual rate for taxes was adjusted during the three-month period ended March 31, 2001, as a result of an overaccrual during 2000.

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits.  The following  exhibits are  incorporated  by reference into
         --------
         this report. The exhibits which are marked by a single asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from Registrant's Registration Statement on form SB-1, as effective with the Securities and Exchange Commission ("SEC") on October 7, 1997, Registration No. 333-30883. The exhibits which are marked by a double asterisk (**) were previously filed with the SEC, and are hereby incorporated by reference from Registrant's 1998 Definitive Proxy Statement. The exhibits which are marked with a triple asterisk (***) were previously filed with the SEC, and are hereby incorporated by reference from Registrant's 1999 Definitive Proxy Statement. The exhibits which are marked with a quadruple asterisk (****) were previously filed with the SEC, and are hereby incorporated by reference from Registrant's 1999 10-KSB. The exhibit numbers correspond to the exhibit numbers in the referenced documents (The Company is referred to as Federal Trust).

          Exhibit No.    Description of Exhibit
          -----------    ----------------------


             *  3.1      1996  Amended  Articles of  Incorporation  and the 1995
                         Amended  and  Restated  Articles  of  Incorporation  of
                         Federal Trust
             *  3.2      1995 Amended and Restated Bylaws of Federal Trust
             ** 3.3      1998 Articles of Amendment to Articles of Incorporation
                         of Federal Trust
            *** 3.4      1999 Articles of Amendment to Articles of Incorporation
                         of Federal Trust
             *  4.0      Specimen of Common Stock Certificate
           ****10.1      Amended  Employment  Agreement  By  and  Among  Federal
                         Trust, the Bank and James V. Suskiewich
           ****10.2      First Amendment to the Amended  Employment Agreement By
                         and   Among  Federal  Trust,  the  Bank  and  James  V.
                         Suskiewich
           ****10.3      Amended  Employment  Agreement  By  and  Among  Federal
                         Trust, the Bank and Aubrey W. Wright, Jr.

(b)      Reports on Form 8-K.    There were  no reports filed on Form 8-K during
         --------------------    the three-month period ended March 31, 2002.

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              FEDERAL TRUST CORPORATION
                                                 (Registrant)





Date:  May 13, 2002                           By: /s/ Aubrey H. Wright, Jr.
      ----------------------                      ------------------------------
                                                  Aubrey H. Wright, Jr.
                                                  Chief Financial Officer (Chief
                                                  Accounting  Officer)  and duly
                                                  authorized officer