Form 10QSB
period 2002-06-30
FEDERAL TRUST CORP
filed 2002-08-14
CIK 842640

================================================================================




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 X       Quarterly  report under  Section 13 or 15(d) of the Securities Exchange
----     Act of 1934

For the quarterly period ended June 30, 2002

         Transition report under Section 13 or 15(d) of the Exchange Act
-----

For the transition period from           to
                               ---------    ---------

Commission file number  33-27139
                       ---------


                            FEDERAL TRUST CORPORATION
                            -------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


        Florida                                                  59-2935028
--------------------------------                             -------------------
(State or Other Jurisdiction                                  (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

                               312 West 1st Street
                             Sanford, Florida 32771
                             ----------------------
                    (Address of Principal Executive Offices)

                                 (407) 323-1833
                                 --------------
                           (Issuer's Telephone Number)

                                       N/A
                           --------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, par value $.01 per share                      6,591,338 shares
--------------------------------------                 -------------------------
            (class)     Outstanding at August 6, 2002


Transitional small business disclosure format (check one)  Yes        No   X
                                                               ------    -------

================================================================================

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

                                      INDEX


PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements                                                                              Page
                                                                                                             ----
     Condensed Consolidated Balance Sheets -
       At June 30, 2002 (unaudited) and At December 31, 2001....................................................2

     Condensed Consolidated Statements of Earnings (unaudited)
       Three and Six Months ended June 30, 2002 and 2001........................................................3

     Condensed Consolidated Statement of Stockholders' Equity (unaudited)
       Six Months ended June 30, 2002...........................................................................4

     Condensed Consolidated Statements of Cash Flows (unaudited)
       Six Months Ended June 30, 2002 and 2001................................................................5-6

     Notes to Condensed Consolidated Financial Statements (unaudited)........................................7-10

     Review by Independent Certified Public Accountants........................................................11

     Report on Review by Independent Certified Public Accountants..............................................12

   Item 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations..............................................................................13-17

PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings..................................................................................18

   Item 4.  Submission of Matters to a Vote of Security Holders.............................................18-19

   Item 6.  Exhibits and Reports on Form 8-K...................................................................19

SIGNATURES.....................................................................................................20

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY
                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets


                                                                                                                At
                                                                                              --------------------------------------
                                                                                                June 30,                December 31,
                                                                                                --------                ------------
    Assets                                                                                        2002                      2001
                                                                                                  ----                      ----
                                                                                               (unaudited)

Cash and due from banks                                                                       $   3,253,321               2,957,704
Interest-bearing deposits                                                                        16,157,693               8,608,497
                                                                                              -------------           -------------

              Cash and cash equivalents                                                          19,411,014              11,566,201

Securities available for sale                                                                    16,481,116              13,948,408
Loans, less allowance for loan losses of $1,822,461 in 2002 and
    $1,764,520 in 2001                                                                          267,247,878             264,186,817
Accrued interest receivable                                                                       2,306,605               2,047,709
Premises and equipment, net                                                                       6,866,529               5,643,678
Foreclosed assets                                                                                 1,105,978                 713,717
Federal Home Loan Bank stock, at cost                                                             3,075,000               3,075,000
Mortgage servicing rights, net                                                                    1,524,269               1,653,823
Executive supplemental income plan - cash surrender value of
    life insurance policies                                                                       2,910,743               2,846,729
Deferred tax asset                                                                                   87,456                 114,151
                                                                                                                      -------------
Other assets                                                                                        263,217                 685,011
                                                                                              -------------           -------------

              Total assets                                                                    $ 321,279,805             306,481,244
                                                                                              =============           =============
     Liabilities and Stockholders' Equity

Liabilities:
    Noninterest-bearing demand deposits                                                           5,789,457               5,135,393
    Interest-bearing demand deposits                                                              3,458,299               1,347,835
    Money-market deposits                                                                        51,164,831              32,367,751
    Savings deposits                                                                              5,382,155               1,923,212
    Time deposits                                                                               172,432,694             184,625,537
                                                                                              -------------           -------------

              Total deposits                                                                    238,227,436             225,399,728

    Federal Home Loan Bank advances                                                              47,200,000              50,000,000
    Other borrowings                                                                              3,414,546               2,114,546
    Capital lease obligation                                                                      2,297,200               2,451,822
    Accrued interest payable                                                                        432,753                 319,793
    Official checks                                                                               3,914,437               2,569,112
    Advance payments by borrowers for taxes and insurance                                         2,023,818                 885,317
    Other liabilities                                                                             3,954,860               4,209,366
                                                                                              -------------           -------------

              Total liabilities                                                                 301,465,050             287,949,684
                                                                                              -------------           -------------

Stockholders' equity:
    Common stock                                                                                     54,928                  54,094
    Additional paid-in capital                                                                   17,804,334              17,492,174
    Retained earnings                                                                             2,038,949               1,121,424
    Accumulated other comprehensive income (loss)                                                   (83,456)               (136,132)
                                                                                              -------------           -------------

              Total stockholders' equity                                                         19,814,755              18,531,560
                                                                                              -------------           -------------

              Total liabilities and stockholders' equity                                      $ 321,279,805             306,481,244
                                                                                              =============           =============


See Accompanying Notes to Condensed Consolidated Financial Statements.

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

                  Condensed Consolidated Statements of Earnings
                                   (Unaudited)

                                                                        Three Months Ended                 Six Months Ended
                                                                            June 30,                            June 30,
                                                                 ------------------------------       ------------------------------
                                                                    2002                2001              2002              2001
                                                                    ----                ----              ----              ----
Interest income:
    Loans                                                        $ 4,732,503          4,954,858         9,285,533          9,731,031
    Securities                                                       106,191             84,236           198,995            155,331
    Other interest-earning assets                                     88,388             90,744           183,032            184,141
                                                                 -----------        -----------       -----------        -----------

         Total interest income                                     4,927,082          5,129,838         9,667,560         10,070,503
                                                                 -----------        -----------       -----------        -----------

Interest expense:
    Deposits                                                       2,068,207          2,765,383         4,246,525          5,572,434
    Other borrowings                                                 616,900            774,141         1,208,488          1,532,845
                                                                 -----------        -----------       -----------        -----------

         Total interest expense                                    2,685,107          3,539,524         5,455,013          7,105,279
                                                                 -----------        -----------       -----------        -----------

         Net interest income                                       2,241,975          1,590,314         4,212,547          2,965,224

Provision for loan losses                                            130,000            185,000           160,000            290,000
                                                                 -----------        -----------       -----------        -----------

         Net interest income after provision
              for loan losses                                      2,111,975          1,405,314         4,052,547          2,675,224
                                                                 -----------        -----------       -----------        -----------

Other income:
    Service charges and fees                                          91,116             83,322           184,720            162,964
    Net loan servicing income                                         28,599             79,087            81,800            162,994
    Gain on sale of loans held for sale                               94,679            288,111           352,473            346,712
    Loss on sale of securities available for sale                    (18,487)                 -           (18,487)                 -
    Rental income                                                    221,233                  -           263,009                  -
    Other                                                            139,753            243,185           333,591            439,035
                                                                 -----------        -----------       -----------        -----------

         Total other income                                          556,893            693,705         1,197,106          1,111,705
                                                                 -----------        -----------       -----------        -----------

Other expenses:
    Salary and employee benefits                                   1,030,655            885,444         1,989,277          1,707,746
    Occupancy expense                                                335,890            273,389           668,174            524,781
    Data processing                                                   93,285             73,700           187,421            157,083
    Professional services                                            149,261             80,150           219,185            134,868
    Other                                                            333,735            332,626           759,141            668,714
                                                                 -----------        -----------       -----------        -----------

         Total other expense                                       1,942,826          1,645,309         3,823,198          3,193,192
                                                                 -----------        -----------       -----------        -----------

         Earnings before income taxes                                726,042            453,710         1,426,455            593,737

Income taxes                                                         260,443            175,618           508,930            210,017
                                                                 -----------        -----------       -----------        -----------

         Net earnings                                            $   465,599            278,092           917,525            383,720
                                                                 ===========        ===========       ===========        ===========

Basic and diluted earnings per share                             $       .08                .06               .17                .08
                                                                 ===========        ===========       ===========        ===========

Weighted-average shares outstanding for
    basic and diluted                                              5,492,782          4,947,911         5,471,949          4,947,911
                                                                 ===========        ===========       ===========        ===========

Cash dividends per share                                        $          -                  -                 -                  -
                                                                 ===========        ===========       ===========        ===========


See Accompanying Notes to Condensed Consolidated Financial Statements.

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

            Condensed Consolidated Statement of Stockholders' Equity

                     For the Six Months Ended June 30, 2002




                                                                                                 Accumulated
                                                                                                    Other
                                                                                                    Compre-
                                              Common Stock         Additional                       hensive       Total
                                           -------------------      Paid-In        Retained         Income     Stockholders'
                                           Shares       Amount      Capital        Earnings         (Loss)       Equity
                                           ------       ------      -------        --------         ------       ------

Balance at December 31, 2001            5,409,449     $ 54,094   $ 17,492,174      $ 1,121,424     $(136,132) $ 18,531,560
                                                                                                              ------------

Comprehensive income:
         Net earnings (unaudited)               -            -              -          917,525             -       917,525

         Change in unrealized
             loss on securities
             available for sale,
             net of income taxes
             of $26,695
                       -
             (unaudited)                        -            -              -                -        52,676        52,676
                                                                                                              ------------

Comprehensive income
         (unaudited)                                                                                               970,201
                                                                                                              ------------

Accretion of stock options for stock
         compensation programs
         (unaudited)                            -            -         12,994                -             -        12,994

Issuance of common stock
         (unaudited)                       83,333          834        299,166                -             -       300,000
                                        ---------     --------   ------------      -----------     ---------  ------------

Balance at June 30, 2002
         (unaudited)                    5,492,782     $ 54,928   $ 17,804,334      $ 2,038,949     $(83,456)  $ 19,814,755
                                        =========     ========   ============      ===========     =========  ============


See Accompanying Notes to Condensed Consolidated Financial Statements.

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                             Six Months Ended
                                                                                                                 June 30,
                                                                                                        ------------------------
                                                                                                        2002                 2001
                                                                                                        ----                 ----
Cash flows from operating activities:
    Net earnings                                                                                   $    917,525             383,720
    Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization                                                                     219,403             185,346
      Net amortization of premiums, fees and discounts on loans and securities                          582,789             115,837
      Provision for loan losses                                                                         160,000             290,000
      Provision for deferred income taxes                                                                     -              64,892
      Accretion of stock option expense                                                                  12,994              21,875
      Net increase in cash surrender value of life insurance policies                                   (64,014)            (63,247)
      Proceeds from sales of loans held for sale                                                     20,792,069          20,321,040
      Loans originated for resale                                                                    (9,691,805)         (6,910,437)
      Gain on sale of loans held for sale                                                              (352,473)           (346,712)
      Loss on sales of securities available for sale                                                     18,487                   -
      Cash provided by (used in) resulting from changes in:
        Accrued interest receivable                                                                    (258,896)           (211,909)
        Mortgage servicing rights                                                                       129,554            (127,939)
        Other assets                                                                                    421,794             835,852
        Accrued interest payable                                                                        112,960              44,176
        Official checks                                                                               1,345,325           1,707,685
        Advance payments by borrowers for taxes and insurance                                         1,138,501           1,171,035
        Other liabilities                                                                              (254,506)           (673,071)
                                                                                                   ------------        ------------

        Net cash provided by operating activities                                                    15,229,707          16,808,143
                                                                                                   ------------        ------------

Cash flows from investing activities:
    Purchase of securities available for sale                                                       (12,613,724)         (2,044,242)
    Proceeds from principal repayments and sales of securities available for sale                    10,040,145           1,364,410
    Principal repayments, net of loans originated                                                    11,694,140         (43,219,098)
    Purchase of loans                                                                               (26,755,917)                  -
    Purchase of premises and equipment                                                               (1,142,254)           (890,005)
    Purchase of Federal Home Loan Bank stock                                                                  -            (425,000)
    Net proceeds from sale of foreclosed assets                                                         219,630             338,919
                                                                                                   ------------        ------------

        Net cash used in investing activities                                                       (18,557,980)        (44,875,016)
                                                                                                   ------------        ------------

Cash flows from financing activities:
    Net increase in deposits                                                                         12,827,708          11,940,226
    Net (decrease) increase in Federal Home Loan Bank advances                                       (2,800,000)         14,500,000
    Net increase in other borrowings                                                                  1,300,000           1,500,000
    Principal repayments under capital lease obligation                                                (154,622)                  -
                                                                                                   ------------        ------------

        Net cash provided by financing activities                                                    11,173,086          27,940,226
                                                                                                   ------------        ------------

Net increase (decrease) in cash and cash equivalents                                                  7,844,813            (126,647)

Cash and cash equivalents at beginning of period                                                     11,566,201           4,959,179
                                                                                                   ------------        ------------

Cash and cash equivalents at end of period                                                         $ 19,411,014           4,832,532
                                                                                                   ============        ============

                                                                     (continued)

                   FEDERAL TRUST CORPORATION AND SUBSIDIARIES

                                   (Unaudited)


                                                                                                            Six Months Ended
                                                                                                                 June 30,
                                                                                                        -------------------------
                                                                                                        2002                 2001
                                                                                                        ----                 ----
Supplemental disclosure of cash flow information: Cash paid during the period for:
    Interest                                                                                         $5,342,053            2,825,228
                                                                                                     ==========           ==========

    Income taxes                                                                                     $  380,000              230,000
                                                                                                     ==========           ==========

Supplemental disclosures of noncash transactions:
    Foreclosed assets acquired in settlement of loans                                                $  611,891            1,571,062
                                                                                                     ==========           ==========

    Market value adjustment on securities available for sale:
      Market value adjustment                                                                        $   79,371               65,717
                                                                                                     ==========           ==========

      Deferred income taxes                                                                          $   26,695               24,644
                                                                                                     ==========           ==========

      Change in unrealized loss on securities available for sale, net                                $   52,676               41,073
                                                                                                     ==========           ==========

    Common stock issued in connection with capital land lease                                        $  300,000                    -
                                                                                                     ==========           ==========

    Transfer of loans in portfolio to loans held for sale                                            $9,839,071                    -
                                                                                                     ==========           ==========


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

    In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (principally consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2002, the results of operations for the three- and six-month periods ended June 30, 2002 and 2001 and cash flows for the six-month periods ended June 30, 2002 and 2001. The results of operations for the three- and six-month periods ended June 30, 2002, are not necessarily indicative of the results to be expected for the entire year ended December 31, 2002. These statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10 - KSB for the year ended December 31, 2001.

(2)  Loans
    The components of loans are summarized as follows:

                                                                                  At June 30,
                                                                                  -----------
                                                                                      2002
                                                                                      ----
            Mortgage loans:
                Residential                                                      $ 226,192,917
                Commercial                                                          17,827,548
                Construction                                                        16,720,562
                                                                                   -----------

                      Total mortgage loans                                         260,741,027

            Commercial loans                                                         8,243,168
            Consumer and other loans                                                 1,948,029
                                                                                 -------------

                      Total loans                                                  270,932,224

            Add (deduct):
                Allowance for loan losses                                           (1,822,461)
                Net premiums, discounts, deferred fees and costs                     2,409,042
                Undisbursed portion of loans in process                             (4,270,927)
                                                                                  ------------

                      Loans, net                                                 $ 267,247,878

                                                                     (continued)

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY
   Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)  Loans, Continued
    The following is a summary of information regarding nonaccrual and impaired loans (in thousands):

                                                                                                                  At
                                                                                                      ------------------------------
                                                                                                      June 30,          December 31,
                                                                                                      --------          ------------
                                                                                                        2002               2001
                                                                                                        ----               ----

Nonaccrual loans                                                                                       $3,924              3,589
                                                                                                       ======              =====

Total recorded investment in impaired loans                                                            $4,914              4,305
                                                                                                       ======             ======

Recorded investment in impaired loans for which
    there is a related allowance for loan losses                                                       $4,914              4,305
                                                                                                       ======             ======

Recorded investment in impaired loans for which
    there is no related allowance for loan losses                                                     $     -                  -
                                                                                                       ======             ======

Allowance for loan losses related to impaired loans                                                    $  758                659
                                                                                                       ======             ======



                                                                        Three Months Ended                    Six Months Ended
                                                                             June 30,                              June 30,
                                                                     -------------------------            -------------------------
                                                                      2002               2001              2002               2001
                                                                      ----               ----              ----               ----
Interest income recognized and
    received on impaired loans                                       $   22                  1                57                 33
                                                                     ======             ======            ======             ======

Average net recorded investment
    in impaired loans                                                $4,052              3,900             3,901              4,000
                                                                     ======             ======            ======             ======


The activity in the allowance for loan losses is as follows:

                                                                  Three Months Ended                        Six Months Ended
                                                                      June 30,                                  June 30,
                                                          --------------------------------         ---------------------------------
                                                             2002                  2001                2002                 2001
                                                             ----                  ----                ----                 ----

Balance at beginning of period                            $ 1,739,287            1,619,641           1,764,520            1,634,259
Provision for loan losses                                     130,000              185,000             160,000              290,000
Charge-offs                                                   (51,144)                   -            (111,848)            (125,006)
Recoveries                                                      4,318                4,040               9,789                9,428
                                                          -----------          -----------         -----------          -----------

Balance at end of period                                  $ 1,822,461            1,808,681           1,822,461            1,808,681
                                                          ===========          ===========         ===========          ===========

A provision for loan losses is charged to earnings based upon management's evaluation of the potential losses in its loan portfolio. During the three months and six months ended June 30, 2002, management made provisions of $130,000 and $160,000, respectively, based on its evaluation of the loan portfolio, as compared to the provisions of $185,000 and $290,000, respectively, made in the comparable periods in 2001. Management believes that the allowance is adequate, primarily as a result of the overall quality, and the high percentage of residential single family home loans, in the portfolio.

The Bank had approximately $909,000 in loans held for sale at December 31, 2001. At June 30, 2002, the Bank did not have any loans held for sale.

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

         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets. Management believes, as of June 30, 2002, that the Bank meets all capital adequacy requirements to which it is subject.

         As of June 30, 2002, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain total risk-based, Tier I risk-based and Tier I leverage percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category. The following table summarizes the capital thresholds for each prompt corrective action capital category. An institution's capital category is based on whether it meets the threshold for all three capital ratios within the category. The Bank's actual capital amounts and percentages are also presented in the table (in thousands).


                                                                                                             To Be Well Capitalized
                                                                                                                   Under Prompt
                                                                               For Capital Adequacy             Corrective Action
                                                          Actual                      Purposes                      Provisions
                                                  ---------------------        ----------------------       -----------------------
                                                  Amount            %          Amount             %         Amount              %
                                                  ------           ----        ------            ----       ------            ----

At June 30, 2002:
Total capital (to risk-
        weighted assets)                         $23,953           12.3%       $15,553           8.0%       $19,442           10.0%

Tier I capital (to risk
        weighted assets)                          22,160           11.4          7,777           4.0         11,665            6.0

Tier I capital (to average
           adjusted assets                        22,160            7.0         12,695           4.0         15,869            5.0


(4)  Earnings Per Share
    Basic and diluted earnings per share have been computed on the basis of the weighted-average number of shares of common stock outstanding during the periods. The Company's outstanding stock options (aggregating 400,000 at June 30, 2002) are not dilutive.

                                                                     (continued)

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

(5)  Other Events
    The Company filed a Form SB-2 Registration Statement with the Securities and
         Exchange Commission to provide for a limited rights offering to current stockholders. This rights offering commenced during the second quarter of 2002 and was completed in July 2002. A total of 1,098,556 shares were sold for gross proceeds of $4,009,729. The Company plans to use these proceeds to pay down other borrowings and provide additional capital for the Bank.

    At the Company's annual meeting in May 2002, the stockholders approved to amend the 1998 Key Employee Stock Compensation Program (the "Employee Plan") and the 1998 Directors' Stock Option Plan (the "Director Plan"). The Employee Plan was amended to increase the authorized number of shares to 475,000 and the Director Plan was amended to increase the number of shares to 140,000.

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

               Review by Independent Certified Public Accountants


Hacker, Johnson & Smith PA, the Company's independent certified public accountants, have made a limited review of the financial data as of June 30, 2002, and for the three- and six-month periods ended June 30, 2002 and 2001 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          Report on Review by Independent Certified Public Accountants



The Board of Directors
Federal Trust Corporation
Sanford, Florida:


     We have reviewed the accompanying condensed consolidated balance sheet of Federal Trust Corporation and Subsidiary (the "Company") as of June 30, 2002, the related condensed consolidated statements of earnings for the three- and six-month periods ended June 30, 2002 and the related condensed consolidated statements of stockholders' equity and cash flows for the six-month period ended June 30, 2002. These financial statements are the responsibility of the Company's management.

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




HACKER, JOHNSON & SMITH PA
Orlando, Florida
August 6, 2002

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

                Comparison of June 30, 2002 and December 31, 2001


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

Forward Looking Statements

         Readers  should  note,  in  particular,  that  this  document  contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. When used in this document, or in the documents incorporated by reference herein, the words "anticipate", "believe", "estimate", "may", "intend", and "expect" and similar expressions identify certain of such forward-looking statements. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. Actual results may differ materially, depending upon a variety of important factors, including competition, inflation, general economic conditions, changes in interest rates and changes in the value of collateral securing loans we have made, among other things.

Capital Resources

         During the six months ended June 30, 2002, the Company's primary source of funds consisted of a net increase in deposits of $12.8 million, principal repayments and sales of securities available for sale of $10.0 million and net cash provided by operating activities of $15.2 million. The Company used its capital resources principally to purchase loans, net of principal repayments on loans and to purchase securities available for sale of $15.1 million and $12.6 million, respectively and to repay $2.8 million of Federal Home Loan Bank advances. At June 30, 2002, the Company had commitments to originate loans, including unfunded lines of credit and standby letters of credit, totaling $15.6 million. Management believes the Company has adequate resources to fund all its commitments and that substantially all of its existing commitments will be funded in 2002. At June 30, 2002, the Company had approximately $137.0 million in time deposits maturing in one year or less. Management also believes that, if so desired, it can adjust the rates on time deposits to retain or obtain new deposits in a changing interest rate environment.

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY


Results of Operations

The following table sets forth, for the periods indicated, information regarding
(i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average costs; (iii) net interest/dividend income; (iv) interest- rate spread; and (v) net interest margin.

                                                                         Three Months Ended June 30,
                                                                  2002                               2001
                                              -----------------------------------------------------------------------
                                                               Interest   Average                 Interest   Average
                                                Average           and      Yield/    Average        and        Yield/
                                                Balance        Dividends    Cost     Balance      Dividends     Cost
                                                -------        ---------    ----     -------      ---------     ----
                                                                         (Dollars in thousands)
Interest-earning assets:
   Loans (1)                                  $ 267,083          4,733      7.09%   $ 238,149       4,955      8.32%
   Securities                                    12,596            106      3.37        6,733          84      4.99
   Other interest-earning assets (2)             14,708             88      2.39        8,425          91      4.32
                                               --------          -----      ----    ---------       -----      ----

       Total interest-earning assets            294,387          4,927      6.69      253,307       5,130      8.10
                                                                 -----      ----                    -----      ----

Noninterest-earning assets                       19,019                               16,756
                                               --------                             ---------

       Total assets                           $ 313,406                             $ 270,063
                                                =======                             =========

Interest-bearing liabilities:
   Interest-bearing demand deposits              51,467            360      2.80       20,657         217      4.20
   Savings deposits                               2,768             25      3.61        1,717          22      5.13
   Time deposits                                171,878          1,683      3.92      164,300       2,527      6.15
                                                -------          -----      ----    ---------       -----      ----

       Total interest-bearing deposits          226,113          2,068      3.66      186,674       2,766      5.93

   Other borrowings (3)                          51,706            617      4.77       51,967         774      5.96
                                               --------          -----      ----    ---------       -----      ----


       Total interest-bearing liabilities       277,819          2,685      3.87      238,641       3,540      5.93
                                                                 -----      ----                    -----      ----

Noninterest-bearing demand deposits               5,500                                 5,135
Noninterest-bearing liabilities                  10,657                                10,290
Stockholders' equity                             19,430                                15,997
                                                -------                             ---------

       Total liabilities and
           stockholders' equity               $ 313,406                             $ 270,063
                                                =======                             =========

Net interest income                                            $ 2,242                            $ 1,590
                                                                 =====                              =====

Interest-rate spread (4)                                                    2.82%                              2.17%
                                                                            ====                               ====

Net interest margin (5)                                                     3.05%                              2.51%
                                                                            ====                               ====

Ratio of average interest-earning assets to
   average interest-bearing liabilities            1.06                                  1.06
                                                   ====                                  ====
----------

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

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY


The following table sets forth, for the periods indicated, information regarding
(i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average costs; (iii) net interest/dividend income; (iv) interest- rate spread; and (v) net interest margin.

                                                                   Six Months Ended June 30,
                                                     2002                                         2001
                                              ----------------------------------    ---------------------------------
                                                                Interest  Average                 Interest    Average
                                               Average            and      Yield/    Average        and        Yield/
                                               Balance         Dividends    Cost     Balance     Dividends      Cost
                                               -------         ---------    ----     -------     ---------      ----
                                                                        (Dollars in thousands)

Interest-earning assets:
   Loans (1)                                  $ 265,172          9,286      7.00%   $ 234,662       9,731      8.29%
   Securities                                    11,513            199      3.46        5,926         155      5.23
   Other interest-earning assets (2)             15,296            183      2.39        7,301         184      5.04
                                              ---------          -----      ----    ---------      ------      -----

       Total interest-earning assets            291,981          9,668      6.62      247,889      10,070      8.12
                                                                 -----      ----                   ------      -----

Noninterest-earning assets                       18,241                               14,127
                                              ---------                             ---------

       Total assets                           $ 310,222                             $ 262,016
                                              =========                             =========

Interest-bearing liabilities:
   Interest-bearing demand deposits              47,638            662      2.78       27,700         606      4.38
   Savings deposits                               2,243             40      3.57        1,551          41      5.29
   Time deposits                                174,870          3,545      4.05      154,725       4,925      6.37
                                              ---------          -----      ----    ---------      ------      -----

       Total interest-bearing deposits          224,751          4,247      3.78      183,976       5,572      6.06

   Other borrowings (3)                          50,822          1,208      4.75       50,071       1,533      6.12
                                              ---------          -----      ----    ---------      ------      -----

       Total interest-bearing liabilities       275,573          5,455      3.96      234,047       7,105      6.07
                                                                 -----      ----                   ------      -----

Noninterest-bearing demand deposits               5,412                                 3,461
Noninterest-bearing liabilities                  10,061                                 8,578
Stockholders' equity                             19,176                                15,930
                                              ---------                             ---------

       Total liabilities and
           stockholders' equity               $ 310,222                            $ 262,016
                                              =========                            ==========

Net interest income                                            $ 4,213                          $  2,965
                                                                 =====                            =======

Interest-rate spread (4)                                                    2.66%                              2.05%
                                                                            ====                               ====

Net interest margin (5)                                                     2.89%                              2.39%
                                                                            ====                               ====

Ratio of average interest-earning assets to
   average interest-bearing liabilities            1.06                                 1.06
                                                   ====                                 =====

----------

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

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

Comparison of the Three-Month Periods Ended June 30, 2002 and 2001

General. The Company had net earnings for the three-month period ended June 30, 2002, of $465,599 or $.08 per basic and diluted share, compared to $278,092 or $.06 per basic and diluted share for the same period in 2001. The increase in net earnings was due primarily to an increase in net interest income, partially offset by increases in other expenses and the provision for income taxes and a decrease in other income.

Interest Income. Interest income decreased by $202,756 or 4.0% to $4,927,082 for the three-month period ended June 30, 2002, from $5,129,838 for the same period in 2001. Interest income on loans decreased $222,355 or 4.5% to $4,732,503 in 2002 from $4,954,858 in 2001, primarily as a result of a decrease in the average yield earned on loans from 8.32% for the three-month period ended June 30, 2001, to 7.09% for the comparable period in 2002, partially offset by an increase in the average amount of loans outstanding from $238.1 million in 2001 to $267.1 million in 2002. Interest income on securities increased by $21,955 for the three-month period ended June 30, 2002, over the same period in 2001, primarily as a result of a increase in the average balance of securities owned. Management expects the rates earned on the portfolio to fluctuate with general market conditions.

Interest Expense. Interest expense decreased $854,417 or 24.1% during the three-month period ended June 30, 2002, to $2,685,107 from $3,539,524 for the same period in 2001. Interest on deposits decreased $697,176 or 25.2% to $2,068,207 in 2002 from $2,765,383 in 2001, as a result of a decrease in the average cost of interest-bearing deposits from 5.93% for the three-month period ended June 30, 2001, to 3.66% for the comparable period in 2002, partially offset by an increase in average interest-bearing deposits outstanding from $186.7 million in 2001 to $226.1 million in 2002. Interest on other borrowings decreased to $616,900 in 2002 from $774,141 in 2001, as a result of the decrease in the average cost of other borrowings. Management expects to continue to use FHLB advances and other borrowings as a liability management tool.

Provision for Loan Losses. A provision for loan losses is generally charged to earnings based upon management's evaluation of the losses in its loan portfolio. During the quarter ended June 30, 2002, management made a provision for loan losses of $130,000 based on its evaluation of the loan portfolio, which was a decrease of $55,000 from the same period in 2001. The allowance for loan losses at June 30, 2002, was $1,822,461 or .67% of total loans outstanding, versus $1,764,520 at December 31, 2001, or .64% of total loans outstanding. Management believes the allowance for loan losses at June 30, 2002 is adequate.

Other Income. Other income decreased $136,812 or 19.7% from $693,705 for the three-month period ended June 30, 2001, to $556,893 for the same period in 2002. The decrease in other income was primarily due to decreases of $193,432 and $103,432 in gains on the sale of loans held for sale and other income, respectively. The decrease in gains on loans held for sale was the result of a decrease in the amount of loans sold during the period. These decreases in other income were partially offset by an increase in rental income of $221,233 relating to the administration building subleases entered into in 2002.

Other Expenses. Other expenses increased $297,517 or 18.1 to $1,942,826 for the three-month period ended June 30, 2002, from $1,645,309 for the same period in 2001. Salary and employee benefits increased to $1,030,655 in 2002, from $885,444 in 2001 due to an increase in staff in the loan department, primarily as the result of the addition of commercial lending personnel, and the overall growth of the Company. Occupancy expense increased by $62,501 in 2002, to $335,890 due to the purchase and operation of the administration building in Sanford, Florida. Other expenses increased by $89,805, as a result of the overall growth of the Company.

Income Taxes. The income tax provision for the three months ended June 30, 2002 was $260,443 (an effective rate of 35.9%), compared to $175,618 (an effective rate of 38.7%) for the same period in 2001.

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

Comparison of the Six-Month Periods Ended June 30, 2002 and 2001

General. The Company had net earnings for the six-month period ended June 30, 2002, of $917,525 or $.17 per basic and diluted share, compared to $383,720 or $.08 per basic and diluted share for the same period in 2001. The increase in net earnings was due primarily to increases in net interest income and other income, partially offset by increases in other expenses and the provision for income taxes.

Interest Income. Interest income decreased by $402,943 or 4.0% to $9,667,560 for the six-month period ended June 30, 2002, from $10,070,503 for the same period in 2001. Interest income on loans decreased $445,498 or 4.6% to $9,285,533 in 2002 from $9,731,031 in 2001, primarily as a result of a decrease in the average yield earned on loans from 8.29% for the six-month period ended June 30, 2001, to 7.00% for the comparable period in 2002, partially offset by an increase in the average amount of loans outstanding from $234.7 million in 2001 to $265.2 million in 2002. Interest income on securities increased by $43,664 for the six-month period ended June 30, 2002, over the same period in 2001, primarily as a result of a increase in the average balance of securities owned. Management expects the rates earned on the portfolio to fluctuate with general market conditions.

Interest Expense. Interest expense decreased $1,650,266 o 23.2% during the six-month period ended June 30, 2002, to $5,455,013 from $7,105,279 for the same period in 2001. Interest on deposits decreased $1,325,909 or 23.8% to $4,246,525 in 2002 from $5,572,434 in 2001, as a result of a decrease in the average cost of interest-bearing deposits from 6.06% for the six-month period ended June 30, 2001, to 3.78% for the comparable period in 2002, partially offset by an increase in average interest-bearing deposits outstanding from $184.0 million in 2001 to $224.8 million in 2002. Interest on other borrowings decreased to $1,208,488 in 2002 from $1,532,845 in 2001, as a result of the decrease in the average cost of other borrowings, offset partially by an increase in the average amount outstanding. Management expects to continue to use FHLB advances and other borrowings as a liability management tool.

Provision for Loan Losses. A provision for loan losses is generally charged to earnings based upon management's evaluation of the losses in its loan portfolio. During the six-month period ended June 30, 2002, management made a provision for loan losses of $160,000 based on its evaluation of the loan portfolio, which was a decrease of $130,000 from the same period in 2001. The allowance for loan losses at June 30, 2002, was $1,822,461 or .67% of total loans outstanding, versus $1,764,520 at December 31, 2001, or .64% of total loans outstanding. Management believes the allowance for loan losses at June 30, 2002 is adequate.

Other Income. Other income increased $85,401 or 7.7% from $1,111,705 for the six-month period ended June 30, 2001, to $1,197,106 for the same period in 2002. The increase in other income was primarily due to an increase of $263,009 in rental income relating to the administration building subleases entered into in 2002, partially offset by a decrease of $105,444 in other income.

Other Expenses. Other expenses increased $630,006 or 19.7% to $3,823,198 for the six-month period ended June 30, 2002, from $3,193,192 for the same period in 2001. Salary and employee benefits increased to $1,989,277 in 2002, from $1,707,746 in 2001 due to an increase in staff in the loan department, primarily as the result of the addition of commercial lending personnel, and the overall growth of the Company. Occupancy expense increased by $143,393 in 2002, to $668,174 due to the purchase and operation of the administration building in Sanford, Florida. Other expenses increased by $205,082, as a result of the overall growth of the Company.

Income Taxes. The income tax provision for the six months ended June 30, 2002 was $508,930 (an effective rate of 35.7%), compared to $210,017 (an effective rate of 35.4%) for the same period in 2001.

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

   There are no material pending legal proceedings to which Federal Trust Corporation or any of its subsidiaries is a party or to which any of their property is subject.

Item 4.    Submission of Matters to a Vote of Security Holders

   The Annual Meeting of Shareholders (the "Annual Meeting") of Federal Trust Corporation was held on May 24, 2002, to consider the election of three directors, amend the 1998 Key Employee Stock Compensation Program and the 1998 Directors' Stock Option Plan, and the ratification of the appointment of the Company's independent auditors for the year ending December 31, 2002. At the Annual Meeting, incumbent Directors Dr. Samuel C. Certo, James V. Suskiewich and A. George Igler were reelected. The terms of Directors Kenneth
   W. Hill and George W. Foster continued after the Annual Meeting.

   At the Annual Meeting, 4,779,026 shares were present in person or by proxy. The following is a summary and tabulation of the matters that were voted upon at the Annual Meeting:

   Proposal I.

   The election of three directors:

                                                                                                               Abstentions
                                                                                                               and Broker
                                                                       For          Withheld       Against      Nonvotes
                                                                       ---          --------       -------      --------
       Class III Directors, each for a term of three years:

           Dr. Samuel C. Certo                                      4,757,355         21,671         -               -
                                                                    =========         ======     =========       ==========
           James V. Suskiewich                                      4,748,855         30,171         -               -
                                                                    =========         ======     =========       ==========

       Class II Director, for a term of two years-

           A. George Igler                                          4,755,160         23,866         -               -
                                                                    =========         ======     =========       ==========

   Proposal II:

   To amend the 1998 Key Employee Stock Compensation Program:
                                                                                                               Abstentions
                                                                                                               and Broker
                                                                       For          Withheld       Against      Nonvotes
                                                                       ---          --------       -------      --------

                                                                    3,009,068         -             339,915     1,430,043
                                                                    =========    ===========        =======     =========

   Proposal III:

   To amend the 1998 Directors' Stock Option Plan:
                                                                                                               Abstentions
                                                                                                               and Broker
                                                                       For          Withheld       Against      Nonvotes
                                                                       ---          --------       -------      --------

                                                                    2,748,481           -           605,345     1,425,200
                                                                    =========        =======        =======     =========

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

                           PART II. OTHER INFORMATION


Item 4.    Submission of Matters to a Vote of Security Holders, Continued

   Proposal IV:

   To ratify the appointment of Hacker, Johnson & Smith PA as the Company's independent auditors for the year ending December 31, 2002

                                                                                                   Abstentions
                                                                                                   and Broker
                                                            For          Withheld       Against     Nonvotes

                                                         4,734,703        -              33,454        10,869
                                                         =========     =======           ======        ======

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are incorporated by reference into this report. The exhibits which are marked by a single asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from Registrant<-1-61>s Registration Statement on form SB-1, as effective with the Securities and Exchange Commission ("SEC") on October 7, 1997, Registration No. 333-30883. The exhibits which are marked by a double asterisk (**) were previously filed with the SEC, and are hereby incorporated by reference from Registrant's 1998 Definitive Proxy Statement. The exhibits which are marked with a triple asterisk (***) were previously filed with the SEC, and are hereby incorporated by reference from Registrant's 1999 Definitive Proxy Statement. The exhibits which are marked with a quadruple asterisk (****) were previously filed with the SEC, and are hereby incorporated by reference from Registrant's 1999 10-KSB. The exhibit numbers correspond to the exhibit numbers in the referenced documents (The Company is referred to as Federal Trust).

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

             ***3.4            1999   Articles  of   Amendment  to  Articles  of
                               Incorporation of Federal Trust

             *4.0              Specimen of Common Stock Certificate

             ****10.1 Amended Employment Agreement By and Among Federal Trust, the Bank and James V. Suskiewich

             ****10.2          First   Amendment   to  the  Amended   Employment
                               Agreement By and Among Federal Trust, the Bank and James V. Suskiewich

             ****10.3 Amended Employment Agreement By and Among Federal Trust, the Bank and Aubrey H. Wright, Jr.

             10.4 Amendment to Federal Trust 1998 Key Employee Stock Compensation Program

             10.5              Amendment to Federal Trust 1998  Directors  Stock
                               Option Plan

             99.1 Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                               Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K.   There were no  reports  filed on Form 8-K during
         --------------------   the three-month period ended June 30, 2002.

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   FEDERAL TRUST CORPORATION
                                      (Registrant)





Date:    August 13, 2002           By:   /s/Aubrey H. Wright, Jr.
        ----------------                 ---------------------------------------
                                       Aubrey H. Wright, Jr.
                                       Chief Financial Officer (Chief Accounting
                                       Officer) and duly authorized officer