Form 10QSB/A
period 2002-06-30
FEDERAL TRUST CORP
filed 2002-08-15
CIK 842640

================================================================================

This Form 10-QSB was filed on August 14, 2002 and is being re-filed as an amendment due to Exhibit 99.1 was filed as a Correspondence and not as an Exhibit for public viewing.




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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