Form 10QSB
period 2002-09-30
FEDERAL TRUST CORP
filed 2002-11-13
CIK 842640

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

For the quarterly period ended September 30, 2002

----     Transition report under Section 13 or 15(d) of the Exchange Act


For the transition period from _________ to _________

Commission file number  33-27139
                        --------


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

                                       N/A
         ---------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, par value $.01 per share                          6,591,338 shares
--------------------------------------           -------------------------------
             (class)                             Outstanding at November 1, 2002


Transitional small business disclosure format (check one)  Yes        No   X
                                                               -----     -----

--------------------------------------------------------------------------------

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

                                      INDEX


PART I. FINANCIAL INFORMATION
   Item 1. Financial Statements                                                                              Page
                                                                                                             ----
     Condensed Consolidated Balance Sheets -
       At September 30, 2002 (unaudited) and At December 31, 2001...............................................2

     Condensed Consolidated Statements of Earnings (unaudited)
       Three and Nine Months ended September 30, 2002 and 2001..................................................3

     Condensed Consolidated Statements of Stockholders' Equity (unaudited)
       Nine Months ended September 30, 2002 and 2001............................................................4

     Condensed Consolidated Statements of Cash Flows (unaudited)
       Nine Months Ended September 30, 2002 and 2001..........................................................5-6

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

   Item 3.  Controls and Procedures............................................................................18

PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings..................................................................................18

   Item 6.  Exhibits and Reports on Form 8-K...................................................................19

SIGNATURES.....................................................................................................20

CERTIFICATIONS..............................................................................................20-22

EXHIBITS 99.1 and 99.2......................................................................................23-24

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets


                                                                                                                                 At
                                                                                                                        -----------
                                                                                                 September 30,          December 31,
                                                                                                 -------------          ------------
    Assets                                                                                          2002                    2001
                                                                                                    ----                    ----
                                                                                                 (Unaudited)

Cash and due from banks                                                                         $  2,663,826              2,957,704
Interest-bearing deposits                                                                         21,715,663              8,608,497
                                                                                                ------------           ------------

              Cash and cash equivalents                                                           24,379,489             11,566,201

Securities available for sale                                                                     14,423,827             13,948,408
Loans, less allowance for loan losses of $1,813,317 in 2002 and
    $1,764,520 in 2001                                                                           294,464,370            264,186,817
Accrued interest receivable                                                                        2,440,079              2,047,709
Premises and equipment, net                                                                        7,458,739              5,643,678
Foreclosed assets                                                                                    712,825                713,717
Federal Home Loan Bank stock, at cost                                                              3,075,000              3,075,000
Mortgage servicing rights, net                                                                     1,447,417              1,653,823
Executive supplemental income plan - cash surrender value of
    life insurance policies                                                                        2,942,627              2,846,729
Deferred tax asset                                                                                    27,903                114,151
Other assets                                                                                         213,144                685,011
                                                                                                ------------           ------------

              Total assets                                                                      $351,585,420            306,481,244
                                                                                                ============           ============

     Liabilities and Stockholders' Equity

Liabilities:
    Noninterest-bearing demand deposits                                                            5,744,684              5,135,393
    Interest-bearing demand deposits                                                               7,766,046              1,347,835
    Money-market deposits                                                                         63,418,702             32,367,751
    Savings deposits                                                                               8,155,305              1,923,212
    Time deposits                                                                                178,522,789            184,625,537
                                                                                                ------------           ------------

              Total deposits                                                                     263,607,526            225,399,728

    Federal Home Loan Bank advances                                                               52,200,000             50,000,000
    Other borrowings                                                                                 314,546              2,114,546
    Capital lease obligation                                                                       2,218,822              2,451,822
    Accrued interest payable                                                                         646,813                319,793
    Official checks                                                                                1,908,219              2,569,112
    Advance payments by borrowers for taxes and insurance                                          2,678,118                885,317
    Other liabilities                                                                              3,561,475              4,209,366
                                                                                                ------------           ------------

              Total liabilities                                                                  327,135,519            287,949,684
                                                                                                ------------           ------------

Stockholders' equity:
    Common stock                                                                                      65,913                 54,094
    Additional paid-in capital                                                                    21,770,945             17,492,174
    Retained earnings                                                                              2,598,028              1,121,424
    Accumulated other comprehensive income (loss)                                                     15,015               (136,132)
                                                                                                ------------           ------------

              Total stockholders' equity                                                          24,449,901             18,531,560
                                                                                                ------------           ------------

              Total liabilities and stockholders' equity                                        $351,585,420            306,481,244
                                                                                                ============           ============


See Accompanying Notes to Condensed Consolidated Financial Statements.

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

                  Condensed Consolidated Statements of Earnings
                                   (Unaudited)

                                                                            Three Months Ended               Nine Months Ended
                                                                               September 30,                    September 30,
                                                                       ---------------------------       ---------------------------
                                                                           2002             2001              2002            2001
                                                                           ----             ----              ----            ----
Interest income:
    Loans                                                              $4,585,296        4,708,747       13,706,829       14,439,778
    Securities                                                            122,474          115,115          485,469          270,446
    Other interest-earning assets                                         110,216           84,952          293,248          269,093
                                                                       ----------       ----------       ----------       ----------

         Total interest income                                          4,817,986        4,908,814       14,485,546       14,979,317
                                                                       ----------       ----------       ----------       ----------

Interest expense:
    Deposits                                                            2,172,964        2,608,928        6,419,489        8,181,362
    Other borrowings                                                      626,663          653,205        1,835,151        2,186,050
                                                                       ----------       ----------       ----------       ----------

         Total interest expense                                         2,799,627        3,262,133        8,254,640       10,367,412
                                                                       ----------       ----------       ----------       ----------

         Net interest income                                            2,018,359        1,646,681        6,230,906        4,611,905

Provision for loan losses                                                  30,000          130,000          190,000          420,000
                                                                       ----------       ----------       ----------       ----------

         Net interest income after provision
              for loan losses                                           1,988,359        1,516,681        6,040,906        4,191,905
                                                                       ----------       ----------       ----------       ----------

Other income:
    Service charges and fees                                               84,852          108,098          269,572          271,062
    Net loan servicing income                                              19,884          140,857          101,684          303,851
    Net gain on sale of loans held for sale                                43,006           86,211          395,479          432,923
    Net gain on sale of securities available for sale                     133,454           51,505          114,967           51,505
    Rental income                                                         166,130            3,376          429,139            3,376
    Other                                                                 160,549           81,937          494,140          520,972
                                                                       ----------       ----------       ----------       ----------

         Total other income                                               607,875          471,984        1,804,981        1,583,689
                                                                       ----------       ----------       ----------       ----------

Other expenses:
    Salary and employee benefits                                          869,711          536,239        2,858,988        2,243,985
    Occupancy expense                                                     328,076          264,983          996,250          789,764
    Data processing                                                       112,513           78,086          299,934          235,169
    Professional services                                                 117,940          136,635          337,125          271,503
    Other                                                                 286,882          355,739        1,046,023        1,024,453
                                                                       ----------       ----------       ----------       ----------

         Total other expenses                                           1,715,122        1,371,682        5,538,320        4,564,874
                                                                       ----------       ----------       ----------       ----------

         Earnings before income taxes                                     881,112          616,983        2,307,567        1,210,720

Income taxes                                                              322,033          249,762          830,963          459,779
                                                                       ----------       ----------       ----------       ----------

         Net earnings                                                  $  559,079          367,221        1,476,604          750,941
                                                                       ==========       ==========       ==========       ==========

Basic and diluted earnings per share                                   $      .09              .07              .26              .15
                                                                       ==========       ==========       ==========       ==========

Weighted-average shares outstanding for
    basic and diluted                                                   6,412,226        4,947,911        5,788,895        4,947,911
                                                                       ==========       ==========       ==========       ==========

Cash dividends per share                                               $        -                -                -                -
                                                                       ==========       ==========       ==========       ==========


See Accompanying Notes to Condensed Consolidated Financial Statements.

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

            Condensed Consolidated Statements of Stockholders' Equity

              For the Nine Months Ended September 30, 2002 and 2001


                                                                                                           Accumulated
                                                                                                             Other
                                                                                             Retained       Compre-
                                                       Common Stock           Additional     Earnings       hensive        Total
                                                   --------------------       Paid-In      (Accumulated     Income     Stockholders'
                                                   Shares        Amount       Capital        Deficit)       (Loss)        Equity
                                                   ------        ------       -------        --------       ------        ------

Balance at December 31, 2000                     4,947,911    $   49,479    15,987,989      (145,963)      (184,895)    15,706,610
                                                                                                                        ----------

Comprehensive income:
    Net earnings (unaudited)                             -             -             -       750,941              -        750,941

    Change in unrealized loss on
       securities available for sale,
       net of income taxes of $47,189
       (unaudited)                                       -             -             -             -         84,457         84,457
                                                                                                                        ----------

Comprehensive income (unaudited)                                                                                           835,398
                                                                                                                        ----------

Accretion of stock options for stock
    compensation programs (unaudited)                    -             -        32,813             -              -         32,813
                                                ----------    ----------    ----------    ----------     ----------     ----------

Balance at September 30, 2001
    (unaudited)                                  4,947,911    $   49,479    16,020,802       604,979       (100,438)    16,574,822
                                                ==========    ==========    ==========    ==========     ==========     ==========

Balance at December 31, 2001                     5,409,449    $   54,094    17,492,174     1,121,424       (136,132)    18,531,560
                                                                                                                        ----------

Comprehensive income:
    Net earnings (unaudited)                             -             -             -     1,476,604              -      1,476,604

    Change in unrealized loss on
       securities available for sale,
       net of income taxes of $86,248
       (unaudited)                                       -             -             -             -        151,147        151,147
                                                                                                                        ----------

Comprehensive income (unaudited)                                                                                         1,627,751
                                                                                                                        ----------

Accretion of stock options for stock
    compensation programs (unaudited)                    -             -        19,490             -              -         19,490

Issuance of common stock, net of
    offering costs of $38,629
    (unaudited)                                  1,181,889        11,819     4,259,281             -              -      4,271,100
                                                ----------    ----------    ----------    ----------     ----------     ----------

Balance at September 30, 2002
    (unaudited)                                  6,591,338    $   65,913    21,770,945     2,598,028         15,015     24,449,901
                                                ==========    ==========    ==========    ==========     ==========     ==========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                             Nine Months Ended
                                                                                                                September 30,
                                                                                                        2002                 2001
                                                                                                        ----                 ----
Cash flows from operating activities:
    Net earnings                                                                                   $  1,476,604             750,941
    Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization                                                                     339,724             297,125
      Net amortization of premiums, fees and discounts on loans and securities                          892,204             319,887
      Provision for loan losses                                                                         190,000             420,000
      Provision for deferred income taxes                                                                     -              26,189
      Accretion of stock option expense                                                                  19,490              32,813
      Net increase in cash surrender value of life insurance policies                                   (95,898)           (119,129)
      Proceeds from sale of loans held for sale                                                      25,189,473          28,456,040
      Loans originated for resale                                                                   (11,645,266)         (9,635,489)
      Gain on sale of loans held for sale                                                              (395,479)           (432,923)
      Gain on sales of securities available for sale                                                   (114,967)            (51,505)
      Cash provided by (used in) resulting from changes in:
        Accrued interest receivable                                                                    (392,370)           (250,555)
        Mortgage servicing rights                                                                       206,406            (106,816)
        Other assets                                                                                    471,867            (745,698)
        Accrued interest payable                                                                        327,020              55,993
        Official checks                                                                                (660,893)          1,003,305
        Other liabilities                                                                              (647,891)           (831,769)
                                                                                                   ------------        ------------

        Net cash provided by operating activities                                                    15,160,024          19,188,409
                                                                                                   ------------        ------------

Cash flows from investing activities:
    Purchase of securities available for sale                                                       (14,558,773)         (2,501,742)
    Proceeds from principal repayments and sale of securities available for sale                     17,626,401           4,663,960
    Principal repayments, net of loans originated                                                     7,570,170         (20,992,984)
    Purchase of loans                                                                               (56,062,637)        (22,093,068)
    Purchase of premises and equipment                                                               (1,854,785)         (1,253,719)
    Purchase of Federal Home Loan Bank stock                                                                  -            (550,000)
    Net proceeds from sale of foreclosed assets                                                         794,189           1,269,472
                                                                                                   ------------        ------------

        Net cash used in investing activities                                                       (46,485,435)        (41,458,081)
                                                                                                   ------------        ------------

Cash flows from financing activities:
    Net increase in deposits                                                                         38,207,798          22,728,732
    Net increase (decrease) in Federal Home Loan Bank advances                                        2,200,000          (4,000,000)
    Net (decrease) increase in other borrowings                                                      (1,800,000)          1,500,000
    Principal repayments under capital lease obligation                                                (233,000)                  -
    Net increase in advance payments by borrowers for taxes and insurance                             1,792,801           1,486,464
    Issuance of common stock in connection with limited rights offering,
      net of offering costs                                                                           3,971,100                   -
                                                                                                   ------------        ------------


        Net cash provided by financing activities                                                    44,138,699          21,715,196
                                                                                                   ------------        ------------

Net increase (decrease) in cash and cash equivalents                                                 12,813,288            (554,476)

Cash and cash equivalents at beginning of period                                                     11,566,201           4,959,179
                                                                                                   ------------        ------------

Cash and cash equivalents at end of period                                                         $ 24,379,489           4,404,703
                                                                                                   ============        ============

                                                                     (continued)

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

                                   (Unaudited)


                                                                                                           Nine Months Ended
                                                                                                              September 30,
                                                                                                        2002                2001
                                                                                                        ----                ----
Supplemental disclosure of cash flow information:
Cash paid during the period for:
    Interest                                                                                        $ 7,927,620           10,311,419
                                                                                                    ===========          ===========

    Income taxes                                                                                    $   664,000              230,000
                                                                                                    ===========          ===========

Supplemental disclosures of noncash transactions:
    Foreclosed assets acquired in settlement of loans                                               $   793,297            1,590,961
                                                                                                    ===========          ===========

    Market value adjustment on securities available for sale:
      Market value adjustment                                                                       $   237,395              161,036
                                                                                                    ===========          ===========

      Deferred income taxes                                                                         $    86,248               60,598
                                                                                                    ===========          ===========

      Change in unrealized loss on securities available for sale, net                               $   151,147              100,438
                                                                                                    ===========          ===========

    Common stock issued in connection with land lease                                               $   300,000                    -
                                                                                                    ===========          ===========

    Transfer of loans in portfolio to loans held for sale                                           $15,549,664           18,922,662
                                                                                                    ===========          ===========

    Securitization of loans held for sale                                                           $ 3,309,656                    -
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

     In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (principally consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2002, the results of operations for the three- and nine-month periods ended September 30, 2002 and 2001 and cash flows for the nine-month periods ended September 30, 2002 and 2001. The results of operations for the three- and nine-month periods ended September 30, 2002, are not necessarily indicative of the results to be expected for the entire year ended December 31, 2002. These statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

(2)  Loans
     The components of loans are summarized as follows:

                                                                                 At September 30,
                                                                                 ----------------
                                                                                      2002
                                                                                      ----
     Mortgage loans:
          Residential                                                             $ 238,024,413
          Commercial                                                                 38,068,795
          Construction                                                               14,010,756
                                                                                  -------------

                   Total mortgage loans                                             290,103,964

     Commercial loans                                                                 4,199,089
     Consumer and other loans                                                         3,049,393
                                                                                  -------------

                   Total loans                                                      297,352,446

     Add (deduct):
          Allowance for loan losses                                                  (1,813,317)
          Net premiums, discounts, deferred fees and costs                            2,702,799
          Undisbursed portion of loans in process                                    (3,777,558)
                                                                                  -------------

                   Loans, net                                                     $ 294,464,370
                                                                                  =============

                                                                     (continued)

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

(2)  Loans, Continued

     The following is a summary of information regarding nonaccrual and impaired loans (in thousands):

                                                                                                       At
                                                                                               -----------
                                                                        September 30,          December 31,
                                                                        -------------          ------------
                                                                           2002                   2001
                                                                           ----                   ----

Nonaccrual loans                                                          $ 4,130                 3,589
                                                                          =======                 =====

Recorded investment in impaired loans for which
    there is a related allowance for loan losses                          $ 6,567                 4,305
                                                                          =======                 =====

Recorded investment in impaired loans for which
    there is no related allowance for loan losses                         $     -                     -
                                                                          =======                 =====

Allowance for loan losses related to impaired loans                       $ 1,076                   659
                                                                          =======                 =====



                                                               Three Months Ended                Nine Months Ended
                                                                  September 30,                    September 30,
                                                            -----------------------           -----------------------
                                                             2002             2001             2002             2001
                                                             ----             ----             ----             ----
Interest income recognized and
    received on impaired loans                              $   37               37               94               70
                                                            ======           ======           ======           ======

Average net recorded investment
    in impaired loans                                       $4,824            3,550            4,209            3,700
                                                            ======           ======           ======           ======

     The activity in the allowance for loan losses is as follows:

                                                              Three Months Ended                         Nine Months Ended
                                                                 September 30,                              September 30,
                                                       --------------------------------          --------------------------------
                                                           2002                 2001                  2002                2001
                                                           ----                 ----                  ----                ----

Balance at beginning of period                         $ 1,822,461            1,808,681            1,764,520            1,634,259
Provision for loan losses                                   30,000              130,000              190,000              420,000
Charge-offs                                                (46,620)            (251,034)            (158,468)            (376,040)
Recoveries                                                   7,476                2,694               17,265               12,122
                                                       -----------          -----------          -----------          -----------

Balance at end of period                               $ 1,813,317            1,690,341            1,813,317            1,690,341
                                                       ===========          ===========          ===========          ===========

     A provision for loan losses is charged to earnings based upon management's evaluation of the potential losses in its loan portfolio. During the three months and nine months ended September 30, 2002, management made provisions of $30,000 and $190,000, respectively, based on its evaluation of the loan portfolio, as compared to the provisions of $130,000 and $420,000, respectively, made in the comparable periods in 2001. Management believes that the allowance is adequate, primarily as a result of the overall quality, and the high percentage of residential single family home loans, in the portfolio.

     The Bank had approximately $909,000 in loans held for sale at December 31, 2001. At September 30, 2002, the Bank did not have any loans held for sale.

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

         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets and Tier I capital to average adjusted assets (as defined in the regulations). Management believes, as of September 30, 2002, that the Bank meets all capital adequacy requirements to which it is subject.

         As of September 30, 2002, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain total risk-based, Tier I risk-based and Tier I leverage percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution' s category. The following table summarizes the capital thresholds for each prompt corrective action capital category. An institution's capital category is based on whether it meets the threshold for all three capital ratios within the category. The Bank's actual capital amounts and percentages are also presented in the table (in thousands).

                                                                                                             To Be Well Capitalized
                                                                                                                       Under Prompt
                                                                               For Capital Adequacy               Corrective Action
                                                             Actual                        Purposes                      Provisions
                                                     ---------------------     ------------------------      ----------------------
                                                     Amount             %          Amount            %          Amount           %
                                                     ------            ---          ------          ---          ------         ---
At September 30, 2002:
   Total capital (to risk-
        weighted assets)                            $24,975           11.2%       $17,910           8.0%       $22,388         10.0%
   Tier I capital (to risk
        weighted assets)                             23,257           10.4          8,955           4.0         13,433          6.0
   Tier I capital (to average
        adjusted assets)                             23,257            6.7         13,927           4.0         17,408          5.0

(4)  Earnings Per Share
     Basic and diluted earnings per share have been computed on the basis of the weighted-average number of shares of common stock outstanding during the periods. The Company's outstanding stock options (aggregating 400,000 at September 30, 2002) are not dilutive.

                                                                     (continued)

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

 (5)  Other Events
     The Company filed a Form SB-2 Registration Statement with the Securities and Exchange Commission to provide for a limited rights offering to current stockholders. This rights offering commenced during the second quarter of 2002 and was completed in July 2002. A total of 1,098,556 shares were sold for gross proceeds of $4,009,729. The Company used these proceeds to pay down other borrowings and provide additional capital for the Bank.

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

               Review by Independent Certified Public Accountants


Hacker, Johnson & Smith PA, the Company's independent certified public accountants, have made a limited review of the financial data as of September 30, 2002, and for the three- and nine-month periods ended September 30, 2002 and 2001 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          Report on Review by Independent Certified Public Accountants



The Board of Directors
Federal Trust Corporation
Sanford, Florida:


     We have reviewed the accompanying condensed consolidated balance sheet of Federal Trust Corporation and Subsidiary (the "Company") as of September 30, 2002, the related condensed consolidated statements of earnings for the three- and nine-month periods ended September 30, 2002 and 2001 and the related condensed consolidated statements of stockholders' equity and cash flows for the nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

     We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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




HACKER, JOHNSON & SMITH PA
Orlando, Florida
November 1, 2002

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

             Comparison of September 30, 2002 and December 31, 2001


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

Capital Resources

     During the nine months ended September 30, 2002, the Company's primary source of funds consisted of a net increase in deposits of $38.2 million, principal repayments and sales of securities available for sale of $17.6 million and net cash provided by operating activities of $15.2 million. The Company used its capital resources principally to purchase loans, net of principal repayments on loans and to purchase securities available for sale of $48.5 million and $14.6 million, respectively. At September 30, 2002, the Company had commitments to originate loans, including unfunded lines of credit and standby letters of credit, totaling $24.9 million. Management believes the Company has adequate resources to fund all its commitments and that substantially all of its existing commitments will be funded in 2002. At September 30, 2002, the Company had approximately $140.8 million in time deposits maturing in one year or less. Management also believes that, if so desired, it can adjust the rates on time deposits to retain or obtain new deposits in a changing interest rate environment.

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

                                                                    Three Months Ended September 30,
                                                               2002                                 2001
                                              -----------------------------------    --------------------------------
                                                              Interest    Average                  Interest   Average
                                               Average          and        Yield/     Average        and       Yield/
                                               Balance       Dividends      Cost      Balance     Dividends     Cost
                                               -------       ---------      ----      -------     ---------     ----
                                                                         (Dollars in thousands)
Interest-earning assets:
   Loans (1)                                  $ 288,001         4,585       6.37%    $ 245,577       4,709      7.67%
   Securities                                    14,046           123       3.50         9,339         115      4.93
   Other interest-earning assets (2)             19,436           110       2.26         7,370          85      4.61
                                              ---------       -------                ---------     -------

       Total interest-earning assets            321,483         4,818       5.99       262,286       4,909      7.49
                                                              -------                              -------

Noninterest-earning assets                       15,469                                 11,362
                                              ---------                              ---------

       Total assets                           $ 336,952                              $ 273,648
                                              =========                              =========

Interest-bearing liabilities:
   Interest-bearing demand, money-market
       and savings deposits                      70,797           508       2.87        28,303         217      3.07
   Time deposits                                177,777         1,665       3.75       170,465       2,392      5.61
                                              ---------       -------                ---------     -------

       Total interest-bearing deposits          248,574         2,173       3.50       198,768       2,609      5.25

   Other borrowings (3)                          50,210           627       5.00        43,417         653      6.02
                                              ---------       -------                ---------     -------

       Total interest-bearing liabilities       298,784         2,800       3.75       242,185       3,262      5.39
                                                              -------                              -------

Noninterest-bearing demand deposits               6,117                                  5,383
Noninterest-bearing liabilities                  10,379                                  9,793
Stockholders' equity                             21,672                                 16,287
                                              ---------                              ---------

       Total liabilities and
           stockholders' equity               $ 336,952                              $ 273,648
                                              =========                              =========

Net interest income                                           $ 2,018                              $ 1,647
                                                              =======                              =======

Interest-rate spread (4)                                                    2.24%                               2.10%
                                                                            ====                                ====

Net interest margin (5)                                                     2.51%                               2.51%
                                                                            ====                                ====

Ratio of average interest-earning assets to
   average interest-bearing liabilities            1.08                                  1.08
                                                   ====                                  =====

----------

(1)  Includes nonaccrual loans.
(2)  Includes Federal Home Loan Bank stock and interest-bearing deposits.
(3) Includes Federal Home Loan Bank advances, line of credit and capital lease obligation.
(4) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5) Net interest margin is annualized net interest income divided by average interest-earning assets.

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


                                                                    Nine Months Ended September 30,
                                                               2002                                 2001
                                              -----------------------------------    --------------------------------
                                                              Interest    Average                  Interest   Average
                                               Average          and        Yield/     Average        and       Yield/
                                               Balance       Dividends      Cost      Balance     Dividends     Cost
                                               -------       ---------      ----      -------     ---------     ----
                                                                         (Dollars in thousands)
Interest-earning assets:
   Loans (1)                                  $ 269,715        13,707       6.78%    $ 238,300      14,440      8.08%
   Securities                                    15,424           485       4.19         7,064         270      5.10
   Other interest-earning assets (2)             16,676           293       2.34         7,324         269      4.90
                                              ---------       -------                ---------     -------

       Total interest-earning assets            301,815        14,485       6.40       252,688      14,979      7.90
                                                              -------                              -------

Noninterest-earning assets                       17,317                                 13,205
                                              ---------                              ---------

       Total assets                           $ 319,132                              $ 265,893
                                              =========                              =========

Interest-bearing liabilities:
   Interest-bearing demand, money-market
       and savings deposits                      56,853         1,209       2.84        28,935         652      3.00
   Time deposits                                175,839         5,210       3.95       159,972       7,529      6.28
                                              ---------       -------                ---------     -------

       Total interest-bearing deposits          232,692         6,419       3.68       188,907       8,181      5.77

   Other borrowings (3)                          50,618         1,835       4.83        47,853       2,186      6.09
                                              ---------       -------                ---------     -------

       Total interest-bearing liabilities       283,310         8,254       3.88       236,760      10,367      5.84
                                                              -------                              -------

Noninterest-bearing demand deposits               5,647                                  4,102
Noninterest-bearing liabilities                  10,167                                  8,982
Stockholders' equity                             20,008                                 16,049
                                              ---------                              ---------

       Total liabilities and
           stockholders' equity               $ 319,132                              $ 265,893
                                              =========                              =========

Net interest income                                           $ 6,231                              $ 4,612
                                                              =======                              =======

Interest-rate spread (4)                                                    2.52%                               2.06%
                                                                            ====                                ====

Net interest margin (5)                                                     2.75%                               2.43%
                                                                            ====                                ====

Ratio of average interest-earning assets to
   average interest-bearing liabilities            1.07                                  1.07
                                                   ====                                  ====

----------

(1)  Includes nonaccrual loans.
(2)  Includes Federal Home Loan Bank stock and interest-bearing deposits.
(3) Includes Federal Home Loan Bank advances, line of credit and capital lease obligation.
(4) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5) Net interest margin is annualized net interest income divided by average interest-earning assets.

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

Comparison of the Three-Month Periods Ended September 30, 2002 and 2001

     General.  The Company had net  earnings  for the  three-month  period ended
         September 30, 2002, of $559,079 or $.09 per basic and diluted share, compared to $367,221 or $.07 per basic and diluted share for the same period in 2001. The increase in net earnings was primarily due to increases in net interest income and other income and a decrease in the provision for loan losses, partially offset by an increase in other expenses.

     Interest Income. Interest income decreased by $90,828 or 1.9% to $4,817,986 for the three-month period ended September 30, 2002, from $4,908,814 for the same period in 2001. Interest income on loans decreased
         $123,451  or 2.6%  to  $4,585,296  in 2002  from  $4,708,747  in  2001, primarily as a result of a decrease in the average yield earned on loans from 7.67% for the three-month period ended September 30, 2001, to 6.37% for the comparable period in 2002, partially offset by an increase in the average amount of loans outstanding from $245.6 million in 2001 to $288.0 million in 2002. Interest income on securities increased by $7,359 for the three-month period ended September 30, 2002, over the same period in 2001, primarily as a result of an increase in the average balance of securities owned. Management expects the rates earned on the portfolio to fluctuate with general market conditions.

     Interest Expense. Interest expense decreased $462,506 or 14.2% during the three-month period ended September 30, 2002, to $2,799,627 from $3,262,133 for the same period in 2001. Interest on deposits decreased $435,964 or 16.7% to $2,172,964 in 2002 from $2,608,928 in 2001, as a result of a decrease in the average cost of interest-bearing deposits from 5.25% for the three-month period ended September 30, 2001, to 3.50% for the comparable period in 2002, partially offset by an increase in average interest-bearing deposits outstanding from $198.8 million in 2001 to $248.6 million in 2002. Interest on other borrowings decreased to $626,663 in 2002 from $653,205 in 2001, as a result of the decrease in the average cost of other borrowings. Management expects to continue to use FHLB advances and other borrowings as a liability management tool.

     Provision for Loan Losses. A provision for loan losses is charged to earnings based upon management's evaluation of the losses in its loan portfolio. During the quarter ended September 30, 2002, management recorded a provision for loan losses of $30,000 based on its evaluation of the loan portfolio, which was a decrease of $100,000 from the same period in 2001. The allowance for loan losses at September 30, 2002, was $1,813,317 or .61% of total loans outstanding, versus $1,764,520 at December 31, 2001, or .64% of total loans outstanding. Management believes the allowance for loan losses at September 30, 2002 is adequate.

     Other Income. Other income increased $135,891 or 28.8% from $471,984 for the three-month period ended September 30, 2001, to $607,875 for the same period in 2002. The increase in other income was primarily due to increases of $162,754 and $81,949 in rental income and gain on sale of securities available for sale, respectively, partially offset by a decrease of $120,973 in net loan servicing income. The increase in rental income relates to the administration building subleases entered into in late 2001. The decrease in net loan servicing income resulted from increased amortization of mortgage servicing rights related to residential mortgage loan refinancings.

     Other Expenses.  Other expenses  increased  $343,440 or 25.0% to $1,715,122 for the three-month period ended September 30, 2002, from $1,371,682 for the same period in 2001. Salary and employee benefits increased to $869,711 in 2002, from $536,239 in 2001 due to an increase in staff in the loan department, primarily as the result of the addition of commercial lending personnel, and the overall growth of the Company. Occupancy expense increased by $63,093 in 2002, to $328,076 due to the purchase and operation of the administration building in Sanford, Florida.

     Income Taxes. The income tax provision for the three months ended September
         30, 2002 was $322,033, compared to $249,762 for the same period in 2001.

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

Comparison of the Nine-Month Periods Ended September 30, 2002 and 2001

     General.  The Company had net  earnings  for the  nine-month  period  ended
         September 30, 2002, of $1,476,604 or $.26 per basic and diluted share, compared to $750,941 or $.15 per basic and diluted share for the same period in 2001. The increase in net earnings was primarily due to increases in net interest income and other income and a decrease in the provision for loan losses, partially offset by increases in other expenses and the provision for income taxes.

     Interest  Income.   Interest  income  decreased  by  $493,771  or  3.3%  to
         $14,485,546 for the nine-month period ended September 30, 2002, from $14,979,317 for the same period in 2001. Interest income on loans decreased $732,949 or 5.1% to $13,706,829 in 2002 from $14,439,778 in
         2001, primarily as a result of a decrease in the average yield earned on loans from 8.08% for the nine-month period ended September 30, 2001, to 6.78% for the comparable period in 2002, partially offset by an increase in the average amount of loans outstanding from $238.3 million in 2001 to $269.7 million in 2002. Interest income on securities increased by $215,023 for the nine-month period ended September 30, 2002, over the same period in 2001, primarily as a result of an increase in the average balance of securities owned. Management expects the rates earned on the portfolio to fluctuate with general market conditions.

     Interest Expense. Interest expense decreased $2,112,772 or 20.4% during the nine-month period ended September 30, 2002, to $8,254,640 from $10,367,412 for the same period in 2001. Interest on deposits decreased $1,761,873 or 21.5% to $6,419,489 in 2002 from $8,181,362 in 2001, as a result of a decrease in the average cost of interest-bearing deposits from 5.77% for the nine-month period ended September 30, 2001, to 3.68% for the comparable period in 2002, partially offset by an increase in average interest-bearing deposits outstanding from $188.9 million in 2001 to $232.7 million in 2002. Interest on other borrowings decreased to $1,835,151 in 2002 from $2,186,050 in 2001, as a result of the decrease in the average cost of other borrowings, offset partially by an increase in the average amount outstanding. Management expects to continue to use FHLB advances and other borrowings as a liability management tool.

     Provision for Loan Losses. A provision for loan losses is charged to earnings based upon management's evaluation of the losses in its loan portfolio. During the nine-month period ended September 30, 2002, management recorded a provision for loan losses of $190,000 based on its evaluation of the loan portfolio, which was a decrease of $230,000 from the same period in 2001. The allowance for loan losses at September 30, 2002, was $1,813,317 or .61% of total loans outstanding, versus $1,764,520 at December 31, 2001, or .64% of total loans outstanding. Management believes the allowance for loan losses at September 30, 2002 is adequate.

     Other Income. Other income increased $221,292 or 14.0% from $1,583,689 for the nine-month period ended September 30, 2001, to $1,804,981 for the same period in 2002. The increase in other income was primarily due to an increase of $425,763 in rental income relating to the administration building subleases entered into in late 2001, partially offset by a decrease of $202,167 in net loan servicing income relating to increased amortization of mortgage servicing rights resulting from residential mortgage loan refinancings.

     Other Expenses. Other expenses increased $973,446 or 21.3% to $5,538,320 for the nine-month period ended September 30, 2002, from $4,564,874 for the same period in 2001. Salary and employee benefits increased to $2,858,988 in 2002, from $2,243,985 in 2001 due to an increase in staff in the loan department, primarily as the result of the addition of commercial lending personnel, and the overall growth of the Company. Occupancy expense increased by $206,486 in 2002, to $996,250 due to the purchase and operation of the administration building in Sanford, Florida. Other expenses increased by $151,957, as a result of the overall growth of the Company.

     Income Taxes.  The income tax provision for the nine months ended September
         30, 2002 was $830,963 (an effective rate of 36.0%), compared to $459,779 (an effective rate of 38.0%) for the same period in 2001.

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY



Item 3.  Controls and Procedures

   a.  Evaluation of disclosure  controls and procedures.  The Company maintains
       -------------------------------------------------
       controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Chief Financial officers of the Company concluded that the Company's disclosure controls and procedures were adequate.

   b.  Changes in internal controls.  The Company made no significant changes in
       ----------------------------
       its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.


                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

   There are no material pending legal proceedings to which Federal Trust Corporation or its subsidiary is a party or to which any of their property is subject.

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits.  The following  exhibits are  incorporated  by reference into
         --------
         this report. The exhibits which are marked by a single asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from the Company's Registration Statement on form SB-1, as effective with the Securities and Exchange Commission ("SEC") on October 7, 1997, Registration No. 333-30883. The exhibits which are marked by a double asterisk (**) were previously filed with the SEC, and are hereby incorporated by reference from the Company's 1998 Definitive Proxy Statement. The exhibits which are marked with a triple asterisk (***) were previously filed with the SEC, and are hereby incorporated by reference from the Company's 1999 Definitive Proxy Statement. The exhibits which are marked with a quadruple asterisk (****) were previously filed with the SEC, and are hereby incorporated by reference from the Company's 1999 10-KSB. The exhibits which are marked with a quintuple asterisk (*****) were previously filed with the SEC, and are hereby incorporated by reference from the Company's June 30, 2002 Form 10-QSB. The exhibit numbers correspond to the exhibit numbers in the referenced documents.

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
           ****10.1      Amended  Employment  Agreement  By  and  Among  Federal
                         Trust, the Bank and James V. Suskiewich
           ****10.2      First Amendment to the Amended  Employment Agreement By
                         and  Among  Federal  Trust,   the  Bank  and  James  V.
                         Suskiewich
           ****10.3      Amended  Employment  Agreement  By  and  Among  Federal
                         Trust, the Bank and Aubrey W. Wright, Jr.
         ***** 10.4      Amendment  to  Federal  Trust  1998  Key Employee Stock
                         Compensation Program
         ***** 10.5      Amendment to Federal Trust 1998 Directors' Stock Option
                         Plan
               99.1      CEO   Certification   required  under  Section  906  of
                         Sarbanes-Oxley Act of 2002
               99.2      CFO  Certification  required  under   Section   906  of
                         Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K.  There  were no  reports  filed on Form 8-K during the
     -------------------
     three-month period ended September 30, 2002.

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     FEDERAL TRUST CORPORATION
                                                        (Registrant)




Date:  November 12, 2002                    By:  /s/James V. Suskiewich
      ------------------                        --------------------------------
                                                James V. Suskiewich
                                                President  and  Chief  Executive
                                                Officer


Date:  November 12, 2002                    By:  /s/Aubrey H. Wright, Jr.
      ------------------                        --------------------------------
                                                Aubrey H. Wright, Jr.
                                                Chief  Financial  Officer (Chief
                                                Accounting  Officer)  and   duly
                                                authorized officer


                                 CERTIFICATIONS
                                 --------------


         I, James V. Suskiewich, certify, that:

         1. I have reviewed this quarterly report on Form 10-QSB of Federal Trust Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

               (a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


        Date: November 12, 2002                     By: /s/ James V. Suskiewich
              -----------------                         ------------------------
                                                        James V. Suskiewich,
                                                        President and Chief
                                                        Executive Officer


         I, Aubrey H. Wright, Jr., certify, that:

         1. I have reviewed this quarterly report on Form 10-QSB of Federal Trust Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

               (a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


        Date: November 12, 2002                 By: /s/ Aubrey H. Wright, Jr.
              -----------------                     ----------------------------
                                                    Aubrey H. Wright, Jr.,
                                                    Chief Financial Officer
                                                    (Chief Accounting Officer)
                                                    and duly  authorized officer

                                                                    Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                                   AS ADDED BY
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Federal Trust Corporation (the "Company") on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission (the "Report"), I, James V. Suskiewich, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.ss. 1350, as added by ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report.






Date:  November 12, 2002                     By: /s/ James V. Suskiewich
       -----------------                         -------------------------------
                                                 James V. Suskiewich, President
                                                 and Chief Executive Officer

                                                                    Exhibit 99.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                                   AS ADDED BY
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Federal Trust Corporation (the "Company") on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission (the "Report"), I, Aubrey H. Wright, Chief Financial Officer (Chief Accounting Officer) of the Company, certify, pursuant to 18 U.S.C.ss. 1350, as added by ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the report.






Date:  November 12, 2002                            By: /s/ Aubrey H. Wright
       -----------------                                ------------------------
                                                        Aubrey H. Wright, Chief
                                                        Financial Officer (Chief
                                                        Accounting Officer)