Form 10KSB
period 2002-12-31
FEDERAL TRUST CORP
filed 2003-03-26
CIK 842640

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002      Commission File Number 33-27139

                            FEDERAL TRUST CORPORATION
             (Exact name of registrant as specified in its charter)

      Florida                                                     59-2935028
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

312 West 1st Street
Sanford, Florida                                                         32771
---------------------                                                 ----------
(Address of principal                                                 (Zip Code)
executive office)

       Registrant's telephone number, including area code: (407) 323-1833

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days. YES   X     NO
                      -----      ----

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for the fiscal year ended December 31, 2002: $21,852,000

The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant (5,380,365 shares) on March 10, 2003, was approximately $26,902,000. The average bid and ask price of Registrant's common stock on March 10, 2003 was $5.00 per share. For the purposes of this response, directors, officers and holders of 5% or more of the Registrant's common stock are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant's common stock, as of March 10, 2003 was 6,591,338 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

1. Portions of the Proxy Statement for the 2003 Annual Meeting of Shareholders filed electronically with the Securities and Exchange Commission on or about April 7, 2003. (Part III)

                                TABLE OF CONTENTS


Federal Trust Corporation and Subsidiary ("Registrant").



                                                                                              Page Number
                                                                                              -----------
PART I
Item 1   Description of Business......................................................              3
Item 2   Description of Properties....................................................             27
Item 3   Legal Proceedings............................................................             27
Item 4   Submission of Matters to a Vote of Security Holders..........................             27


PART II

Item 5   Market for Common Equity and Related Stockholder Matters.....................             28
Item 6   Management's Discussion and Analysis of Financial Condition
         and Results of Operations....................................................             29
Item 7   Financial Statements.........................................................             39
Item 8   Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure..........................................             74


PART III
Item 9   Directors and Executive Officers of the Registrant...........................             74 (1)
Item 10  Executive Compensation.......................................................             74 (1)
Item 11  Security Ownership of Certain Beneficial Owners and Management...............             74 (1)
Item 12  Certain Relationships and Related Transactions...............................             74
Item 13  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............             75
Item 14  Controls and Procedures......................................................             75
Signatures............................................................................             76
Certifications........................................................................             77

-----------------------------------------------------

(1)  The  material  required  by Items 9 through  11 is hereby  incorporated  by
     reference  from  Registrant's  definitive  Proxy  Statement,   pursuant  to
     Instruction E 3 of Form 10-KSB.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

Federal Trust Corporation ("Federal Trust") was organized in February 1989 for the purpose of becoming the unitary savings and loan holding company of Federal Trust Bank (the "Bank"), a federally-chartered stock savings bank. Federal Trust, the Bank and the Bank's subsidiaries are collectively referred to herein as the "Company". The Company's headquarters are located in Sanford, Florida. Federal Trust conducts business as a savings and loan holding company, and its principal asset is the capital stock of the Bank. As a savings and loan holding company, Federal Trust has greater flexibility than the Bank to diversify and expand its business activities, either through newly formed subsidiaries or through acquisitions.

Federal Trust is a legal entity separate from the Bank. Federal Trust's executive offices are located at 312 West 1st Street, Sanford, Florida 32771, and its telephone number is (407) 323-1833. The principal source of Federal Trust's revenues on an unconsolidated basis is undistributed earnings of the Bank. Various regulatory restrictions and tax considerations limit, directly or indirectly, the amount of dividends the Bank can pay to Federal Trust. In addition, federal law restricts the Bank in the making of investments in or loans to Federal Trust or its affiliates. See "Regulation and Supervision."

Subsidiary

The Bank is chartered as a Federal-stock savings bank and is primarily engaged in the business of obtaining funds in the form of deposits and Federal Home Loan Bank ("FHLB") advances and investing such funds in permanent loans on residential and to a lesser extent commercial real estate, in various types of commercial, construction and consumer loans and in investment securities.

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

Critical Accounting Policies

Our financial condition and results of operations are sensitive to accounting measurements and estimates of matters that are inherently uncertain. When applying accounting policies in areas that are subjective in nature, we use our best judgment to arrive at the carrying value of certain assets. The most critical accounting policy we applied is related to the valuation of the loan portfolio.

A variety of factors impact carrying value of the loan portfolio including the calculation of the allowance for loan losses, valuation of underlying collateral, the timing of loan charge-offs and the amount and amortization of deferred loan fees and capitalized origination costs.

The allowance for loan losses is the most difficult and subjective judgment. The allowance is established and maintained at a level that we believe is adequate to cover losses resulting from the inability of borrowers to make required payments on loans. Estimates for loan losses are arrived at by analyzing risks associated with specific loans and the loan portfolio, current trends in delinquencies and charge-offs, the views of our regulators, changes in the size and composition of the loan portfolio and peer comparisons. The analysis also requires consideration of the economic climate and direction, change in the interest rate environment, which may impact a borrower's ability to pay, legislation impacting the banking industry and economic conditions specific to our service area. Because the calculation of the allowance for loan losses relies on estimates and judgments relating to inherently uncertain events, results may differ from our estimates.

The allowance for loan losses is also discussed on page 12 and in Note 3 to the consolidated financial statements. The significant accounting policies are discussed in Note 1 to the consolidated financial statements.

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

Strategy

Our current operating strategy includes residential and commercial real estate, commercial and consumer loan origination, bulk loan/asset purchases and core deposit generation in the local community. Adjustable rate loans are originated and purchased to help us manage our interest rate spreads. The real estate lending emphasis is on origination of residential loans in our market area, retaining loans appropriate for portfolio and selling other originated loans into the secondary market. We also purchase residential loan packages on properties throughout the United States to help diversify our risk. To the extent possible, we attempt to control interest rates paid on deposits; however, outside factors such as economic, environmental, competitive and liquidity needs will have an effect on the cost of deposits. Our principal sources of earnings are interest on loans, securities, and overnight deposits, fees on checking accounts and sales of loans held for sale. Our principal expenses are interest paid on deposits and other borrowings and operating expenses.

Market Area and Competition

The Company has offices in Sanford, Winter Park, New Smyrna Beach, and Casselberry, Florida. Sanford, which is located approximately 20 miles northeast of downtown Orlando, is the second largest city in Seminole County with a population estimated at 36,000. Winter Park, a city of 25,000 residents, is located 13 miles southeast of Sanford and approximately 7 miles northeast of downtown Orlando, in the heart of the greater metropolitan Orlando area which encompasses Orange, Seminole, Lake, and Osceola Counties in central Florida. The total population of the four County area is estimated at 1.6 million, with the majority in Orange and Seminole Counties. New Smyrna Beach is located in Volusia County on the Atlantic Ocean approximately 33 miles northeast of our Sanford office and 15 miles south of Daytona Beach, Florida. Casselberry is located in Seminole County between our Sanford and Winter Park Offices. The Company's administrative and operation offices are in Sanford.

Our primary market area is northeast Orange County, Seminole County and eastern Volusia County, and to a lesser extent Lake and Osceola Counties. Although best known as a tourist destination, with over 20 million visitors a year, the Central Florida area has become a center for industries such as aerospace and defense, electro-optics and lasers, computer simulated training, computer networking and data management. In addition, motion picture production, professional and amateur sports, and distribution make the local economy more diverse each year. Many companies, including some in the Fortune 500, have chosen the greater Orlando area as a base for corporate, regional, and divisional headquarters. The area is also home to the University of Central Florida with an enrollment of 36,000, one of the fastest growing schools in the state university system, as well as Valencia Community College and Seminole Community College whose combined enrollment exceeds 85,000. Winter Park is home to Rollins College, the oldest college in Florida founded in 1885.

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

Consolidation within the banking industry, and in particular within Florida, has been dramatic over the past eight years. As of September 30, 2002, the four largest banking institutions in the state controlled approximately 52% of the bank deposits. In 1980, the four largest controlled less than 33% of the deposits.

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

Lending Activities

General. Until recently, our primary lending activity was the acquisition and the origination of government insured or guaranteed or conventional loans for the purchase or construction of residential real property, which loans are secured by first liens on such property. Conventional loans are loans which are not insured by the Federal Housing Administration ("FHA") or partially guaranteed by the Veterans Administration ("VA"). Within this category, the largest portion of our loans are made to homeowners on the security of single-family dwellings. As part of our corporate strategy more emphasis is being placed on making commercial real estate, commercial business, and U.S. Small Business Administration ("SBA") guaranteed business loans. To a lesser extent, we also make home equity, and other consumer loans.

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

Loan Portfolio Composition. Our net loan portfolio, which is total loans plus premiums paid for loans purchased less loans in process, deferred loan origination fees and costs and allowance for loan losses, totaled $308.6 million at December 31, 2002, representing 84% of total assets at such date. At December 31, 2001, our net loan portfolio was $264.2 million or 86% of total assets.

Residential mortgage loans, not including construction loans, still comprise the largest group of loans in our loan portfolio, amounting to $246.2 million or 79.2% of the total loan portfolio at December 31, 2002. We offer fixed-rate and ARM loans with maturities up to 30 years. As of December 31, 2002, approximately 83.3% of these loans were ARM loans and 16.7% of these loans were fixed-rate. Fixed-rate loans are generally underwritten to secondary market. Standards to insure liquidity and interest rate risk protection.

Commercial real estate loans, including land loans, amounted to $44.8 million or 14.4% of the total loan portfolio at December 31, 2002. Commercial real estate loans consist of $31.7 million of loans secured by other non-residential property and $13.1 million of loans secured by undeveloped land as of December 31, 2002.

Construction loans amounted to $12.3 million or 3.9% of total loans. The Company makes residential and commercial real estate construction loans usually on property throughout central Florida.

At December 31, 2002, consumer loans, consisting of installment loans and savings account loans, amounted to $969,000 or .3% of the total loan portfolio.

Commercial loans at December 31, 2002, amounted to $6.8 million, or 2.2% of total loans. Commercial loans are generally secured by the assets of the borrower including accounts receivable, inventory, and fixed assets, including company owned real estate. The majority of commercial loans are also guaranteed by the owners.

The following table sets forth information on our loan portfolio by type.

                                                                                                                     At December 31,
                                  --------------------------------------------------------------------------------------------------

                                               2002              2001                2000                  1999                1998
                                               ----              ----                ----                  ----                ----


                                               % of              % of                % of                  % of                % of
                                    Amount    Total    Amount   Total     Amount    Total     Amount      Total     Amount    Total
                                                                         ($ in thousands)
Mortgage loans:
   Residential                    $ 246,234    79.2% $ 203,729   74.3%  $ 164,387    70.4%  $ 141,137      71.9%  $ 126,634    79.5%
   Commercial                        44,766    14.4     32,315   11.8      28,343    12.1      20,981      10.7      14,884     9.3
   Construction                      12,258     3.9     32,212   11.7      35,014    15.0      31,518      16.1      15,332     9.6
                                  ---------   -----  ---------   -----  ---------   -----   ---------     -----   ---------   -----

   Total mortgage loans             303,258    97.5    268,256   97.8     227,744    97.5     193,636      98.7     156,850    98.4

Consumer loans                          969      .3      3,111    1.1       4,436     1.9       2,676       1.3       2,242     1.4
Commercial loans                      6,768     2.2      3,078    1.1       1,505     0.6           -         -         354     0.2
                                  ---------   -----  ---------  -----   ---------   -----   ---------     -----   ---------   -----

     Total loans                    310,995   100.0%   274,445  100.0%    233,685   100.0%    196,312     100.0%    159,446   100.0%

Add (deduct):
   Loans in process                  (3,189)           (10,813)           (10,885)             (9,967)               (7,590)
   Net premiums, discounts,
     deferred fees and costs          2,902              2,320              1,729               1,753                 1,348
   Allowance for loan losses         (2,110)            (1,765)            (1,634)             (1,438)               (1,136)
                                  ---------          ---------          ---------           ---------             ---------

Net loans                         $ 308,598          $ 264,187          $ 222,895           $ 186,660             $ 152,068
                                  =========          =========          =========           =========             =========

Contractual Repayments. Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of loans is substantially less than their average contractual terms because of prepayments. In addition, due-on-sale clauses on loans generally give the Company the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgages are substantially higher than current mortgage loan rates. As of December 31, 2002, the Company had $12.3 million in construction loans, the majority of which mature in one year or less.

The following table shows the contractual maturities of the Bank's loan portfolio at December 31, 2002. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. The table does not include prepayments or scheduled principal repayments.


                                                      Mortgage Loans                                      Total
                                                      --------------           Consumer    Commercial     Loans
                                                  Residential     Other          Loans        Loans     Receivable
                                                  -----------     -----          -----        -----     ----------
                                                                           (In thousands)
Amounts due:
     Within 1 year                                $     702      20,382          420          4,758       26,262
                                                  ---------      ------         ----          -----      -------

     1 to 3 years                                       734       3,993           37            653        5,417
     3 to 5 years                                     1,559      11,918          396            658       14,531
     5 to 10 years                                    5,354       7,069          116            699       13,238
     10 to 20 years                                  25,488       6,963          -             -          32,451
     Over 20 years                                  212,397       6,699          -             -         219,096
                                                  ---------      ------         ----          -----      -------

     Total due after 1 year                         245,532      36,642          549          2,010      284,733
                                                  ---------      ------         ----          -----      -------

     Total amounts due                            $ 246,234      57,024          969          6,768      310,995
                                                  =========      ======         ====          =====      =======

Loans Due After December 31, 2003. The following table sets forth at December 31, 2002, the dollar amount of all loans due after December 31, 2003, classified according to whether such loans have fixed or adjustable interest rates.

                                                   Due after December 31, 2003
                                                   ---------------------------
                                                 Fixed     Adjustable     Total
                                                 -----     ----------     -----
                                                       (In thousands)
     Mortgage loans:
          Residential                          $ 41,229      204,303     245,532
          Other                                  25,615       11,027      36,642

     Consumer loans                                 246          303         549
     Commercial loans                             2,010            -       2,010
                                               --------      -------     -------

               Total                           $ 69,100      215,633     284,733
                                                 ======      =======     =======

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

Our loan portfolio consists of purchased and originated loans. When loans are acquired in the secondary market, we generally purchase loan packages of $5 million to $25 million of single family residential mortgages, which, to the extent available, are seasoned ARM loans. While we prefer to purchase loan packages comprised of Florida real estate, because of pricing and the limited number of Florida loan packages that are available, we also purchase packages of loans outside of Florida. The loan packages undergo an individual loan underwriting review prior to purchase.

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

The following table sets forth the amount of loans originated, purchased, sold and repaid during the periods indicated (in thousands).

                                                                       For the Year Ended December 31,
                                                        --------------------------------------------------------
                                                             2002        2001        2000        1999       1998
                                                             ----        ----        ----        ----       ----
Originations:
    Mortgage loans:
      Loans on existing property                        $   79,373    $  70,969   $  56,575   $   29,804  $ 19,238
      Construction loans                                    27,674       64,437      41,513       22,670    10,168
                                                        ----------    ---------   ---------   ----------  --------

         Total mortgage loans                              107,047      135,406      98,088       52,474    29,406
                                                        ----------    ---------   ---------   ----------  --------

      Commercial loans                                      33,077        5,751      14,834        9,311     3,223
      Consumer loans                                           529        2,469       2,161        1,108     1,387
                                                        ----------    ---------   ---------   ----------  --------

         Total loans originated                            140,653      143,626     115,083       62,893    34,016

    Purchases                                               97,897       53,933      29,802       55,177    51,266
                                                        ----------    ---------   ---------   ----------  --------

      Total loans originated and purchased              $  238,550    $ 197,559   $ 144,885   $  118,070  $ 85,282
                                                        ==========    =========   =========   ==========  ========

    Sales and principal repayments:
      Loans sold                                           (28,274)     (34,275)    (24,598)     (30,431)   (9,250)
      Principal repayments                                (173,726)    (122,524)    (82,914)     (50,773)  (40,386)
                                                        ----------    ---------   ---------   ----------  --------

         Total loans sold and principal repayments      $ (202,000)   $(156,799)  $(107,512)  $  (81,204) $(49,636)
                                                        ==========    =========   =========   ==========  ========

    Increase in total loans (before net items)          $   36,550    $  40,760   $  37,373   $   36,866  $ 35,646
                                                        ==========    =========   =========   ==========  ========

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

Loans are approved at various management levels up to and including the Board of Directors. Loan approvals are made in accordance with a "Chart of Delegated Authority" approved by our Board of Directors. Generally, loans less than $300,000 are approved by authorized officers or underwriters. Loans in excess of $300,000 to $1,000,000 require the concurrence of three or more authorized officers. Loans over $1,000,000 require approval by the Loan Committee and loans greater than $2,000,000 require approval of the Board of Directors.

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

The maximum amount that we could have been loaned to one borrower and the borrower's related entities at December 31, 2002, was approximately $3.67 million. We have no loans in our portfolio that exceed our loans to one borrower limit.

Federal regulations also permit us to invest, in the aggregate, up to four times our regulatory capital in loans secured by non-residential or commercial real estate. At December 31, 2002, this limit allowed us to invest in non-residential or commercial real estate loans in an aggregate amount up to $98.0 million. At such date, we had $44.8 million in loans secured by non-residential or commercial real estate.

Income from Lending Activities/Loan Servicing. Fees are earned in connection with loan commitments and originations, loan modifications, late payments, assumptions related to changes of property ownership and for miscellaneous services related to loans. We also receive fees for servicing loans owned by others. At December 31, 2002, we were servicing $114.1 million in loans for other institutions, which produced $97,000 in servicing income during 2002, net of amortization of mortgage servicing rights. Income from these activities varies from period to period with the volume and type of loans originated, sold and purchased, which in turn is dependent upon prevailing mortgage interest rates and their effect on the demand for loans in the Company's market area.

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

If foreclosure is effected, the property is sold at a public auction in which we may participate as a bidder. If we are the successful bidder, the acquired real estate property is then included in our "foreclosed assets" account until it is sold. Under federal regulations, we are permitted to finance sales of foreclosed assets by "loans to facilitate", which may involve more favorable interest rates and terms than generally would be granted under our underwriting guidelines. At December 31, 2002, the Company had no loans to facilitate.

Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued, but unpaid interest is deducted from interest income. Our policy is to not accrue interest on loans past due 90 days or more.

Assets acquired as a result of foreclosure or by deed-in-lieu of foreclosure are classified as foreclosed assets until they are sold. When assets are acquired, they are recorded at the lower of cost or fair value less 15% at the date of acquisition and any write-down resulting therefrom, is charged to the allowance for losses on loans.

The following table sets forth certain information regarding our non-accrual loans and foreclosed assets, the ratio of such loans and foreclosed assets to total assets as of the date indicated, and certain other related information. There were no troubled debt restructuring or accruing loans more than 90 days delinquent at any of the dates presented (dollars in thousands).

                                                                                At December 31,
                                                        --------------------------------------------------------
                                                           2002        2001        2000         1999      1998
                                                           ----        ----        ----         ----      ----
Non-accrual loans:
   Mortgage:
     Construction                                       $     293    $    418   $     248     $     -   $      -
     Residential                                            5,221       2,629       1,999       2,027      1,359
     Commercial                                                 -         481         773         629          -
                                                        ---------    --------   ---------     -------   --------

Total mortgage                                              5,514       3,528       3,020       2,656      1,359

   Commercial loans                                             -          39           -           -          -
   Consumer loans                                              65          22          23           -          1
                                                        ---------    --------   ---------     -------   ---------

Total non-accrual                                       $   5,579    $  3,589   $   3,043     $ 2,656   $  1,360
                                                        =========    ========   =========     =======   ========

Total non-accrual loans to total loans                        1.8%        1.3%        1.4%        1.4%       0.9%
                                                        =========    ========   =========     =======   ========
Total non-accrual loans to total assets                       1.5%        1.2%        1.2%        1.3%       0.8%
                                                        =========    ========   =========     =======   ========
Total allowance for loss to total non-accrual loans          37.8%       49.2%       53.7%       54.1%      83.5%
                                                        =========    ========   =========     =======   ========

Foreclosed assets:
   Assets acquired by foreclosure                       $     858    $    714   $     431     $   295   $  1,107
                                                        ---------    --------   ---------     -------   --------
     Total foreclosed assets                            $     858    $    714   $     431     $   295   $  1,107
                                                        =========    ========   =========     =======   ========
     Total non-accrual loans and foreclosed assets to
        total assets                                          1.7%        1.4%        1.4%        1.4%       1.4%
                                                        =========    ========   =========     =======   ========

At December 31, 2002, the Bank had no accruing loans which were contractually past due 90 days or more as to principal and interest and no troubled debt restructurings as defined by Statement of Financial Accounting Standards No. 15. Nonaccrual loans for which interest has been reduced totaled approximately $5.6 million, $3.6 million and $3.0 million at December 31, 2002, 2001 and 2000, respectively. For the year ended December 31, 2002, interest income that would have been recorded under the original terms of nonaccrual loans at December 31, 2002 and interest income actually recognized is summarized below (in thousands):

     Interest income that would have been recorded                      $ 343
     Interest income recognized                                          (134)
                                                                        -----

     Interest income foregone                                           $ 209
                                                                        =====

Classified Assets - Potential Problem Loans. Federal regulations and the Bank's policy require the classification of loans and other assets, such as debt and equity securities, considered to be of lesser quality as "substandard", "doubtful" or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full", on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. In addition, the Bank's policies require that assets which do not currently expose the insured institution to sufficient risk to warrant classification as substandard but possess other weaknesses are designated "special mention" by management.

If an asset is classified, the estimated fair value of the asset is determined and if that value is less than the then carrying value of the asset, the difference is established as a specific reserve. If an asset is classified as loss, the amount of the asset classified as loss is reserved. General reserves or general valuation allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities but, unlike specific reserves, are not allocated to particular assets.

No assets were classified "doubtful" or "loss" at December 31, 2002. The following table sets forth information concerning the number and dollar amount of assets classified as "special mention" or "substandard" at December 31, 2002:

                                 Special Mention                Substandard
                                 ---------------                -----------
                              Number        Amount           Number      Amount
                              ------        ------           ------      ------
                                                ($ in thousands)

     Loans                      7           $ 669             78         $7,572
                                =           =====             ==         ======

Provisions for Loan Losses

A provision for loan losses is generally charged to earnings based upon management's evaluation of the inherent losses in our loan portfolio. During 2002, management charged $445,000 to our provision for loan losses.

During 2002, our net loans increased by $44.4 million. Although we believe that our present allowance for loan losses is adequate as of December 31, 2002, the provisions are based on the current and currently anticipated future operating conditions, thereby causing these estimates to be susceptible to changes that could result in a material adjustment to results of operations in the near term. The amount needed in the allowance for loan losses is based on the particular circumstances of the individual non-performing loans, including the type, amount, and value of the collateral, if any, and the overall composition and amount of the performing loans in the portfolio at the time of evaluation, and, as a result, will vary over time. Although more emphasis is being placed on commercial real estate and commercial loans, the composition of our loan portfolio continues to be concentrated primarily on residential mortgage loans, which tend to have a lower risk of loss. Recovery of the carrying value of loans is dependent to a great extent on economic, operating and other conditions that may be beyond the Bank's control. Therefore, actual losses in future periods could differ materially from amounts provided in the current period and could result in a material adjustment to operations.

The allowance for loan losses at December 31, 2002 was $2.1 million, or 37.8% of non-performing loans and .69% of total loans net of LIP compared to $1.8 million, or 49.2% of non-performing loans and .67% of total loans net of LIP at December 31, 2001. The allowance at December 31, 2002 consisted of reserves for the performing loans in the portfolio and reserves against certain loans based on management's evaluation of these loans. During 2002, a portion of the reserves was utilized to write down the loans when they became foreclosed assets and were subsequently sold. The higher level of reserves at December 31, 2002, reflects the increase in total loans outstanding during 2002. As the amount of commercial loans in the portfolio increases an overall higher level of reserves will be required.

In addition to the continuing internal assessment of the loan portfolio, our loan portfolio is also subject to examination by the OTS.

During  2002,  our total  non-accrual  loans  increased  by  approximately  $2.0 million.

Allowance for Losses on Loans

When establishing our allowance for loan losses, a number of factors are considered. For loan loss purposes, the loan portfolio is segregated into the following broad segments: residential real estate loans serviced by the Bank; residential real estate loans serviced by other servicers; residential real estate loans to foreign borrowers; and commercial business loans and other loans. A general allowance for losses is then provided for each of the aforementioned categories, which consists of two components. General loss percentages are calculated based upon historical analyses. A supplemental portion of the allowance is calculated for inherent losses which probably exist as of the evaluation date even though they might not have been identified by the more objective processes used for the portion of the allowance described above. This is due to the risk of error and/or inherent imprecision in the process. This portion of the allowance is particularly subjective and requires judgments based on qualitative factors which do not lend themselves to exact mathematical calculations such as; trends in delinquencies and nonaccruals; migration trends in the portfolio; trends in volume, terms, and portfolio mix; new credit products and/or changes in the geographic distribution of those products; changes in lending policies and procedures; loan review reports on the efficacy of the risk identification process; changes in the outlook for local, regional and national economic conditions; concentrations of credit; and peer group comparisons.

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

The following table sets forth information with respect to our allowance for loan losses during the periods indicated. The allowances shown in the table below should not be interpreted as an indication that charge-offs in future periods will occur in these amounts or proportions or that the allowance indicates future charge-off amounts or trends ($ in thousands).

                                                                                         At December 31,
                                                                 -----------------------------------------------------------------
                                                                   2002           2001          2000          1999         1998
                                                                   ----           ----          ----          ----         ----

Average loans outstanding, net of LIP                            $ 279,934     $ 245,069     $ 214,755     $ 176,152     $ 135,617
                                                                 =========     =========     =========     =========     =========

Allowance at beginning of year                                       1,765         1,634         1,438         1,136         1,111
                                                                 ---------     ---------     ---------     ---------     ---------
Charge-offs:
     Residential real estate loans                                    (173)         (211)         (150)          (36)         (163)
     Construction loans                                                (10)          (27)            -             -             -
     Commercial real estate loans                                        -             -             -            (3)            -
     Commercial loans                                                  (39)         (187)            -             -             -
     Consumer loans                                                    (36)            -             -             -             -
                                                                 ---------     ---------     ---------     ---------     ---------

     Total loans charged-off                                          (258)         (425)         (150)          (39)         (163)

Recoveries                                                             158            16            17            21            23
                                                                 ---------     ---------     ---------     ---------     ---------

Net charge-offs                                                       (100)         (409)         (133)          (18)         (140)
Provision for loan losses                                              445           540           329           320           165
                                                                 ---------     ---------     ---------     ---------     ---------

Allowance at end of year                                         $   2,110     $   1,765     $   1,634     $   1,438     $   1,136
                                                                 =========     =========     =========     =========     =========

Ratio of net charge-offs to average loans outstanding                  .04%          .17%          .06%          .01%          .10%
                                                                 =========     =========     =========     =========     =========
Ratio of allowance to period-end total loans, net of LIP               .69%          .67%          .73%          .77%          .75%
                                                                 =========     =========     =========     =========     =========
Period-end total loans, net of LIP                               $ 307,806     $ 263,632     $ 222,800     $ 186,660     $ 152,068
                                                                 =========     =========     =========     =========     =========

The following table represents information regarding the Company's total allowance for losses, as well as the allocation of such amounts to the various categories of loans (dollars in thousands).

                                                                               At December 31,
                                 --------------------------------------------------------------------------------------------------
                                            2002                2001                2000                1999                1998
                                 --------------------------------------------------------------------------------------------------
                                            % of                % of                % of                % of                % of
                                           Loans to            Loans to            Loans to            Loans to            Loans to
                                            Total               Total               Total               Total               Total
                                 Amount     Loans    Amount     Loans    Amount     Loans    Amount     Loans    Amount     Loans
                                 ------     -----    ------     -----    ------     -----    ------     -----    ------     -----
Residential real estate
   loans                         $1,409      79.2%   $1,097      74.3%   $  723      70.4%   $  713      71.9%   $  502      79.5%
Commercial and commercial
      real estate loans             566      16.6       456      12.9       750      12.7       550      10.7       431       9.5
All other loans                     135       4.2       212      12.8       161      16.9       175      17.4       203      11.0
                                 ------     -----    ------     -----    ------     -----    ------     -----    ------     -----

Total allowance for loan
   losses                        $2,110     100.0%   $1,765     100.0%   $1,634     100.0%   $1,438     100.0%   $1,136     100.0%
                                 ======     =====    ======     =====    ======     =====    ======     =====    ======     =====

Investment Activities

Mortgage-Backed Securities. We purchase mortgage-backed securities, which are guaranteed as to principal and interest by FNMA and FHLMC, agencies of the Federal government. The securities are permissible investments for a savings institution and were acquired primarily for their liquidity, yield, and credit characteristics. Such securities may be used as collateral for borrowings. The mortgage-backed securities that were purchased are backed by either fixed-rate or adjustable- rate mortgage loans. At December 31, 2002, these securities totaled $11.7 million.

Other Investments. We also purchase municipal bonds and corporate equity and debt securities and are required to invest in the FHLB common stock. At December 31, 2002, the Company did not have any securities pledged to the FHLB as collateral under its short-term credit agreement.

The following table sets forth the carrying value of our total investments and liquidity as of the dates indicated (in thousands).

                                                                 At December 31,
                                     -------------------------------------------
                                        2002              2001              2000
                                        ----              ----              ----
Short-term investments:
   Interest-bearing deposits         $14,515           $ 8,608           $ 2,911

Debt securities:
   FHLB note                               -                 -             6,687
   Municipal bonds                       205             2,097                 -
   Corporate debt                      2,164                 -                 -

Mortgage-backed securities            11,725             7,496             1,389

Equity securities:
   FHLB stock                          2,860             3,075             2,525
   Corporate equity                    7,426             4,355                 -
                                     -------           -------           -------

Total investment portfolio           $38,895           $25,631           $13,512
                                     =======           =======           =======

The following table sets forth the remaining maturity and weighted-average yields as of December 31, 2002:


                                             Less than                 More than
                                              One Year                 Ten Years            Total
                                             ---------                 ---------            -----
                                     Carrying                          Carrying          Carrying
                                       Value        Yield      Value     Yield   Value      Yield
                                       -----        -----      -----     -----   -----      -----
                                                              ($ in thousands)
Interest earnings deposits           $ 14,515        1.00%
                                     ========        ====

FHLB stock                              2,860        5.00
                                     ========        ====

Corporate debt security                     -           -     $ 2,164    9.33%  $ 2,164      9.33%
Municipal bonds                             -           -         205    4.63       205      4.63
                                     --------                 -------           -------
Mortgage-backed
   securities                                                                    11,725      4.90
Corporate equity securities                                                       7,426      5.38
                                                                                -------

                                     $     -            -%    $ 2,369    8.92%  $21,520      5.51%
                                     ========        ====     =======    ====   =======      ====

Impact of Interest Rates on the Investment Portfolio. During early 2001 interest rates decreased as the Federal Reserve began to decrease short term interest rates. As interest rates began to decrease and loan demand began to slow as a result of the slowing national economy, we purchased mortgage-backed securities, municipal bonds, and corporate preferred stock as an alternative to loans. As interest rates continued to decline in late 2001, we sold the FHLB note we owned at a profit. All investments in our investment portfolio are classified as available-for-sale. At December 31, 2002, the Company had unrealized pre-tax gains of $24,000, as compared to unrealized pretax losses of $214,000 at December 31, 2001.

As a condition of our membership in the Federal Home Loan Bank of Atlanta we are required to own the FHLB stock. The other investments in the portfolio, with the exception of the corporate equity securities, are eligible for inclusion in our liquidity base in meeting our regulatory liquidity requirement.

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

Deposits have generally been obtained from residents in our primary market area and, to a lesser extent, nationwide, via brokers and a computer network. The principal methods used to attract "in market" deposit accounts have included offering a wide variety of services and accounts, competitive interest rates and convenient office locations, including access to automated teller machines ("ATMs") and Internet Banking. We currently operate four ATM's and our customers also have access to the Star(c) (previously Honor) and other shared ATM networks. We also offer customers Internet Banking with access to their accounts, funds transfer, and bill paying. On occasion we utilize brokered deposits and also some negotiated- rate certificates of deposit less than

$100,000 acquired through the internet, which electronically allows us to display our rates on certificates to individual investors nationwide. Our personnel then deal directly with investors who telephone or write for information concerning certificates of deposit.

The following table shows the distribution of, and certain other information relating to, our deposits by type as of the dates indicated ($ in thousands).

                                                                                                 At December 31,
                                                                                --------------------------------
                                                            2002                   2001                  2000
                                                            ----                   ----                  ----

                                                         Percent of            Percent of             Percent of
                                             Amount       Deposits    Amount    Deposits    Amount     Deposits
                                             ------       --------    ------    --------    ------     --------
Noninterest-bearing checking
   accounts                                $    6,112        2.2%   $   5,135       2.3%  $   2,677       1.5%
Interest-bearing checking accounts             12,094        4.3        1,348       0.6       3,108       1.7
Money-market accounts                          68,893       24.7       32,368      14.4      14,479       8.0
Savings accounts                                9,319        3.4        1,923       0.8       2,032       1.1
                                           ----------      -----    ---------     -----   ---------     -----

   Subtotal                                    96,418       34.6       40,774      18.1      22,296      12.3
                                           ----------      -----    ---------     -----   ---------     -----

Time deposits:
   1.00% to 1.99%                              25,963        9.3%           -         -           -         -
   2.00% to 2.99%                              54,144       19.4       26,283      11.7           -         -
   3.00% to 3.99%                              52,840       19.0       33,585      14.9           -         -
   4.00% to 4.99%                              29,319       10.5       69,515      30.8       4,671       2.6
   5.00% to 5.99%                              16,892        6.1       31,206      13.8      10,894       6.0
   6.00% to 6.99%                               2,355        0.9       22,669      10.1     119,891      65.9
   7.00% to 7.99%                                 600        0.2        1,368       0.6      24,084      13.2
                                           ----------      -----    ---------     -----   ---------     -----

   Total time deposits                        182,113       65.4      184,626      81.9     159,540      87.7
                                           ----------      -----    ---------     -----   ---------     -----

   Total deposits                          $  278,531      100.0%   $ 225,400     100.0%  $ 181,836     100.0%
                                           ==========      =====    =========     =====   =========     =====

The following table shows the average amount of and the average rate paid on each of the following categories during the periods indicated ($ in thousands).

                                                                   Year Ended December 31,
                                                     2002                  2001                   2000
                                           ------------------------------------------------------------------
                                             Average      Average    Average   Average     Average    Average
                                             Balance       Rate      Balance    Rate       Balance     Rate

Noninterest bearing checking accounts      $   5,837          -%   $   5,230        -%   $   2,787         -%
Money-market and interest-bearing
   checking accounts                          56,066       2.87       22,880     3.60       16,038      3.77
Savings                                        7,621       1.82        1,269     4.33        2,186      4.16
Time deposits                                176,721       3.83      166,453     5.76      146,858      6.06
                                             -------       ----      -------     ----      -------      ----

Total deposits                             $ 246,245       3.46%   $ 195,832     5.35%   $ 167,869      5.72%
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

We periodically review the rates offered by other deposit institutions in our market area and make adjustments to the rates we offer to be competitive with such institutions. Our deposits increased to $278.5 million at December 31, 2002, from $225.4 million at December 31, 2001.

The following table sets forth jumbo certificates of $100,000 and over at December 31, 2002, maturing as follows (in thousands):

                                                                     Amount
                                                                     ------

       Due three months or less                                    $    658
       Due over three months to six months                            2,873
       Due over six months to one year                               15,776
       Due over one year                                             70,298
                                                                    -------

                                                                   $ 89,605

Borrowings. The Company is permitted to obtain advances from the FHLB of Atlanta, upon the security of the capital stock of the FHLB of Atlanta that we own and certain of our home mortgage loans and other assets (principally, securities which are obligations of, or guaranteed by, the U.S. government or agencies thereof), provided certain standards related to creditworthiness have been met. Such advances may be made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities, and the FHLB prescribes the acceptable uses to which the advances pursuant to each program may be made as well as limitations on the size of such advances. Depending on the program, such limitations are based either on a fixed percentage of our regulatory capital, our liability for shares and deposits, or on the FHLB's assessment of our creditworthiness. The FHLB is required to review its credit limitations and standards at least once every six months. Prepayment of FHLB advances would incur prepayment penalties. At December 31, 2002, we had $54.2 million in borrowings outstanding.

A summary of advances from the Federal Home Loan Bank of Atlanta are as follows ($ in thousands):


       Maturing During                                       At December 31,
       the Year Ending            Interest              ------------------------
       December 31,                 Rate                2002      2001     2000
       ------------                 ----                ----      ----     ----

             2001                   5.96%             $     -        -     5,000
             2001                   6.48                    -        -     5,000
             2001                   6.70                    -        -     5,000
             2001                   7.11                    -        -    10,000
             2001                   6.35*                   -        -     1,500
             2002                   2.56*                   -    5,000         -
             2002                   5.95                    -    5,000     5,000
             2002                   6.39                    -    5,000     5,000
             2002                   5.45                    -    5,000         -
             2003                   6.39                5,000    5,000     5,000
             2003                   1.30*              17,000        -         -
             2007                   5.22                2,200        -         -
             2007                   1.26**              5,000        -         -
             2011                   3.73***            25,000   25,000         -
                                                       ------   ------    ------

                                                      $54,200   50,000    41,500
                                                      =======   ======    ======

    *  Daily advance - rate adjusts daily.
   **  FHLB has the option to call every three months.
   *** FHLB has a one-time call option in December 2004.

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

Other Borrowings. During 2000, the Company entered into a line of credit agreement with a commercial bank that permits the Company to borrow up to $6,000,000. The line of credit bears interest at the prime lending rate plus 50 basis points (4.75% at December 31, 2002) and is secured by all the Bank's common stock. Borrowings under the line of credit agreement mature five years after the date of the borrowing. At December 31, 2002, 2001 and 2000, the outstanding balances under the line of credit agreement were approximately $915,000, $2,115,000 and $2,015,000, respectively. Total interest expense for the years ended December 31, 2002, 2001 and 2000, was approximately $84,000, $187,000 and $144,000, respectively.

The following table sets forth certain information relating to the Bank's borrowings at the dates indicated:

                                                                                                     At or For the Year
                                                                                                     Ended December 31,
                                                                                         2002              2001               2000
                                                                                         ----              ----               ----
                                                                                                      ($ in thousands)
FHLB advances:
     Average balance outstanding                                                       $ 48,214          $  48,300          $44,400
                                                                                       ========          =========          =======
     Maximum amount outstanding at any month end during the year                       $ 54,200          $  56,000          $49,500
                                                                                       ========          =========          =======
     Balance outstanding at end of year                                                $ 54,200          $  50,000          $41,500
                                                                                       ========          =========          =======
     Weighted average interest rate during the year                                        4.91%              5.13%            6.39%
                                                                                       ========          =========          =======
     Weighted average interest rate at end of year                                         3.05%              4.54%            6.51%
                                                                                       ========          =========          =======

Other borrowings:
     Average balance outstanding                                                       $  1,688          $   2,046          $ 1,485
                                                                                       ========          =========          =======
     Maximum amount outstanding at any month end during the year                       $  3,415          $   2,115          $ 2,015
                                                                                       ========          =========          =======
     Balance outstanding at end of year                                                $    915          $   2,115          $ 2,015
                                                                                       ========          =========          =======
     Weighted average interest rate during the year                                        4.98%              7.49%            9.70%
                                                                                       ========          =========          =======
     Weighted average interest rate at end of year                                         4.75%              5.25%           10.00%
                                                                                       ========          =========          =======

Total borrowings:
     Average balance outstanding                                                       $ 49,902          $  50,346          $45,885
                                                                                       ========          =========          =======
     Maximum amount outstanding at any month end during the year                       $ 57,615          $  58,115          $51,515
                                                                                       ========          =========          =======
     Balance outstanding at end of year                                                $ 55,115          $  52,115          $43,515
                                                                                       ========          =========          =======
     Weighted average interest rate during the year                                        4.91%              5.56%            6.50%
                                                                                       ========          =========          =======
     Weighted average interest rate at end of year                                         3.07%              4.57%            6.67%
                                                                                       ========          =========          =======

Expansion Plans

On February 4, 2002, the Sanford branch office, which originally opened in October 1998, relocated to a new 3,000 square- foot facility with three drive-up lanes and a fourth lane which has a drive-up ATM. The new location is next to the building where the branch originally opened and provides our customers with easier access and extended hours.

On December 23, 2002 the Casselberry branch office opened in a new 3,000 square foot facility with two drive-up lanes and a third lane which has a drive-up ATM. The office is located on Semoran Boulevard (State Road 436) which is a main thorough-fare in Seminole and Orange Counties.

The Company has located three sites in Volusia County for new branches that will open in 2003. All three sites are owned or under contract for purchase by the Company. The proposed Orange City and Deltona offices are located along the I-4 corridor north of Orlando and the proposed Port Orange office is located 6 miles south of Daytona Beach, Florida.

At present we are in the process of identifying additional branch sites in our primary market area that would open in 2003 or after.

Employees

At December 31, 2002, Federal Trust had no full-time employees, while the Bank and its subsidiary had a total of 67 full-time employees. Management considers relations with its employees to be excellent.

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

Other Subsidiaries

At December 31, 2002, Federal Trust had no subsidiaries other than the Bank. The total equity investment at December 31, 2002 was $24.6 million.

Bank Subsidiaries

There are no limits on the amount a savings institution may invest in its operating subsidiaries, either separately or in the aggregate. The Bank has one operating subsidiary, FTB Financial, Inc. ("FTBF"). FTBF, which commenced operations in 1996, engages in the business of selling insurance annuities, stocks and bond products. FTBF had minimal operations in 2002, 2001 and 2000. The Bank's other subsidiary, Vantage Mortgage Service Center, Inc. ("Vantage") commenced operations on June 1, 1999. Vantage originated residential mortgages (FHA and VA) in the Gainesville, Florida market. Vantage ceased operations during March 2001 and dissolved in September 2001. At December 31, 2002, the Bank's investment in FTBF was $28,000.

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

Transactions with Affiliates. The authority of Federal Trust to engage in transactions with related parties or "affiliates" or to make loans to certain insiders, is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA") and Regulation W, adopted thereunder. Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of transactions with all affiliates to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in the FRA and the purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and circumstances, including credit standards, that are substantially the same or at least as favorable to the savings institution as those prevailing at the time for comparable transactions with a non-related party or non-affiliated holding company. In the absence of comparable transactions, such transactions may only occur under terms and circumstances, including credit standards, that in good faith would be offered to or would apply to non-related parties or non-affiliated companies. Regulation W contains certain exceptions for transactions involving industry credit, loan participations and derivative transactions. Notwithstanding Sections 23A and 23B, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies under
Section 4(c) of the Bank Holding Company Act of 1956. Further, no savings institution may purchase the securities of any affiliate other than a subsidiary.

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

Payment of Dividends. To date, the principal source of cash flow of Federal Trust, including cash flow to pay cash dividends, has been dividends from the Bank. There are statutory and regulatory limitations on the payment of dividends by the Bank. The ability of the Bank to pay a dividend to Federal Trust is governed by the OTS's capital distribution regulation. Under the regulation, the Bank may make a capital distribution without the approval of the OTS, provided the OTS is notified 30 days before declaration of the capital distribution. The Bank must also meet the following requirements: (i) it has a regulatory rating in one of the two top examination categories; (ii) it is not of supervisory concern, and will remain adequately or well-capitalized, as defined in the OTS prompt corrective action regulations, following the proposed distribution; and
(iii) the distribution does not exceed our net income for the calendar year-to-date plus retained net income for the previous two calendar years (less any dividends previously paid). If the Bank does not meet the above-stated requirements, it must obtain the prior approval of the OTS before declaring any proposed distributions. The OTS can prohibit a proposed capital distribution by a savings institution, which would otherwise be permitted by the regulation if the OTS determines that such distribution would constitute an unsafe or unsound practice. Federal Trust did not pay a dividend in 2002, but has paid a $.01 per share dividend in 2003.

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

Similarly, Form 10-QSB must contain information concerning Federal Trust on a quarterly basis. Although Form 10-KSB requires the inclusion of audited financial statements, unaudited statements are sufficient for inclusion on Form 10-QSB Additionally, any significant non-recurring events that occur during the subject quarter, as well as changes in securities, any defaults and the submissions of any matters to a vote of security holders, must also be reported on Form 10-QSB.

Recently, the National Association of Securities Dealers adopted a rule requiring the audit committees of Boards of Directors of reporting corporations, such as Federal Trust, to undertake certain organizational and operational steps. The Securities and Exchange Commission also adopted a similar rule. These standards require our audit committee to be comprised of a majority of independent, non-employee directors who are financially literate. Furthermore, the audit committee has adopted a formal charter defining the scope for its operations. The Securities and Exchange Commission's rule also requires our auditors to review the financial statements contained in our Form 10-QSB's, in addition to our Form 10-KSBs.

The Sarbanes-Oxley Act of 2002 increases the responsibility of the audit committee and imposes significant corporate governance standards on public companies, such as Federal Trust. Included in these standards are that our senior officers certify that our financial statements meet certain standards of completeness and accuracy, that we adopt an ethics policy and that our auditors meet stringent standards of independence.

Regulation of the Bank

Capital Requirements. Both OTS and FDIC have promulgated regulations setting forth capital requirements applicable to depository institutions. The OTS capital regulations require savings institutions to meet three capital standards: (i) a 1.5% tangible capital ratio (defined as the ratio of tangible capital to adjusted total assets); (ii) a 3% leverage (core capital) ratio (defined as the ratio of core capital to adjusted total assets); and (iii) an 8% risk-based capital standard as defined below. On April 1, 1999, the OTS amended its capital regulation, raising the required leverage (core capital) ratio from 3% to 4%. The Bank's tangible capital, core capital, and risk-based capital ratios at December 31, 2002 were 6.70%, 10.78%, and 11.69%, respectively.

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

The OTS incorporated an interest-rate component as part of the calculation of a savings institution's regulatory capital. Savings institutions with "above normal" interest-rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest-rate risk is measured by the decline in the net portfolio value of its assets (i.e. the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates (whichever results in a lower net portfolio value) divided by the estimated economic value of the savings institution's assets, as calculated in accordance with guidelines set forth by the OTS. A savings institution whose measured interest-rate risk exposure exceeds 2% must deduct an interest-rate component in calculating its total capital under the risk-based capital rule. The interest-rate risk component is an amount equal to one-half of the difference between the savings institution's measured interest-rate risk and 2%, multiplied by the estimated economic value of the savings institution's assets. That dollar amount is deducted from the savings institution's total capital in calculating compliance with its risk-based capital requirement. The interest rate-risk rule includes an assessment of exposure to declines in the economic value of a savings institution's capital due to changes in interest rates. Under the rule, there is a three-quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. Each quarter, the OTS calculates a savings institution's interest-rate risk exposure and advises the savings institution of any interest-rate risk capital component resulting from greater than "normal" exposure. The rule also provides that the Director of the OTS may waive or defer a savings institution's interest-rate risk component on a case by case basis. As of December 31, 2002, the Bank's interest rate-risk exposure, according to OTS calculations, would not have been above the threshold requiring an additional capital component.

At December 31, 2002, the Bank met each of its capital requirements. The following table sets forth the regulatory capital calculations of the Bank at December 31, 2002:

                                          Tier I                     Risk-Based
                                          ------                     ----------
                                        Percent of                   Percent of
                            Amount        Assets         Amount        Assets
                            ------        ------         ------        ------

Regulatory capital         $ 24,465        10.8%        $ 26,523        11.7%
Requirement                   9,074         4.0           18,149         8.0
                           --------       -----         --------       -----

Excess                     $ 15,391         6.8%        $  8,374         3.7%
                           ========       =====         ========       =====

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

The current regular semi-annual SAIF assessments range between 0% - 0.27% of deposits. The Bank's assessment at December 31, 2002 was 3 basis points on deposits.

Qualified Thrift Lender Test ("QTL"). The HOLA requires savings institutions to meet a QTL test. The QTL test, as amended by the FDICIA, requires savings institutions to maintain at least 65% of its "portfolio assets" (as defined by regulation) in qualified thrift investments, primarily residential mortgages and related investments on a monthly basis in nine out of every 12 months.

As of December 31, 2002, the Bank exceeded the QTL test, maintaining 91.9% of its portfolio assets in qualified thrift investments.

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

OTS Assessments. Savings institutions are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment, to be paid on a semiannually basis, is computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the institution's latest quarterly thrift financial report. The Bank paid $107,000 in OTS assessments for the year-ended December 31, 2002.

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

The FHLBs are required to provide funds for the resolution of insolvent savings institutions and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to members. For the year ended December 31, 2002, dividends paid by the FHLB-Atlanta to the Bank amounted $161,000 at yield of 5.0% of the Bank's pre-tax income. Should dividends be reduced, or interest on FHLB advances increased, the consolidated net interest income might also be reduced for the Bank. Furthermore, there can be no assurance that the value of the FHLB-Atlanta stock held by the Bank will not decrease as a result of any new legislation.

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

ITEM 2.  DESCRIPTION OF PROPERTIES

The following table sets forth certain information on the Company's principal offices, net carrying value and the expiration of leases when applicable at December 31, 2002 ($ in thousands):

                                      Net Carrying Value of Real Property
                                      -----------------------------------
                                                                     Lease
                                    Owned             Leased       Expiration
                                    -----             ------       ----------

Sanford Branch Office              $ 1,218               N/A             N/A
404 West First Street
Sanford, Florida 32771

Winter Park Office                     N/A           $   380        12/31/09
655 West Morse Blvd.
Winter Park, Florida 32789

New Smyrna Beach Office                N/A           $    30        08/31/06
761 East Third Avenue
New Smyrna Beach, Florida 32169

Casselberry Office                 $ 1,298               N/A             N/A
487 Semoren Boulevard
Casselberry, Florida  32707

Administrative Offices (1)             N/A           $ 3,831         8/31/16
312 West First Street
Sanford, Florida 32771

Future office locations (2)        $   558               N/A             N/A

Note (1): On October 3, 2001, the Company completed a transaction in which it entered into a 15 year, fixed-rate lease on the office building in Sanford, Florida, which houses the Executive, Administrative and Operations Departments. The lease provides for a fixed annual rental over the 15 year term. In addition, the agreement provides for the purchase of the office building at the end of the lease term for $1, with an option to purchase the building at any time during the 15 year term at a pre-determined amount. The building has a total of 45,247 rentable square feet of which the Company occupies 16,924 square feet. The remaining 28,323 square feet is rented to various non-affiliated tenants.

Note (2): The Company has purchased or has outstanding commitments to purchase land in Port Orange, Orange City and Deltona, Florida.

Note (3): The Company also had net furniture, fixtures, and equipment of approximately $1,042,000.

ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended December 31, 2002, no matters were submitted to a vote of the security holders through a solicitation or otherwise.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCK HOLDER MATTERS

On June 17, 1998, Federal Trust's stock began trading on the NASDAQ Small Cap Market under the symbol "FDTR". As of March 10, 2003, there were 1,182 holders of common stock of the Company, some of which are street name holders. The Company did not pay dividends during 2002 and 2001, but does plan to begin paying dividends in 2003.

On March 10, 2003, the closing sales price of Federal Trust's common stock was $5.04. From December 31, 2001, through December 31, 2002, the range of sale prices was $2.13 to $4.50. At December 31, 2002, the closing sales price of Federal Trust's stock was $4.13.

                              Calendar Year 2002            Calendar Year 2001
                            ------------------------     -----------------------
                             Low $            High $     Low $            High $
                             -----            ------     -----            ------

         First Quarter      $ 3.20              4.37      2.13              2.63
         Second Quarter       3.77              4.50      2.20              2.59
         Third Quarter        3.65              4.45      2.27              2.64
         Fourth Quarter       3.76              4.25      2.27              3.89

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED FINANCIAL  HIGHLIGHTS
($ in thousands, except per share amounts)

AT YEAR END:                                                                         2002                2001                 2000
                                                                                     ----                ----                 ----

Total assets                                                                     $  368,054             306,481             248,938
Loans, net                                                                       $  308,598             264,187             222,895
Securities                                                                       $   21,520              13,948               8,075
Deposits                                                                         $  278,531             225,400             181,836
Equity                                                                           $   25,039              18,531              15,707
Book value per share                                                             $     3.80                3.43                3.17
Shares outstanding                                                                6,591,338           5,409,449           4,947,911
Equity-to-assets ratio                                                                 6.80%               6.05%               6.31%

FOR THE YEAR:

Interest income                                                                  $   19,452              19,950              18,405
Interest expense                                                                 $   10,971              13,272              12,581
Provision for loan losses                                                        $      445                 540                 329
Net interest income after provision for loan losses                              $    8,036               6,138               5,495
Other income                                                                     $    2,400               2,383               2,019
Other expenses                                                                   $    7,339               6,538               5,865
Net earnings                                                                     $    2,059               1,267               1,225
Basic earnings per share                                                         $      .34                 .25                 .25
Diluted earnings per share                                                       $      .34                 .25                 .25
Return on average assets                                                                .63%                .47%                .52%
Return on average equity                                                               9.45%               7.40%               8.02%
Average equity to average assets ratio                                                 6.68%               6.30%               6.44%
Dividend payout ratio                                                                     -                   -                   -

                              RESULTS OF OPERATIONS
Overview

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

As interest rates continued to decline in 2002, the Company's earnings continued to be positively affected as liabilities repriced sooner that assets. In addition, the mix of deposits continued to change with growth in the amount of non-interest bearing deposits and lower costing interest bearing demand deposits. As a result the Company's interest rate spread continued to improve. However, as a result of the lower interest rates the Company continued to experience a higher amount of loans prepaying resulting in a higher writeoff of premiums paid on loans purchased.

During 2002, the Company was able to decrease the amount of its addition to its allowance for loan loss. This was the result of a decrease in the amount of charge-offs and an increase in the amount of loss recoveries during the year. At the end of the year the ratio of the allowance for loan loss to loans outstanding was higher that at the prior year-end. The level of non-performing assets increased in 2002 due to the growth in the loan portfolio and there was also an increase in delinquencies due to the slowing economy. Although management believes that the level of non-performing assets will decrease somewhat in future periods, unforeseen economic conditions and other circumstances beyond the Company's control could result in material additions to the loss allowances in future periods if the level of non-performing assets increases. In addition, the Company has been increasing the amount of commercial loans in its portfolio some of which are insured by the SBA in its efforts to increase the yields earned on loans through the diversification of the loan portfolio, but has continued its concentration on residential mortgage loans, which tend to have a lower risk of loss and, as a result, lower yields. The Company does anticipate additions to the loss allowances in future periods as part of the normal course of business, as the Company's assets, consisting primarily of loans, are continually evaluated and the loss allowances are adjusted to reflect the potential losses in the portfolio on an ongoing basis.

In 2002 the Company increased its profit by over 62% from 2001, as a result of increased net interest income resulting from growth in the Company's asset size, increased non-interest income, offset partially by increased other expenses.

General

Federal Trust was organized in February 1989 for the purpose of becoming the unitary savings and loan holding company of the Bank. During 2002, Federal Trust's corporate headquarters were located in Sanford, Florida. Federal Trust conducts business as a savings and loan holding company, and its principal asset is the capital stock of the Bank. As a savings and loan holding company, Federal Trust has greater flexibility than the Bank to diversify and expand its business activities, either through newly formed subsidiaries or through acquisitions.

Average Balance Sheet

The following table sets forth, for the periods indicated, information regarding: (i) the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost;
(iii) net interest income; (iv) interest rate spread; (v) net interest margin; and (vi) weighted average yields and rates. Average balances are based on average daily balances.

                                                                            For The Year Ended December 31,
                                                           2002                           2001                        2000
                                             ---------------------------------------------------------------------------------------
                                                                 Average                       Average                      Average
                                               Average             Yield/     Average            Yield/    Average            Yield/
                                               Balance   Interest   Cost      Balance  Interest   Cost     Balance  Interest   Cost
                                                                                   ($ in thousands)
Interest-earning assets:
   Loans (1)                                 $ 279,934   $ 18,349   6.55%   $ 245,069  $ 19,235   7.85%  $ 214,755  $ 17,576   8.18%
   Securities                                   16,695        735   4.40        6,997       363   5.19       6,378       398   6.24
   Other interest-earning assets (2)            15,871        368   2.32        6,939       352   5.07       6,374       431   6.76
                                             ---------   --------           ---------  --------          ---------  --------

     Total interest-earning assets             312,500     19,452   6.22      259,005    19,950   7.70     227,507    18,405   8.09
                                                         --------                      --------                     --------

Non-interest earning assets                     13,756                         12,762                        9,487
                                             ---------                      ---------                    ---------

     Total assets                            $ 326,256                      $ 271,767                    $ 236,994
                                             =========                      =========                    =========

Interest-bearing liabilities:
   Non-interest bearing demand deposits          5,837          -      -        5,230         -      -       2,787         -      -
   Interest-bearing demand and money-
     market deposits                            56,066      1,607   2.87       22,880       824   3.60      16,038       604   3.77
   Savings deposits                              7,621        139   1.82        1,269        55   4.33       2,186        91   4.16
   Time deposits                               176,721      6,774   3.83      166,453     9,595   5.76     146,858     8,904   6.06
                                             ---------   --------           ---------  --------          ---------  --------

     Total deposit accounts                    246,245      8,520   3.46      195,832    10,474   5.35     167,869     9,599   5.72

FHLB advances and other borrowings              49,902      2,451   4.91       50,346     2,798   5.56      45,885     2,982   6.50
                                             ---------   --------           ---------  --------          ---------  --------

     Total interest bearing liabilities        296,147     10,971   3.70      246,178    13,272   5.39     213,754    12,581   5.89
                                                         --------                      --------                     --------

Non-interest bearing liabilities                 8.324                          8,470                        7,971
Stockholder's equity                            21,785                         17,120                       15,269
                                             ---------                      ---------                    ---------

     Total liabilities and stockholder's
       equity                                $ 326,256                      $ 271,767                    $ 236,994
                                             =========                      =========                    =========

Net interest/dividend income                             $  8,481                      $  6,678                     $  5,824
                                                         ========                      ========                     ========
Interest rate spread (3)                                            2.52%                         2.31%                        2.20%
                                                                    ====                          ====                         ====
Net interest margin (4)                                             2.71%                         2.58%                        2.56%
                                                                    ====                          ====                         ====
Ratio of average interest-earning assets to
   average interest-bearing liabilities           1.06                           1.05                         1.06
                                                  ====                           ====                         ====


----------

(1)  Includes non-accrual loans.
(2)  Includes interest-earning deposits and FHLB stock.
(3) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4) Net interest margin is net interest income divided by average interest-earning assets.

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

                                                                                        Year Ended December 31,
                                                                                                  2002 vs. 2001
                                                                          Increase (Decrease) Due to Changes in
                                                                          -------------------------------------

                                                                                          Rate/
                                                            Rate          Volume         Volume          Total
                                                            ----          ------         ------          -----
Interest-earning assets:
   Loans                                                  $(3,171)       $ 2,736        $  (451)       $  (886)
   Securities                                                 (55)           503            (76)           372
   Other interest-earning assets                             (191)           453           (246)            16
                                                          -------        -------        -------        -------

     Total                                                 (3,417)         3,692           (773)          (498)

Interest-bearing liabilities:
   Deposit accounts                                        (3,415)         2,062           (601)        (1,954)
   FHLB advances and other borrowings                        (325)           (25)             3           (347)
                                                          -------        -------        -------        -------

     Total                                                 (3,740)         2,037           (598)        (2,301)
                                                          -------        -------        -------        -------

Net change in net interest income before provision for
   loan losses                                            $   323        $ 1,655        $  (175)       $ 1,803
                                                          =======        =======        =======        =======


                                                                                        Year Ended December 31,
                                                                                                  2001 vs. 2000
                                                                          Increase (Decrease) Due to Changes in
                                                                          -------------------------------------
                                                                                          Rate/
                                                            Rate          Volume         Volume         Total
                                                            ----          ------         ------         -----
Interest-earning assets:
   Loans                                                  $  (720)       $ 2,481        $  (102)       $ 1,659
   Securities                                                 (67)            39             (7)           (35)
   Other interest-earning assets                             (107)            38            (10)           (79)
                                                          -------        -------        -------        -------

     Total                                                   (894)         2,558           (119)         1,545

Interest-bearing liabilities:
   Deposit accounts                                          (462)         1,408            (71)           875
   FHLB advances and other borrowings                        (432)           290            (42)          (184)
                                                          -------        -------        -------        -------

     Total                                                   (894)         1,698           (113)           691
                                                          -------        -------        -------        -------

Net change in net interest income before provision for
   loan losses                                              $   -        $   860        $    (6)       $   854
                                                          =======        =======        =======        =======

Liquidity and Capital Resources at December 31, 2002

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

The Company requires funds in the short term to finance ongoing operating expenses, pay liquidating deposits, purchase temporary investments in securities and invest in loans. The Company funds short-term requirements through advances from the FHLB, the sale of temporary investments, deposit growth and loan principal payments. Management has no plans to significantly change long-term funding requirements. The Company requires funds in the long-term to invest in loans for its portfolio, purchase fixed assets and provide for the liquidation of deposits maturing in the future. The Company funds its long-term requirements with proceeds from maturing loans, the sale of loans and the sale of securities.

During the year ended December 31, 2002, the Company obtained funds primarily from sale of loans of $28.7 million; net principal repayment of loans of $36.2 million; proceeds from the increase in deposits of $53.1 million; the proceeds from the sale and repayments of securities of $22.8 million; proceeds from FHLB advances of $4.2 million; and net proceeds from the sale of common stock of $4.0 million. The Company used cash to fund $97.9 million in loan purchases; $16.9 million in loans originated for sale; the purchase of securities for $26.8 million; and the purchase of premises and equipment of $2.7 million. Management believes that in the future, funds will be obtained from the above sources.

At December 31, 2002, loans-in-process, or closed loans scheduled to be funded over a future period of time, totaled $3.2 million. Loans committed, but not closed, totaled $7.0 million, available lines of credit totaled $6.3 million and standby letters of credit totaled $96,000. Funding for these amounts is expected to be provided by the sources described above.

In December 2002, the Bank's average liquidity was 10.37%. The Company expects the Bank's four central Florida offices to generate sufficient deposits to provide liquidity for expected loan originations and other investments. The Asset/Liability Management Committee meets regularly and, in part, reviews liquidity levels to ensure that funds are available as needed.

The Company last declared a dividend to its stockholders on September 30, 1994, which was paid on November 14, 1994. The Board of Directors suspended the payment of dividends for the calendar years 1995 through 2002. Although the Company was profitable during 2002 and 2001, the Board of Directors did not pay dividends, as the earnings were being retained in order to permit the Bank to continue to grow. The Company did announce a $.01 per share dividend payable February 17, 2003 to stockholders of record on February 2, 2003. The continuing payment of dividends will depend on general economic conditions, as well as the Company's overall performance and capital needs.

At December 31, 2002, Federal Trust had $174,000 in cash in its account, which was the portion of the proceeds from the stock offering that were not invested in the Bank. Earnings from this account are used to pay Federal Trust's expenses.

The following table is a reconciliation of the Bank's stockholders' equity calculated in accordance with accounting principles generally accepted in the United States of America (GAAP) to regulatory capital:

                                                                    At December 31, 2002
                                                                    --------------------
                                                                                  Total
                                                                  Tier I        Risk-Based
                                                                  ------        ----------

   Bank's stockholders' equity in accordance with GAAP           $ 24,594        $ 24,594

   Add (deduct):
     Unrealized gain on investments                                   (18)            (18)
     Excess mortgage servicing rights and
                  Excess net deferred tax assets                     (111)           (111)
   General valuation allowances                                         -           2,058
                                                                 --------        --------

   Regulatory capital                                            $ 24,465        $ 26,523
                                                                 ========        ========

At   December 31, 2002, the Company met each of its capital requirements.

Results of Operations

Comparison of the Years Ended December 31, 2002 and 2001

General. The Company had net earnings for 2002 of $2.1 million or $.34 per basic and diluted share compared to net earnings of $1.3 million or $.25 per basic and diluted share for 2001. The improvement in the net earnings in 2002 was due to increases in net interest income, partially offset by an increase in other expenses.

Interest Income. Interest income was $19.5 million in 2002 compared to $20.0 million in 2001. Interest income on loans decreased to $18.3 million in 2002 from $19.2 million in 2001. The decrease in interest income on loans in 2002 was primarily attributable to a decrease in yield earned on loans offset partially by an increase in the average amount of loans outstanding during the year. Interest income on securities increased to $735,000 in 2002 from $363,000 in 2001 as a result of an increase in the average balance of securities held by the Company partially offset by a decrease in yield earned on the securities. Other interest and dividends increased from $352,000 in 2001 to $368,000 during 2002. Management expects the yield earned on the portfolios to fluctuate with general market conditions.

Interest Expense. Interest expense decreased during 2002 to $11.0 million compared to $13.3 million in 2001 primarily due to a decrease in the average cost paid partially offset by an increase in the average amount of deposit accounts and FHLB advances outstanding. Interest expense on deposits decreased by $2.0 million in 2002 as a result of a decrease in average cost paid on deposits partially offset by an increase in the average amount of deposits. Interest expense on these accounts will increase or decrease according to the general level of interest rates. Interest on FHLB advances and other borrowings decreased to $2.5 million in 2002 from $2.8 million in 2001 due to decreases in the average cost paid on the advances and borrowings and in the amount of advances and other borrowings outstanding. Management expects to continue to use FHLB advances and other borrowings when the proceeds can be invested wisely.

Provisions for Loan Losses. A provision for loan losses is generally charged to earnings based upon management's evaluation of the inherent losses in its loan portfolio. The Company's provision for loan losses for 2002 was $445,000 compared to $540,000 in 2001 based on management's evaluation of the loan portfolio. The Company's gross loan portfolio grew by $36.6 million in 2002. Of this amount, $42.5 million were residential mortgage loans. As of December 31, 2002, 79.2% of the Company's gross loan portfolio was residential mortgage loans, which historically have had the lowest risk of loss in the overall portfolio, and as a result have had a lower reserve percentage applied to them based on historical loss percentages.

Gross charge-offs totaled $210,000 in 2002 compared to $425,000 for 2001. Total nonaccrual loans at December 31, 2002 were $5.6 million compared to $3.6 million at December 31, 2001. The amount needed in the allowance for loan losses for nonaccrual loans is based on the particular circumstances of the individual loan, including the type, amount, and value of the collateral, if any, and the overall composition and amount of the performing loans in the portfolio at the time of evaluation, and, as a result, will vary over time.

Other Income. Other income increased slightly to $2.4 million for the year ended December 31, 2002. The increase in 2002 was the result of increased rental income and gains on sales of securities available for sale offset partially by decreased gains on sales of loans held for sale. Rental income increased due to a full year of recognized sub-lease income on agreements entered into during 2001.

Other Expense. Other expense increased to $7.3 million in 2002 from $6.5 million in 2001. The increase was the result of increased salary and employee benefits expense, occupancy expenses and data processing expense, offset partially by decreased professional services expenses. The increase in salary and employee benefits of $637,000 was the result of additions to staff in 2002, due to the growth of the Company and the opening of a new branch, which also caused occupancy expense to increase. In addition, staff was added in the commercial loan department as part of the Company's strategy to increase non-real estate commercial lending. Data processing expense increased as a result of an increase in the number of accounts and the opening of a new branch.

Income Taxes. Income taxes increased from $716,000 (an effective tax rate of 36.1%) in 2001 to $1,038,000 (an effective tax rate of 33.5%) in 2002. The effective tax rate decreased in 2002 due to more tax-exempt income being recognized in 2002.

Comparison of the Years Ended December 31, 2001 and 2000

General. The Company had net earnings for 2001 of $1.3 million or $.25 per basic and diluted share compared to net earnings of $1.2 million or $.25 per basic and diluted share for 2000. The slight improvement in net earnings in 2001 was due to increases in net interest income and other income, partially offset by an increase in other expense.

Interest Income. Interest income was $20.0 million in 2001 compared to $18.4 million in 2000. Interest income on loans increased to $19.2 million in 2001 from $17.6 million in 2000. The increase in interest income on loans in 2001 was primarily attributable to an increase in the average amount of loans outstanding during the year offset partially by a decrease in yield earned on loans. Interest income on securities decreased to $363,000 in 2001 from $398,000 in 2000 as a result of a decrease in the yield earned on the securities partially offset by an increase in the average balance of securities held by the Company. Other interest and dividends decreased from $431,000 in 2000 to $352,000 during 2001 due to a decrease in the yield earned partially offset by an increase in average amount of other interest-earning assets outstanding. Management expects the yield earned on the portfolios to fluctuate with general market conditions.

Interest Expense. Interest expense increased during 2001 to $13.3 million compared to $12.6 million in 2000 primarily due to an increase in the average amount of deposit accounts and FHLB advances outstanding partially offset by a decrease in the average cost paid. Interest expense on deposits increased by $875,000 in 2001 as a result of an increase in the average amount of deposits partially offset by a decrease in the average cost paid on deposits. Interest expense on these accounts will increase or decrease according to the general level of interest rates. Interest on FHLB advances and other borrowings decreased to $2.8 million in 2001 from $3.0 million in 2000 due to a decrease in the average cost paid on the advances and borrowings offset partially by an increase in the amount of advances and other borrowings outstanding. Management expects to continue to use FHLB advances and other borrowings when the proceeds can be invested wisely.

Provisions for Loan Losses. A provision for loan losses is generally charged to earnings based upon management's evaluation of the inherent losses in its loan portfolio. The Company's provision for loan losses for 2001 was $540,000 compared to $329,000 in 2000 based on management's evaluation of the loan portfolio. The Company's gross loan portfolio grew by $41.3 million in 2001. Of this amount, $37.4 million were mortgage loans, the majority of which were residential mortgage loans. As of December 31, 2001, 74.3% of the Company's gross loan portfolio was residential mortgage loans, which historically have had the lowest risk of loss in the overall portfolio, and as a result have had a lower reserve percentage applied to them based on historical loss percentages.

Gross charge-offs totaled $425,000 in 2001 compared to $150,000 for 2000. Total nonaccrual loans at December 31, 2001 were $3.6 million compared to $3.0 million at December 31, 2000. The amount needed in the allowance for loan losses for non-performing loans is based on the particular circumstances of the individual loan, including the type, amount, and value of the collateral, if any, and the overall composition and amount of the performing loans in the portfolio at the time of evaluation, and, as a result, will vary over time.

Other Income. Other income increased to $2.4 million for the year ended December 31, 2001 from $2.0 million in 2000. The increase in 2001 was the result of increased fees and service charges, increased gains on the sale of loans and increased gains on the sale of securities offset partially by decreased other income and a loss on the sale of foreclosed assets. Fees and service charges increased by $123,000 as a result of more deposit accounts at the Company during the year. Gains on the sale of loans increased by $402,000 as a result of the increase in the number of fixed rate mortgage loans originated by the Company which were then sold, as the Company adds adjustable rate mortgage loans to its portfolio and sells fixed rate loans in order to reduce the Company's interest-rate risk. Gains on the sale of securities increased by $170,000. Other income decreased by $359,000 as a result of a reduction in the number of loans originated due primarily to the closure of Vantage Mortgage Service Center in March 2001.

Other Expense. Other expense increased to $6.5 million in 2001 from $5.9 million in 2000. The increase was the result of increased salary and employee benefits expense, increased professional services, increased data processing expense, increased printing and office supplies expense, and an increase in deposit insurance premiums, offset partially by decreased office occupancy and decreased marketing and advertising expenses. The increase in salary and employee benefits of $160,000 was the result of additions to staff in 2001, due to the growth of the Company and the opening of a new branch. In addition, staff was added in the commercial loan department as part of the Company's strategy to increase non-real estate commercial lending. Professional services increased as a result of the growth of the Company and the use of consultants for the evaluation, negotiation and conversion to a new data processing system. Data processing expense increased as a result of an increase in the number of accounts and the opening of a new branch. Printing and office supplies, and other expense increased as a result of the growth of the Company and the opening of a new branch. Deposit insurance premiums increased due to the growth in the Company's deposits.

Income Taxes. Income taxes increased from $424,000 (an effective tax rate of 25.7%) in 2000 to $716,000 (an effective tax rate of 36.1%) in 2001. Income taxes in 2000 included a $148,000 tax benefit from a decrease in the valuation allowance on certain deferred tax assets.

Asset /Liability Management

The Company's profitability, like that of most bank holding companies and financial institutions, is dependent to a large extent upon its net interest income, which is the difference between its interest income on interest-earning assets, such as loans, mortgage-backed securities and investment securities, and its interest expense on interest-bearing liabilities, such as deposits and other borrowings. Financial institutions continue to be affected by general changes in levels of interest rates and other economic factors beyond their control. At December 31, 2002, the Company's one-year interest sensitivity gap (the difference between the amount of interest-earning assets anticipated by the Company to mature or reprice within one year and the amount of interest-bearing liabilities anticipated by the Company to mature or reprice within one year) as a percentage of total assets was a negative 37.5%. Generally, an institution with a positive gap would experience an increase in net interest income in a period of rising interest rates or a decrease in net interest income in a period of declining interest rates. However, certain shortcomings are inherent in the sensitivity analysis presented above. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different manners to changes in market interest rates. Therefore, no assurance can be given that the Company will be able to maintain its net interest-rate spread as market interest rates fluctuate.

The Company monitors its interest-rate risk through the Asset/Liability Committee which meets monthly and reports the results of such monitoring quarterly to the Board of Directors. The Company's policy is to seek to maintain a balance between interest-earning assets and interest-bearing liabilities so that the Company's cumulative one-year gap is within a range established by the Board of Directors and which management believes is conducive to maintaining profitability without incurring undue risk. The Company has increased its investment in adjustable-rate and shorter average life, mortgage-related securities in order to position itself against the consequences of rising interest rates.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2002 that are expected to reprice, based upon certain assumptions and contractual maturities, in each of the future periods shown. Adjustable-rate mortgage-backed securities are scheduled according to their next adjustment date and fixed-rate mortgage-backed securities are scheduled according to their maturity date.


                                              More       More       More        More     More
                                              than       than       than        than     than
                                              Three      Six        One         Three    Five       More
                                  Three       Months     Months     Year        Years    Years      than
                                  Months      to Six     to 12      to 3        to 5     to 10      Ten
                                  or Less     Months     Months     Years       Years    Years      Years     Total
                                                                    ($ in thousands)
Rate-sensitive assets:
   Mortgage loans, net of LIP    $  36,097     16,578     39,157     76,107     89,832     5,451     44,584    307,806
   Commercial and consumer
         loans                       4,117        735        875        653        658       699          -      7,737
   Mortgage-backed securities        4,429          -          -          -          -         -      7,296     11,725
   Debt securities                   2,164          -          -          -          -         -        205      2,369
   Corporate equity securities       7,426          -          -          -          -         -          -      7,426
   Interest-earning deposits        14,515          -          -          -          -         -          -     14,515
   FHLB stock                        2,860          -          -          -          -         -          -      2,860
                                 ---------    -------    -------    -------    -------   -------    -------   --------
       Total interest-earning
         assets                     71,608     17,313     40,032     76,760     90,490     6,150     52,085    354,438
                                 ---------    -------    -------    -------    -------   -------    -------   --------

Rate-sensitive liabilities:
   Deposits:
    Demand, money-market and
       savings accounts             90,306          -          -          -          -         -          -     90,306
    Time deposits                   39,724     55,744     53,331     26,800      6,507         7          -    182,113
   FHLB advances                    22,000          -      5,000     25,000      2,200         -          -     54,200
   Other borrowings                    915          -          -          -          -         -          -        915
                                 ---------    -------    -------    -------    -------   -------    -------   --------

       Total interest-bearing
         liabilities               152,945     55,744     58,331     51,800      8,707         7          -    327,534
                                 ---------    -------    -------    -------    -------   -------    -------   --------

Interest-sensitivity gap         $ (81,337)   (38,431)   (18,299)    24,960     81,783     6,143     52,085     26,904
                                 =========    =======    =======    =======    =======   =======    =======   ========

Cumulative interest-
    sensitivity gap              $ (81,337)  (119,768)  (138,067)  (113,107)   (31,324)  (25,181)    26,904
                                 =========    =======    =======    =======    =======   =======    =======

Cumulative interest-earning
    assets                       $  71,608     88,921    128,953    205,713    296,203   302,353    354,438
                                 =========    =======    =======    =======    =======   =======    =======

Cumulative interest-bearing
    liabilities                  $ 152,945    208,689    267,020    318,820    327,527   327,534    327,534
                                 =========    =======    =======    =======    =======   =======    =======

Cumulative interest-sensitivity
    gap as a percentage of
    total assets                     (22.1)%    (32.5)%    (37.5)%    (30.7)%    (8.5)%     (6.8)%      7.3%
                                      ====       ====       ====       ====       ===        ===        ===

Cumulative interest-earning
    assets as a percentage of
    cumulative interest-bearing
    liabilities                       46.8%      42.6%      48.3%      64.5%      90.4%     92.3%     108.2%
                                      ====       ====       ====       ====       ====      ====      =====

Recent Pronouncements

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness to Others" ("FIN 45"), which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires the Company to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 is not expected to materially affect the consolidated financial statements.

Impact of Inflation and Changing Prices

The financial statements and related data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates.

ITEM 7.  FINANCIAL STATEMENTS.



                                                                     Page Number
                                                                     -----------

Independent Auditors' Report.............................................40

Consolidated Balance Sheets at December 31, 2002 and 2001................41

Consolidated Statements of Earnings for the Years Ended
  December 31, 2002, 2001 and 2000.......................................42

Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 2002, 2001 and 2000........................43-44

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2002, 2001 and 2000....................................45-46

Notes to Consolidated Financial Statements............................47-73

                          Independent Auditors' Report



The Board of Directors
Federal Trust Corporation
Sanford, Florida:

     We have audited the accompanying consolidated balance sheets of Federal Trust Corporation and Subsidiary (the "Company") at December 31, 2002 and 2001 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.



HACKER, JOHNSON & SMITH PA
Orlando, Florida
February 11, 2003

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

                           Consolidated Balance Sheets
                   ($ in thousands, except per share amounts)

                                                                                                               At December 31,
                                                                                                               ---------------
                                                                                                          2002                2001
                                                                                                          ----                ----
    Assets

Cash and due from banks                                                                                $  4,318               2,958
Interest-bearing deposits                                                                                14,515               8,608
                                                                                                       --------             -------

              Cash and cash equivalents                                                                  18,833              11,566

Securities available for sale                                                                            21,520              13,948
Loans, less allowance for loan losses of $2,110 in 2002 and
    $1,765 in 2001                                                                                      308,598             264,187
Accrued interest receivable                                                                               2,186               2,048
Premises and equipment, net                                                                               8,357               5,643
Foreclosed assets                                                                                           858                 714
Federal Home Loan Bank stock, at cost                                                                     2,860               3,075
Mortgage servicing rights, net                                                                            1,325               1,654
Executive supplemental income plan - cash surrender value of
    life insurance policies                                                                               2,974               2,847
Deferred tax asset                                                                                          112                 114
Other assets                                                                                                431                 685
                                                                                                       --------             -------

              Total assets                                                                             $368,054             306,481
                                                                                                       ========             =======

    Liabilities and Stockholders' Equity

Liabilities:
    Noninterest-bearing demand deposits                                                                   6,112               5,135
    Interest-bearing demand deposits                                                                     12,094               1,348
    Money-market deposits                                                                                68,893              32,368
    Savings deposits                                                                                      9,319               1,923
    Time deposits                                                                                       182,113             184,626
                                                                                                       --------             -------

              Total deposits                                                                            278,531             225,400

    Federal Home Loan Bank advances                                                                      54,200              50,000
    Other borrowings                                                                                        915               2,115
    Capital lease obligation                                                                              2,139               2,452
    Accrued interest payable                                                                                449                 320
    Official checks                                                                                       1,778               2,569
    Advance payments by borrowers for taxes and insurance                                                   406                 885
    Other liabilities                                                                                     4,597               4,209
                                                                                                       --------             -------

              Total liabilities                                                                         343,015             287,950
                                                                                                       --------             -------

Commitments and contingencies (Notes 6, 10 and 16)

Stockholders' equity:
    Common stock, $.01 par value, 15,000,000 shares authorized;
         6,591,338 and 5,409,449 shares issued and outstanding in
         2002 and 2001, respectively                                                                         66                  54
    Additional paid-in capital                                                                           21,778              17,492
    Retained earnings                                                                                     3,180               1,121
    Accumulated other comprehensive income (loss)                                                            15                (136)
                                                                                                       --------             -------

              Total stockholders' equity                                                                 25,039              18,531
                                                                                                       --------             -------

              Total liabilities and stockholders' equity                                               $368,054             306,481
                                                                                                       ========             =======

See Accompanying Notes to Consolidated Financial Statements.

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

                       Consolidated Statements of Earnings
                   ($ in thousands, except per share amounts)

                                                                                                    Year Ended December 31,
                                                                                                    -----------------------
                                                                                             2002             2001             2000
                                                                                             ----             ----             ----
Interest income:
    Loans                                                                                  $18,349           19,235           17,576
    Securities                                                                                 735              363              398
    Other interest-earning assets                                                              368              352              431
                                                                                           -------           ------           ------

        Total interest income                                                               19,452           19,950           18,405
                                                                                           -------           ------           ------

Interest expense:
    Deposits                                                                                 8,520           10,474            9,599
    Other borrowings                                                                         2,451            2,798            2,982
                                                                                           -------           ------           ------

        Total interest expense                                                              10,971           13,272           12,581
                                                                                           -------           ------           ------

        Net interest income                                                                  8,481            6,678            5,824

Provision for loan losses                                                                      445              540              329
                                                                                           -------           ------           ------

        Net interest income after provision for loan losses                                  8,036            6,138            5,495
                                                                                           -------           ------           ------

Other income:
    Service charges and fees                                                                   360              388              265
    Net loan servicing income                                                                   97              335              399
    Gain on sale of loans held for sale                                                        449              658              256
    Gain on sale of securities                                                                 229              170                -
    Rental income                                                                              385               92                -
    Other                                                                                      880              740            1,099
                                                                                           -------           ------           ------

        Total other income                                                                   2,400            2,383            2,019
                                                                                           -------           ------           ------

Other expenses:
    Salary and employee benefits                                                             3,948            3,311            3,151
    Occupancy expense                                                                        1,148            1,013            1,091
    Professional services                                                                      401              518              315
    Data processing                                                                            420              312              266
    Other                                                                                    1,422            1,384            1,042
                                                                                           -------           ------           ------

        Total other expenses                                                                 7,339            6,538            5,865
                                                                                           -------           ------           ------

        Earnings before income taxes                                                         3,097            1,983            1,649

Income taxes                                                                                 1,038              716              424
                                                                                           -------           ------           ------

        Net earnings                                                                       $ 2,059            1,267            1,225
                                                                                           =======           ======           ======

Earnings per share:
    Basic                                                                                  $  0.34             0.25             0.25
                                                                                           =======           ======           ======

    Diluted                                                                                $  0.34             0.25             0.25
                                                                                           =======           ======           ======

Weighted-average shares outstanding for (in thousands):
    Basic                                                                                    5,991            5,060            4,948
                                                                                           =======           ======           ======

    Diluted                                                                                  6,003            5,060            4,948
                                                                                           =======           ======           ======

See Accompanying Notes to Consolidated Financial Statements.

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

                 Consolidated Statements of Stockholders' Equity

                  Years Ended December 31, 2002, 2001 and 2000
                                ($ in thousands)


                                                                                                     Accumulated
                                                                                                         Other
                                                                                         Retained       Compre-
                                                     Common Stock         Additional     Earnings       hensive          Total
                                                 -------------------       Paid-In     (Accumulated     Income       Stockholders'
                                                 Shares       Amount       Capital       Deficit)       (Loss)          Equity
                                                 ------       ------       -------       --------       ------          ------

Balance at December 31, 1999                    4,947,911       $ 49        15,944         (1,371)        (267)         14,355
                                                                                                                        ------

Comprehensive income:
     Net earnings                                       -          -             -          1,225            -           1,225

     Other comprehensive income, net of
       tax:
         Amortization of transferred
              unrealized loss on securities
              held to maturity, net of tax
              of $43                                    -          -             -              -           72              72

         Unrealized holding gain on
              securities available for sale
              arising during the year, net
              of taxes of $7                            -          -             -              -           10              10
                                                                                                                        ------

Comprehensive income                                                                                                     1,307
                                                                                                                        ------

Accretion of stock options for stock
     compensation programs                              -          -            44              -            -              44
                                                ---------       ----        ------          -----          ---          ------

Balance at December 31, 2000                    4,947,911         49        15,988           (146)        (185)         15,706
                                                                                                                        ------

Comprehensive income:
     Net earnings                                       -          -             -          1,267            -           1,267

     Other comprehensive income, net of
       tax:
         Amortization of transferred
              unrealized loss on securities
              held to maturity, net of tax
              of $118                                   -          -             -              -          196             196

         Unrealized holding loss on
              securities available for sale
              arising during the year, net
              of taxes of $83                           -          -             -              -         (147)           (147)
                                                                                                                        ------

Comprehensive income                                                                                                     1,316
                                                                                                                        ------

Issuance of common stock, net of
     issuance cost of $35                         461,538          5         1,460              -            -           1,465

Accretion of stock options for stock
     compensation programs                              -          -            44              -            -              44
                                                ---------       ----        ------          -----          ---          ------

Balance at December 31, 2001                    5,409,449       $ 54        17,492          1,121         (136)         18,531
                                                =========       ====        ======          =====         ====          ======

                                                                     (continued)

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

                  Years Ended December 31, 2002, 2001 and 2000
                                ($ in thousands)



                                                                                                      Accumulated
                                                                                                        Other
                                                                                                        Compre-
                                                    Common Stock         Additional                     hensive          Total
                                                 -------------------       Paid-In       Retained       Income       Stockholders'
                                                 Shares       Amount       Capital       Earnings       (Loss)          Equity
                                                 ------       ------       -------       --------       ------          ------

Balance at December 31, 2001                    5,409,449       $ 54        17,492          1,121         (136)         18,531
                                                                                                                        ------

Comprehensive income:
     Net earnings                                       -          -             -          2,059            -           2,059

     Unrealized holding gain on
         securities available for sale
         arising during the year, net
         of taxes of $87                                -          -             -              -          151             151
                                                                                                                        ------

Comprehensive income                                                                                                     2,210
                                                                                                                        ------

Issuance of common stock, net of
     issuance cost of $39                       1,181,889         12         4,259              -            -           4,271

Accretion of stock options for stock
     compensation programs                              -          -            27              -            -              27
                                                ---------       ----        ------          -----          ---          ------

Balance at December 31, 2002                    6,591,338       $ 66        21,778          3,180           15          25,039
                                                =========       ====        ======          =====          ===          ======

See Accompanying Notes to Consolidated Financial Statements.

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                 (In thousands)


                                                                                                         Year Ended December 31,
                                                                                                         -----------------------
                                                                                                     2002         2001         2000
                                                                                                     ----         ----         ----
Cash flows from operating activities:
    Net earnings                                                                                 $  2,059        1,267        1,225
    Adjustments to reconcile net earnings to net cash provided by operating activities:
        Depreciation and amortization                                                                 458          416          438
        Net amortization of premiums and discounts on securities                                      167           30            2
        Amortization of mortgage servicing rights                                                     531          410          198
        Net amortization of loan origination fees, costs, premiums and discounts                    1,158          477           24
        Provision for loan losses                                                                     445          540          329
        Loans originated for resale                                                               (16,926)     (16,973)      (3,260)
        Proceeds from sales of loans held for sale                                                 28,723       34,933       24,854
        Gain on sale of loans held for sale                                                          (449)        (658)        (256)
        (Credit) provision for deferred income taxes                                                  (85)         232           30
        Gain on sale of securities                                                                   (229)        (170)           -
        Loss (gain) on sale of foreclosed assets                                                        4           18          (21)
        Increase in cash surrender value of life insurance policies                                  (127)        (128)        (117)
        Accretion of stock option expense                                                              27           44           44
        Cash provided by (used in) resulting from changes in:
           Accrued interest receivable                                                               (138)        (271)        (380)
           Mortgage servicing rights                                                                 (202)        (511)      (1,185)
           Other assets                                                                               254          999       (1,000)
           Accrued interest payable                                                                   129           80           21
           Official checks                                                                           (791)        (250)        (160)
           Other liabilities                                                                          388          640         (636)
                                                                                                 --------        -----        -----

           Net cash provided by operating activities                                               15,396       21,125       20,150
                                                                                                 --------        -----        -----

Cash flows from investing activities:
    Principal repayments, net of loans originated                                                  36,156      (10,605)     (28,510)
    Purchase of loans                                                                             (97,897)     (53,933)     (29,802)
    Purchase of securities available for sale                                                     (26,800)     (17,748)           -
    Proceeds from principal repayments and sales of securities
        available for sale                                                                         22,838       15,397          548
    Net proceeds from the sale of foreclosed assets                                                   796        1,327          271
    Redemption (purchase) of Federal Home Loan Bank stock                                             215         (550)        (565)
    Purchase of premises and equipment                                                             (2,747)      (1,619)      (1,284)
                                                                                                 --------        -----        -----

           Net cash used in investing activities                                                  (67,439)     (67,731)     (59,342)
                                                                                                 --------        -----        -----

Cash flows from financing activities:
    Net increase in deposits                                                                       53,131       43,563       28,324
    Net increase in Federal Home Loan Bank advances                                                 4,200        8,500        6,300
    Net (decrease) increase in other borrowings                                                    (1,200)         100        2,015
    Principal repayments under capital lease obligation                                              (313)         (48)           -
    Net (decrease) increase in advance payments by borrowers for
        taxes and insurance                                                                          (479)        (367)         445
    Net proceeds from sale of common stock                                                          3,971        1,465            -
                                                                                                 --------        -----        -----

           Net cash provided by financing activities                                               59,310       53,213       37,084
                                                                                                 --------        -----        -----

           Net increase (decrease) in cash and cash equivalents                                     7,267        6,607       (2,108)

Cash and cash equivalents at beginning of year                                                     11,566        4,959        7,067
                                                                                                 --------        -----        -----

Cash and cash equivalents at end of year                                                         $ 18,833       11,566        4,959
                                                                                                 ========       ======        =====

                                                                     (continued)
See Accompanying Notes to Consolidated Financial Statements.

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

                                 (In thousands)


                                                                                                       Year Ended December 31,
                                                                                                       -----------------------
                                                                                                  2002          2001           2000
                                                                                                  ----          ----           ----
Supplemental disclosure of cash flow information:
    Cash paid during the year for:
        Interest                                                                                $10,842        13,192         12,560
                                                                                                =======        ======         ======

        Income taxes                                                                            $   943           335            472
                                                                                                =======        ======         ======

    Noncash transactions:
        Foreclosed assets acquired in settlement of loans                                       $ 1,069         1,773            385
                                                                                                =======        ======         ======

        Loans originated on sales of foreclosed assets                                          $     -           146              -
                                                                                                =======        ======         ======

        Accumulated other comprehensive income (loss), change in
           unrealized loss on securities available for sale, net of tax                         $   151          (147)            10
                                                                                                =======        ======         ======

        Accumulated other comprehensive income (loss), change in
           unrealized loss on securities transferred from available for sale
           to held to maturity, net of tax                                                      $     -           196             72
                                                                                                =======        ======         ======

        Capital lease entered into for bank premises                                            $     -         2,500              -
                                                                                                =======        ======         ======

        Securitization of loans held for sale                                                   $ 3,310         3,300              -
                                                                                                =======        ======         ======

        Transfer of loans in portfolio to loans held for sale                                   $15,550        21,175              -
                                                                                                =======        ======         ======

        Common stock issued in connection with land lease                                       $   300             -              -
                                                                                                =======        ======         ======

        Transfer of foreclosed assets to premises and equipment                                 $   125             -              -
                                                                                                =======        ======         ======


See Accompanying Notes to Consolidated Financial Statements.

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

             At December 31, 2002 and 2001 and for Each of the Years
                in the Three-Year Period Ended December 31, 2002


(1)  Organization and Summary of Significant Accounting Policies
    Organization. Federal Trust Corporation (the "Holding Company"), is the sole shareholder of Federal Trust Bank (the "Bank"). The Holding Company operates as a unitary savings and loan holding company. The Holding Company's business activities primarily include the operation of the Bank. The Bank is chartered as a Federal stock savings bank. The Bank's deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation. The Bank provides a wide range of banking services to individual and corporate customers through its four offices located in Orange, Seminole and Volusia Counties, Florida. FTB Financial, Inc., a wholly-owned subsidiary of the Bank, provides investment services to customers of the Bank. The other wholly-owned subsidiary of the Bank, Vantage Mortgage Service Center, Inc., ("Vantage") operated as a broker for the residential mortgage secondary market. Vantage ceased operations on March 31, 2001 and was dissolved on September 21, 2001.

    Basis  of  Financial  Statement  Presentation.  The  consolidated  financial statements include the accounts of the Holding Company, the Bank and the Bank's subsidiaries (together, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

        The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. The following summarizes the more significant of these policies and practices.

    Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The most significant estimates made by management that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and foreclosed assets. Actual results could differ from these estimates.

    Cashand Cash Equivalents. For the purposes of reporting cash flows, cash and cash equivalents includes cash and due from banks and interest bearing deposits with maturities of three months or less.

        The Bank is required by law or regulation to maintain cash reserves in the form of vault cash or in a noninterest-earning account with the Federal Reserve Bank or in noninterest-earning accounts with other qualified banks. These reserve balances at December 31, 2002 and 2001 were approximately $311,000 and $27,000, respectively.


                                                                     (continued)

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

(1)  Organization and Summary of Significant Accounting Policies, Continued

    Securities. The Company may classify its securities as either trading,  held to maturity or available for sale. Trading securities are held principally for resale and recorded at their fair values. Unrealized gains and losses on trading securities are included immediately in earnings. Held-to-maturity securities are those which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Available-for-sale securities consist of securities not classified as trading securities nor as held-to-maturity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are excluded from earnings and reported in other comprehensive income. Gains and losses on the sale of available-for-sale securities are recorded on the trade date and determined using the specific-identification method. Premiums and discounts on securities available for sale are recognized in interest income using the interest method over the period to maturity.

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

    Loans Held for Sale.  Loans  originated  that are intended to be sold in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to earnings. The Company had approximately $1,801,000 and $909,000 of loans held for sale at December 31, 2002 and 2001, respectively, which are included in loans on the accompanying consolidated balance sheets and the fair value of these loans exceeded book value in the aggregate.


                                                                     (continued)

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

(1)  Organization and Summary of Significant Accounting Policies, Continued

    Loans Held for Sale, Continued. Loan origination fees and direct loan origination costs are deferred until the related loan is sold, at which time the net fees are included in the gain on sale of loans held for sale in the consolidated statements of earnings.

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

    Mortgage Servicing Rights. Mortgage servicing rights are the rights to receive a portion of the interest coupon and fees collected from the mortgagor for performing specified servicing activities when loans are sold, with servicing retained. The total cost of loans originated or acquired is allocated between the mortgage servicing rights and the mortgage loans, without the servicing rights, based on relative fair values.

                                                                     (continued)

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

(1)  Organization and Summary of Significant Accounting Policies, Continued

    Mortgage  Servicing  Rights,   Continued.   Mortgage  servicing  rights  are
        amortized in proportion to and over the period of the estimated net servicing revenue. They are evaluated for impairment by comparing the carrying amount of the servicing rights to their fair value. Fair value is estimated based on the market prices of similar mortgage servicing assets and on discounted future net cash flows considering market prepayment estimates, historical prepayment rates, portfolio characteristics, interest rates and other economic factors. For purposes of measuring impairment, the mortgage servicing rights are stratified by the predominant risk characteristics which include product types of the underlying loans and interest rates of mortgage notes. Impairment, if any, is recognized through a valuation reserve for each impaired stratum and is included in amortization of mortgage servicing rights. At December 31, 2002 and 2001, carrying value approximated fair value and there was no impairment.

    Foreclosed Assets. Assets acquired in the settlement of loans are initially recorded at the lower of cost (principal balance of the former loan plus costs of obtaining title and possession) or estimated fair value at the date of acquisition, establishing a new cost basis. Subsequently, such assets acquired are carried at the lower of cost or fair value less estimated costs to sell. Costs relating to development and improvement of foreclosed assets are capitalized, whereas costs relating to holding the foreclosed assets are charged to earnings.

    Premises and Equipment.  Land is carried at cost. Premises and equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements is computed using the straight-line method over the lesser of the estimated useful lives or the respective lease terms, including renewal options expected to be exercised. Major renovations and betterments of property are capitalized; maintenance, repairs, and minor renovations and betterments are expensed in the period incurred. Upon retirement or other disposition of the assets, the asset cost and related accumulated depreciation or amortization are removed from the accounts, and gains or losses are included in earnings.

    Stock Compensation Plans. Statement of Financial Accounting Standards (SFAS)
        No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148 Accounting for Stock-Based Compensation Transition and Disclosure, (collectively, "SFAS No. 123"), encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Certain stock options issued under the Company's stock option plans have no intrinsic value at the grant date, and under APB No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in APB No. 25 and, as a result, has provided proforma disclosures of net earnings, earnings per share and other disclosures, as if the fair value based method of accounting had been applied (See Note 13).

                                                                     (continued)

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

(1) Organization and Summary of Significant Accounting Policies, Continued Comprehensive Income. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are
        reported  as  a  separate   component  of  the  equity  section  of  the
        consolidated balance sheets, such items, along with net earnings, are components of comprehensive income.

        The components of other comprehensive income and related tax effects are as follows (in thousands):

                                                                                  Year Ended December 31,
                                                                                  -----------------------
                                                                                 2002      2001        2000
                                                                                 ----      ----        ----

        Unrealized holding gains (losses) on securities available for sale      $  467       (60)        17
        Reclassification adjustment for gains realized in earnings                (229)     (170)         -
                                                                                ------      ----       ----

        Unrealized gains (losses)                                                  238      (230)        17

        Income taxes (benefit)                                                      87       (83)         7
                                                                                ------      ----       ----

        Net unrealized gain (loss) before amortization                             151      (147)        10

        Amortization of transferred loss on securities held to
            maturity, net of tax of $83 in 2001 and $43 in 2000                      -       196         72
                                                                                ------      ----       ----

        Net amount                                                              $  151        49         82
                                                                                ------      ----       ----

                                                                     (continued)

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

(1) Organization and Summary of Significant Accounting Policies, Continued Earnings Per Share of Common Stock. The Company follows the provisions of
        Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 provides accounting and reporting standards for calculating earnings per share. Basic earnings per share of common stock has been computed by dividing the net earnings for the year by the weighted-average number of shares outstanding. Diluted earnings per share is computed by dividing net earnings by the weighted-average number of shares outstanding including the dilutive effect of stock options (see Note 13) computed using the treasury stock method. The following table presents the calculation of basic and diluted earnings per share of common stock (in thousands, except per share amounts):

                                                                                  Year Ended December 31,
                                                                               2002           2001          2000

        Weighted-average shares outstanding for basic earnings per share      5,991           5,060         4,948
                                                                            =======           =====         =====

        Basic earnings per share                                            $   .34             .25           .25
                                                                            =======           =====         =====

        Total weighted-average shares outstanding for basic earnings
            per share computation                                             5,991           5,060         4,948

        Additional dilutive shares using the average market value for the period utilizing the treasury stock method regarding
            stock options                                                        12               -             -
                                                                            =======           =====         =====

        Weighted-average shares and equivalents outstanding for diluted
            earnings per share                                                6,003           5,060         4,948
                                                                            =======           =====         =====

        Diluted earnings per share                                          $   .34             .25           .25
                                                                            =======           =====         =====

    Income Taxes. The Holding Company, the Bank and the Bank's subsidiaries file a consolidated income tax return. Income taxes are allocated between the Holding Company, the Bank and the Bank's subsidiaries as though separate income tax returns were filed.

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

    Off-Balance-Sheet Financial Instruments. In the ordinary course of business, the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, unused lines of credit, standby letters of credit and undisbursed construction loans in process. Such financial instruments are recorded in the consolidated financial statements when they are funded.

                                                                     (continued)

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

(1)  Organization and Summary of Significant Accounting Policies, Continued

    Recent Pronouncements. In November 2002, the FASB issued FASB Interpretation
        No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others" ("FIN 45"), which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires the Company to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 is not expected to materially affect the consolidated financial statements.

    Reclassification.   Certain  amounts  in  the  2001  and  2000  consolidated
        financial statements have been reclassified to conform with the 2002 presentation.

(2)  Securities Available for Sale
    All securities have been classified as available for sale by management. The amortized cost and estimated fair values of securities available for sale, are as follows (in thousands):

                                                                                   Gross           Gross
                                                                 Amortized      Unrealized      Unrealized      Fair
                                                                   Cost            Gains          Losses        Value
                                                                   ----            -----          ------        -----
           At December 31, 2002:
               Mortgage-backed securities                        $ 11,639             86              -        11,725
               Municipal bonds                                        205              -              -           205
               Corporate equity securities                          7,445              5            (24)        7,426
               Corporate debt security                              2,207              -            (43)        2,164
                                                                 --------             --            ---        ------

                                                                 $ 21,496             91            (67)       21,520
                                                                 ========             ==            ===        ======

           At December 31, 2001:
               Mortgage-backed securities                           7,569              -            (73)        7,496
               Municipal bonds                                      2,231              -           (134)        2,097
               Corporate equity securities                          4,362             22            (29)        4,355
                                                                 --------             --            ---        ------

                                                                 $ 14,162             22           (236)       13,948
                                                                 ========             ==            ===        ======

    The amortized cost and estimated fair values of securities available for sale at December 31, 2002, by contractual maturity, are below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

                                                        Amortized         Fair
                                                          Cost            Value
                                                          ----            -----

        Due after ten years                            $  2,412           2,369
        Mortgage-backed securities                       11,639          11,725
        Corporate equity securities                       7,445           7,426
                                                       --------          ------

                                                       $ 21,496          21,520
                                                       ========          ======



                                                                     (continued)

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

(2)  Securities Available for Sale, Continued
    There were no sales of securities  during the year ended  December 31, 2000.
        The following summarizes sales of securities for the years ended December 31, 2002 and 2001 (in thousands):

                                                Year Ended December 31,
                                                -----------------------
                                                 2002               2001
                                                 ----               ----

            Proceeds from sales                $ 15,879            15,058
                                               ========            ======

        Gross gains from sales                      256               170
        Gross losses from sales                     (27)                -
                                               --------            ------

        Net gain                               $    229               170
                                               ========            ======

    In March 1996, the Company transferred a security in the amount of $7,000,000 from the available for sale category to the held to maturity category at its then fair value resulting in an unrealized loss of approximately $781,000. The unrealized loss was being amortized over the remaining term of the security. During 2001, the Company sold this security at a gain of approximately $81,000 and the remaining unrealized loss was fully amortized. Due to this sale, the Company will be prohibited from classifying securities as held to maturity for a period of two years.

(3)  Loans
    The components of loans are summarized as follows (in thousands):

                                                                        At December 31,
                                                                        ---------------
                                                                    2002              2001
                                                                    ----              ----
        Mortgage loans:
             Residential                                         $ 246,234           203,729
             Commercial                                             44,766            32,315
             Construction                                           12,258            32,212
                                                                 ---------           -------

                      Total mortgage loans                         303,258           268,256

        Commercial loans                                             6,768             3,078
        Consumer loans                                                 969             3,111
                                                                 ---------           -------

                      Total loans                                  310,995           274,445

        Add (deduct):
             Allowance for loan losses                              (2,110)           (1,765)
             Net premiums, discounts, deferred fees and costs        2,902             2,320
             Undisbursed portion of loans in process                (3,189)          (10,813)
                                                                 ---------           -------

                      Loans, net                                 $ 308,598           264,187
                                                                 =========           =======

                                                                     (continued)

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

(3)  Loans, Continued
    The following is a summary of information regarding nonaccrual and impaired loans (in thousands):

                                                                 At December 31,
                                                                 ---------------
                                                                 2002       2001
                                                                 ----       ----

        Nonaccrual loans                                        $5,579     3,589
                                                                ======     =====

        Accruing loans past due ninety days or more             $    -         -
                                                                ======     =====

        Total recorded investment in impaired loans             $7,572     4,305
                                                                ======     =====

        Recorded investment in impaired loans for which
            there is a related allowance for loan losses        $7,572     4,305
                                                                ======     =====

        Recorded investment in impaired loans for which
            there is no related allowance for loan losses       $    -         -
                                                                ======     =====

        Allowance for loan losses related to impaired loans     $1,144       659
                                                                ======     =====


                                                      Interest
                                                       Income          Average
                                                     Recognized       Recorded
                                                    and Received     Investment
                                                     on Impaired     in Impaired
                                                        Loans           Loans
                                                        -----           -----
        For the Years Ended December 31:
            2002                                       $ 134           4,896
            ====                                       =====           =====

           2001                                        $ 103           3,168
           ====                                        =====           =====

           2000                                        $  90           2,503
           ====                                        =====           =====

    The activity in the allowance for loan losses is as follows (in thousands):

                                             For  the Year Ended December 31,
                                             --------------------------------
                                             2002          2001          2000

        Balance at beginning of year      $ 1,765         1,634         1,438
        Provision for loan losses             445           540           329
        Charge-offs                          (258)         (425)         (150)
        Recoveries                            158            16            17
                                          -------         -----         -----

             Balance at end of year       $ 2,110         1,765         1,634
                                          =======         =====         =====


                                                                     (continued)

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

(4) Loan Servicing
    Loans serviced  for other  entities  are not  included  in the  accompanying consolidated balance sheets. The unpaid principal balances of these loans were approximately $114.1 million and $139.8 million at December 31, 2002 and 2001, respectively. Loan servicing income, net of amortization of mortgage servicing rights, was approximately $97,000, $335,000 and $399,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

    The Company also owns loans serviced by other entities. These loans totaled approximately $127.7 million and $103.5 million at December 31, 2002 and 2001, respectively.

(5) Mortgage Servicing Rights
    An analysis of the activity for mortgage servicing rights for the years ended December 31, 2002, 2001 and 2000, is as follows (in thousands):

        Balance, December 31, 1999                                      $   566
        Additions                                                         1,185
        Amortization                                                       (198)
                                                                        -------

        Balance, December 31, 2000                                        1,553
        Additions                                                           511
        Amortization                                                       (410)
                                                                        -------

        Balance, December 31, 2001                                        1,654
        Additions                                                           202
        Amortization                                                       (531)
                                                                        -------

        Balance, December 31, 2002                                      $ 1,325
                                                                        =======


(6) Premises and Equipment
    Premises and equipment consisted of the following (in thousands):

                                                               At December 31,
                                                               ---------------
                                                              2002         2001

        Land                                               $ 1,252          258
        Bank premises under capital lease                    2,500        2,500
        Buildings and improvements                           3,326        1,094
        Leasehold improvements                                 562          562
        Furniture, fixtures and equipment                    2,294        2,067
        Construction in progress                               171          431
                                                            ------        -----

             Total                                          10,105        6,912


        Less accumulated depreciation and amortization      (1,748)      (1,269)
                                                            ------        -----

             Premises and equipment, net                   $ 8,357        5,643
                                                           =======        =====

    Accumulated  depreciation of  approximately  $74,000 and $25,000 at December
        31, 2002 and 2001, respectively related to bank premises under capital lease.

                                                                     (continued)

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

(6) Premises and Equipment, Continued
    During February 2002, the Company entered into a land lease for a branch facility in Casselberry, Florida. As part of the lease, the Company paid cash of $200,000 and issued 83,333 shares of common stock. The Company expended approximately $788,000 in construction costs and the branch opened in December 2002.

    The Company has entered into an agreement to purchase land in Port Orange for approximately $250,000 for a future branch site. Also, at December 31, 2002, the Company is in the process of constructing a new branch in Orange City. The Company expects to expend approximately $900,000 in construction and equipment costs. This branch is expected to open in the third quarter of 2003.

    During  2001,   the  Company   entered  into  a  lease   agreement  for  its
        administrative office building, which qualifies as a capital lease. The lease term for the building is fifteen years with an option to purchase the building for $1 at the end of the term. Future minimum lease payments under this capital lease are as follows (in thousands):

        Year Ending December 31,                                     Amount
        ------------------------                                     ------

            2003                                                    $   439
            2004                                                        439
            2005                                                        439
            2006                                                        439
            2007                                                        439
            Thereafter                                                3,884
                                                                    -------

            Total minimum lease payments                              6,079

            Less: amount representing interest                       (3,940)
                                                                    -------

            Present value of minimum lease payments                 $ 2,139
                                                                    =======

                                                                     (continued)

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

(6) Premises and Equipment, Continued
    The Company also leases two branch offices under operating leases. The terms of these leases are ten and three years and the leases contain escalation clauses. The Company has an option to renew the ten-year lease for two additional ten-year terms and in 2003, the Company renewed the other lease for a three-year term. Rent expense under operating leases was approximately $238,000, $368,000 and $389,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Future minimum payments under these operating leases are as follows (in thousands):

        Year Ending December 31,                                       Amount
        ------------------------                                       ------

             2003                                                    $     249
             2004                                                          258
             2005                                                          268
             2006                                                          272
             2007                                                          262
             Thereafter                                                    573
                                                                     ---------

                                                                     $   1,882
                                                                     =========

    As part of the new capital lease in 2001, the Company leases space to third parties in its administration building. The Company pays a fee to a third party to manage the property. The Company also began subleasing out space at one of its branch offices during 2002. The Company recognized approximately $385,000 and $92,000 in rental income during the years ended December 31, 2002 and 2001, respectively. A schedule of future minimum rents due under these operating sub-leases follows (in thousands):

        Year Ending December 31,                                       Amount
        ------------------------                                       ------

             2003                                                    $    411
             2004                                                         327
             2005                                                         199
             2006                                                          87
             2007                                                          25
                                                                     ---------

                                                                     $  1,049
                                                                     =========

(7)  Deposits
    At December 31, 2002 and 2001, time deposits of $100,000 or more were approximately $89.6 million and $74.5 million, respectively. At December 31, 2002 the scheduled maturities of time deposits were as follows (in thousands):

        Year Ending December 31,                                       Amount

             2003                                                    $ 148,799
             2004                                                       21,213
             2005                                                        5,587
             2006                                                        2,429
             2007 and thereafter                                         4,085
                                                                     ---------

                                                                     $ 182,113
                                                                     =========


                                                                     (continued)

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

(7)  Deposits, Continued
    Interest expense on deposits is as follows (in thousands):

                                                                     Year Ended December 31,
                                                                     -----------------------
                                                                2002           2001           2000

        Interest-bearing demand deposits                     $   113             17             58
        Money-market accounts                                  1,494            807            546
        Savings accounts                                         139             55             91
        Time deposits, net of penalties                        6,774          9,595          8,904
                                                             -------         ------          -----

               Total interest expense on deposits            $ 8,520         10,474          9,599
                                                             =======         ======          =====

(8) Federal Home Loan Bank Advances
    A summary of advances from the Federal Home Loan Bank of Atlanta ("FHLB") are as follows ($ in thousands):


        Maturing During                                   At December 31,
        the Year Ending          Interest                 ---------------
        December 31,               Rate               2002              2001
        ------------               ----               ----              ----

            2002                  2.56%           $      -             5,000
            2002                  5.95                   -             5,000
            2002                  6.39                   -             5,000
            2002                  5.45                   -             5,000
            2003                  6.39               5,000             5,000
            2003                  1.30*             17,000                 -
            2007                  5.22               2,200                 -
            2007                  1.26**             5,000                 -
            2011                  3.73***           25,000            25,000
                                                    ------            ------

                                                  $ 54,200            50,000
                                                  ========            ======

    *      Daily advance - rate adjusts daily.
    **     FHLB has the option to call every three months.
    *** FHLB has a one-time call option in December 2004.

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

                                                                     (continued)

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

(9) Other Borrowings
    During 2000, the Company entered into a line of credit agreement with a commercial bank that permits the Company to borrow up to $6,000,000. The line of credit bears interest at the prime lending rate plus 50 basis points (4.75% at December 31, 2002) and is secured by all the Bank's common stock. Borrowings under the line of credit agreement mature five years after the date of the borrowing. At December 31, 2002 and 2001, the outstanding balances under the line of credit agreement were approximately $915,000 and $2,115,000, respectively. Total interest expense for the years ended December 31, 2002, 2001 and 2000, was approximately $84,000, $187,000 and $144,000, respectively.

(10) Fair Value of Financial Instruments
    The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument or may not necessarily represent the underlying fair value of the Company. The following methods and assumptions were used by the Company in estimating fair values of financial instruments:

    Cash and Cash Equivalents - The carrying amount of cash and cash equivalents represents fair value.

    Securities Available for Sale - The fair value of securities available for sale are based on quoted market prices. If quoted market prices are not available, fair values are based on quoted market values of comparable instruments.

    Federal Home Loan Bank Stock - The stock is not publicly traded and the estimated fair value is based on its redemption value of $100 per share.

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

    Deposits - The fair values disclosed for noninterest-bearing demand, interest-bearing demand, money-market and savings deposits are, by definition, equal to the amount payable on demand at December 31, 2002 and 2001 (that is their carrying amounts). Fair values for time deposits are estimated using the OTS pricing model.

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

                                                                     (continued)

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

(10) Fair Value of Financial Instruments, Continued
    Accrued Interest. - The carrying amounts of accrued interest receivable and accrued interest payable approximates fair value.

    Off-Balance-Sheet Instruments - Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

    The carrying amounts and estimated fair values of the Company's financial instruments, are as follows (in thousands):

                                                                                              At December 31,
                                                                          -----------------------------------
                                                                             2002                        2001
                                                                             ----                        ----
                                                             Carrying        Fair         Carrying       Fair
                                                              Amount         Value         Amount        Value
                                                              ------         -----         ------        -----
        Financial assets:
            Cash and cash equivalents                       $  18,833       18,833          11,566      11,566
            Securities available for sale                      21,520       21,520          13,948      13,948
            Loans, net                                        308,598      318,600         264,187     268,203
            Federal Home Loan Bank stock                        2,860        2,860           3,075       3,075
            Accrued interest receivable                         2,186        2,186           2,048       2,048

        Financial liabilities:
            Deposits                                          278,531      281,755         225,400     227,886
            Federal Home Loan Bank advances                    54,200       54,621          50,000      46,460
            Other borrowings                                      915          915           2,115       2,115
            Accrued interest payable                              449          449             320         320

    The Company has outstanding at any time a significant number of commitments to extend credit. These arrangements are subject to strict credit control assessments and each customer's credit worthiness is evaluated on a case-by-case basis. A summary of commitments at December 31, 2002 is as follows (in thousands):

                                          Contract       Carrying      Estimated
                                           Amount         Amount      Fair Value
                                           ------         ------      ----------

        Unused lines of credit            $ 6,320            -             -
                                          =======         ======      ==========

        Commitment to extend credit       $ 7,010            -             -
                                          =======         ======      ==========

        Standby letters of credit         $    96            -             -
                                          =======         ======      ==========

        Loans in process                  $ 3,189            -             -
                                          =======         ======      ==========

    Because many commitments expire without being funded in whole or part, the contract amounts are not estimates of future cash flows.

                                                                     (continued)

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

(10) Fair Value of Financial Instruments, Continued
    Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the counterparty.

    Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

    Loancommitments written have off-balance-sheet credit risk because only original fees are recognized in the balance sheet until the commitments are fulfilled or expire. Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. The credit risk amounts are equal to the contractual amounts, assuming that the amounts are fully advanced, and that collateral or other security is of no value.

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

(11) Income Taxes
    Allocation of Federal and state income taxes between current and deferred portions is as follows (in thousands):

                                            Current      Deferred         Total
        Year Ended December 31, 2002:
            Federal                        $    955           (73)          882
            State                               168           (12)          156
                                           --------           ---         -----

                   Total                   $  1,123           (85)        1,038
                                           ========           ===         =====

        Year Ended December 31, 2001:
            Federal                             404           207           611
            State                                80            25           105
                                           --------           ---         -----

                   Total                   $    484           232           716
                                           ========           ===         =====

        Year Ended December 31, 2000:
            Federal                             379            69           448
            State                                15           (39)          (24)
                                           --------           ---         -----

                   Total                   $    394            30           424
                                           ========           ===         =====


                                                                     (continued)

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

(11) Income Taxes, Continued
    The effective tax rate was different than the statutory Federal income tax rate. A summary and the reasons for the difference are as follows ($ in thousands):

                                                                                Year Ended December 31,
                                                                                -----------------------
                                                              2002                      2001                       2000
                                                              ----                      ----                       ----
                                                          % of Pretax               % of Pretax                % of Pretax
                                               Amount       Earnings      Amount      Earnings       Amount      Earnings
                                               ------       --------      ------      --------       ------      --------

        Tax provision at statutory rate       $ 1,053         34.0%        $ 674        34.0%         $ 561        34.0%
        Increase (decrease) in tax
           resulting from:
              State income taxes, net of
                federal income tax
                benefit                           103          3.3            70         3.5            (16)        (.9)
              Tax-exempt income                   (78)        (2.5)          (15)        (.8)             -           -
              Officers' life insurance,
                meals and entertainment
                and other permanent
                items                             (40)        (1.3)          (13)        (.6)           (38)       (2.3)
              Decrease in valuation
                allowance                           -            -             -           -           (148)       (8.8)
              Other                                 -            -             -           -             65         3.7
                                              -------         ----         -----        ----          -----        ----

                                              $ 1,038         33.5%        $ 716        36.1%         $ 424        25.7%
                                              =======         ====         =====        ====          =====        ====

    The tax effects of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts which give rise to significant portions of deferred tax assets and liabilities, are as follows (in thousands):

                                                                        At December 31,
                                                                        ---------------
                                                                     2002            2001
                                                                     ----            ----
        Deferred tax assets:
             Allowance for loan losses                              $ 617             458
             Deferred compensation                                    119              89
             Impaired loan interest                                   101              38
             Foreclosed property expenses                              24              11
             Depreciation                                               -              14
             Unrealized loss on securities available for sale           -              78
             Other                                                     42              11
                                                                    -----             ---

                   Total deferred tax assets                          903             699
                                                                    -----             ---

        Deferred tax liabilities:
             Depreciation                                            (323)           -
             Mortgage servicing rights                               (247)           (273)
             Deferred loan fees and costs, net                       (181)           (275)
             FHLB stock                                               (31)            (37)
             Unrealized gain on securities available for sale          (9)           -
                                                                    -----             ---

                   Total deferred tax liabilities                    (791)           (585)
                                                                    -----             ---

                   Net deferred tax assets                          $ 112             114
                                                                    =====             ===

                                                                     (continued)

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

(12) Regulatory Capital
    The Bank is subject to certain restrictions on the amount of dividends that it may declare and distribute to the Holding Company without prior regulatory approval.

    The Bank  is  also  subject  to  various  regulatory  capital   requirements
        administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's and the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

    Quantitative  measures  established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets. Management believes, as of December 31, 2002, that the Bank meets all capital adequacy requirements to which it is subject.

    As of December 31, 2002, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain total risk-based, Tier I risk-based and Tier I leverage percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution' s category. The following table summarizes the capital thresholds for each prompt corrective action capital category. An institution's capital category is based on whether it meets the threshold for all three capital ratios within the category. The Bank's actual capital amounts and percentages are also presented in the table ($ in thousands).

                                                                                                To Be Well Capitalized
                                                                                                            Under Prompt
                                                                          For Capital Adequacy           Corrective Action
                                                              Actual                  Purposes                  Provisions
                                                              ------                  --------                  ----------
                                                  Amount        %         Amount         %            Amount        %
                                                  ------      ------      ------      --------        ------    ----------
        At December 31, 2002:
            Total capital (to risk-
               weighted assets)                 $ 26,523       11.7%    $ 18,149         8.0%       $ 22,686        10.0%
            Tier I capital (to risk
               weighted assets)                   24,465       10.8        9,074         4.0          13,612         6.0
            Tier I capital (to average
               adjusted assets)                   24,465        6.7       14,605         4.0          18,256         5.0

        At December 31, 2001:
            Total capital (to risk-
               weighted assets)                   21,393       11.4       14,998         8.0          18,748        10.0
            Tier I capital (to risk
               weighted assets)                   19,658        8.6        7,499         4.0          11,249         6.0
            Tier I capital (to average
            adjusted assets)                      19,658        5.3       12,129         4.0          15,162         5.0

                                                                     (continued)

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

(13) Stock Option Plans
    The Company has two stock options plans. The Key Employee Stock Compensation
        Program (the "Employee Plan") is authorized to issue up to 325,000 shares as either incentive stock options, compensatory stock options, stock appreciation rights or performance shares. At the 2002 annual meeting of stockholders, the authorized number of shares was increased to 475,000. All awards granted under the Employee Plan have been incentive stock options. These options have ten year lives and vest ratably over various terms up to five years. At December 31, 2002, the Company had 152,554 shares remaining under the Employee Plan available for future grants.

    The Directors' Stock Option Plan (the "Director Plan") is authorized to issue up to 90,000 shares. At the 2002 annual meeting of stockholders, the authorized number of shares was increased to 140,000. All options granted under the Director Plan have ten year lives, vest immediately and are not exercisable for a period of six months after the grant date. At December 31, 2002, the Company had 36,939 shares remaining under the Director Plan available for future grants.

    During 1998,  350,000  options were granted  under both plans at an exercise price less than the then market price. This amount is being expensed over the related vesting periods of options still outstanding. Compensation costs relating to these options was approximately $27,000, $44,000 and $44,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

    A summary of stock option transactions follows ($ in thousands, except per share data):

                                                           Number                      Aggregate
                                                             of         Per Share       Option
                                                           Options     Option Price      Price
                                                           -------     ------------      -----
        Options Granted Under the Employee Plan:
             Outstanding at December 31, 2000              265,000        $ 4.00       $ 1,060
             Options granted                                85,000          4.00           340
             Options forfeited                             (45,000)         4.00          (180)
                                                           -------        ------       -------

             Outstanding at December 31, 2001              305,000          4.00         1,220
             Options granted                                17,446          4.00            70
                                                           -------        ------       -------

             Outstanding at December 31, 2002              322,446        $ 4.00       $ 1,290
                                     === ====              =======        ======       =======

        Options Granted Under the Director Plan:
             Outstanding at December 31, 2001 and 2000      75,000          4.00           300
             Options granted                                28,061          4.00           112
                                                           -------        ------       -------

             Outstanding at December 31, 2002              103,061        $ 4.00       $   412
                                     === ====              =======        ======       =======

    The weighted-average remaining contractual life of options outstanding at December 31, 2002 and 2001 was 6.3 years and 7.2 years, respectively.

                                                                     (continued)

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

(13) Stock Option Plans, Continued
    The options are exercisable as follows:

                                                Number of
        Year Ending December 31,                 Shares           Exercise Price
        ------------------------                 ------           --------------

              Currently exercisable              296,061             $ 4.00
              2003                                64,856               4.00
              2004                                20,856               4.00
              2005                                20,245               4.00
              2006                                20,245               4.00
              2007                                 3,244               4.00
                                                 -------             ------

                                                 425,507             $ 4.00
                                                 =======             ======

    During the years ended December 31, 2002 and 2001, 45,504 and 85,000 options were granted under both plans, respectively. No options were granted under either plan during 2000. SFAS No. 123 requires pro forma fair value disclosures if the intrinsic value method is being utilized. For purposes of pro forma disclosures, the estimated fair value is included in expense in the period vesting occurs. The proforma information has been determined as if the Company had accounted for its stock options under the fair value method of SFAS No. 123. The Company accounts for their stock option plans under the recognition and measurement principles of APB No. 25. No stock-based employee compensation cost is reflected in net earnings, except for those options granted in 1998 as discussed above, as all stock options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the assumptions used in calculating the grant-date fair value and the effect on net earnings and basic and diluted earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation ($ in thousands, except per share amounts):

                                                               Year Ended December 31,
                                                               -----------------------
                                                          2002           2001         2000
                                                          ----           ----         ----
        Assumptions:
             Risk-free rate of return                     4.46%          5.68%         N/A
                                                      ========       ========          ====
             Annualized dividend yield                       -              -          N/A
                                                      ========       ========          ====
             Expected life of options granted         10 years       10 years          N/A
                                                      ========       ========          ====
             Expected stock volatility                      25%            10%         N/A
                                                      ========       ========          ====

                                                                     (continued)

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

(13) Stock Option Plans, Continued

                                                                                  Year Ended December 31,
                                                                                  -----------------------
                                                                             2002           2001          2000
                                                                             ----           ----          ----

        Grant-date fair value of options issued during the year            $   65             86             -
                                                                           ======          =====         =====

        Net earnings, as reported                                          $2,059          1,267         1,225

        Deduct:  Total stock-based employee compensation
             determined under the fair value based method for
             all awards, net of related tax benefit                           (69)           (39)          (20)
                                                                           ------          -----         -----

        Proforma net earnings                                              $1,990          1,228         1,205
                                                                           ======          =====         =====

        Basic earnings per share:
             As reported                                                   $  .34            .25           .25
                                                                           ======          =====         =====

             Proforma                                                      $  .33            .24           .24
                                                                           ======          =====         =====

        Diluted earnings per share:
             As reported                                                   $  .34            .25           .25
                                                                           ======          =====         =====

             Proforma                                                      $  .33            .24           .24
                                                                           ======          =====         =====

(14) Employee Benefit Plans
    The Company  maintains  a  qualified  employee  stock  ownership  plan  (the
        "ESOP"). The ESOP is qualified under Section 4975(e)(7) of the Internal Revenue Code. In addition, the ESOP meets all applicable requirements of the Tax Reform Act of 1986 and is qualified under Section 401 (k) of the Internal Revenue Code. At the discretion of the Board of Directors (the "BOD"), the Company may make a contribution to the ESOP of up to 15% of total compensation paid to employees during the year. Employees are 100% vested after five years of service. Forfeited shares, if any, are redistributed to ESOP participants. The ESOP purchases the Company's common stock in the open market. For the years ended December 31, 2002, 2001 and 2000, the Company incurred compensation costs of approximately $238,500, $100,000 and $25,000, respectively related to the ESOP.

    In addition, the Company sponsors an employee savings plan (the "401(k) Plan"), which qualifies as a 401(k) plan under the Internal Revenue Code. Under the 401(k) Plan, employees may contribute up to 15% of their pre-tax compensation. The Company makes matching contributions based on a BOD-approved matching schedule. Participants vest immediately in their own contributions and after four years of service in matching contributions made by the Company. One of the options to 401(k) Plan participants is the Company's common stock. The 401(k) Plan Administrator will purchase the Company's common stock in open-market transactions after each pay period for those electing to purchase the Company's stock. 401(k) Plan expenses for the years ended December 31, 2002, 2001 and 2000 were approximately $65,000, $40,000 and $38,000, respectively.

                                                                     (continued)

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

(14) Employee Benefit Plans, Continued
    During 2002, the Company began  sponsoring the Key Employee Stock Bonus Plan
        (the "Bonus Plan"). The Bonus Plan is authorized to acquire and issue up to 2% of the Company's outstanding common stock to non-executive officer employees of the Company. The Company makes BOD-approved contributions to the Bonus Plan. The Bonus Plan then purchases the Company's common stock in open-market transactions and distributes these shares to employees as they are awarded. During 2002, the Company recognized expenses of $36,500 in connection with the Bonus Plan.

(15) Executive Supplemental Income Plan
    The Company has an executive supplemental income plan (the "Plan") to provide supplemental income for two of its current executives after their retirement. The funding of the Plan involved the purchase of five cash surrender value life insurance policies, which totaled $3,180,000. The Plan is structured such that each participant is scheduled to receive specified levels of income after the retirement age of 65 for seventeen years. In the event a participant leaves the employment of the Company before retirement, only the benefits vested through that date would be paid to the employee. The Plan also provides for 100% vesting in the event of a change in Company ownership. The accounting for the Plan is as follows: Monthly, the Company records the mortality cost as a reduction of the asset. Interest for the policies is recorded to the asset and salary continuation expenses are accrued.

    The Company has approximately $316,000 and $236,000 in deferred compensation accrued at December 31, 2002 and 2001, respectively, which is included in other liabilities in the accompanying consolidated balance sheets. The Company recognized net earnings of approximately $82,000, $57,000 and $55,000, consisting of the earnings on bank-owned life insurance policies, net of compensation expenses accrued, in connection with the Plan during 2002, 2001 and 2000, respectively.

(16) Legal Contingencies
    Various legal  claims  also arise from time to time in the normal  course of business which, in the opinion of management of the Company, will not have a material effect on the Company's consolidated financial statements.

(17) Concentration of Credit Risk
    The Company originates real estate, consumer and commercial loans primarily in its Central Florida market area but purchases loans on real estate throughout the United States. Although the Company has a diversified loan portfolio, a substantial portion of its borrowers' ability to honor their contracts is dependent upon the economy of Central Florida. The Company does not have a significant exposure to any individual customer or counterparty.

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

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

(18)  Related Party Transactions

    Loans to directors, officers and major stockholders of the Company and their affiliates, which were made at market rates, were made in the ordinary course of business and did not involve more than normal risk of collectibility or present other unfavorable features. Activity in loans to related parties was as follows (in thousands):

                                                         Year Ended December 31,
                                                         -----------------------
                                                          2002              2001
                                                          ----              ----

        Balance at beginning of year                     $   875               -
        Loans originated                                   1,480             875
        Principal repayments                                (330)              -
                                                         -------             ---

        Balance at end of year                           $ 2,025             875
                                                         =======             ===

    The Company also has a Director who is corporate legal counsel for the Company. During the years ended December 31, 2002 and 2001, the Company paid this related party approximately $183,000 and $65,500 in legal fees, respectively.

(19) Condensed Parent Company Financial Statements
    The condensed financial statements of the Holding Company are presented as follows (in thousands):

                            Condensed Balance Sheets

                                                                         At December 31,
                                                                         ---------------
                                                                     2002              2001
                                                                     ----              ----
        Assets:
             Cash, deposited with subsidiary                       $    174               184
             Investment in subsidiary                                24,594            19,674
             Securities available for sale                              447               432
             Premises and equipment, net                              2,707             2,497
             Other assets                                               265               320
                                                                   --------            ------

                   Total assets                                    $ 28,187            23,107
                                                                   ========            ======


        Liabilities and stockholders' equity:

        Liabilities:
             Other borrowings                                           915             2,115
             Capital lease obligation                                 2,139             2,452
             Other liabilities                                           94                 9
                                                                   --------            ------

                   Total liabilities                                  3,148             4,576
                                                                   --------            ------

        Stockholders' equity                                         25,039            18,531
                                                                   --------            ------

                   Total liabilities and stockholders' equity      $ 28,187            23,107
                                                                   ========            ======


                                                                     (continued)

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

(19) Condensed Parent Company Financial Statements, Continued

                        Condensed Statements of Earnings

                                                                                   For the Year Ended December 31,
                                                                                   -------------------------------
                                                                                  2002           2001         2000
                                                                                  ----           ----         ----

        Revenue:
             Interest and dividend income                                       $    48             36           44
             Other income                                                           518            139          334
                                                                                -------          -----        -----

                   Total income                                                     566            175          378
                                                                                -------          -----        -----

        Expenses:
             Salary and employee benefits                                            66             55           59
             Occupancy expense                                                      360            128          447
             Interest expense                                                       211            249          144
             Other expense                                                          121            224           89
                                                                                -------          -----        -----

                   Total expenses                                                   758            656          739
                                                                                -------          -----        -----


        Loss before income tax benefit and earnings of subsidiary                  (192)          (481)        (361)

                   Income tax benefit                                               (81)          (175)        (244)
                                                                                -------          -----        -----

        Loss before earnings of subsidiary                                         (111)          (306)        (117)

                   Equity in undistributed earnings of subsidiary                 2,170          1,573        1,342
                                                                                -------          -----        -----

        Net earnings                                                            $ 2,059          1,267        1,225
                                                                                =======          =====        =====


                                                                     (continued)

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

(19) Condensed Parent Company Financial Statements, Continued

                       Condensed Statements of Cash Flows

                                                                                   For the Year Ended December 31,
                                                                                   -------------------------------
                                                                                  2002           2001         2000

        Cash flows from operating activities:
             Net earnings                                                       $ 2,059          1,267       1,225
             Adjustments to reconcile net earnings to net cash
               provided by (used in) operating activities:
                 Depreciation                                                        61             25         109
                 Accretion of stock option expense                                   27             44          44
                 Equity in undistributed earnings of subsidiary                  (2,170)        (1,573)     (1,342)
                 Cash provided by (used in) resulting from
                   changes in:
                      Other assets                                                   52          1,001        (443)
                      Other liabilities                                              85             (4)          3
                                                                                -------          -----       -----

                 Net cash provided by (used in) operating activities                114            760        (404)
                                                                                -------          -----       -----

        Cash flows from investing activities:
             Capital infusion in the subsidiary                                  (2,100)        (2,000)     (1,600)
             Loans originated, net of principal repayments                            -              -        (218)
             Repayments of note receivable                                            -              -          25
             Purchase of securities available for sale                                -           (458)          -
             Purchase of premises and equipment                                    (482)           (21)          -
                                                                                -------          -----       -----

                 Net cash used in investing activities                           (2,582)        (2,479)     (1,793)
                                                                                -------          -----       -----

        Cash flows from financing activities:
             Net (decrease) increase in other borrowings                         (1,200)           100       2,015
             Net proceeds from the sale of common stock                           3,971          1,465           -
             Principal repayments under capital lease obligation                   (313)           (48)          -
                                                                                -------          -----       -----

                 Net cash provided by financing activities                        2,458          1,517       2,015
                                                                                -------          -----       -----

                 Net decrease in cash and cash equivalents                          (10)          (202)       (182)

        Cash and cash equivalents at beginning of year                              184            386         568
                                                                                -------          -----       -----

        Cash and cash equivalents at end of year                                $   174            184         386
                                                                                =======            ===         ===

                                                                     (continued)

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

(19) Condensed Parent Company Financial Statements, Continued

                  Condensed Statements of Cash Flows, Continued


                                                                                   For the Year Ended December 31,
                                                                                   -------------------------------
                                                                                  2002           2001         2000
                                                                                  ----           ----         ----

        Supplemental disclosures of noncash transactions:
             Change in investment in subsidiary due to change in
                 accumulated other comprehensive income (loss),
                 unrealized gain (loss) on securities available
                 for sale, net of tax                                             $ 139           (131)          10
                                                                                  =====           ====           ==

             Change in investment in subsidiary due to change in
                 accumulated other comprehensive income (loss),
                 securities transferred from available for sale to
                 held to maturity, net of tax                                     $   -            196           72
                                                                                  =====           ====           ==

             Change in investment in subsidiary due to capital
                 contribution of premises and equipment                           $ 511              -            -
                                                                                  =====           ====           ==

             Change in accumulated other comprehensive income,
                 unrealized gain (loss) on securities available for
                 sale, net of tax                                                 $  12            (16)           -
                                                                                  =====           ====           ==

             Capital lease entered into for Bank premises                         $   -          2,500            -
                                                                                  =====           ====           ==

             Common stock issued in connection with land lease                    $ 300              -            -
                                                                                  =====           ====           ==

                                                                     (continued)

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

(20) Selected Quarterly Financial Data (Unaudited)
    Summarized quarterly financial data follows (in thousands, except for per share amounts):

                                                                        First        Second       Third        Fourth
                                                                        Quarter      Quarter      Quarter      Quarter        Total
                                                                        -------      -------      -------      -------        -----
        Year Ended December 31, 2002:

        Interest income                                                 $ 4,740        4,927        4,818        4,967       19,452
        Interest expense                                                  2,770        2,685        2,800        2,716       10,971
                                                                        -------        -----        -----        -----       ------

             Net interest income                                          1,970        2,242        2,018        2,251        8,481

        Provision for loan losses                                            30          130           30          255          445
                                                                        -------        -----        -----        -----       ------

             Net interest income after provision for loan losses          1,940        2,112        1,988        1,996        8,036

        Other income                                                        640          557          608          595        2,400
        Other expenses                                                   (1,880)      (1,943)      (1,715)      (1,801)      (7,339)
                                                                        -------        -----        -----        -----       ------

             Earnings before income taxes                                   700          726          881          790        3,097

        Income taxes                                                        248          260          322          208        1,038
                                                                        -------        -----        -----        -----       ------

             Net earnings                                               $   452          466          559          582        2,059
                                                                        =======          ===          ===          ===        =====

        Earnings per share, basic and diluted                           $   .08          .08          .09          .09          .34
                                                                        =======          ===          ===          ===        =====

        Year Ended December 31, 2001:

        Interest income                                                   4,941        5,130        4,909        4,970       19,950
        Interest expense                                                  3,566        3,540        3,262        2,904       13,272
                                                                        -------        -----        -----        -----       ------

             Net interest income                                          1,375        1,590        1,647        2,066        6,678

        Provision for loan losses                                           105          185          130          120          540

                                                                        -------        -----        -----        -----       ------
             Net interest income after provision for loan losses          1,270        1,405        1,517        1,946        6,138

        Other income                                                        419          694          472          798        2,383
        Other expenses                                                   (1,549)      (1,645)      (1,372)      (1,972)      (6,538)
                                                                        -------        -----        -----        -----       ------

             Earnings before income taxes                                   140          454          617          772        1,983

        Income taxes                                                         34          176          250          256          716
                                                                        -------        -----        -----        -----       ------

             Net earnings                                               $   106          278          367          516        1,267
                                                                        =======          ===          ===          ===        =====

        Earnings per share, basic and diluted                           $   .02          .06          .07          .10          .25
                                                                        =======          ===          ===          ===        =====

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS.

Not applicable.


                                    PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

Registrant hereby incorporates by reference the sections entitled "Election of one Class I Director" and "Board of Directors Meeting" contained at pages 3 through 6 of the Proxy Statement filed electronically with the Securities and Exchange Commission on or about April 7, 2003.

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

(e)  Security Ownership of Management

Registrant hereby incorporates by reference the sections entitled "Information Concerning Directors" and "1998 Key Employee Incentive stock compensation Program" contained at page 4 and page 12 of the Proxy Statement.

(f)  Changes in Control

Registrant is not aware of any arrangements, including any pledge by any person of its securities, the operation of which may, at a subsequent date, result in a change in control of Registrant.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2002, neither the Registrant nor its subsidiaries have engaged in any reportable transactions, including loans, to Registrant or its subsidiaries', directors, executive officers, their associates and members of the immediate families of such directors and executive officers, except for legal fees paid to a Director who is also corporate legal counsel to the Company. Legal fees paid to this Director totaled approximately $183,000 during 2002.

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

         Exhibit No.       Description of Exhibit
         ----------------------------------------

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
          *****10.1        Amended  Employment  Agreement  By  and Among Federal
                           Trust, the Bank and James V. Suskiewich
          *****10.2        First Amendment to the Amended  Employment  Agreement
                           By  and  Among  Federal Trust,  the Bank and James V.
                           Suskiewich
          *****10.3        Amended  Employment  Agreement  By and  Among Federal
                           Trust, the Bank and Aubrey W. Wright, Jr.
                 21        Subsidiaries
          **** 22.1        Proxy   Statement   for   2002   Annual   Meeting  of
                           Shareholders
               99.1        CEO  Certification  required  under  Section  906  of
                           Sarbanes-Oxley Act of 2002
               99.2        CFO  Certification  required  under  Section  906  of
                           Sarbanes-Oxley Act of 2002

     (b) Reports on form 8-K.  There   were  no   reports   filed  on  Form  8-K
         -------------------   during  the  three-month  period  ended  December
                               31, 2002

ITEM 14. CONTROLS AND PROCEDURES

     (a) Evaluation  of  disclosure   controls  and   procedures.   The  Company
         -------------------------------------------------------
         maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Chief Financial officers of the Company concluded that the Company's disclosure controls and procedures were adequate.

     (b) Changes in internal controls.  The Company made no significant  changes
         ----------------------------
         in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.

                                   SIGNATURES

Pursuant to the requirement of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     March 25, 2003                              FEDERAL TRUST CORPORATION


                                                 By /s/ Aubrey H. Wright
                                                    ----------------------------
                                                       Aubrey H. Wright
                                                       Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ James V. Suskiewich        Chairman of the Board and          March 25, 2003
-----------------------        President
James V. Suskiewich

/s/ A. George Igler.           Director                           March 25, 2003
--------------------
A. George Igler

/s/ Samuel C. Certo            Director                           March 25, 2003
-------------------
Samuel C. Certo

/s/ Kenneth W. Hill            Director                           March 25, 2003
-------------------
Kenneth Hill

/s/ George W. Foster           Director                           March 25, 2003
--------------------
George Foster




Supplemental information to be furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

Registrant intends to mail the 2002 Annual Report and proxy materials to its shareholders on or about April 23, 2003.