Form 10-Q
period 2003-03-31
FEDERAL TRUST CORP
filed 2003-05-13
CIK 842640

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 X     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act
----   of 1934

For the quarterly period ended March 31, 2003

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

                       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, par value $.01 per share                    6,591,338 shares
--------------------------------------             -----------------------------
             (class)                               Outstanding at April 29, 2003



Transitional small business disclosure format (check one)  Yes        No   X
                                                               ------    -------


--------------------------------------------------------------------------------

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

                                      INDEX


PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements                                                                              Page
     Condensed Consolidated Balance Sheets -
       At March 31, 2003 (unaudited) and At December 31, 2002...................................................2

     Condensed Consolidated Statements of Earnings (unaudited)
       Three Months ended March 31, 2003 and 2002...............................................................3

     Condensed Consolidated Statements of Stockholders' Equity (unaudited)
       Three Months ended March 31, 2003 and 2002...............................................................4

     Condensed Consolidated Statements of Cash Flows (unaudited)
       Three Months Ended March 31, 2003 and 2002.............................................................5-6

     Notes to Condensed Consolidated Financial Statements (unaudited)........................................7-12

     Review by Independent Accountants.........................................................................13

     Independent Accountants Report............................................................................14

   Item 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations..............................................................................15-18

   Item 3.  Controls and Procedures............................................................................19

PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings..................................................................................19

   Item 6.  Exhibits and Reports on Form 8-K...................................................................20

SIGNATURES.....................................................................................................21

CERTIFICATIONS..............................................................................................22-23

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets
                (Dollars in thousands, except per share amounts)

                                                                                                                                 At
                                                                                                                        -----------
                                                                                                       March 31,        December 31,
                                                                                                       ---------        ------------
    Assets                                                                                               2003               2002
                                                                                                         ----               ----
                                                                                                                 (Unaudited)

Cash and due from banks                                                                                $  3,463              4,318
Interest-earning deposits                                                                                 7,603             14,515
                                                                                                       --------           --------


              Cash and cash equivalents                                                                  11,066             18,833

Securities available for sale                                                                            37,299             21,520
Loans, less allowance for loan losses of $2,332 in 2003 and
    $2,110 in 2002                                                                                      357,604            308,598
Accrued interest receivable                                                                               2,601              2,186
Premises and equipment, net                                                                               9,177              8,357
Foreclosed assets                                                                                         1,065                858
Federal Home Loan Bank stock, at cost                                                                     4,810              2,860
Mortgage servicing rights, net                                                                            1,252              1,325
Executive supplemental income plan - cash surrender value of
    life insurance policies                                                                               3,005              2,974
Other assets                                                                                                657                543
                                                                                                       --------           --------

              Total assets                                                                             $428,536            368,054
                                                                                                       ========           ========


    Liabilities and Stockholders' Equity

Liabilities:
    Noninterest-bearing demand deposits                                                                   5,813              6,112
    Interest-bearing demand deposits                                                                     15,359             12,094
    Money-market deposits                                                                                74,224             68,893
    Savings deposits                                                                                      9,815              9,319
    Time deposits                                                                                       189,088            182,113
                                                                                                       --------           --------

              Total deposits                                                                            294,299            278,531

    Federal Home Loan Bank advances                                                                      96,200             54,200
    Line of credit                                                                                        4,165                915
    Capital lease obligation                                                                              2,058              2,139
    Accrued interest payable                                                                                577                449
    Official checks                                                                                       1,172              1,778
    Other liabilities                                                                                     4,213              5,003
                                                                                                       --------           --------

              Total liabilities                                                                         402,684            343,015
                                                                                                       --------           --------

Stockholders' equity:
    Common stock                                                                                             66                 66
    Additional paid-in capital                                                                           21,784             21,778
    Retained earnings                                                                                     3,769              3,180
    Accumulated other comprehensive income                                                                  233                 15
                                                                                                       --------           --------

              Total stockholders' equity                                                                 25,852             25,039
                                                                                                       --------           --------

              Total liabilities and stockholders' equity                                               $428,536            368,054
                                                                                                       ========           ========


See Accompanying Notes to Condensed Consolidated Financial Statements.

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

                  Condensed Consolidated Statements of Earnings
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                                                                                 Three Months Ended
                                                                                                                           March 31,
                                                                                                                           ---------
                                                                                                          2003                 2002
                                                                                                          ----                 ----
Interest income:
    Loans                                                                                                $5,129                4,491
    Securities                                                                                              300                  155
    Other                                                                                                    64                   94
                                                                                                         ------               ------

         Total interest income                                                                            5,493                4,740
                                                                                                         ------               ------

Interest expense:
    Deposits                                                                                              2,033                2,178
    Other                                                                                                   739                  592
                                                                                                         ------               ------

         Total interest expense                                                                           2,772                2,770
                                                                                                         ------               ------

         Net interest income                                                                              2,721                1,970

Provision for loan losses                                                                                   220                   30
                                                                                                         ------               ------

         Net interest income after provision for loan losses                                              2,501                1,940
                                                                                                         ------               ------

Other income:
    Service charges and fees                                                                                 54                   93
    Net loan servicing income                                                                                15                   53
    Gain on sale of loans held for sale                                                                     107                  258
    Gain on sale of securities available for sale                                                           195                    -
    Rental income                                                                                           104                   91
    Other                                                                                                   132                  145
                                                                                                         ------               ------

         Total other income                                                                                 607                  640
                                                                                                         ------               ------

Other expenses:
    Salary and employee benefits                                                                          1,093                  959
    Occupancy expense                                                                                       308                  332
    Data processing                                                                                         129                   94
    Professional services                                                                                   102                   70
    Other                                                                                                   506                  425
                                                                                                         ------               ------

         Total other expense                                                                              2,138                1,880
                                                                                                         ------               ------

         Earnings before income taxes                                                                       970                  700

Income taxes                                                                                                316                  248
                                                                                                         ------               ------

         Net earnings                                                                                    $  654                  452
                                                                                                         ======               ======

Earnings per share:
    Basic                                                                                                $  .10                  .08
                                                                                                         ======               ======

    Diluted                                                                                              $  .10                  .08
                                                                                                         ======               ======

Weighted-average shares outstanding for (in thousands):
    Basic                                                                                                 6,591                5,451
                                                                                                         ======               ======

    Diluted                                                                                               6,681                5,451
                                                                                                         ======               ======

Cash dividends per share                                                                                 $  .01                    -
                                                                                                         ======               ======

See Accompanying Notes to Condensed Consolidated Financial Statements.

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

            Condensed Consolidated Statements of Stockholders' Equity

               For the Three Months Ended March 31, 2003 and 2002
                             (Dollars in thousands)


                                                                                                   Accumulated
                                                                                                      Other
                                                                                                     Compre-
                                              Common Stock         Additional                        hensive         Total
                                           -------------------       Paid-In       Retained          Income     Stockholders'
                                            Shares      Amount       Capital        Earnings         (Loss)         Equity
                                            ------      ------       -------        --------         ------         ------
Balance at December 31, 2001              5,409,449      $ 54        17,492            1,121           (136)        18,531
                                                                                                                    ------

Comprehensive income:
    Net earnings (unaudited)                      -         -              -             452              -            452

    Change in unrealized loss on
       securities available for sale,
       net of income taxes of $8
       (unaudited)                                -         -              -               -             22             22
                                                                                                                    ------

Comprehensive income (unaudited)                                                                                       474
                                                                                                                    ------

Accretion of stock options for stock
    compensation programs (unaudited)             -         -              7               -              -              7

Issuance of common stock (unaudited)         83,333         1            299               -              -            300
                                          ---------      ----        -------        --------         ------         ------

Balance at March 31, 2002 (unaudited)     5,492,782      $ 55         17,798           1,573           (114)        19,312
                                          =========      ====        =======        ========         ======         ======


Balance at December 31, 2002              6,591,338      $ 66        21,778            3,180             15         25,039
                                                                                                                    ------

Comprehensive income:
    Net earnings (unaudited)                      -         -              -             654              -            654

    Change in unrealized loss on
       securities available for sale,
       net of income taxes of $131
       (unaudited)                                -         -              -               -            218            218
                                                                                                                    ------

Comprehensive income (unaudited)                                                                                       872
                                                                                                                    ------

Accretion of stock options for stock
    compensation programs (unaudited)             -         -              6              -               -              6

Dividends paid, $.01 per share
    (unaudited)                                   -         -              -             (65)             -            (65)
                                          ---------      ----        -------        --------         ------         ------

Balance at March 31, 2003 (unaudited)     6,591,338      $ 66         21,784           3,769            233         25,852
                                          =========      ====        =======        ========         ======         ======

See Accompanying Notes to Condensed Consolidated Financial Statements.

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                                                                Three Months Ended
                                                                                                                          March 31,
                                                                                                                          ---------
                                                                                                            2003              2002
                                                                                                            ----              ----
Cash flows from operating activities:
    Net earnings                                                                                         $    654               452
    Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization                                                                           127               107
      Net amortization of loan origination fees, costs, premiums and discounts                                334               197
      Net amortization of premiums and discounts on securities                                                 78                65
      Amortization of mortgage servicing rights                                                               121               123
      Provision for loan losses                                                                               220                30
      Accretion of stock option expense                                                                         6                 7
      Increase in cash surrender value of life insurance policies                                             (31)              (32)
      Proceeds from sales of loans held for sale                                                            7,249            15,577
      Loans originated for resale                                                                          (2,459)           (4,658)
      Gain on sale of loans held for sale                                                                    (107)             (258)
      Gain on sale of securities available for sale                                                          (195)                -
      Cash provided by (used in) resulting from changes in:
        Accrued interest receivable                                                                          (415)              (48)
        Other assets                                                                                         (245)              145
        Accrued interest payable                                                                              128               195
        Official checks                                                                                      (606)              660
        Other liabilities                                                                                    (790)              (83)
                                                                                                         --------          --------

           Net cash provided by operating activities                                                        4,069            12,479
                                                                                                         --------          --------

Cash flows from investing activities:
    Purchase of securities available for sale                                                             (19,165)           (4,059)
    Proceeds from principal repayments and sales of securities available for sale                           3,852               524
    Principal repayments, net of loans originated                                                           6,973             1,446
    Purchase of loans                                                                                     (61,471)          (11,255)
    Purchase of premises and equipment                                                                       (947)             (841)
    Purchase of Federal Home Loan Bank stock                                                               (1,950)                -
    Net proceeds from sale of foreclosed assets                                                                 -               143
                                                                                                         --------          --------

           Net cash used in investing activities                                                          (72,708)          (14,042)
                                                                                                         --------          --------

Cash flows from financing activities:
    Net increase in deposits                                                                               15,768             3,892
    Net increase (decrease) in Federal Home Loan Bank advances                                             42,000            (5,000)
    Net increase in line of credit                                                                          3,250               200
    Principal repayments under capital lease obligation                                                       (81)              (77)
    Dividends paid                                                                                            (65)                -
                                                                                                         --------          --------

        Net cash provided by (used in) financing activities                                                60,872              (985)
                                                                                                         --------          --------

Net decrease in cash and cash equivalents                                                                  (7,767)           (2,548)

Cash and cash equivalents at beginning of period                                                           18,833            11,566
                                                                                                         --------          --------

Cash and cash equivalents at end of period                                                               $ 11,066             9,018
                                                                                                         ========          ========

                                                                     (continued)

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

                                   (Unaudited)
                                 (In Thousands)



                                                                                                                 Three Months Ended
                                                                                                                           March 31,
                                                                                                                           ---------
                                                                                                            2003               2002
                                                                                                            ----               ----
Supplemental disclosure of cash flow information- Cash paid during the period for:
      Interest                                                                                           $    2,644           2,575
                                                                                                         ==========           =====

      Income taxes                                                                                       $      410              30
                                                                                                         ==========           =====

Noncash transactions:
    Foreclosed assets acquired in settlement of loans                                                    $      207              61
                                                                                                         ==========           =====

    Accumulated other comprehensive income, change in unrealized gain
      on securities available for sale, net of tax                                                       $      218              22
                                                                                                         ==========           =====

    Common stock issued in connection with capital land lease                                            $        -             300
                                                                                                         ==========           =====

    Transfer of loans in portfolio to loans held for sale                                                $    4,388           9,839
                                                                                                         ==========           =====

    Mortgage servicing rights recognized upon sale of loans held for sale                                $       48              87
                                                                                                         ==========           =====









See Accompanying Notes to Condensed Consolidated Financial Statements.

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

        Notes to Condensed Consolidated Financial Statements (unaudited)


(1) Description of Business and Basis of Presentation
     General. Federal Trust  Corporation  ("Federal Trust") is a unitary savings and loan holding company and sole shareholder of Federal Trust Bank (the "Bank"), a federally-chartered stock savings bank. Federal Trust's primary investment is the ownership of the Bank. The Bank provides a wide range of banking services to individual and corporate customers through its four offices located in Orange, Seminole and Volusia
         Counties, Florida. FTB Financial Services, Inc., a wholly-owned subsidiary of the Bank, provides investment services to customers of the Bank.

     The condensed consolidated financial statements, include the accounts of Federal Trust, the Bank and the Bank's subsidiary (together, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

     In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (principally consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2003, and the results of operations and cash flows for the three-month periods ended March 31, 2003 and 2002. The results of operations for the three-month period ended March 31, 2003, are not necessarily indicative of the results to be expected for the entire year ended December 31, 2003. These statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10 - KSB for the year ended December 31, 2002.

(2)  Loans
     The components of loans are summarized as follows (in thousands):

                                                                                 At March 31,          At December 31,
                                                                                     2003                   2002
                                                                                     ----                   ----
     Mortgage loans:
          Residential (1)                                                         $ 294,143                 246,234
          Commercial                                                                 45,656                  44,766
          Construction                                                                9,509                  12,258
                                                                                  ---------               ---------

                   Total mortgage loans                                             349,308                 303,258

     Commercial loans                                                                 9,084                   6,768
     Consumer loans                                                                   1,055                     969
                                                                                  ---------               ---------

                   Total loans                                                      359,447                 310,995

     Add (deduct):
          Allowance for loan losses                                                  (2,332)                 (2,110)
          Net premiums, discounts, deferred fees and costs                            2,324                   2,902
          Undisbursed portion of loans in process                                    (1,835)                 (3,189)
                                                                                  ---------               ---------

                   Loans, net                                                     $ 357,604                 308,598
                                                                                  =========               =========

----------

(1) Includes $1.5 million and $1.8 million of loans held for sale at March 31, 2003 and December 31, 2002, respectively.

                                                                     (continued)

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

(2)  Loans, Continued

     The following is a summary of information regarding nonaccrual and impaired loans (in thousands):

                                                                                                                                At
                                                                                                                       ------------
                                                                                                       March 31,       December 31,
                                                                                                       ---------       ------------
                                                                                                         2003              2002
                                                                                                         ----              ----

Nonaccrual loans                                                                                       $  4,957            5,579
                                                                                                       ========            =====

Accruing loans past due ninety days or more                                                            $      -                -
                                                                                                       ========            =====

Total recorded investment in impaired loans                                                            $  5,281            7,572
                                                                                                       ========            =====

Recorded investment in impaired loans for which
    there is a related allowance for loan losses                                                       $  5,281            7,572
                                                                                                       ========            =====

Recorded investment in impaired loans for which
    there is no related allowance for loan losses                                                       $     -                -
                                                                                                       ========            =====

Allowance for loan losses related to impaired loans                                                    $    792            1,144
                                                                                                       ========            =====


                                                                                                                 Three Months Ended
                                                                                                                           March 31,
                                                                                                          2003                 2002
                                                                                                          ----                 ----

Interest income recognized and received on impaired loans                                                $    7                   35
                                                                                                         ======               ======

Average recorded investment in impaired loans                                                            $5,459                4,203
                                                                                                         ======               ======

     The activity in the allowance for loan losses is as follows (in thousands):

                                                                                                                 Three Months Ended
                                                                                                                           March 31,
                                                                                                  2003                         2002
                                                                                                  ----                         ----

Balance at beginning of period                                                                  $ 2,110                       1,765
Provision for loan losses                                                                           220                          30
Charge-offs                                                                                         (13)                        (61)
Recoveries                                                                                           15                           5
                                                                                                -------                     -------

Balance at end of period                                                                        $ 2,332                       1,739
                                                                                                =======                     =======

     A provision for loan losses is charged to earnings based upon management's evaluation of the potential losses in its loan portfolio. During the three months ended March 31, 2003, management made a provision of $220,000 based on its evaluation of the loan portfolio, compared to a provision of $30,000 made in the comparable period in 2002. At March 31, 2003, management believes that the allowance is adequate, primarily as a result of the overall quality, and the high percentage of residential single family home loans, in the portfolio.

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

         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets and Tier I capital to average adjusted assets (as defined in the regulations). Management believes, as of March 31, 2003, that the Bank meets all capital adequacy requirements to which it is subject.

         As of March 31, 2003, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain total risk-based, Tier I risk-based and Tier I leverage percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution' s category. The following table summarizes the capital thresholds for each prompt corrective action capital category. An institution's capital category is based on whether it meets the threshold for all three capital ratios within the category. The Bank's actual capital amounts and percentages are also presented in the table ($ in thousands).

                                                                                                    To Be Well Capitalized
                                                                                                           Under Prompt
                                                                         For Capital Adequacy          Corrective Action
                                                  Actual                        Purposes                   Provisions
                                                  ------                        --------                   ----------
                                           Amount            %           Amount            %          Amount            %
                                           ------           ---          ------           ---         ------           ---
At March 31, 2003:
   Total capital (to risk-
        weighted assets)                  $30,357           11.5%       $21,067           8.0%       $26,333           10.0%
   Tier I capital (to risk
        weighted assets)                   28,069           10.7         10,533           4.0         15,800            6.0
   Tier I capital (to average
        adjusted assets)                   28,069            6.6         17,000           4.0         21,251            5.0



                                                                     (continued)

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

(4)  Earnings Per Share of Common Stock
     The Company  follows the provisions of Financial  Accounting  Standards No.
         128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 provides accounting and reporting standards for calculating earnings per share. Basic earnings per share of common stock has been computed by dividing the net earnings for the year by the weighted-average number of shares outstanding. Diluted earnings per share is computed by dividing net earnings by the weighted-average number of shares outstanding including the dilutive effect of stock options computed using the treasury stock method. The following table presents the calculation of basic and diluted earnings per share of common stock (in thousands, except per share amounts):

                                                                                                                Three Months Ended
                                                                                                                          March 31,
                                                                                                           2003               2002
                                                                                                           ----               ----

Weighted-average shares outstanding for basic earnings per share                                          6,591              5,451
                                                                                                          =====              =====

Basic earnings per share                                                                                  $ .10                .08
                                                                                                          =====              =====

Total weighted-average shares outstanding for basic earnings
    per share computation                                                                                 6,591              5,451

Additional dilutive shares using the average market value for the period utilizing the treasury stock method regarding
    stock options                                                                                            90                  -
                                                                                                          -----              -----

Weighted-average shares and equivalents outstanding for diluted
    earnings per share                                                                                    6,681              5,451
                                                                                                          =====              =====

Diluted earnings per share                                                                                $ .10                .08
                                                                                                          =====              =====

                                                                     (continued)

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

(5)  Federal Home Loan Bank Advances

     A summary of advances from the Federal Home Loan Bank of Atlanta ("FHLB") are as follows ($ in thousands):

     Maturing During
     the Year Ending       Interest            At March 31,      At December 31,
     December 31,            Rate                  2003                2002
     ------------            ----                  ----                ----

           2003              6.39               $      -               5,000
           2003              1.30*                     -              17,000
           2003              1.57*                24,000                   -
           2005              2.00                 25,000                   -
           2006              1.24**                5,000                   -
           2006               .75**                5,000                   -
           2007              5.22                  2,200               2,200
           2007              1.26**                5,000               5,000
           2008              1.98***               5,000                   -
           2011              3.73****             25,000              25,000
                                                  ------              -------

                                                $ 96,200              54,200
                                                  ======              ======


     * Daily advance - rate adjusts daily. ** FHLB has the option to call every three months.

     *** FHLB has the option to call every three months beginning in January 2005. *** * FHLB has a one-time call option in December 2004.

     The security agreement with FHLB includes a blanket floating lien requiring the Company to maintain qualifying first mortgage loans as pledged collateral in an amount equal to at least, when discounted at 75% of the unpaid principal balances, 100% of these advances. The FHLB stock is also pledged as collateral for these advances.

(6)  Stock Option Plans
     The Company  has  two  stock  options   plans.   The  Key  Employee   Stock
         Compensation Program (the "Employee Plan") is authorized to issue up to 475,000 shares as either incentive stock options, compensatory stock options, stock appreciation rights or performance shares. All awards granted under the Employee Plan have been incentive stock options. These options have ten year lives and vest ratably over various terms up to five years. At March 31, 2003, the Company had 152,554 shares remaining under the Employee Plan available for future grants.

     The Directors' Stock Option Plan (the "Director Plan") is authorized to issue up to 140,000 shares. All options granted under the Director Plan have ten year lives, vest immediately and are not exercisable for a period of six months after the grant date. At March 31, 2003, the Company had 36,939 shares remaining under the Director Plan available for future grants.

                                                                     (continued)

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

(6)  Stock Option Plans, Continued
     During 1998,  350,000  options were granted under both plans at an exercise price less than the then market price. This amount is being expensed over the related vesting periods of options still outstanding. Compensation costs relating to these options was approximately $6,000 and $7,000 for the three months ended March 31, 2003 and 2002, respectively.

     There were no stock option transactions during the three months ended March 31, 2003 or 2002.

     SFASNo. 123  requires  pro forma fair value  disclosures  if the  intrinsic value method is being utilized to calculate the fair value of options. For purposes of pro forma disclosures, the estimated fair value is included in expense in the period vesting occurs. The proforma information has been determined as if the Company had accounted for its stock options under the fair value method of SFAS No. 123. The Company accounts for their stock option plans under the recognition and measurement principles of APB No. 25. No stock-based employee compensation cost is reflected in net earnings, except for those options granted in 1998 as discussed above, as all stock options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and basic and diluted earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation ($ in thousands, except per share amounts):

                                                                                                            Three Months Ended
                                                                                                                  March 31,
                                                                                                                  ---------
                                                                                                         2003                  2002
                                                                                                         ----                  ----

Net earnings, as reported                                                                               $ 654                   452

Deduct:  Total stock-based employee compensation
     determined under the fair value based method for
     all awards, net of related tax benefit                                                                (5)                  (14)
                                                                                                        -----                ------

Proforma net earnings                                                                                   $ 649                   438
                                                                                                        =====                ======

Basic earnings per share:
     As reported                                                                                        $ .10                   .08
                                                                                                        =====                ======

     Proforma                                                                                           $ .10                   .08
                                                                                                        =====                ======

Diluted earnings per share:
     As reported                                                                                        $ .10                   .08
                                                                                                        =====                ======

     Proforma                                                                                           $ .10                   .08
                                                                                                        =====                ======

(7)  Reclassifications
     Certain amounts in 2002 condensed consolidated financial statements have been reclassified to conform to the presentation for 2003.

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

                        Review by Independent Accountants


Hacker, Johnson & Smith PA, the Company's independent accountants, have made a limited review of the financial data as of March 31, 2003, and for the three-month periods ended March 31, 2003 and 2002 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

                         Independent Accountants Report



The Board of Directors
Federal Trust Corporation
Sanford, Florida:


     We have reviewed the accompanying condensed consolidated balance sheet of Federal Trust Corporation and Subsidiary (the "Company") as of March 31, 2003, and the related condensed consolidated statements of earnings, stockholders' equity and cash flows for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2002, and the related consolidated statements of earnings, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 11, 2003 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/Hacker, Johnson & Smith PA


HACKER, JOHNSON & SMITH PA
Orlando, Florida
April 29, 2003

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

               Comparison of March 31, 2003 and December 31, 2002


General

     Federal Trust Corporation ("Federal Trust"), is the sole shareholder of Federal Trust Bank (the "Bank") (together, the "Company"). Federal Trust operates as a unitary savings and loan holding company and its primary business activity is the operation of the Bank.

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

Capital Resources

     During the three months ended March 31, 2003, the Company's primary source of funds consisted of net increases in Federal Home Loan Bank advances of $42.0 million and deposits of $15.8 million, principal repayments and sales of securities available for sale of $3.9 million and net cash provided by operating activities of $4.1 million. The Company used its capital resources principally to purchase and originate loans, net of principal repayments of $54.5 million and to purchase securities available for sale of $19.2 million.

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

                  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued


     Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, unused lines of credit and loans in process. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amounts recognized in the condensed consolidated balance sheet. The contract amounts of those instruments reflect the extent of the Company's involvement in particular classes of financial instruments.

     The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, unused lines of credit and loans in process is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total committed amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counter party.

     A summary of the amounts of the Company's financial instruments, with off-balance sheet risk at March 31, 2003, follows (in thousands):

                                                                 Contract
                                                                  Amount

    Commitments to extend credit.........................        $ 8,897
                                                                 =======

    Unused lines of credit...............................        $ 5,749
                                                                 =======

    Loans in process.....................................        $ 1,835
                                                                 =======

     Management believes the Company has adequate resources to fund all its commitments. At March 31, 2003, the Company had approximately $161.8 million in time deposits maturing in one year or less. Management also believes that, if so desired, it can adjust the rates on time deposits to retain or obtain new deposits in a changing interest rate environment.

     Management believes the Bank was in compliance with all minimum capital requirements which it was subject to at March 31, 2003. See note 3 to the condensed consolidated financial statements.

     Management is not aware of any trends, know demands, commitments or uncertainties which are expected to have a material impact on future operating results, liquidity or capital resources.

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY


Results of Operations

The following table sets forth, for the periods indicated, information regarding
(i) the total dollar amount of interest income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average costs; (iii) net interest/dividend income; (iv) interest-rate spread; and (v) net interest margin.


                                                                      Three Months Ended March 31,
                                                               2003                                2002
                               ------------------------------------------------------------------------------------
                                                                         Average                            Average
                                                Average                    Yield/     Average                 Yield/
                                                Balance       Interest      Cost      Balance    Interest      Cost
                                                -------       --------      ----      -------    --------      ----
                                                                       ($ in thousands)
Interest-earning assets:
   Loans (1)                                  $ 356,086          5,129      5.76%   $ 260,261       4,491      6.90%
   Securities                                    26,259            300      4.57       13,430         155      4.62
   Other interest-earning assets (2)              9,504             64      2.69       15,884          94      2.37
                                              ---------       --------              ---------     -------

       Total interest-earning assets            391,849          5,493      5.61      289,575       4,740      6.55
                                                              --------                            -------

Noninterest-earning assets                       18,922                                17,463
                                              ---------                             ---------

       Total assets                           $ 410,771                             $ 307,038
                                              =========                             =========

Interest-bearing liabilities:
   Noninterest-bearing demand deposits            7,760              -         -        5,324           -         -
   Interest-bearing demand and money-
       market deposits                           85,285            476      2.23       43,809         302      2.76
   Savings deposits                               9,707             50      2.06        1,718          15      3.49
   Time deposits                                193,088          1,507      3.12      177,862       1,861      4.19
                                              ---------       --------              ---------     -------

       Total deposits                           295,840          2,033      2.75      228,713       2,178      3.81

   Other borrowings (3)                          84,274            739      3.51       49,938         592      4.74
                                              ---------       --------              ---------     -------

       Total interest-bearing liabilities       380,114          2,772      2.92      278,651       2,770      3.98
                                                              --------                            -------

Noninterest-bearing liabilities                   5,212                                 9,465
Stockholders' equity                             25,445                                18,922
                                              ---------                             ---------

       Total liabilities and
           stockholders' equity               $ 410,771                             $ 307,038
                                              =========                             =========

Net interest income                                           $  2,721                            $ 1,970
                                                              ========                            =======

Interest-rate spread (4)                                                    2.69%                              2.57%
                                                                            ====                               ====

Net interest margin (5)                                                     2.78%                              2.72%
                                                                            ====                               ====

Ratio of average interest-earning assets to
   average interest-bearing liabilities            1.03                                  1.04
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

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

Comparison of the Three-Month Periods Ended March 31, 2003 and 2002

     General.  The Company had net  earnings  for the  three-month  period ended
         March 31, 2003, of $654,000 or $.10 per basic and diluted share, compared to $452,000 or $.08 per basic and diluted share for the same period in 2002. The increase in net earnings was primarily due to an increase in net interest income, partially offset by increases in the provision for loan losses and other expenses.

     Interest  Income.  Interest  income  increased by $753,000 or 15.9% to $5.5 million for the three-month period ended March 31, 2003, from $4.7 million for the same period in 2002. Interest income on loans increased $638,000 or 14.2% to $5.1 million in 2003 from $4.5 million in 2002, primarily as a result of an increase in the average amount of loans outstanding from $260.3 million in 2002 to $356.1 million in 2003, partially offset by a decrease in the average yield earned on loans from 6.90% for the three-month period ended March 31, 2002, to 5.76% for the comparable period in 2003. Interest income on securities increased by $145,000 for the three-month period ended March 31, 2003, over the same period in 2002, primarily as a result of an increase in the average balance of securities owned. Management expects the rates earned on the portfolio to fluctuate with general market conditions.

     Interest  Expense.  Interest  expense  increased by only $2,000  during the three-month period ended March 31, 2003, compared to the same period in 2002. Interest on deposits decreased $145,000 or 6.7% to $2.0 million in 2003 from $2.2 million in 2002, as a result of a decrease in the average cost of deposits from 3.81% for the three-month period ended March 31, 2002, to 2.75% for the comparable period in 2003, partially offset by an increase in average deposits outstanding from $228.7 million in 2002 to $295.8 million in 2003. Interest on other borrowings increased to $739,000 in 2003 from $592,000 in 2002, primarily as a result of the increase in the average balance of other borrowings. Management expects to continue to use FHLB advances and other borrowings as a liability management tool.

     Provision for Loan Losses. A provision for loan losses is charged to earnings based upon management's evaluation of the losses in its loan portfolio. During the quarter ended March 31, 2003, management recorded a provision for loan losses of $220,000 based on its evaluation of the loan portfolio, which was a increase of $190,000 from the same period in 2002, primarily as a result of the increase in total loans outstanding. The allowance for loan losses at March 31, 2003, was $2.3 million or .65% of total loans outstanding, versus $2.1 million at December 31, 2002, or .68% of total loans outstanding. Management believes the allowance for loan losses at March 31, 2003 is adequate.

     Other Income.  Other income decreased $33,000 or 5.2% from $640,000 for the three-month period ended March 31, 2002, to $607,000 for the same period in 2003. The decrease in other income was primarily due to decreases of $151,000, $39,000 and $38,000 in gain on sale of loans held for sale, service charges and fees and net loan servicing income, respectively, partially offset by an increase of $195,000 in gain on sale of securities available for sale. The decrease in gain on sale of loans held for sale relates to the Company's strategy of retaining more residential loans in the portfolio instead of selling them in the secondary market. The decrease in service charges and fees primarily resulted from a decrease in late fees and overdraft charges. The
         decrease  in  net  loan  servicing   income   resulted  from  increased
         amortization of mortgage servicing rights related to residential mortgage loan refinancings and the decision to have the majority of the Company's loans sub-serviced by a third party. The gain on sale of securities available for sale resulted from the Company's decision to sell two securities during the period.

     Other Expenses. Other expenses increased $258,000 or 13.7% to $2.1 million for the three-month period ended March 31, 2003, from $1.9 million for the same period in 2002. Salary and employee benefits increased to $1.1 million in 2003, from $959,000 in 2002 due to an increase in commercial lending personnel and the overall growth of the Company.

     Income Taxes. Income taxes for the three months ended March 31, 2003, was $316,000 (an effective rate of 32.6%), compared to $248,000 (an effective rate of 35.4%) for the same period in 2002.

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY



Item 3.    Controls and Procedures

     a. Evaluation of Disclosure Controls and Procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Chief Financial officers of the Company concluded that the Company's disclosure controls and procedures were adequate.

     b. Changes in Internal Controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.


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

(b) Reports on Form 8-K. There were no reports filed on Form 8-K during the three-month period ended March 31, 2003.

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            FEDERAL TRUST CORPORATION
                                               (Registrant)




Date:  May 13, 2003                  By:   /s/ James V. Suskiewich
      ---------------                    ---------------------------------------
                                         James V. Suskiewich
                                         President and Chief Executive Officer



Date:  May 13, 2003                  By:   /s/ Aubrey H. Wright
      ---------------                    ---------------------------------------
                                          Aubrey H. Wright
                                          Senior   Vice   President   and  Chief
                                          Financial Officer

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


         Date: May 13, 2003             By:   /s/ James V. Suskiewich
               --------------                 ----------------------------------
                                              James V. Suskiewich, President and
                                                  Chief Executive Officer

         I, Gregory E. Smith, certify, that:

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


         Date: May 13, 2003                    By:   /s/ Aubrey H. Wright
               ---------------                       ---------------------------
                                                     Aubrey  H.  Wright,  Senior
                                                     Vice  President  and  Chief
                                                     Financial Officer