Form 10QSB
period 2003-06-30
FEDERAL TRUST CORP
filed 2003-08-12
CIK 842640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from                                  to

Commission file number 33-27139

FEDERAL TRUST CORPORATION

(Exact Name of Small Business Issuer as Specified in Its Charter)

Florida	59-2935028
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

312 West 1st Street

Sanford, Florida 32771

(Address of Principal Executive Offices)

(407) 323-1833

(Issuer’s Telephone Number)

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common stock, par value $.01 per share	6,591,338 shares
(class)	Outstanding at July 25, 2003

Transitional small business disclosure format (check one) Yes  ☐      No    ☒

FEDERAL TRUST CORPORATION AND SUBSIDIARY

INDEX

PART I. FINANCIAL INFORMATION

FEDERAL TRUST CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(In thousands)

	At
	June 30, 2003	December 31, 2002
	(Unaudited)
Assets
Cash and due from banks	$7,833	$4,318
Interest-earning deposits	1,029	14,515

Cash and cash equivalents	8,862	18,833
Securities available for sale	38,237	21,520
Loans, less allowance for loan losses of $2,461 in 2003 and $2,110 in 2002	359,721	308,598
Accrued interest receivable	2,506	2,186
Premises and equipment, net	11,038	8,357
Foreclosed assets	782	858
Federal Home Loan Bank stock, at cost	5,010	2,860
Mortgage servicing rights, net	1,180	1,325
Executive supplemental income plan—cash surrender value of life insurance policies	6,437	2,974
Other assets	593	543

Total assets	$434,366	$368,054

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	6,319	6,112
Interest-bearing demand deposits	16,534	12,094
Money-market deposits	78,049	68,893
Savings deposits	9,631	9,319
Time deposits	186,092	182,113

Total deposits	296,625	278,531
Federal Home Loan Bank advances	97,200	54,200
Line of credit	4,172	915
Capital lease obligation	3,476	2,139
Accrued interest payable	494	449
Official checks	1,929	1,778
Other liabilities	4,131	5,003

Total liabilities	408,027	343,015

Stockholders’ equity:
Common stock	66	66
Additional paid-in capital	21,788	21,778
Retained earnings	4,388	3,180
Accumulated other comprehensive income	97	15

Total stockholders’ equity	26,339	25,039

Total liabilities and stockholders’ equity	$434,366	$368,054

See Accompanying Notes to Condensed Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Earnings

(Unaudited)

($ in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Interest income:
Loans	$4,705	$4,673	$9,834	$9,164
Securities	256	166	556	321
Other	55	89	119	183

Total interest income	5,016	4,928	10,509	9,668

Interest expense:
Deposits	1,853	2,069	3,886	4,247
Other	593	616	1,332	1,208

Total interest expense	2,446	2,685	5,218	5,455

Net interest income	2,570	2,243	5,291	4,213
Provision for loan losses	105	130	325	160

Net interest income after provision for loan losses	2,465	2,113	4,966	4,053

Other income:
Service charges and fees	108	92	162	185
Gain on sale of loans held for sale	144	94	251	352
Gain (loss) on sale of securities available for sale	158	(18)	353	(18)
Rental income	87	81	191	172
Other	166	217	313	415

Total other income	663	466	1,270	1,106

Other expense:
Salary and employee benefits	1,094	1,030	2,187	1,989
Occupancy expense	342	245	650	577
Data processing	108	94	237	188
Professional services	113	149	215	219
Other	451	334	957	759

Total other expense	2,108	1,852	4,246	3,732

Earnings before income taxes	1,020	727	1,990	1,427
Income taxes	334	261	650	509

Net earnings	$686	$466	$1,340	$918

Earnings per share:
Basic	$.10	$.08	$.20	$.17

Diluted	$.10	$.08	$.20	$.17

Weighted-average shares outstanding for (in thousands):
Basic	6,591	5,493	6,591	5,472

Diluted	6,710	5,493	6,696	5,472

Cash dividends per share	$.01	$—	$.02	$—

See Accompanying Notes to Condensed Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

For the Six Months Ended June 30, 2003 and 2002

($ in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2001	5,409,449	$54	$17,492	$1,121	$(136)	$18,531

Comprehensive income:
Net earnings (unaudited)	—	—	—	918	—	918
Change in unrealized loss on securities available for sale, net of income taxes of $27 (unaudited)	—	—	—	—	53	53

Comprehensive income (unaudited)						971

Accretion of stock options for stock compensation programs (unaudited)	—	—	13	—	—	13
Issuance of common stock (unaudited)	83,333	1	299	—	—	300

Balance at June 30, 2002 (unaudited)	5,492,782	$55	$17,804	$2,039	$(83)	$19,815

Balance at December 31, 2002	6,591,338	$66	$21,778	$3,180	$15	$25,039

Comprehensive income:
Net earnings (unaudited)	—	—	—	1,340	—	1,340
Change in unrealized gain on securities available for sale, net of income taxes of $49 (unaudited)	—	—	—	—	82	82

Comprehensive income (unaudited)						1,422

Accretion of stock options for stock compensation programs (unaudited)	—	—	10	—	—	10
Dividends paid, $.02 per share (unaudited)	—	—	—	(132)	—	(132)

Balance at June 30, 2003 (unaudited)	6,591,338	$66	$21,788	$4,388	$97	$26,339

See Accompanying Notes to Condensed Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net earnings	$1,340	$918
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	265	219
Net amortization of premiums and discounts on securities	197	92
Net amortization of loan origination fees, costs, premiums and discounts	892	481
Amortization of mortgage servicing rights	268	252
Provision for loan losses	325	160
Accretion of stock option expense	10	13
Net increase in cash surrender value of life insurance policies	(63)	(64)
Proceeds from sales of loans held for sale	14,513	20,792
Loans originated for resale	(4,836)	(9,692)
Gain on sale of loans held for sale	(251)	(352)
(Gain) loss on sales of securities available for sale	(353)	18
Cash provided by (used in) resulting from changes in:
Accrued interest receivable	(320)	(259)
Other assets	(99)	310
Accrued interest payable	45	113
Official checks	151	1,345
Other liabilities	(872)	884

Net cash provided by operating activities	11,212	15,230

Cash flows from investing activities:
Purchase of securities available for sale	(29,987)	(12,614)
Proceeds from principal repayments and sales of securities available for sale	13,557	10,040
Loan principal repayments, net of originations	26,756	11,694
Purchase of loans	(88,852)	(26,756)
Purchase of premises and equipment	(1,446)	(1,142)
Purchase of Federal Home Loan Bank stock	(2,150)	—
Purchase of bank-owned life insurance	(3,400)	—
Net proceeds from sale of foreclosed assets	283	220

Net cash used in investing activities	(85,239)	(18,558)

Cash flows from financing activities:
Net increase in deposits	18,094	12,828
Net increase (decrease) in Federal Home Loan Bank advances	43,000	(2,800)
Net increase in line of credit	3,257	1,300
Principal repayments under capital lease obligation	(163)	(155)
Dividends paid	(132)	—

Net cash provided by financing activities	64,056	11,173

Net (decrease) increase in cash and cash equivalents	(9,971)	7,845
Cash and cash equivalents at beginning of period	18,833	11,566

Cash and cash equivalents at end of period	$8,862	$19,411

(continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows, Continued

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2003	2002
Supplemental disclosure of cash flow information—
Cash paid during the period for:
Interest	$5,173	$5,342

Income taxes	$1,248	$380

Noncash transactions:
Foreclosed assets acquired in settlement of loans	$207	$612

Accumulated other comprehensive income, change in unrealized gain on securities available for sale, net of tax	$82	$53

Common stock issued in connection with capital land lease	$—	$300

Transfer of loans in portfolio to loans held for sale	$9,877	$9,839

Mortgage servicing rights recognized upon sale of loans held for sale	$123	$130

Premises and equipment under capital lease obligation	$1,500	$—

See Accompanying Notes to Condensed Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) Description of Business and Basis of Presentation

General. Federal Trust Corporation (“Federal Trust”) is a unitary savings and loan holding company and sole shareholder of Federal Trust Bank (“Bank”), a federally-chartered stock savings bank. Federal Trust’s primary investment is the ownership of the Bank. The Bank provides a wide range of banking services to individual and corporate customers through its five offices located in Orange, Seminole and Volusia Counties, Florida. The Bank opened its fifth branch office in Deltona, Volusia County, Florida during June 2003. FTB Financial Services, Inc., a wholly-owned subsidiary of the Bank, provides investment services to customers of the Bank.

The condensed consolidated financial statements, include the accounts of Federal Trust, the Bank and the Bank’s subsidiary (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (principally consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2003, the results of operations for the three- and six-month periods ended June 30, 2003 and 2002 and cash flows for the six-month periods ended June 30, 2003 and 2002. The results of operations for the three- and six-month periods ended June 30, 2003, are not necessarily indicative of the results to be expected for the entire year ended December 31, 2003. These statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10—KSB for the year ended December 31, 2002.

(2) Loans

The components of loans are summarized as follows (in thousands):

	At June 30,	At December 31,
	2003	2002
Mortgage loans:
Residential (1)	$292,699	$246,234
Commercial	48,719	44,766
Construction	10,488	12,258

Total mortgage loans	351,906	303,258
Commercial loans	8,371	6,768
Consumer loans	1,023	969

Total loans	361,300	310,995
Add (deduct):
Allowance for loan losses	(2,461)	(2,110)
Net premiums, discounts, deferred fees and costs	3,917	2,902
Undisbursed portion of loans in process	(3,035)	(3,189)

Loans, net	$359,721	$308,598

(1)	Includes $2.1 million and $1.8 million of loans held for sale at June 30, 2003 and December 31, 2002, respectively.

(continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(2) Loans, Continued

The following is a summary of information regarding nonaccrual and impaired loans (in thousands):

	At
	June 30, 2003	December 31, 2002
Nonaccrual loans	$6,427	$5,579

Accruing loans past due ninety days or more	$ —	$ —

Total recorded investment in impaired loans	$8,652	$7,572

Recorded investment in impaired loans for which there is a related allowance for loan losses	$8,652	$7,572

Recorded investment in impaired loans for which there is no related allowance for loan losses	$ —	$ —

Allowance for loan losses related to impaired loans	$1,282	$1,144

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Interest income recognized and received on impaired loans	$32	$22	$39	$57

Average net recorded investment in impaired loans	$5,930	$4,052	$5,695	$3,901

The activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Balance at beginning of period	$2,332	$1,739	$2,110	$1,764
Provision for loan losses	105	130	325	160
Charge-offs	(4)	(51)	(17)	(112)
Recoveries	28	4	43	10

Balance at end of period	$2,461	$1,822	$2,461	$1,822

A provision for loan losses is charged to earnings based upon management’s evaluation of the potential losses in its loan portfolio. During the three and six months ended June 30, 2003, management made provisions of $105,000 and $325,000, respectively, based on its evaluation of the loan portfolio, as compared to the provisions of $130,000 and $160,000, respectively, made in the comparable periods in 2002. Management believes that the allowance is adequate, primarily as a result of the overall quality, and the high percentage of residential single family home loans, in the portfolio.

(continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(3) Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s and the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets and Tier I capital to average adjusted assets (as defined in the regulations). Management believes, as of June 30, 2003, that the Bank exceeds the minimum capital adequacy requirements to which it is subject.

In addition, as of June 30, 2003, the Bank met the requirements to be categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain total risk-based, Tier I risk-based and Tier I leverage percentages as set forth in the table. There are no conditions or events since June 30, 2003 that management believes would change the institution’ s categorization as well capitalized. The following table summarizes the capital thresholds for each prompt corrective action capital category. An institution’s capital category is based on whether it meets the threshold for all three capital ratios within the category. The Bank’s actual capital amounts and percentages are also presented in the table ($ in thousands).

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	%	Amount	%	Amount	%
At June 30, 2003:
Total capital (to risk-weighted assets)	$31,179	11.8%	$21,166	8.0%	$26,458	10.0%
Tier I capital (to risk weighted assets)	28,741	10.9	10,583	4.0	15,875	6.0
Tier I capital (to average adjusted assets)	28,741	6.7	17,177	4.0	21,472	5.0

(continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(4) Earnings Per Share of Common Stock

The Company follows the provisions of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS No. 128”). SFAS No. 128 provides accounting and reporting standards for calculating earnings per share. Basic earnings per share of common stock has been computed by dividing the net earnings for the period by the weighted-average number of shares outstanding. Diluted earnings per share is computed by dividing net earnings by the weighted-average number of shares outstanding including the dilutive effect of stock options computed using the treasury stock method. The following table presents the calculation of basic and diluted earnings per share of common stock (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Weighted-average shares outstanding for basic earnings per share	6,591	5,493	6,591	5,472

Basic earnings per share	$.10	$.08	$.20	$.17

Total weighted-average shares outstanding for basic earnings per share computation	6,591	5,493	6,591	5,472
Additional dilutive shares using the average market value for the period utilizing the treasury stock method regarding stock options	119	—	105	—

Weighted-average shares and equivalents outstanding for diluted earnings per share	6,710	5,493	6,696	5,472

Diluted earnings per share	$.10	$.08	$.20	$.17

(continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(5) Federal Home Loan Bank Advances

A summary of advances from the Federal Home Loan Bank of Atlanta (“FHLB”) are as follows ($ in thousands):

Maturing During the Year Ending December 31,	Interest Rate		At June 30, 2003	At December 31, 2002
2003	6.39		$—	$5,000
2003	1.30	(1)	—	17,000
2003	1.32	(1)	15,000	—
2005	2.00		25,000	—
2006	1.24	(2)	5,000	—
2006	.69	(2)	5,000	—
2007	5.22		2,200	2,200
2007	1.26	(2)	5,000	5,000
2008	1.98	(3)	5,000	—
2008	1.12	(4)	5,000	—
2008	1.01	(4)	5,000	—
2011	3.73	(5)	25,000	25,000

			$97,200	$54,200

(1)	Daily advance—rate adjusts daily.
(2)	FHLB has the option to call every three months.
(3)	FHLB has the option to call every three months beginning in January 2005.
(4)	FHLB has the option to call every three months beginning in June 2004.
(5)	FHLB has a one-time call option in December 2004.

The security agreement with FHLB includes a blanket floating lien requiring the Company to maintain qualifying first mortgage loans as pledged collateral in an amount equal to at least, when discounted at 75% of the unpaid principal balances, 100% of these advances. The FHLB stock is also pledged as collateral for these advances.

(6) Stock Option Plans

The Company has two stock options plans. The Key Employee Stock Compensation Program (the “Employee Plan”) is authorized to issue up to 475,000 shares as either incentive stock options, compensatory stock options, stock appreciation rights or performance shares. All awards granted under the Employee Plan have been incentive stock options. These options have ten year terms and vest ratably over various terms up to five years. At June 30, 2003, the Company had 137,554 shares remaining under the Employee Plan available for future grants.

The Directors’ Stock Option Plan (the “Director Plan”) is authorized to issue up to 140,000 shares. All options granted under the Director Plan have ten year terms, vest immediately and are not exercisable for a period of six months after the grant date. At June 30, 2003, the Company had 36,939 shares remaining under the Director Plan available for future grants.

(continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(6) Stock Option Plans, Continued

During 1998, 350,000 options were granted under both plans at an exercise price less than the then market price. This amount is being expensed over the related vesting periods of options still outstanding. Compensation costs relating to these options was approximately $6,000 and $7,000 for the three months and $10,000 and $13,000 for the six months ended June 30, 2003 and 2002, respectively.

There were 15,000 stock options granted during the six months ended June 30, 2003. There were no stock option transactions during the six months ended June 30, 2002.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net earnings, as reported	$686	$466	$1,340	$918
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax benefit	(32)	(13)	(37)	(27)

Proforma net earnings	$654	$453	1,303	891

Basic earnings per share:
As reported	$.10	$.08	$.20	$.17

Proforma	$.10	$.08	$.20	$.16

Diluted earnings per share:
As reported	$.10	$.08	$.20	$.17

Proforma	$.10	$.08	$.19	$.16

(7) Reclassifications

Certain amounts in 2002 condensed consolidated financial statements have been reclassified to conform to the presentation for 2003.

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Review by Independent Accountants

Hacker, Johnson & Smith PA, the Company’s independent accountants, have made a limited review of the financial data as of June 30, 2003, and for the three- and six-month periods ended June 30, 2003 and 2002 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Independent Accountants’ Report

The Board of Directors

Federal Trust Corporation

Sanford, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of Federal Trust Corporation and Subsidiary (the “Company”) as of June 30, 2003, the related condensed consolidated statements of earnings for the three- and six-month periods ended June 30, 2003 and 2002 and the related condensed consolidated statements of stockholders’ equity and cash flows for the six-month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2002, and the related consolidated statements of earnings, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 11, 2003 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA

Orlando, Florida

July 25, 2003

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Comparison of June 30, 2003 and December 31, 2002

General

Federal Trust Corporation (“Federal Trust”), is the sole shareholder of Federal Trust Bank (“Bank”) (collectively, the “Company”). Federal Trust operates as a unitary savings and loan holding company and its primary business activity is the operation of the Bank.

The Bank is chartered as a federal-stock savings bank. The Bank provides a wide range of banking services to individual and corporate customers through its five offices located in Orange, Seminole and Volusia Counties, Florida. The Bank opened its fifth branch office in Deltona, Volusia County, Florida in June 2003. FTB Financial Services, Inc., a wholly-owned subsidiary of the Bank, provides investment services to customers of the Bank.

Forward Looking Statements

Readers should note, in particular, that this document contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. When used in this document, or in the documents incorporated by reference herein, the words “anticipate”, “believe”, “estimate”, “may”, “intend” and “expect” and similar expressions identify certain of such forward-looking statements. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. Actual results may differ materially, depending upon a variety of important factors, including competition, inflation, general economic conditions, changes in interest rates and changes in the value of collateral securing loans we have made, among other things.

Capital Resources

During the six months ended June 30, 2003, the Company’s primary source of funds consisted of net increases in Federal Home Loan Bank advances of $43.0 million and deposits of $18.1 million, principal repayments and sales of securities available for sale of $13.6 million and net cash provided by operating activities of $11.2 million. The Company used its capital resources principally to purchase and originate loans, net of principal repayments of $62.1 million and to purchase securities available for sale of $30.0 million.

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis

of Financial Condition and Results of Operations, Continued

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, unused lines of credit, standby letters of credit and loans in process. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amounts recognized in the condensed consolidated balance sheet. The contract amounts of those instruments reflect the extent of the Company’s involvement in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, unused lines of credit and loans in process is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total committed amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter party.

A summary of the amounts of the Company’s financial instruments, with off-balance sheet risk at June 30, 2003, follows (in thousands):

Contract Amount
Commitments to extend credit	$7,036

Unused lines of credit	$5,236

Standby letters of credit	$96

Loans in process	$3,035

Management believes the Company has adequate resources to fund all its commitments. At June 30, 2003, the Company had approximately $146.2 million in time deposits maturing in one year or less. Management also believes that, if so desired, it can adjust the rates on time deposits to retain or obtain new deposits in a changing interest rate environment.

Management believes the Bank was in compliance with all minimum capital requirements which it was subject to at June 30, 2003. See note 3 to the condensed consolidated financial statements.

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

	Three Months Ended June 30,
	2003			2002
	Average Balance	Interest and Dividends	Average Yield/ Cost	Average Balance	Interest and Dividends	Average Yield/ Cost
				($ in thousands)
Interest-earning assets:
Loans (1)	$351,348	$4,705	5.36%	$260,883	$4,673	7.16%
Securities	37,387	256	2.74	18,796	166	3.53
Other interest-earning assets (2)	7,322	55	3.00	14,708	89	2.42

Total interest-earning assets	396,057	5,016	5.07	294,387	4,928	6.70

Noninterest-earning assets	24,278			19,019

Total assets	$420,335			$313,406

Interest-bearing liabilities:
Noninterest-bearing demand deposits	6,716	—	—	5,500	—	—
Interest-bearing demand and money-market deposits	92,355	456	1.97	51,467	360	2.80
Savings deposits	9,701	44	1.81	2,768	25	3.61
Time deposits	182,570	1,353	2.96	171,878	1,684	3.92

Total deposits	291,342	1,853	2.54	231,613	2,069	3.57
Other borrowings (3)	97,942	593	2.42	51,706	616	4.77

Total interest-bearing liabilities	389,284	2,446	2.51	283,319	2,685	3.79

Noninterest-bearing liabilities	4,955			10,657
Stockholders’ equity	26,096			19,430

Total liabilities and stockholders’ equity	$420,335			$313,406

Net interest income		$2,570			$2,243

Interest-rate spread (4)			2.56%			2.91%

Net interest margin (5)			2.60%			3.05%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.02			1.04

(1)	Includes nonaccrual loans.
(2)	Includes Federal Home Loan Bank stock and interest-earning deposits.
(3)	Includes Federal Home Loan Bank advances, line of credit and capital lease obligation.
(4)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin is annualized net interest income divided by average interest-earning assets.

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

	Six Months Ended June 30,
	2003			2002
	Average Balance	Interest and Dividends	Average Yield/ Cost	Average Balance	Interest and Dividends	Average Yield/ Cost
				($ in thousands)
Interest-earning assets:
Loans (1)	$353,717	$9,834	5.56%	$260,572	$9,164	7.03%
Securities	31,823	556	3.49	16,113	321	3.98
Other interest-earning assets (2)	8,413	119	2.83	15,296	183	2.39

Total interest-earning assets	393,953	10,509	5.34	291,981	9,668	6.62

Noninterest-earning assets	21,600			18,241

Total assets	$415,553			$310,222

Interest-bearing liabilities:
Noninterest-bearing demand deposits	7,238	—	—	5,412	—	—
Interest-bearing demand and money-market deposits	88,820	932	2.10	47,638	662	2.78
Savings deposits	9,704	94	1.94	2,243	40	3.57
Time deposits	187,829	2,860	3.05	174,870	3,545	4.05

Total deposits	293,591	3,886	2.65	230,163	4,247	3.69
Other borrowings (3)	91,108	1,332	2.92	50,822	1,208	4.75

Total interest-bearing liabilities	384,699	5,218	2.71	280,985	5,455	3.88

Noninterest-bearing liabilities	5,165			10,061
Stockholders’ equity	25,689			19,176

Total liabilities and stockholders’ equity	$415,553			$310,222

Net interest income		$5,291			$4,213

Interest-rate spread (4)			2.63%			2.74%

Net interest margin (5)			2.69%			2.89%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.02			1.04

(1)	Includes nonaccrual loans.
(2)	Includes Federal Home Loan Bank stock and interest-earning deposits.
(3)	Includes Federal Home Loan Bank advances, line of credit and capital lease obligation.
(4)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin is annualized net interest income divided by average interest-earning assets.

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Comparison of the Three-Month Periods Ended June 30, 2003 and 2002

General. The Company had net earnings for the three-month period ended June 30, 2003 of $686,000 or $.10 per basic and diluted share, compared to $466,000 or $.08 per basic and diluted share for the same period in 2002. The increase in net earnings was primarily due to increases in net interest income and other income, partially offset by an increase in other expense.

Interest Income. Interest income increased by $88,000 or 1.8% to $5.0 million for the three-month period ended June 30, 2003, from $4.9 million for the same period in 2002. Interest income on loans increased $32,000 to $4.7 million in 2003, primarily as a result of an increase in the average amount of loans outstanding from $260.9 million in 2002 to $351.3 million in 2003, partially offset by a decrease in the average yield earned on loans from 7.16% for the three-month period ended June 30, 2002, to 5.36% for the comparable period in 2003. Interest income on securities increased by $90,000 for the three-month period ended June 30, 2003, over the same period in 2002, primarily as a result of an increase in the average balance of securities owned, partially offset by a decrease in the average yield. Management expects the rates earned on the portfolio to fluctuate with general market conditions.

Interest Expense. Interest expense decreased by $239,000 or 8.9% during the three-month period ended June 30, 2003, compared to the same period in 2002. Interest on deposits decreased $216,000 or 10.4% to $1.9 million in 2003 from $2.1 million in 2002, as a result of a decrease in the average cost of deposits from 3.57% for the three-month period ended June 30, 2002, to 2.54% for the comparable period in 2003, partially offset by an increase in average deposits outstanding from $231.6 million in 2002 to $291.3 million in 2003. Interest on other borrowings decreased to $593,000 in 2003 from $616,000 in 2002, primarily as a result of the decrease in the average rate paid on other borrowings from 4.77% in 2002 to 2.42% in 2003, mostly offset by an increase in the average amount of other borrowings outstanding from $51.7 million to $97.9 million. Management expects to continue to use FHLB advances and other borrowings as a liability management tool.

Provision for Loan Losses. A provision for loan losses is charged to earnings based upon management’s evaluation of the losses in its loan portfolio. During the quarter ended June 30, 2003, management recorded a provision for loan losses of $105,000 based on its evaluation of the loan portfolio, which was a decrease of $25,000 from the same period in 2002. The allowance for loan losses at June 30, 2003, was $2.5 million or .68% of total loans outstanding, versus $2.1 million at December 31, 2002, or .68% of total loans outstanding. Management believes the allowance for loan losses at June 30, 2003 is adequate.

Other Income. Other income increased $197,000 or 42.3% from $466,000 for the three-month period ended June 30, 2002, to $663,000 for the same period in 2003. The increase in other income was primarily due to increases of $50,000 and $176,000 in gain on sale of loans held for sale and gain on sale of securities available for sale, respectively. The increase in gain on sale of loans held for sale relates to the sale of a bulk loan package of residential loans to foreign national borrowers during the three-month period ended June 30, 2003. The gain on sale of securities available for sale resulted from the Company’s decision to sell several securities during the period.

Other Expense. Other expense increased $256,000 or 13.8% to $2.1 million for the three-month period ended June 30, 2003, from $1.9 million for the same period in 2002. Salaries and employee benefits increased $64,000 and occupancy expense increased $97,000 due to the staffing and opening of the branch in Casselberry, Florida in December, 2002 and the overall growth of the Company.

Income Taxes. Income taxes for the three months ended June 30, 2003, was $334,000 (an effective rate of 32.7%), compared to $261,000 (an effective rate of 35.9%) for the same period in 2002. The decrease in the effective tax rate resulted from an increase in tax-exempt income.

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Comparison of the Six-Month Periods Ended June 30, 2003 and 2002

General. The Company had net earnings for the six-month period ended June 30, 2003 of $1.3 million or $.20 per basic and diluted share, compared to $918,000 or $.17 per basic and diluted share for the same period in 2002. The increase in net earnings was primarily due to increases in net interest income and other income, partially offset by increases in the provision for loan losses and other expense.

Interest Income. Interest income increased by $841,000 or 8.7% to $10.5 million for the six-month period ended June 30, 2003, from $9.7 million for the same period in 2002. Interest income on loans increased $670,000 or 7.3% to $9.8 million in 2003 from $9.2 million in 2002, primarily as a result of an increase in the average amount of loans outstanding from $260.6 million in 2002 to $353.7 million in 2003, partially offset by a decrease in the average yield earned on loans from 7.03% for the six-month period ended June 30, 2002, to 5.56% for the comparable period in 2003. Interest income on securities increased by $235,000 for the six-month period ended June 30, 2003, over the same period in 2002, primarily as a result of an increase in the average balance of securities owned, partially offset by a decrease in the average yield. Management expects the rates earned on the portfolio to fluctuate with general market conditions.

Interest Expense. Interest expense decreased by $237,000 or 4.3% during the six-month period ended June 30, 2003, compared to the same period in 2002. Interest on deposits decreased $361,000 or 8.5% to $3.9 million in 2003 from $4.2 million in 2002, as a result of a decrease in the average cost of deposits from 3.69% for the six-month period ended June 30, 2002, to 2.65% for the comparable period in 2003, partially offset by an increase in average deposits outstanding from $230.2 million in 2002 to $293.6 million in 2003. Interest on other borrowings increased to $1.3 million in 2003 from $1.2 million in 2002, primarily as a result of the increase in the average balance of other borrowings from $50.8 million for the six-month period ended June 30, 2002 to $91.1 million for the comparable 2003 period, mainly offset by a decrease in the average rate paid on other borrowings from 4.75% in 2002 to 2.92% in 2003. Management expects to continue to use FHLB advances and other borrowings as a liability management tool.

Provision for Loan Losses. A provision for loan losses is charged to earnings based upon management’s evaluation of the losses in its loan portfolio. During the six months ended June 30, 2003, management recorded a provision for loan losses of $325,000 based on its evaluation of the loan portfolio, which was a increase of $165,000 from the same period in 2002, primarily as a result of the increase in total loans outstanding. The allowance for loan losses at June 30, 2003, was $2.5 million or .68% of total loans outstanding, versus $2.1 million at December 31, 2002, or .68% of total loans outstanding. Management believes the allowance for loan losses at June 30, 2003 is adequate.

Other Income. Other income increased $164,000 or 14.8% from $1.1 million for the six-month period ended June 30, 2002, to $1.3 million for the same period in 2003. The increase in other income was primarily due to an increase of $371,000 in gain on sale of securities available for sale, partially offset by a decrease of $101,000 in gain on sale of loans held for sale. The decrease in gain on sale of loans held for sale relates to the Company’s strategy of retaining more residential loans in the portfolio instead of selling them in the secondary market over these two periods. The gain on sale of securities available for sale resulted from the Company’s decision to sell several securities during the period.

Other Expense. Other expense increased $514,000 or 13.8% to $4.2 million for the six-month period ended June 30, 2003, from $3.7 million for the same period in 2002. Salary and employee benefits increased $198,000 and occupancy expense increased $73,000 due to the staffing and opening of the branch in Casselberry, Florida which was opened in December, 2002 and the overall growth of the Company.

Income Taxes. Income taxes for the six months ended June 30, 2003, was $650,000 (an effective rate of 32.7%), compared to $509,000 (an effective rate of 35.7%) for the same period in 2002. The decrease in the effective tax rate resulted from an increase in tax-exempt income.

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Item 3. Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Chief Financial officers of the Company concluded that the Company’s disclosure controls and procedures were adequate.

b.	Changes in Internal Controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial Officers.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which Federal Trust Corporation or its subsidiary is a party or to which any of their property is subject.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders (the “Annual Meeting”) of Federal Trust Corporation was held on May 23, 2003, to consider the election of one director and the ratification of the appointment of the Company’s independent auditors for the year ending December 31, 2003. At the Annual Meeting, incumbent Director Kenneth W. Hill was reelected. The terms of Directors Dr. Samuel C. Certo, James V. Suskiewich, A. George Igler and George W. Foster continued after the Annual Meeting.

At the Annual Meeting, 5,916,923 shares were present in person or by proxy. The following is a summary and tabulation of the matters that were voted upon at the Annual Meeting:

Proposal I.

The election of one director:

	For	Withheld	Against
Class I Director, for a term of three years:
Kenneth W. Hill	5,885,581	31,342	—

Proposal II:

To ratify the appointment of Hacker, Johnson & Smith PA as the Company’s independent auditors for the year ending December 31, 2003

For	Withheld	Against
5,879,294	32,982	4,647

FEDERAL TRUST CORPORATION AND SUBSIDIARY

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits. The following exhibits are incorporated by reference into this report. The exhibits which are marked by a single asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from the Company’s Registration Statement on form SB-1, as effective with the Securities and Exchange Commission (“SEC”) on October 7, 1997, Registration No. 333-30883. The exhibits which are marked by a double asterisk (**) were previously filed with the SEC, and are hereby incorporated by reference from the Company’s 1998 Definitive Proxy Statement. The exhibits which are marked with a triple asterisk (***) were previously filed with the SEC, and are hereby incorporated by reference from the Company’s 1999 Definitive Proxy Statement. The exhibits which are marked with a quadruple asterisk (****) were previously filed with the SEC, and are hereby incorporated by reference from the Company’s 1999 10-KSB. The exhibits which are marked with a quintuple asterisk (*****) were previously filed with the SEC, and are hereby incorporated by reference from the Company’s June 30, 2002 Form 10-QSB. The exhibit numbers correspond to the exhibit numbers in the referenced documents.

Exhibit No.	Description of Exhibit

* 3.1	1996 Amended Articles of Incorporation and the 1995 Amended and Restated Articles of Incorporation of Federal Trust

* 3.2	1995 Amended and Restated Bylaws of Federal Trust

** 3.3	1998 Articles of Amendment to Articles of Incorporation of Federal Trust

*** 3.4	1999 Articles of Amendment to Articles of Incorporation of Federal Trust

* 4.0	Specimen of Common Stock Certificate

****10.1	Amended Employment Agreement By and Among Federal Trust, the Bank and James V. Suskiewich

****10.2	First Amendment to the Amended Employment Agreement By and Among Federal Trust, the Bank and James V. Suskiewich

****10.3	Amended Employment Agreement By and Among Federal Trust, the Bank and Aubrey W. Wright, Jr.

*****10.4	Amendment to Federal Trust 1998 Key Employee Stock Compensation Program

*****10.5	Amendment to Federal Trust 1998 Directors’ Stock Option Plan

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K. On June 30, 2003, the Company filed a Form 8-K announcing the listing of its common stock on the American Stock Exchange and incorporating a press release.

FEDERAL TRUST CORPORATION AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDERAL TRUST CORPORATION (Registrant)

Date:	August 11, 2003	By:	/s/ James V. Suskiewich
James V. Suskiewich President and Chief Executive Officer

Date:	August 11, 2003	By:	/s/ Gregory E. Smith
Gregory E. Smith Executive Vice President and Chief Financial Officer