Form 10QSB
period 2003-09-30
FEDERAL TRUST CORP
filed 2003-11-06
CIK 842640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from to

Commission file number 33-27139

FEDERAL TRUST CORPORATION

(Exact Name of Small Business Issuer as Specified in Its Charter)

Florida	59-2935028
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

312 West 1st Street

Sanford, Florida 32771

(Address of Principal Executive Offices)

(407) 323-1833

(Issuer’s Telephone Number)

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed

Since Last Report)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common stock, par value $.01 per share	6,591,338 shares
(class)	Outstanding at October 31, 2003

Transitional small business disclosure format (check one)  Yes  ☐  No  ☒

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(In thousands)

	September 30, 2003	At December 31, 2002
	(Unaudited)
Assets

Cash and due from banks	$2,608	$4,318
Interest-earning deposits	1,570	14,515

Cash and cash equivalents	4,178	18,833

Securities available for sale	38,233	21,520
Loans, less allowance for loan losses of $2,520 in 2003 and $2,110 in 2002	368,281	308,598
Accrued interest receivable	2,267	2,186
Premises and equipment, net	11,650	8,357
Foreclosed assets	522	858
Federal Home Loan Bank stock, at cost	5,310	2,860
Mortgage servicing rights, net	1,067	1,325
Bank-owned life insurance	6,463	2,974
Other assets	1,273	543

Total assets	$439,244	$368,054

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	$6,113	$6,112
Interest-bearing demand deposits	16,781	12,094
Money-market deposits	80,244	68,893
Savings deposits	9,569	9,319
Time deposits	190,006	182,113

Total deposits	302,713	278,531

Federal Home Loan Bank advances	92,200	54,200
Line of credit	1,752	915
Guaranteed preferred beneficial interest in junior subordinated debentures	5,000	—
Capital lease obligation	3,405	2,139
Accrued interest payable	510	449
Official checks	2,035	1,778
Other liabilities	5,452	5,003

Total liabilities	413,067	343,015

Stockholders’ equity:
Common stock	66	66
Additional paid-in capital	21,788	21,778
Retained earnings	5,039	3,180
Unallocated ESOP shares	(415)	—
Accumulated other comprehensive income (loss)	(301)	15

Total stockholders’ equity	26,177	25,039

Total liabilities and stockholders’ equity	$439,244	$368,054

See Accompanying Notes to Condensed Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Interest income:
Loans	$4,652	$4,543	$14,486	$13,707
Securities	283	164	839	485
Other	46	110	165	293

Total interest income	4,981	4,817	15,490	14,485

Interest expense:
Deposits	1,586	2,172	5,472	6,419
Other borrowings	620	627	1,952	1,835

Total interest expense	2,206	2,799	7,424	8,254

Net interest income	2,775	2,018	8,066	6,231

Provision for loan losses	70	30	395	190

Net interest income after provision for loan losses	2,705	1,988	7,671	6,041

Other income:
Service charges and fees	95	85	257	270
Gain on sale of loans held for sale	148	43	399	395
Net gain on sale of securities available for sale	—	133	353	115
Rental income	89	113	280	285
Other	75	181	388	596

Total other income	407	555	1,677	1,661

Other expense:
Salary and employee benefits	989	870	3,176	2,859
Occupancy expense	396	275	1,046	852
Data processing	152	112	389	300
Professional services	111	118	326	337
Other	409	287	1,366	1,046

Total other expense	2,057	1,662	6,303	5,394

Earnings before income taxes	1,055	881	3,045	2,308

Income taxes	339	322	989	831

Net earnings	$716	$559	$2,056	$1,477

Earnings per share:
Basic	$.11	$.09	$.31	$.26

Diluted	$.11	$.09	$.31	$.26

Weighted-average shares outstanding for:
Basic	6,591	6,412	6,591	5,789

Diluted	6,770	6,412	6,729	5,789

Cash dividends per share	$.01	$—	$.03	$—

See Accompanying Notes to Condensed Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

For the Nine Months Ended September 30, 2003 and 2002

($ in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Unallocated ESOP Shares	Accumulated Other Compre- hensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2001	5,409,449	$54	$17,492	$1,121	$—	$(136)	$18,531

Comprehensive income:
Net earnings (unaudited)	—	—	—	1,477	—	—	1,477

Change in unrealized loss on securities available for sale, net of income taxes of $86 (unaudited)	—	—	—	—	—	151	151

Comprehensive income (unaudited)							1,628

Accretion of stock options for stock compensation programs (unaudited)	—	—	20	—	—	—	20

Issuance of common stock (unaudited)	1,181,889	12	4,259	—	—	—	4,271

Balance at September 30, 2002 (unaudited)	6,591,338	$66	$21,771	$2,598	$—	$15	$24,450

Balance at December 31, 2002	6,591,338	$66	$21,778	$3,180	—	$15	$25,039

Comprehensive income:
Net earnings (unaudited)	—	—	—	2,056	—	—	2,056

Change in unrealized gain on securities available for sale, net of income tax benefit of $191 (unaudited)	—	—	—	—	—	(316)	(316)

Comprehensive income (unaudited)							1,740

Accretion of stock options for stock compensation programs (unaudited)	—	—	10	—	—	—	10

Purchase of common shares for the ESOP Plan (unaudited)	—	—	—	—	(415)	—	(415)

Dividends paid, $.03 per share (unaudited)	—	—	—	(197)	—	—	(197)

Balance at September 30, 2003 (unaudited)	6,591,338	$66	$21,788	$5,039	$(415)	$(301)	$26,177

See Accompanying Notes to Condensed Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net earnings	$2,056	$1,477
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	409	340
Net amortization of premiums and discounts on securities	358	119
Net amortization of loan origination fees, costs, premiums and discounts	1,453	773
Amortization of mortgage servicing rights	433	375
Provision for loan losses	395	190
Accretion of stock option expense	10	20
Net increase in cash surrender value of life insurance policies	(89)	(96)
Proceeds from sale of loans held for sale	23,861	27,309
Loans originated for resale	(13,911)	(11,645)
Gain on sale of loans held for sale	(399)	(395)
Gain on sales of securities available for sale	(353)	(115)
Cash provided by (used in) resulting from changes in:
Accrued interest receivable	(81)	(392)
Other assets	(539)	472
Accrued interest payable	61	327
Official checks	257	(661)
Other liabilities	449	(1,145)

Net cash provided by operating activities	14,370	16,953

Cash flows from investing activities:
Purchase of securities available for sale	(34,639)	(14,559)
Proceeds from principal repayments and sale of securities available for sale	17,414	17,626
Loan principal repayments, net of originations	50,079	7,570
Purchase of loans	(121,817)	(56,062)
Purchase of premises and equipment	(2,202)	(1,855)
Purchase of Federal Home Loan Bank stock	(2,450)	—
Purchase of bank-owned life insurance	(3,400)	—
Net proceeds from sale of foreclosed assets	817	794

Net cash used in investing activities	(96,198)	(46,486)

Cash flows from financing activities:
Net increase in deposits	24,182	38,208
Net increase in Federal Home Loan Bank advances	38,000	2,200
Net increase (decrease) in line of credit	837	(1,800)
Principal repayments under capital lease obligation	(234)	(233)
Increase in guaranteed preferred beneficial interest in junior subordinated debentures	5,000	—
Issuance of common stock in connection with limited rights offering, net of offering costs	—	3,971
Purchase of common shares for the ESOP Plan	(415)	—
Dividends paid	(197)	—

Net cash provided by financing activities	67,173	42,346

Net (decrease) increase in cash and cash equivalents	(14,655)	12,813

Cash and cash equivalents at beginning of period	18,833	11,566

Cash and cash equivalents at end of period	$4,178	$24,379

(continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows, Continued

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2003	2002
Supplemental disclosure of cash flow information -
Cash paid during the period for:
Interest	$7,363	$7,928

Income taxes	$1,566	$664

Noncash transactions:
Foreclosed assets acquired in settlement of loans	$481	$793

Accumulated other comprehensive income, change in unrealized gain on securities available for sale, net of tax	$(316)	$151

Common stock issued in connection with capital land lease	$—	$300

Transfer of loans in portfolio to loans held for sale	$12,838	$15,550

Securitization of loans held for sale	$—	$3,310

Mortgage servicing rights recognized upon sale of loans held for sale	$175	$169

Premises and equipment under capital lease obligation	$1,500	$—

See Accompanying Notes to Condensed Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) Description of Business and Basis of Presentation

General. Federal Trust Corporation (“Federal Trust”) is a unitary savings and loan holding company. Federal Trust has two wholly-owned subsidiaries, Federal Trust Bank (the “Bank”) and Federal Trust Statutory Trust I (the “Trust”). Federal Trust’s primary investment, however, is the ownership of the Bank. The Bank is a federally-chartered stock savings bank that provides a wide range of banking services to individual and corporate customers through its six offices located in Orange, Seminole and Volusia Counties, Florida. The Bank opened its sixth branch office in Orange City, Volusia County, Florida during September 2003. The Trust was formed in September 2003 for the sole purpose of issuing $5,000,000 of trust preferred securities as more fully described in Note 6. The Bank has one wholly-owned subsidiary, FTB Financial Services, Inc., that was formed to provide investment services to customers of the Bank. In September 2003, FTB Financial Services, Inc. ceased operations and is currently inactive.

The condensed consolidated financial statements, include the accounts of Federal Trust, the Bank, the Trust and the Bank’s subsidiary (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (principally consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2003, the results of operations for the three- and nine-month periods ended September 30, 2003 and 2002 and cash flows for the nine-month periods ended September 30, 2003 and 2002. The results of operations for the three- and nine-month periods ended September 30, 2003, are not necessarily indicative of the results to be expected for the entire year ended December 31, 2003. These statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10 - KSB for the year ended December 31, 2002.

(2) Loans

The components of loans are summarized as follows (in thousands):

	At September 30, 2003	At December 31, 2002
Mortgage loans:
Residential (1)	$279,547	$246,234
Commercial	70,451	44,766
Construction	10,380	12,258

Total mortgage loans	360,378	303,258

Commercial loans	9,055	6,768
Consumer loans	989	969

Total loans	370,422	310,995

Add (deduct):
Allowance for loan losses	(2,520)	(2,110)
Net premiums, discounts, deferred fees and costs	3,228	2,902
Undisbursed portion of loans in process	(2,849)	(3,189)

Loans, net	$368,281	$308,598

(1)	Includes $4.9 million and $1.8 million of loans held for sale at September 30, 2003 and December 31, 2002, respectively.

(continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(2) Loans, Continued

The following is a summary of information regarding nonaccrual and impaired loans (in thousands):

	September 30, 2003	At December 31, 2002
Nonaccrual loans	$5,353	$5,579

Accruing loans past due ninety days or more	$—	$—

Total recorded investment in impaired loans	$7,449	$7,572

Recorded investment in impaired loans for which there is a related allowance for loan losses	$7,449	$7,572

Recorded investment in impaired loans for which there is no related allowance for loan losses	$—	$—

Allowance for loan losses related to impaired loans	$1,129	$1,144

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Interest income recognized and received on impaired loans	$21	$37	$60	$94

Average net recorded investment in impaired loans	$6,845	$4,824	$6,078	$4,209

The activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Balance at beginning of period	$2,461	$1,822	$2,110	$1,765
Provision for loan losses	70	30	395	190
Charge-offs	(13)	(46)	(30)	(159)
Recoveries	2	7	45	17

Balance at end of period	$2,520	$1,813	$2,520	$1,813

A provision for loan losses is charged to earnings based upon management’s evaluation of the potential losses in its loan portfolio. During the three and nine months ended September 30, 2003, management made provisions of $70,000 and $395,000, respectively, based on its evaluation of the loan portfolio, as compared to the provisions of $30,000 and $190,000, respectively, made in the comparable periods in 2002. Management believes that the allowance is adequate, primarily as a result of the overall quality, and the high percentage of residential single family home loans, in the portfolio.

(continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets and Tier I capital to average adjusted assets (as defined in the regulations). Management believes, as of September 30, 2003, that the Bank exceeds the minimum capital adequacy requirements to which it is subject.

In addition, as of September 30, 2003, the Bank met the requirements to be categorized as “well” capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain total risk-based, Tier I risk-based and Tier I leverage percentages as set forth in the table. There are no conditions or events since September 30, 2003 that management believes would change the institution’s categorization as well capitalized. The following table summarizes the capital thresholds for each prompt corrective action capital category. An institution’s capital category is based on whether it meets the threshold for all three capital ratios within the category. The Bank’s actual capital amounts and percentages are also presented in the table ($ in thousands).

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	%	Amount	%	Amount	%
At September 30, 2003:
Total capital (to risk-weighted assets)	$31,946	11.5%	$23,442	8.0%	$29,302	10.0%
Tier I capital (to risk weighted assets)	29,448	10.6	11,721	4.0	17,581	6.0
Tier I capital (to average adjusted assets)	29,448	6.8	17,388	4.0	21,735	5.0

(continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Weighted-average shares outstanding for basic earnings per share	6,591	6,412	6,591	5,789

Basic earnings per share	$.11	$.09	$.31	$.26

Total weighted-average shares outstanding for basic earnings per share computation	6,591	6,412	6,591	5,789

Additional dilutive shares using the average market value for the period utilizing the treasury stock method regarding stock options	179	—	138	—

Weighted-average shares and equivalents outstanding for diluted earnings per share	6,770	6,412	6,729	5,789

Diluted earnings per share	$.11	$.09	$.31	$.26

(continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(5) Federal Home Loan Bank Advances

A summary of advances from the Federal Home Loan Bank of Atlanta (“FHLB”) are as follows ($ in thousands):

Maturing During the Year Ending December 31,	Interest Rate		At September 30, 2003	At December 31, 2002
2003	6.39		$—	$5,000
2003	1.30	(1)	—	17,000
2003	1.30	(1)	10,000	—
2005	2.00		25,000	—
2006	1.24	(2)	5,000	—
2006	.54	(1)(2)	5,000	—
2007	5.22		2,200	2,200
2007	1.26	(2)	5,000	5,000
2008	1.98	(3)	5,000	—
2008	1.12	(4)	5,000	—
2008	1.01	(4)	5,000	—
2011	3.73	(5)	25,000	25,000

			$92,200	$54,200

(1)	Daily advance – rate adjusts daily.
(2)	FHLB has the option to call every three months.
(3)	FHLB has the option to call every three months beginning in January 2005.
(4)	FHLB has the option to call every three months beginning in June 2004.
(5)	FHLB has a one-time call option in December 2004.

The security agreement with FHLB includes a blanket floating lien requiring the Company to maintain qualifying first mortgage loans as pledged collateral in an amount equal to at least, when discounted at 75% of the unpaid principal balances, 100% of these advances. The FHLB stock is also pledged as collateral for these advances.

(6) Guaranteed Preferred Beneficial Interest in Junior Subordinated Debentures

On September 17, 2003, the Trust sold adjustable-rate Trust Preferred Securities due September 17, 2033 in the aggregate principal amount of $5,000,000 (the “Trust Preferred Securities”) in a pooled trust preferred securities offering. The interest rate on the Trust Preferred Securities adjusts quarterly, to a rate equal to the then current three-month London Interchange Bank Offering Rate (“LIBOR”), plus 295 basis points. In addition, Federal Trust contributed capital of $155,000 to the Trust for the purchase of the common securities of the Trust. The proceeds from these sales were paid to Federal Trust in exchange for $5,155,000 of its adjustable-rate Junior Subordinated Debentures (the “Debentures”) due September 17, 2033. The Debentures have the same terms as the Trust Preferred Securities. Federal Trust used a portion of the proceeds to pay down its line of credit. The sole asset of the Trust, the obligor on the Trust Preferred Securities, is the Debentures.

(continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(6) Guaranteed Preferred Beneficial Interest in Junior Subordinated Debentures, Continued

Federal Trust has guaranteed the Trust’s payment of distributions on, payments on any redemptions of, and any liquidation distribution with respect to, the Trust Preferred Securities. Cash distributions on both the Trust Preferred Securities and the Debentures are payable quarterly in arrears on March 17, June 17, September 17 and December 17 of each year. Issuance costs of approximately $65,000 associated with the Trust Preferred Securities have been capitalized by Federal Trust and are being amortized over ten years (in thousands).

Name	Trust Preferred Securities Outstanding at September 30, 2003	Prepayment Option Date
Federal Trust Statutory Trust I	$5,000	September 17, 2008

The Trust Preferred Securities are subject to mandatory redemption: (i) in whole, but not in part, upon repayment of the Debentures at stated maturity or, at the option of Federal Trust, their earlier redemption in whole upon the occurrence of certain changes in the tax treatment or capital treatment of the Trust Preferred Securities, or a change in the law such that the Trust would be considered an investment company; and (ii) in whole or in part at any time on or after September 17, 2008 contemporaneously with the optional redemption by Federal Trust of the Debentures in whole or in part. The Debentures are redeemable prior to maturity at the option of Federal Trust: (i) on or after September 17, 2008, in whole at any time or in part from time to time; or (ii) in whole, but not in part, at any time within 90 days following the occurrence and continuation of certain changes in the tax treatment or capital treatment of the Trust Preferred Securities, or a change in law such that the Trust would be considered an Investment Company, required to be registered under the Investment Company Act of 1940.

(7) Stock Option Plans

Federal Trust has two stock options plans. The Key Employee Stock Compensation Program (the “Employee Plan”) is authorized to issue up to 475,000 shares as either incentive stock options, compensatory stock options, stock appreciation rights or performance shares. All awards granted under the Employee Plan have been incentive stock options. These options have ten year terms and vest ratably over various terms up to five years. At September 30, 2003, Federal Trust had 137,554 shares remaining under the Employee Plan available for future grants.

The Directors’ Stock Option Plan (the “Director Plan”) is authorized to issue up to 140,000 shares. All options granted under the Director Plan have ten year terms, vest immediately and are not exercisable for a period of six months after the grant date. At September 30, 2003, Federal Trust had 36,939 shares remaining under the Director Plan available for future grants.

(continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(7) Stock Option Plans, Continued

During 1998, 350,000 options were granted under both stock option plans at an exercise price less than the then market price. This amount was being expensed over the related vesting periods of options still outstanding. These options were fully vested during the second quarter of 2003, consequently there was no compensation costs relating to these options during the three months ended September 30, 2003. Compensation costs relating to these options was approximately $7,000 for the three months September 30, 2002 and $10,000 and $20,000 for the nine months ended September 30, 2003 and 2002, respectively.

There were 15,000 stock options granted during the nine months ended September 30, 2003. There were no stock option transactions during the nine months ended September 30, 2002.

SFAS No. 123 requires pro forma fair value disclosures if the intrinsic value method is being utilized to calculate the fair value of options. For purposes of pro forma disclosures, the estimated fair value is included in expense in the period vesting occurs. The proforma information has been determined as if the Company had accounted for its stock options under the fair value method of SFAS No. 123. The Company accounts for its stock option plans under the recognition and measurement principles of APB No. 25. No stock-based employee compensation cost is reflected in net earnings, except for those options granted in 1998 as discussed above, as all stock options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates assumptions used in calculating the grant-date fair value and the effect on net earnings and basic and diluted earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation ($ in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Assumptions for grants during the period:
Risk-free rate of return	N/A	N/A	4.26%	N/A
Annualized dividend yield	N/A	N/A	.80%	N/A
Expected life of options	N/A	N/A	10 years	N/A
Expected stock volatility	N/A	N/A	33%	N/A

Grant-date fair value of options issued during the period	N/A	N/A	$2.23	N/A

Net earnings, as reported	$716	$559	$2,056	$1,477

Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax benefit	(9)	(14)	(28)	(41)

Proforma net earnings	$707	$545	2,028	1,436

Basic earnings per share:
As reported	$.11	$.09	$.31	$.26

Proforma	$.11	$.08	$.31	$.25

Diluted earnings per share:
As reported	$.11	$.09	$.31	$.26

Proforma	$.10	$.08	$.30	$.25

(8) Reclassifications

Certain amounts in the 2002 condensed consolidated financial statements have been reclassified to conform to the presentation for 2003.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Review by Independent Accountants

Hacker, Johnson & Smith PA, the Company’s independent accountants, have made a limited review of the financial data as of September 30, 2003, and for the three- and nine-month periods ended September 30, 2003 and 2002 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Independent Accountants’ Report

The Board of Directors

Federal Trust Corporation

Sanford, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of Federal Trust Corporation and Subsidiaries (the “Company”) as of September 30, 2003, the related condensed consolidated statements of earnings for the three- and nine-month periods ended September 30, 2003 and 2002 and the related condensed consolidated statements of stockholders’ equity and cash flows for the nine-month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA

Orlando, Florida

October 24, 2003

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Comparison of September 30, 2003 and December 31, 2002

General

Federal Trust Corporation (“Federal Trust”) is a unitary savings and loan holding company. Federal Trust has two wholly-owned operating subsidiaries, Federal Trust Bank (the “Bank”) and Federal Trust Statutory Trust I (the “Trust”). Federal Trust’s primary investment is the ownership of the Bank. The Bank is a federally-chartered stock savings bank that provides a wide range of banking services to individual and corporate customers through its six offices located in Orange, Seminole and Volusia Counties, Florida. The Bank opened its sixth branch office in Orange City, Volusia County, Florida during September 2003. The Trust was formed in September 2003 for the sole purpose of issuing $5,000,000 of trust preferred securities as more fully described in Note 6. The Bank has one wholly-owned subsidiary, FTB Financial Services, Inc., that was formed to provide investment services to customers of the Bank. In September 2003, FTB Financial Services, Inc., ceased operations and is currently inactive.

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

Capital Resources

During the nine months ended September 30, 2003, the Company’s primary source of funds consisted of net increases in Federal Home Loan Bank advances of $38.0 million and deposits of $24.2 million, principal repayments and sales of securities available for sale of $17.4 million, trust preferred securities of $5.0 million and net cash provided by operating activities of $14.4 million. The Company used its capital resources principally to purchase and originate loans, net of principal repayments of $71.7 million and to purchase securities available for sale of $34.6 million.

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

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

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

A summary of the amounts of the Company’s financial instruments, with off-balance sheet risk at September 30, 2003, follows (in thousands):

Contract Amount
Commitments to extend credit	$2,137

Unused lines of credit	$4,990

Standby letters of credit	$692

Loans in process	$2,849

Management believes the Company has adequate resources to fund all its commitments. At September 30, 2003, the Company had approximately $142.9 million in time deposits maturing in one year or less. Management also believes that, if so desired, it can adjust the rates on time deposits to retain or obtain new deposits in a changing interest rate environment.

Management believes the Bank was in compliance with all minimum capital requirements which it was subject to at September 30, 2003. See note 3 to the condensed consolidated financial statements.

Management is not aware of any trends, know demands, commitments or uncertainties which are expected to have a material impact on future operating results, liquidity or capital resources.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

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

	Three Months Ended September 30,
	2003			2002
	Average Balance	Interest and Dividends	Average Yield/ Cost	Average Balance	Interest and Dividends	Average Yield/ Cost
				($ in thousands)
Interest-earning assets:
Loans (1)	$367,314	$4,652	5.07%	$288,001	$4,543	6.31%
Securities	37,474	283	3.02	14,046	164	4.67
Other interest-earning assets (2)	6,666	46	2.76	19,436	110	2.26

Total interest-earning assets	411,454	4,981	4.84	321,483	4,817	5.99

Noninterest-earning assets	25,515			15,469

Total assets	$436,969			$336,952

Deposits and borrowings:
Noninterest-bearing demand deposits	$6,805	—	—	$6,117	—	—
Interest-bearing demand and money-market deposits	97,838	422	1.73	66,082	474	2.87
Savings deposits	9,425	35	1.49	4,715	33	2.80
Time deposits	182,118	1,129	2.48	177,777	1,665	3.75

Total deposits	296,186	1,586	2.14	254,691	2,172	3.41

Other borrowings (3)	103,615	620	2.39	50,210	627	5.00

Total deposits and borrowings	399,801	2,206	2.21	304,901	2,799	3.67

Noninterest-bearing liabilities	10,910			10,379
Stockholders’ equity	26,258			21,672

Total liabilities and stockholders’ equity	$436,969			$336,952

Net interest income		$2,775			$2,018

Interest-rate spread (4)			2.63%			2.32%

Net interest margin (5)			2.70%			2.51%

Ratio of average interest-earning assets to deposits and borrowings	1.03			1.05

(1)	Includes nonaccrual loans.
(2)	Includes Federal Home Loan Bank stock and interest-bearing deposits.
(3)	Includes Federal Home Loan Bank advances, line of credit, capital lease obligation and guaranteed preferred beneficial interest in subordinated debentures.
(4)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin is annualized net interest income divided by average interest-earning assets.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

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

	Nine Months Ended September 30,
	2003			2002
	Average Balance	Interest and Dividends	Average Yield/ Cost	Average Balance	Interest and Dividends	Average Yield/ Cost
				($ in thousands)
Interest-earning assets:
Loans (1)	$358,250	$14,486	5.39%	$269,715	$13,707	6.78%
Securities	33,907	839	3.30	15,424	485	4.19
Other interest-earning assets (2)	7,831	165	2.81	16,676	293	2.34

Total interest-earning assets	399,988	15,490	5.16	301,815	14,485	6.40

Noninterest-earning assets	22,210			17,317

Total assets	$422,198			$319,132

Deposits and borrowings:
Noninterest-bearing demand deposits	$7,094	—	—	$5,647	—	—
Interest-bearing demand and money-market deposits	91,827	1,354	1.97	52,975	1,122	2.82
Savings deposits	9,611	129	1.79	3,878	87	2.99
Time deposits	185,926	3,989	2.86	175,839	5,210	3.95

Total deposits	294,458	5,472	2.48	238,339	6,419	3.59
Other borrowings (3)	93,710	1,952	2.78	50,618	1,835	4.83

Total deposits and borrowings	388,168	7,424	2.55	288,957	8,254	3.81

Noninterest-bearing liabilities	8,422			10,167
Stockholders’ equity	25,608			20,008

Total liabilities and stockholders’ equity	$422,198			$319,132

Net interest income		$8,066			$6,231

Interest-rate spread (4)			2.61%			2.59%

Net interest margin (5)			2.69%			2.75%

Ratio of average interest-earning assets to deposits and borrowings	1.03			1.04

(1)	Includes nonaccrual loans.
(2)	Includes Federal Home Loan Bank stock and interest-bearing deposits.
(3)	Includes Federal Home Loan Bank advances, line of credit, capital lease obligation and guaranteed preferred beneficial interest in junior subordinated debentures.
(4)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin is annualized net interest income divided by average interest-earning assets.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended September 30, 2003 and 2002

General. The Company had net earnings for the three-month period ended September 30, 2003, of $716,000 or $.11 per basic and diluted share, compared to $559,000 or $.09 per basic and diluted share for the same period in 2002. The increase in net earnings was primarily due to an increase in net interest income, partially offset by a decrease in other income and an increase in other expense.

Interest Income. Interest income increased by $164,000 or 3.4% to $5.0 million for the three-month period ended September 30, 2003, from $4.8 million for the same period in 2002. Interest income on loans increased $109,000 to $4.7 million in 2003, primarily as a result of an increase in the average balance of loans outstanding from $288.0 million in 2002 to $367.3 million in 2003, partially offset by a decrease in the average yield earned on loans from 6.31% for the three-month period ended September 30, 2002, to 5.07% for the comparable period in 2003. Interest income on securities increased by $119,000 for the three-month period ended September 30, 2003, over the same period in 2002, primarily as a result of an increase in the average balance of securities owned, partially offset by a decrease in the average yield. Management expects the rates earned on the portfolio to fluctuate with the changes in market interest rates and with general market conditions.

Interest Expense. Interest expense decreased by $593,000 or 21.2% during the three-month period ended September 30, 2003, compared to the same period in 2002. Interest on deposits decreased $586,000 or 27.0% to $1.6 million in 2003 from $2.2 million in 2002, as a result of a decrease in the average cost of deposits from 3.41% for the three-month period ended September 30, 2002, to 2.14% for the comparable period in 2003, partially offset by an increase in average deposits outstanding from $254.7 million in 2002 to $296.2 million in 2003. Interest on other borrowings decreased to $620,000 in 2003 from $627,000 in 2002, primarily as a result of the decrease in the average rate paid on other borrowings from 5.00% in 2002 to 2.39% in 2003, mostly offset by an increase in the average amount of other borrowings outstanding from $50.2 million to $103.6 million. Management expects to continue to use FHLB advances and other borrowings as a liability management tool.

Provision for Loan Losses. A provision for loan losses is charged to earnings based upon management’s evaluation of the losses in its loan portfolio. During the quarter ended September 30, 2003, management recorded a provision for loan losses of $70,000 based on its evaluation of the loan portfolio, which was an increase of $40,000 from the same period in 2002. The allowance for loan losses at September 30, 2003 was $2.5 million or .68% of total loans outstanding, versus $2.1 million at December 31, 2002, or .68% of total loans outstanding. Management believes the allowance for loan losses at September 30, 2003 is adequate.

Other Income. Other income decreased $148,000 or 26.7% from $555,000 for the three-month period ended September 30, 2002, to $407,000 for the same period in 2003. The decrease in other income was primarily due to a decrease in gain on sale of securities available for sale, partially offset by an increase in gain on sale of loans held for sale. The Company did not sell any securities during the three months ended September 30, 2003. The increase in gain on sale of loans held for sale relates to the sale of a bulk loan package of residential loans to foreign national borrowers during the three-month period ended September 30, 2003.

Other Expense. Other expense increased $395,000 or 23.8% to $2.1 million for the three-month period ended September 30, 2003, from $1.7 million for the same period in 2002. Salaries and employee benefits increased $119,000 and occupancy expense increased $121,000 due to the staffing and opening of two branches in Orange City and Deltona, Florida in 2003, plus the Casselberry branch which opened in December 2002 and the overall growth of the Company.

Income Taxes. Income taxes for the three months ended September 30, 2003 was $339,000 (an effective rate of 32.1%), compared to $322,000 (an effective rate of 36.5%) for the same period in 2002. The decrease in the effective tax rate resulted from an increase in tax-exempt income.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Comparison of the Nine-Month Periods Ended September 30, 2003 and 2002

General. The Company had net earnings for the nine-month period ended September 30, 2003, of $2.1 million or $.31 per basic and diluted share, compared to $1.5 million or $.26 per basic and diluted share for the same period in 2002. The increase in net earnings was primarily due to increases in net interest income, partially offset by increases in the provision for loan losses and other expense.

Interest Income. Interest income increased by $1.0 million or 6.9% to $15.5 million for the nine-month period ended September 30, 2003, from $14.5 million for the same period in 2002. Interest income on loans increased $779,000 or 5.7% to $14.5 million in 2003 from $13.7 million in 2002, primarily as a result of an increase in the average amount of loans outstanding from $269.7 million in 2002 to $358.3 million in 2003, partially offset by a decrease in the average yield earned on loans from 6.78% for the nine-month period ended September 30, 2002, to 5.39% for the comparable period in 2003. Interest income on securities increased by $354,000 for the nine-month period ended September 30, 2003, over the same period in 2002, primarily as a result of an increase in the average balance of securities owned, partially offset by a decrease in the average yield. Management expects the rates earned on the portfolio to fluctuate with the changes in market interest rates and with general market conditions.

Interest Expense. Interest expense decreased by $830,000 or 10.1% during the nine-month period ended September 30, 2003, compared to the same period in 2002. Interest on deposits decreased $947,000 or 14.8% to $5.5 million in 2003 from $6.4 million in 2002, as a result of a decrease in the average cost of deposits from 3.59% for the nine-month period ended September 30, 2002, to 2.48% for the comparable period in 2003, partially offset by an increase in average deposits outstanding from $238.3 million in 2002 to $294.5 million in 2003. Interest on other borrowings increased to $2.0 million in 2003 from $1.8 million in 2002, primarily as a result of the increase in the average balance of other borrowings from $50.6 million for the nine-month period ended September 30, 2002 to $93.7 million for the comparable 2003 period, mainly offset by a decrease in the average rate paid on other borrowings from 4.83% in 2002 to 2.78% in 2003. Management expects to continue to use FHLB advances and other borrowings as a liability management tool.

Provision for Loan Losses. A provision for loan losses is charged to earnings based upon management’s evaluation of the losses in its loan portfolio. During the nine months ended September 30, 2003, management recorded a provision for loan losses of $395,000 based on its evaluation of the loan portfolio, which was a increase of $205,000 from the same period in 2002, primarily as a result of the increase in total loans outstanding. The allowance for loan losses at September 30, 2003, was $2.5 million or .68% of total loans outstanding, versus $2.1 million at December 31, 2002, or .68% of total loans outstanding. Management believes the allowance for loan losses at September 30, 2003 is adequate.

Other Income. Other income increased $16,000 or 1.0%. The increase in other income was primarily due to an increase of $238,000 in gain on sale of securities available for sale, partially offset by a decrease of $208,000 in other income. The gain on sale of securities available for sale resulted from the Company’s decision to sell several securities during the period. The decrease in other income relates to a decrease in servicing income due to the Company’s decision to engage a third party servicer of its residential mortgage loans during 2003.

Other Expense. Other expense increased $909,000 or 16.9% to $6.3 million for the nine-month period ended September 30, 2003, from $5.4 million for the same period in 2002. Salary and employee benefits increased $317,000 and occupancy expense increased $194,000 due to the staffing and opening of the branches in Orange City and Deltona, Florida in 2003, plus the Casselberry branch which opened in December 2002 and the overall growth of the Company.

Income Taxes. Income taxes for the nine months ended September 30, 2003, was $989,000 (an effective rate of 32.5%), compared to $831,000 (an effective rate of 36.0%) for the same period in 2002. The decrease in the effective tax rate resulted from an increase in tax-exempt income.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which Federal Trust Corporation or its subsidiaries is a party or to which any of their property is subject.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits. The following exhibits are incorporated by reference into this report. The exhibits which are marked by a single asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from the Company’s Registration Statement on form SB-1, as effective with the Securities and Exchange Commission (“SEC”) on October 7, 1997, Registration No. 333-30883. The exhibits which are marked by a double asterisk (**) were previously filed with the SEC, and are hereby incorporated by reference from the Company’s 1998 Definitive Proxy Statement. The exhibits which are marked with a triple asterisk (***) were previously filed with the SEC, and are hereby incorporated by reference from the Company’s 1999 Definitive Proxy Statement. The exhibits which are marked with a quadruple asterisk (****) were previously filed with the SEC, and are hereby incorporated by reference from the Company’s 1999 10-KSB. The exhibits which are marked with a quintuple asterisk (*****) were previously filed with the SEC, and are hereby incorporated by reference from the Company’s June 30, 2002 Form 10-QSB. The exhibit numbers correspond to the exhibit numbers in the referenced documents.

Exhibit No.	Description of Exhibit
* 3.1	1996 Amended Articles of Incorporation and the 1995 Amended and Restated Articles of Incorporation of Federal Trust
* 3.2	1995 Amended and Restated Bylaws of Federal Trust
** 3.3	1998 Articles of Amendment to Articles of Incorporation of Federal Trust
*** 3.4	1999 Articles of Amendment to Articles of Incorporation of Federal Trust
* 4.0	Specimen of Common Stock Certificate
****10.1	Amended Employment Agreement By and Among Federal Trust, the Bank and James V. Suskiewich
****10.2	First Amendment to the Amended Employment Agreement By and Among Federal Trust, the Bank and James V. Suskiewich
****10.3	Amended Employment Agreement By and Among Federal Trust, the Bank and Aubrey W. Wright, Jr.
***** 10.4	Amendment to Federal Trust 1998 Key Employee Stock Compensation Program
***** 10.5	Amendment to Federal Trust 1998 Directors’ Stock Option Plan
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K. On July 25, 2003, the Company filed a Form 8-K announcing that the Company issued a press release of its second quarter earnings.

On August 11, 2003, the Company filed a Form 8-K announcing that the Company issued a press release of a third quarter dividend declaration.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDERAL TRUST CORPORATION
(Registrant)

Date: November 4, 2003	By:	/s/ James V. Suskiewich
James V. Suskiewich
President and Chief Executive Officer

Date: November 4, 2003	By:	/s/ Gregory E. Smith
Gregory E. Smith
Executive Vice President and Chief Financial Officer