Form 10KSB
period 2003-12-31
FEDERAL TRUST CORP
filed 2004-03-30
CIK 842640

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003	Commission File Number 33-27139

FEDERAL TRUST CORPORATION

(Exact name of registrant as specified in its charter)

Florida	59-2935028
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

312 West 1st Street Sanford, Florida	32771
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (407) 323-1833

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Revenues for the fiscal year ended December 31, 2003: $23,279,000

The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant (4,161,747 shares) on March 24, 2004, was approximately $32,211,922. The average bid and ask price of Registrant’s common stock on March 24, 2004 was $7.74 per share. For the purposes of this response, directors, officers and holders of 5% or more of the Registrant’s common stock are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant’s common stock, as of March 9, 2004 was 6,661,813 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

1.	Portions of the Proxy Statement for the 2004 Annual Meeting of Shareholders filed electronically with the Securities and Exchange Commission on or about April 15, 2004. (Part III)

Federal Trust Corporation and Subsidiary (“Registrant”).

(1)	The material required by Items 9 through 11 and item 14 is hereby incorporated by reference from Registrant’s definitive Proxy Statement, pursuant to Instruction E 3 of Form 10-KSB.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

Federal Trust Corporation (“Federal Trust”) was organized in February 1989 for the purpose of becoming the unitary savings and loan holding company of Federal Trust Bank (the “Bank”), a federally-chartered stock savings bank. Federal Trust, the Bank and the Bank’s subsidiaries are collectively referred to herein as the “Company”. The Company’s headquarters are located in Sanford, Florida. Federal Trust conducts business as a savings and loan holding company, and its principal asset is the capital stock of the Bank. As a savings and loan holding company, Federal Trust has greater flexibility than the Bank to diversify and expand its business activities, either through newly formed subsidiaries or through acquisitions.

Federal Trust is a legal entity separate from the Bank. Federal Trust’s executive offices are located at 312 West 1st Street, Sanford, Florida 32771, and its telephone number is (407) 323-1833. The principal source of Federal Trust’s revenues on an unconsolidated basis is earnings of the Bank. Various regulatory restrictions and tax considerations limit, directly or indirectly, the amount of dividends the Bank can pay to Federal Trust. In addition, federal law restricts the Bank in the making of investments in or loans to Federal Trust or its affiliates. See “Regulation and Supervision.”

In September 2003, Federal Trust Statutory Trust I (the “Statutory Trust I”) was formed for the sole purpose of issuing $5,000,000 of trust preferred securities. In accordance with Financial Accounting Standards Interpretation No. 46 “Consolidation of Variable Interest Entities” (as revised December 2003), Federal Trust accounts for the Statutory Trust under the equity method of accounting.

Subsidiary

The Bank is chartered as a Federal-stock savings bank and is primarily engaged in the business of obtaining funds in the form of deposits and Federal Home Loan Bank (“FHLB”) advances and investing such funds in permanent loans on residential and to a lesser extent commercial real estate, in various types of commercial, construction and consumer loans and in investment securities.

The Federal Deposit Insurance Corporation (“FDIC”), an agency of the United States Government, insures through the Savings Association Insurance Fund (“SAIF”), all depositors of the Bank up to $100,000 in accordance with the rules and regulations of the FDIC. The Bank is subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision (“OTS”) and the FDIC, which is intended primarily for the benefit of depositors. See “Regulation and Supervision.”

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

A variety of factors impact the carrying value of the loan portfolio including the calculation of the allowance for loan losses, the valuation of underlying collateral, the timing of loan charge-offs and the amount and amortization of loan fees and deferred origination costs.

We believe that the determination of the allowance for loan losses represents a critical accounting policy. The allowance for loan losses is maintained at a level management considers to be adequate to absorb probable loan losses inherent in the portfolio, based on evaluations of the collectibility and historical loss experience of loans. Credit losses are charged and recoveries are credited to the allowance. Provisions for loan losses are based on our review of the historical loan loss experience and such factors which, in management’s judgment, deserve consideration under existing economic conditions in estimating probable credit losses. The allowance is based on ongoing assessments of the probable estimated losses inherent in the loan portfolio. Our methodology for assessing the appropriate allowance level consists of several key elements described below.

Larger commercial loans that exhibit probable or observed credit weaknesses are subject to individual review. Where appropriate, reserves are allocated to individual loans based on our estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flows, and available legal options. Included in the review of individual loans are those that are impaired as provided in Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” as amended. Any specific reserves for impaired loans are measured based on the fair market value of the underlying collateral. We evaluate the collectibility of both principal and interest when assessing the need for a special reserve. Historical loss rates are applied to other commercial loans not subject to specific reserve allocations.

Homogenous loans, such as installment and residential mortgage loans, are not individually reviewed by management. Reserves are established for each pool of loans based on the expected net charge-offs. Loss rates are based on the average net charge-off history by loan category.

Historical loss rates for commercial and consumer loans may be adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions or loss recognition. Factors which management considers in the analysis include the effects of the local economy, trends in the nature and volume of loans (delinquencies, charge-offs, nonaccrual and problem loans), changes in the internal lending policies and credit standards, collection practices, and examination results from bank regulatory agencies and our internal credit review function. An unallocated reserve is maintained to recognize the imprecision in estimating and measuring loss when evaluating reserves for individual loans or pools of loans. Specific reserves on individual loans and historical loss rates are reviewed throughout the year and adjusted as necessary based on changing borrower and collateral conditions and actual collection and charge-off experience.

Based on the procedures discussed above, management believes that allowance for loan losses were adequate to absorb estimated loan losses associated with the loan portfolio at December 31, 2003. Actual results could differ from these estimates. However, since the allowance is affected by management’s judgment and uncertainties, there is the likelihood that materially different amounts would be reported under different conditions or assumptions. To the extent that the economy, collateral values, reserve factors, or the nature and volume of problem loans change, we may need to adjust the provision for loan losses. Material additions to our provision for loan losses would result in a decrease in net earnings and capital.

The allowance for loan losses is also discussed as part of “Results of Operations” and in Note 3 to the consolidated financial statements. The significant accounting policies are discussed in Note 1 to the consolidated financial statements.

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

Strategy

Our current operating strategy includes residential and commercial real estate, commercial and consumer loan origination, bulk loan/asset purchases and core deposit generation in the local community along with wholesale funding, if needed, to obtain deposits at a lower rate than our local market is willing to provide. Adjustable rate loans are originated and purchased to help us manage our interest rate spreads. The real estate lending emphasis is on origination of residential loans in our market area, retaining loans appropriate for portfolio and selling other originated loans into the secondary market. We also purchase residential loan packages on properties throughout the United States to help diversify our risk. To the extent possible, we attempt to control interest rates paid on deposits; however, outside factors such as economic, environmental, competitive and liquidity needs will have an effect on the cost of deposits. Our principal sources of earnings are interest on loans, securities, and overnight deposits, fees on checking accounts and sales of loans held for sale. Our principal expenses are interest paid on deposits and other borrowings and operating expenses.

Market Area and Competition

The Company has six offices: in Sanford, Winter Park, New Smyrna Beach, Casselberry, Deltona and Orange City Florida. Sanford, which is located approximately 20 miles northeast of downtown Orlando, is the second largest city in Seminole County with a population estimated at 36,000. Winter Park, a city of 25,000 residents, is located 13 miles southeast of Sanford and approximately 7 miles northeast of downtown Orlando, in the heart of the greater metropolitan Orlando area which encompasses Orange, Seminole, Lake, and Osceola Counties in central Florida. The total population of the four County area is estimated at $1.6 million, with the majority in Orange and Seminole Counties. New Smyrna Beach is located in Volusia County on the Atlantic Ocean approximately 33 miles northeast of our Sanford office and 15 miles south of Daytona Beach, Florida. Casselberry is located in Seminole County between our Sanford and Winter Park Offices. Deltona and Orange City are both located in Volusia County along the Interstate 4 corridor between Orlando and Daytona Beach. The Company’s administrative and operation offices are in Sanford.

Our primary market area is Orange, Seminole and Volusia Counties, and to a lesser extent Lake and Osceola Counties. Although best known as a tourist destination, with over 20 million visitors a year, the Central Florida area has become a center for industries such as aerospace and defense, electro-optics and lasers, computer simulated training, computer networking and data management. In addition, motion picture production, professional and amateur sports, and distribution make the local economy more diverse each year. Many companies, including some in the Fortune 500, have chosen the greater Orlando area as a base for corporate, regional, and divisional headquarters. The area is also home to the University of Central Florida with an enrollment of 36,000, one of the fastest growing schools in the state university system, as well as Valencia Community College and Seminole Community College whose combined enrollment exceeds 85,000. Winter Park is home to Rollins College, the oldest college in Florida founded in 1885.

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

Lending Activities

General. Until recently, our primary lending activity was the acquisition and the origination of government insured or guaranteed or conventional loans for the purchase or construction of residential real property, which loans are secured by first liens on such property. Conventional loans are loans which are not insured by the Federal Housing Administration (“FHA”) or partially guaranteed by the Veterans Administration (“VA”). Within this category, the largest portion of our loans are made to homeowners on the security of single-family dwellings. As part of our corporate strategy more emphasis is being placed on making commercial real estate, commercial business, and residential development and lot loans. To a lesser extent, we also make home equity, and other consumer loans.

Credit Risk. The Bank’s primary business is the origination and acquisition of loans to families and small businesses. That activity entails potential credit losses, the magnitude of which depends on a variety of economic factors affecting borrowers which are beyond the control of the Bank. While the Bank has instituted guidelines and credit review procedures to protect it from credit losses, some losses may inevitably occur.

Short-term balloon mortgage loans are sometimes used to allow borrowers the option of waiting until interest rates are more favorable for a long term fixed rate loan. If interest rates rise, these loans may require renewals if borrowers fail to qualify for a long term fixed rate loan at maturity and there is no assurance that a borrower’s income will be sufficient to service the renewal. Management recognizes the risks associated with this type of lending, but we believe that the policies and procedures that we have in place lowers the general risk.

Loan Portfolio Composition. Our net loan portfolio, which is total loans plus premiums paid for loans purchased less loans in process, deferred loan origination fees and costs and allowance for loan losses, totaled $398.4 million at December 31, 2003, representing 85% of total assets at such date. At December 31, 2002, our net loan portfolio was $308.6 million or 84% of total assets.

Residential mortgage loans, not including construction loans, still comprise the largest group of loans in our loan portfolio, amounting to $302.1 million or 75.4% of the total loan portfolio at December 31, 2003. We offer fixed-rate and ARM loans with maturities up to 30 years. As of December 31, 2003, approximately 86% of these loans were ARM loans and 14% of these loans were fixed-rate. Fixed-rate loans are generally underwritten to secondary market standards to insure liquidity and interest rate risk protection.

Commercial real estate loans, including land loans, amounted to $78.2 million or 19.5% of the total loan portfolio at December 31, 2003. Commercial real estate loans consist of $47.4 million of loans secured by other non-residential property and $30.8 million of loans secured by undeveloped land as of December 31, 2003.

Construction loans amounted to $7.1 million or 1.8% of total loans. The Company makes residential and commercial real estate construction loans usually on property throughout central Florida.

At December 31, 2003, consumer loans, consisting of installment loans and savings account loans, amounted to $864,000 or .2% of the total loan portfolio.

Commercial loans at December 31, 2003, amounted to $12.4 million, or 3.1% of total loans. Commercial loans are generally secured by the assets of the borrower including accounts receivable, inventory, and fixed assets, including company owned real estate and are usually also guaranteed by the owners.

The following table sets forth information on our loan portfolio by type.

	At December 31,
	2003		2002		2001		2000		1999
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	($ in thousands)
Mortgage loans:
Residential	$302,083	75.4%	$246,234	79.2%	$203,729	74.3%	$164,387	70.4%	$141,137	71.9%
Commercial	78,209	19.5	44,766	14.4	32,315	11.8	28,343	12.1	20,981	10.7
Construction	7,079	1.8	12,258	3.9	32,212	11.7	35,014	15.0	31,518	16.1

Total mortgage loans	387,371	96.7	303,258	97.5	268,256	97.8	227,744	97.5	193,636	98.7
Consumer loans	864.2		969.3		3,111	1.1	4,436	1.9	2,676	1.3
Commercial loans	12,389	3.1	6,768	2.2	3,078	1.1	1,505	0.6	—	—

Total loans	400,624	100.0%	310,995	100.0%	274,445	100.0%	233,685	100.0%	196,312	100.0%

Add (deduct):
Loans in process	(2,790)		(3,189)		(10,813)		(10,885)		(9,967)
Net premiums, discounts, deferred fees and costs	3,346		2,902		2,320		1,729		1,753
Allowance for loan losses	(2,779)		(2,110)		(1,765)		(1,634)		(1,438)

Net loans	$398,401		$308,598		$264,187		$222,895		$186,660

Contractual Repayments. Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of loans is substantially less than their average contractual terms because of prepayments. In addition, due-on-sale clauses on loans generally give the Company the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgages are substantially higher than current mortgage loan rates. As of December 31, 2003, the Company had $7.1 million in construction loans, the majority of which mature in one year or less.

The following table shows the contractual maturities of the Bank’s loan portfolio at December 31, 2003. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. The table does not include prepayments or scheduled principal repayments.

	Mortgage Loans		Consumer Loans	Commercial Loans	Total Loans Receivable
	Residential	Other
	(In thousands)
Amounts due:
Within 1 year	$5,364	5,872	244	8,062	19,542

1 to 3 years	223	20,557	32	975	21,787
3 to 5 years	763	35,045	511	3,352	39,671
5 to 10 years	29,024	10,562	77	—	39,663
10 to 20 years	14,949	4,478	—	—	19,427
Over 20 years	251,760	8,774	—	—	260,534

Total due after 1 year	296,719	79,416	620	4,327	381,082

Total amounts due	$302,083	85,288	864	12,389	400,624

Loans Due After December 31, 2004. The following table sets forth at December 31, 2003, the dollar amount of all loans due after December 31, 2004, classified according to whether such loans have fixed or adjustable interest rates.

	Due after December 31, 2004
	Fixed	Adjustable	Total
	(In thousands)
Mortgage loans:
Residential	$49,126	247,593	296,719
Other	34,109	45,307	79,416
Consumer loans	362	258	620
Commercial loans	4,327	—	4,327

Total	$87,924	293,158	381,082

Purchase, Origination, and Sale of Loans. Historically, Florida has experienced a rate of population growth in excess of national averages. However, the real estate development and construction industries in Florida have been sensitive to cyclical changes in economic conditions and the demand for and supply of residential units. Our real estate mortgage loan origination volume could be affected by changes in interest rates and in the real estate development and construction industries.

Our loan portfolio consists of purchased and originated loans. When loans are acquired in the secondary market, we generally purchase loan packages of $5 million to $25 million of single-family residential mortgages, comprised of new and seasoned ARM loans. While we prefer to purchase loan packages comprised of Florida real estate, because of pricing and the limited number of Florida loan packages that are available, we also purchase packages of loans outside of Florida. The loan packages undergo an individual loan underwriting review prior to closing.

Loans that we originate are generally on real estate located in our primary lending area of central Florida. Sources for residential mortgage loan originations include direct solicitation by employed loan originators, depositors, other existing customers, advertising and referrals from real estate brokers, mortgage brokers and developers. Our residential mortgage loans are originated in accordance with written underwriting standards approved by the Board of Directors. Most fixed rate loan originations are eligible for sale to Fannie Mae and other investors in the secondary market. On occasion, we have also participated and sold whole loans and loan packages.

Consumer loan originations are attributable largely to depositors and walk-in customers and referrals, while commercial and commercial real estate loan originations are primarily attributable to Bank loan officers and referrals. All of the Bank’s loan applications are evaluated by the Bank’s staff at the administrative and operations office in Sanford to ensure compliance with our underwriting standards. See “Lending Activities - Loan Portfolio Composition - Loan Underwriting Policies.”

The following table sets forth the amount of loans originated, purchased, sold and repaid during the periods indicated (in thousands).

	For the Year Ended December 31,
	2003	2002	2001	2000	1999
Originations:
Mortgage loans:
Loans on existing property	$55,310	$79,373	$70,969	$56,575	$29,804
Construction loans	9,787	27,674	64,437	41,513	22,670

Total mortgage loans	65,097	107,047	135,406	98,088	52,474

Commercial loans	12,373	33,077	5,751	14,834	9,311
Consumer loans	701	529	2,469	2,161	1,108

Total loans originated	78,171	140,653	143,626	115,083	62,893

Purchases	176,828	97,897	53,933	29,802	55,177

Total loans originated and purchased	$254,999	$238,550	$197,559	$144,885	$118,070

Sales and principal repayments:
Loans sold	(39,560)	(28,072)	(33,764)	(24,598)	(30,431)
Principal repayments	(125,810)	(173,928)	(123,035)	(82,914)	(50,773)

Total loans sold and principal repayments	$(165,370)	$(202,000)	$(156,799)	$(107,512)	$(81,204)

Increase in total loans (before net items)	$89,629	$36,550	$40,760	$37,373	$36,866

Loan Underwriting. Lending activities are subject to strict underwriting standards and loan origination procedures prescribed by our Board of Directors and management. Loan applications are obtained to determine the borrower’s ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. Our lending policy for real estate loans generally requires that collateral be appraised by an independent, outside appraiser approved by the Board of Directors.

Loans are approved at various management levels up to and including the Board of Directors. Loan approvals are made in accordance with a “Chart of Delegated Authority” approved by our Board of Directors. Generally, loans less than $300,000 are approved by authorized officers and underwriters. Loans in excess of $300,000 to $2,000,000 require the concurrence of three or more authorized officers. Loans greater than $2,000,000 require approval of the Loan Committee. For loan approvals, the aggregate loans to the borrower and their related interest are used for determination of the appropriate lending authority required for any new loans or renewals.

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

We are permitted to lend up to 100% of the appraised value of real property securing a mortgage loan. However, if the amount of a conventional, residential loan (including a construction loan or a combination construction and permanent loan) originated or refinanced exceeds 90% of the appraised value, federal regulations require that private mortgage insurance be obtained on that portion of the principal amount of the loan that exceeds 80% of the appraised value of the property. We originate single family residential mortgage loans up to a 97% loan-to-value ratio if the required private mortgage insurance is obtained. Loans over 97% loan-to-value ratio, if originated, would be under special community support programs or one of the Federal Housing Administration, Veterans Administration or USDA Rural Housing Service or insurance programs. The loan-to-value ratio on a home loan secured by a junior lien generally does not exceed 100%, including the amount of the first mortgage on the collateral. With respect to home loans granted for construction or combination construction/permanent financing, we will lend up to 95% of the appraised value of the property on an “as completed” basis. The loan-to-value ratio on multi-family residential and commercial real estate loans is generally limited to 80% of value. Consumer loans are considered to be loans to natural persons for personal, family or household purposes, and these loans may be unsecured, secured by personal property or secured by liens on real estate which, when aggregated with prior liens, equals or exceeds the appraised value of the collateral property.

The maximum amount that could have been loaned by the Bank to one borrower and the borrower’s related entities at December 31, 2003, was approximately $4.7 million. We have no loans in our portfolio that exceed our loans to one borrower limit.

Federal regulations also permit by the Bank to invest, in the aggregate, up to four times our regulatory capital in loans secured by non-residential or commercial real estate. At December 31, 2003, this limit allowed us to invest in non-residential or commercial real estate loans in an aggregate amount up to $124.6 million. At such date, we had $78.2 million in loans secured by non-residential or commercial real estate.

Income from Lending Activities/Loan Servicing. Fees are earned in connection with loan commitments and originations, loan modifications, late payments, assumptions related to changes of property ownership and for miscellaneous services related to loans. We also receive fees for servicing loans owned by others. At December 31, 2003, we were servicing $92.7 million in loans for other institutions, which produces servicing income, net of amortization of mortgage servicing rights. Income from these activities varies from period to period with the volume and type of loans originated, sold and purchased, which in turn is dependent upon prevailing mortgage interest rates and their effect on the demand for loans in the Company’s market area. During 2003, the Company made a strategic decision to have a third party begin servicing our residential mortgage loans on behalf of the Company. This third party charges standard servicing and administration fees for these services.

Loan fees and direct costs typically are charged at the time of loan origination and may be a flat fee or a percentage of the amount of the loan. Under current accounting standards such fees cannot typically be recognized as income and are deferred and taken into income over the contractual life of the loan, using a level yield method. If a loan is prepaid or refinanced, all remaining deferred fees with respect to such loan are taken into income at that time.

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

If foreclosure is effected, the property is sold at a public auction in which we may participate as a bidder. If we are the successful bidder, the acquired real estate property is then included in our “foreclosed assets” account until it is sold. Under federal regulations, we are permitted to finance sales of foreclosed assets by “loans to facilitate”, which may involve more favorable interest rates and terms than generally would be granted under our underwriting guidelines. At December 31, 2003, the Company had no loans to facilitate.

Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued, but unpaid interest is deducted from interest income. Our policy is to not accrue interest on loans past due 90 days or more.

Assets acquired as a result of foreclosure or by deed-in-lieu of foreclosure are classified as foreclosed assets until they are sold. When assets are acquired, they are recorded at the lower of cost or fair value less estimated selling costs at the date of acquisition and any write-down resulting therefrom, is charged to the allowance for losses on loans.

The following table sets forth certain information regarding our non-accrual loans and foreclosed assets, the ratio of such loans and foreclosed assets to total assets as of the date indicated, and certain other related information. There were no troubled debt restructuring or accruing loans more than 90 days delinquent at any of the dates presented ($ in thousands).

	At December 31,
	2003	2002	2001	2000	1999
Non-accrual loans:
Mortgage:
Construction	$229	$293	$418	$248	$—
Residential	6,167	5,221	2,629	1,999	2,027
Commercial	—	—	481	773	629

Total mortgage	6,396	5,514	3,528	3,020	2,656

Commercial loans	—	—	39	—	—
Consumer loans	—	65	22	23	—

Total non-accrual	$6,396	$5,579	$3,589	$3,043	$2,656

Total non-accrual loans to total loans	1.6%	1.8%	1.3%	1.4%	1.4%

Total non-accrual loans to total assets	1.4%	1.5%	1.2%	1.2%	1.3%

Total allowance for loss to total non-accrual loans	43.4%	37.8%	49.2%	53.7%	54.1%

Foreclosed assets:
Assets acquired by foreclosure	$1,007	$858	$714	$431	$295

Total foreclosed assets	$1,007	$858	$714	$431	$295

Total non-accrual loans and foreclosed assets to total assets	1.6%	1.7%	1.4%	1.4%	1.4%

At December 31, 2003, the Bank had no accruing loans which were contractually past due 90 days or more as to principal and interest and no troubled debt restructurings as defined by Statement of Financial Accounting Standards No. 15. Nonaccrual loans for which interest has been reduced totaled approximately $6.4 million, $5.6 million and $3.6 million at December 31, 2003, 2002 and 2001, respectively. For the year ended December 31, 2003, interest income that would have been recorded under the original terms of nonaccrual loans and interest income actually recognized is summarized below (in thousands):

Interest income that would have been recorded	$468
Interest income recognized	(111)

Interest income foregone	$357

Classified Assets – Potential Problem Loans. Federal regulations and the Bank’s policy require the classification of loans and other assets, such as debt and equity securities, considered to be of lesser quality as “substandard”, “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full”, on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. In addition, the Bank’s policies require that assets which do not currently expose the insured institution to sufficient risk to warrant classification as substandard but possess other weaknesses are designated “special mention” by management.

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

No assets were classified “doubtful” or “loss” at December 31, 2003. The following table sets forth information concerning the number and dollar amount of assets classified as “special mention” or “substandard” at December 31, 2003:

	Special Mention		Substandard
	Number	Amount	Number	Amount
	($ in thousands)
Loans	8	$1,128	78	$8,249

Provisions for Loan Losses

A provision for loan losses is generally charged to earnings based upon management’s evaluation of the inherent losses in our loan portfolio. During 2003, our gross loans increased by $89.8 million and management charged $650,000 to our provision for loan losses. Also during 2003, we recognized $31,000 in charge-offs against our allowance but collected $50,000 in recoveries from prior charge-offs.

Although we believe that our present allowance for loan losses is adequate as of December 31, 2003, the provisions are based on the current and anticipated future operating conditions, thereby causing these estimates to be susceptible to changes that could result in a material adjustment to results of operations in the near term. The amount needed in the allowance for loan losses is based on the particular circumstances of the individual non-performing loans, including the type, amount, and value of the collateral, if any. In addition, the overall composition and amount of the performing loans in the portfolio at the time of evaluation is considered to determine the adequacy of the allowance, and, as a result, will vary over time. Although more emphasis is being placed on originating new commercial real estate loans, the composition of our loan portfolio continues to be concentrated primarily on residential mortgage loans, which tend to have a lower risk of loss. Loan repayments are dependent on loan underwriting and also on economic, operating and other conditions that may be beyond the Bank’s control. Therefore, actual losses in future periods could differ materially from amounts provided in the current period and could result in a material adjustment to operations.

In addition to the continuing internal assessment of the loan portfolio, our loan portfolio is also subject to examination by the Company’s primary regulator, the OTS, which will periodically review the loan portfolio and access the adequacy of the allowance for loan losses.

During 2003, our total non-accrual loans increased by approximately $817,000.

Allowance for Losses on Loans

When establishing our allowance for loan losses, a number of factors are considered. For loan loss purposes, the loan portfolio is segregated into the following broad segments: residential real estate loans to United States citizens; residential real estate loans to foreign borrowers; commercial real estate loans; and commercial business loans and other loans. A general allowance for losses is then provided for each of the aforementioned categories, which consists of two components. General loss percentages are calculated based upon historical analyses. A supplemental portion of the allowance is calculated for inherent losses which probably exist as of the evaluation date even though they might not have been identified by the more objective processes used for the portion of the allowance described above. This is due to the risk of error and/or inherent imprecision in the process. This portion of the allowance is particularly subjective and requires judgments based on qualitative factors which do not lend themselves to exact mathematical calculations such as; trends in delinquencies and nonaccruals; migration trends in the portfolio; trends in volume, terms, and portfolio mix; new credit products and/or changes in the geographic distribution of those products; changes in lending policies and procedures; loan review reports on the efficacy of the risk identification process; changes in the outlook for local, regional and national economic conditions; concentrations of credit; and peer group comparisons.

Specific allowances are provided in the event that the specific collateral analysis on each classified loan indicates that the probable loss upon liquidation of collateral would be in excess of the general percentage allocation. The provision for loan losses is debited or credited in order to bring the allowance for loan losses to the required level as determined above.

The allowance for loan losses at December 31, 2003 was $2.8 million, or 43.4% of non-performing loans and .70% of total loans net of loans in process (“LIP”) compared to $2.1 million, or 37.8% of non-performing loans and .69% of total loans net of LIP at December 31, 2002. The allowance at December 31, 2003 consisted of reserves for the performing loans in the portfolio and reserves against certain loans based on management’s evaluation of these loans. As the amount of commercial loans in the portfolio increases, the allowance will be adjusted accordingly.

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

	At December 31,
	2003	2002	2001	2000	1999
Average loans outstanding, net of LIP	$366,488	$279,934	$245,069	$214,755	$176,152

Allowance at beginning of year	2,110	1,765	1,634	1,438	1,136

Charge-offs:
Residential real estate loans	(30)	(173)	(211)	(150)	(36)
Construction loans	—	(10)	(27)	—	—
Commercial real estate loans	—	—	—	—	(3)
Commercial loans	—	(39)	(187)	—	—
Consumer loans	(1)	(36)	—	—	—

Total loans charged-off	(31)	(258)	(425)	(150)	(39)

Recoveries	50	158	16	17	21

Net recoveries (charge-offs)	19	(100)	(409)	(133)	(18)
Provision for loan losses	650	445	540	329	320

Allowance at end of year	$2,779	$2,110	$1,765	$1,634	$1,438

Ratio of net (recoveries) charge-offs to average loans outstanding	(.01)%	.04%	.17%	.06%	.01%

Ratio of allowance to period-end total loans, net of LIP	.70%	.69%	.67%	.73%	.77%

Period-end total loans, net of LIP	$397,834	$307,806	$263,632	$222,800	$186,660

The following table represents information regarding the Company’s total allowance for losses, as well as the allocation of such amounts to the various categories of loans ($ in thousands).

	At December 31,
	2003		2002		2001		2000		1999
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
Residential real estate loans	$1,886	75.4%	$1,409	79.2%	$1,097	74.3%	$723	70.4%	$713	71.9%
Commercial and commercial real estate loans	825	22.6	566	16.6	456	12.9	750	12.7	550	10.7
Construction and consumer loans	68	2.0	135	4.2	212	12.8	161	16.9	175	17.4

Total allowance for loan losses	$2,779	100.0%	$2,110	100.0%	$1,765	100.0%	$1,634	100.0%	$1,438	100.0%

Investment Activities

Mortgage-Backed Securities. We purchase mortgage-backed securities, which are guaranteed as to principal and interest by FNMA and FHLMC, agencies of the Federal government. The securities are permissible investments for a savings institution and were acquired primarily for their liquidity, yield, and credit characteristics. Such securities may be used as collateral for borrowings. The mortgage-backed securities that were purchased are backed by either fixed-rate or adjustable- rate mortgage loans. At December 31, 2003, these securities totaled $15.8 million.

Other Investments. We also purchase municipal bonds and corporate equity and debt securities and are required to invest in the FHLB common stock. At December 31, 2003, the Company did not have any securities pledged to the FHLB as collateral under its short-term credit agreement.

The following table sets forth the carrying values of our total investments and liquidity as of the dates indicated (in thousands).

	At December 31,
	2003	2002	2001
Short-term investments:
Interest-earning deposits	$666	$14,515	$8,608

Debt securities:
Government agency	1,963	—	—
Municipal bonds	5,988	205	2,097
Corporate debt	—	2,164	—

Mortgage-backed securities	15,755	11,725	7,496

Equity securities:
FHLB stock	5,660	2,860	3,075
Corporate equity	9,909	7,426	4,355

Total investment portfolio	$39,941	$38,895	$25,631

The following table sets forth the remaining maturity and weighted-average yields as of December 31, 2003 and 2002:

	Less than One Year		Five Through Ten Years		More than Ten Years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
	($ in thousands)
At December 31, 2003:

Interest-earning deposits	$666	1.00%	$—	—%	$—	—%	$666	1.00%
FHLB stock	5,660	3.50	—	—	—	—	5,660	3.50
Government agency securities	—	—	1,963	2.81	—	—	1,963	2.81
Municipal bonds	—	—	—	—	5,988	4.92	5,988	4.92

Mortgage-backed securities							15,755	4.57
Corporate equity securities							9,909	4.91

	$6,326	3.24%	$1,963	2.81%	$5,988	4.92%	$39,941	4.40%

At December 31, 2002:

Interest-earning deposits	$14,515	1.00%	$—	—%	$—	—%	$14,515	1.00%
FHLB stock	2,860	5.00	—	—	—	—	2,860	5.00
Corporate debt security	—	—	2,164	9.33	—	—	2,164	9.33
Municipal bonds	—	—	205	4.63	—	—	205	4.63

Mortgage-backed securities							11,725	4.90
Corporate equity securities							7,426	5.38

	$13,375	1.57%	$2,369	8.92%	$—	—%	$21,520	5.51%

Impact of Interest Rates on the Investment Portfolio. From 2001 through the first half of 2003, both long and short term interest rates moved steadily lower as a result of Federal Reserve action, the weak global economy, terrorist activities and the overseas military actions. As interest rates fell, all financial institutions experienced a dramatic increase in residential loan refinancing activity coupled with a general slowdown in commercial loan originations. During this period, we also experienced a similar increase in prepayments in our mortgage-backed securities portfolio. To replenish our investment portfolio, we purchased other mortgage-backed investments which had lower yields than the previous issues.

In the second half of 2003, long-term interest rates increased from the June 2003 lows, while the Federal Reserve kept short-term rates at historical lows. The increase in market rates in the second half of 2003 resulted in a decrease in the market value of our investment portfolio. At December 31, 2003, the Company had unrealized pretax losses of $511,000 in the investment portfolio, as compared to unrealized pretax gains of $24,000 at December 31, 2002. Management does not consider the unrealized loss at the end of 2003 to be a permanent impairment of value of the portfolio.

As a condition of our membership in the Federal Home Loan Bank of Atlanta we are required to own FHLB stock. The other investments in the portfolio, with the exception of the corporate equity securities, are eligible for inclusion in our liquidity base when calculating our regulatory liquidity requirement.

Sources of Funds

General. Deposits are our primary source of funds for use in lending and for other general business purposes. In addition to deposits, funds are obtained from normal loan amortization and prepayments, and from operations. Contractual loan payments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general market interest rates and economic conditions. Borrowings are also used on a short-term basis to compensate for seasonal or other reductions in normal sources of funds. Borrowings are also be used on a longer term basis to support expanded lending or investment activities. Borrowings by Federal Trust can also be used by the Bank as an additional source of capital. At December 31, 2003, there was approximately $4 million in debt in Federal Trust that is utilized as capital by the Bank.

Deposits. Our primary deposit products include fixed-rate certificate accounts, money-market deposit accounts and both noninterest and interest-bearing transaction accounts. We have a number of different programs that are designed to attract both short-term and long-term deposits.

Deposits have generally been obtained from residents in our primary market area and, to a lesser extent, nationwide, through a network of deposit brokers. The principal methods used to attract “in market” deposit accounts have included offering a wide variety of services and accounts, competitive interest rates and convenient office locations, including access to automated teller machines (“ATMs”) and Internet Banking. We currently operate six ATM’s and our customers also have access to the Star7 (previously Honor) and other shared ATM networks. We also offer customers Internet Banking with access to their accounts, funds transfer, and bill paying. On occasion we utilize brokered deposits and also some negotiated- rate certificates of deposit less than $100,000 acquired through the internet, which electronically allows us to display our rates on certificates to individual investors nationwide. Our personnel then deal directly with investors who telephone or write for information concerning certificates of deposit.

The following table shows the distribution of, and certain other information relating to, our deposits by type as of the dates indicated ($ in thousands).

	At December 31,
	2003		2002		2001
	Amount	Percent of Deposits	Amount	Percent of Deposits	Amount	Percent of Deposits
Noninterest-bearing checking accounts	$6,352	2.0%	$6,112	2.2%	$5,135	2.3%
Interest-bearing checking accounts	15,566	4.9	12,094	4.3	1,348	0.6
Money-market accounts	76,047	24.2	68,893	24.7	32,368	14.4
Savings accounts	8,714	2.8	9,319	3.4	1,923	0.8

Subtotal	106,679	33.9	96,418	34.6	40,774	18.1

Time deposits:
Less than 1.00%	236	0.1	—	—	—	—
1.00% to 1.99%	95,193	30.3	25,963	9.3%	—	—
2.00% to 2.99%	84,104	26.7	54,144	19.4	26,283	11.7
3.00% to 3.99%	14,588	4.6	52,840	19.0	33,585	14.9
4.00% to 4.99%	9,174	2.9	29,319	10.5	69,515	30.8
5.00% to 5.99%	2,915	0.9	16,892	6.1	31,206	13.8
6.00% to 6.99%	1,234	0.4	2,355	0.9	22,669	10.1
7.00% to 7.99%	507	0.2	600	0.2	1,368	0.6

Total time deposits	207,951	66.1	182,113	65.4	184,626	81.9

Total deposits	$314,630	100.0%	$278,531	100.0%	$225,400	100.0%

The following table shows the average amount of and the average rate paid on each of the following categories during the periods indicated ($ in thousands).

	Year Ended December 31,
	2003		2002		2001
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest bearing checking accounts	$7,102	—%	$5,837	—%	$5,230	—%
Money-market and interest-bearing checking accounts	92,525	1.91	56,066	2.87	22,880	3.60
Savings	9,446	1.73	7,621	1.82	1,269	4.33
Time deposits	188,975	2.73	176,721	3.83	166,453	5.76

Total deposits	$298,048	2.38%	$246,245	3.46%	$195,832	5.35%

The variety of deposit accounts that we offer has increased our ability to retain deposits and has allowed us to be competitive in obtaining new funds, although the threat of disintermediation (the flow of funds away from savings institutions into direct investment vehicles such as government and corporate securities) still exists. Our ability to attract and retain deposits and our cost of funds have been, and will continue to be, significantly affected by competition and market interest rates.

On a weekly basis, we review the rates offered by other deposit institutions in our market area and make adjustments to the rates we offer to meet our funding needs and to be competitive with the local market. Our deposits increased to $314.6 million at December 31, 2003, from $278.5 million at December 31, 2002.

The following table sets forth jumbo certificates of $100,000 and over at December 31, 2003, maturing as follows (in thousands):

Amount
Due three months or less	$23,473
Due over three months to six months	21,586
Due over six months to one year	41,774
Due over one year	26,687

$113,520

Federal Home Loan Bank Advances. The Company is permitted to obtain advances from the FHLB of Atlanta, upon the security of the capital stock of the FHLB of Atlanta that we own and certain of our home mortgage loans and other assets (principally, securities which are obligations of, or guaranteed by, the U.S. government or agencies thereof), provided certain standards related to creditworthiness have been met. Such advances may be made pursuant to several different credit programs. Each credit program has its own interest rate based on the range of maturities. The FHLB has limitations on the total amount and terms of advances available to the Bank based on, among other things, asset size, capital strength, earnings and the amount of collateral available to be pledged for such advances. Prepayment of FHLB advances would incur prepayment penalties. At December 31, 2003, we had $107.7 million in borrowings outstanding.

A summary of advances from the Federal Home Loan Bank of Atlanta are as follows ($ in thousands):

Maturing During the Year Ending December 31,	Interest Rate		At December 31,
			2003	2002	2001
2002	2.56	*	$—	—	5,000
2002	5.95		—	—	5,000
2002	6.39		—	—	5,000
2002	5.45		—	—	5,000
2003	6.39		—	5,000	5,000
2003	1.30	*	—	17,000	—
2004	1.15	*	25,500	—	—
2005	2.00		25,000	—	—
2006	1.24	**	5,000	—	—
2006	.58	**	5,000	—	—
2007	5.22		2,200	2,200	—
2007	1.26	**	5,000	5,000	—
2008	1.98	**	5,000	—	—
2008	1.12	**	5,000	—	—
2008	1.01	**	5,000	—	—
2011	3.73	***	25,000	25,000	25,000

			$107,700	54,200	50,000

*	Daily advance – or adjustable rate.
**	FHLB has the option to call every three months beginning at certain dates.
***	FHLB has a one-time call option in December 2004.

The security agreement with FHLB includes a blanket floating lien requiring the Company to maintain qualifying first mortgage loans as pledged collateral in an amount equal to at least, when discounted at 75% of the unpaid principal balances, 100% of these advances. The FHLB stock is also pledged as collateral for these advances.

The overnight, variable rate advances reprice daily and may be repaid at any time without penalty. Fixed rate advances incur a prepayment penalty if repaid prior to maturity, and the interest rate is fixed for the term of the advance.

Other Borrowings. The Company had a line of credit agreement with a commercial bank that permitted the Company to borrow up to $6,000,000. The line of credit bore interest at the prime lending rate plus 50 basis points and was secured by all the Bank’s common stock. Borrowings under the line of credit agreement was to mature five years after the date of the borrowing. At December 31, 2002 and 2001, the outstanding balances under the line of credit agreement was approximately $915,000 and $2,115,000, respectively.

During 2003, the Company entered into a new loan agreement with another correspondent bank. Under this agreement, the Company can borrow up to $6,000,000 under a revolving line of credit (“LOC”) for general operations and up to $2,000,000 on a separate nonrevolving line of credit (“ESOP LOC”) for common stock purchases relating to the Company’s Employee Stock Ownership Plan. Both lines are secured by all the Bank’s common stock and both have interest rates of prime minus 12.5 basis points as long as the Company maintains certain loan-to-book value percentages. The Company used the proceeds from the LOC, in part, to pay off the old line of credit. The new loan agreement also has certain covenants that the Company is required to meet. The following summarizes the balances and other information pertaining to these loans at December 31, 2003 ($ in thousands):

	Outstanding Balance	Available Balance	Interest Rate	Interest Due	Principal Due
LOC	$4,212	1,788	3.875%	Quarterly	Beginning in June 2005 – principal amortizes over 10 year schedule-due June 2015
ESOP LOC	1,005	995	3.875%	Quarterly	Annual principal repayments of 10% of outstanding balance increasing 5% per year, due in full in June 2009

Total	$5,217	2,783

Total interest expense on other borrowings for the years ended December 31, 2003, 2002 and 2001, was approximately $137,000, $84,000 and $187,000, respectively.

Junior Subordinated Debentures. On September 17, 2003, the Statutory Trust I sold adjustable-rate Trust Preferred Securities due September 17, 2033 in the aggregate principal amount of $5,000,000 (the “Trust Preferred Securities”) in a pooled trust preferred securities offering. The interest rate on the Trust Preferred Securities adjusts quarterly, to a rate equal to the then current three-month London Interchange Bank Offering Rate (“LIBOR”), plus 295 basis points (4.05% at December 31, 2003). In addition, Federal Trust contributed capital of $155,000 to the Statutory Trust I for the purchase of the common securities of the Statutory Trust I. The proceeds from these sales were paid to Federal Trust in exchange for $5,155,000 of its adjustable-rate Junior Subordinated Debentures (the “Debentures”) due September 17, 2033. The Debentures have the same terms as the Trust Preferred Securities. The sole asset of the Statutory Trust I, the obligor on the Trust Preferred Securities, is the Debentures.

Federal Trust has guaranteed the Statutory Trust I’s payment of distributions on, payments on any redemptions of, and any liquidation distribution with respect to, the Trust Preferred Securities. Cash distributions on both the Trust Preferred Securities and the Debentures are payable quarterly in arrears on March 17, June 17, September 17 and December 17 of each year.

The Trust Preferred Securities are subject to mandatory redemption: (i) in whole, but not in part, upon repayment of the Debentures at stated maturity or, at the option of Federal Trust, their earlier redemption in whole upon the occurrence of certain changes in the tax treatment or capital treatment of the Trust Preferred Securities, or a change in the law such that the Statutory Trust I would be considered an Investment Company; and (ii) in whole or in part at any time on or after September 17, 2008 contemporaneously with the optional redemption by Federal Trust of the Debentures in whole or in part. The Debentures are redeemable prior to maturity at the option of Federal Trust: (i) on or after September 17, 2008, in whole at any time or in part from time to time; or (ii) in whole, but not in part, at any time within 90 days following the occurrence and continuation of certain changes in the tax treatment or capital treatment of the Trust Preferred Securities, or a change in law such that the Statutory Trust I would be considered an Investment Company, required to be registered under the Investment Company Act of 1940.

The following table sets forth certain information relating to the Bank’s borrowings at the dates indicated:

	At or For the Year Ended December 31,
	2003	2002	2001
	($ in thousands)
FHLB advances:
Average balance outstanding	$95,983	$48,214	$48,300
Maximum amount outstanding at any month end during the year	$123,200	$54,200	$56,000
Balance outstanding at end of year	$107,700	$54,200	$50,000
Weighted average interest rate during the year	2.44%	4.91%	5.13%
Weighted average interest rate at end of year	2.04%	3.05%	4.54%

Other borrowings and junior subordinated debentures:
Average balance outstanding	$7,091	$1,688	$2,046
Maximum amount outstanding at any month end during the year	$14,011	$5,915	$2,115
Balance outstanding at end of year	$13,706	$3,054	$2,115
Weighted average interest rate during the year	4.63%	4.98%	7.49%
Weighted average interest rate at end of year	3.96%	4.75%	5.25%

Total borrowings:
Average balance outstanding	$103,074	$49,902	$50,346
Maximum amount outstanding at any month end during the year	$137,211	$57,615	$58,115
Balance outstanding at end of year	$121,406	$55,115	$52,115
Weighted average interest rate during the year	2.59%	4.91%	5.56%
Weighted average interest rate at end of year	2.25%	3.07%	4.57%

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

In June, 2003, the Company opened our second Volusia County branch in Deltona, Florida, in a 1,500 square foot, short-term leased facility in a retail plaza. In January 2004, the Company began construction of our permanent Deltona branch, a 2,500 square foot free-standing facility located at a key intersection on an out-parcel of a grocery store and retail plaza. The relocation of the Deltona branch to the permanent location is planned for mid 2004.

In October 2003, the Company opened our third Volusia County branch in Orange City, Florida, in a 3,000 square foot free-standing facility with two drive-up lanes and a third lane which has a drive-up ATM. The office is located on Enterprise Boulevard, which is a main commercial artery in Orange City.

At present we are in the process of identifying additional branch sites in our primary market area that would open in 2004 or after.

Employees

At December 31, 2003, Federal Trust had no full-time employees, while the Bank and its subsidiary had a total of 74 full-time employees. Management considers relations with its employees to be excellent.

Federal Trust currently maintains a comprehensive employee benefit program providing, among other benefits, hospitalization and major medical insurance, long-term disability insurance, life insurance, education assistance, an employee stock ownership plan (“ESOP”) and a 401K Plan. These benefits are considered by management to be competitive with employee benefits provided by other major employers in Federal Trust’s market areas. Federal Trust’s employees are not represented by any collective bargaining group.

Other Subsidiaries

At December 31, 2003, Federal Trust had no subsidiaries other than the Bank except for Statutory Trust I. The total equity investment at December 31, 2003 was $30.9 million.

Bank Subsidiaries

There are no limits on the amount a savings institution may invest in its operating subsidiaries, either separately or in the aggregate. The Bank had one operating subsidiary, FTB Financial, Inc. (“FTBF”). FTBF, which commenced operations in 1996, engaged in the business of selling insurance annuities, stocks and bond investment products. FTBF ceased operations in September 2003 and had minimal activity over the previous three years. The Bank’s other subsidiary, Vantage Mortgage Service Center, Inc. (“Vantage”) originated residential mortgages (FHA and VA) in the Gainesville, Florida market. Vantage ceased operations during March 2001 and was dissolved in September 2001.

Legal Proceedings

There are no material pending legal proceedings to which the Company is a party, or to which any of its property is subject.

Monetary Policies

The results of our operations are affected by credit policies of monetary authorities, particularly the Federal Reserve Board. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in U.S. government securities, changes in the discount rate on member bank borrowings, changes in reserve requirements against member bank deposits. In view of changing conditions in the national economy and in the money market, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve Board, no prediction can be made as to our possible future changes in interest rates, deposit levels, loan demand or our business and earnings.

REGULATION AND SUPERVISION

General

Federal Trust, is a registered savings and loan holding company within the meaning of the Home Owners’ Loan Act (“HOLA”). Federal Trust and the Bank operate in a highly regulated environment. The Company’s business activities, which are governed by statute, regulation and administrative policies, are supervised by a number of federal regulatory agencies, including the OTS, the Federal Deposit Insurance Corporation (“FDIC”) and, to a limited extent, the Federal Reserve Board. The following is a brief summary of the more recent legislation which affects Federal Trust and our subsidiaries:

In November 1999, the financial services regulations were significantly reformed with the adoption of the Gramm-Leach-Bliley Act (“GLA”). The GLA provides for the streamlining of the regulatory oversight functions of the various federal banking agencies. Of significance, is the fact that while the GLA permits bank holding companies that are well managed, well capitalized and that have at least a satisfactory Community Reinvestment Act rating to operate as Financial Holding Companies (“FHC”), it essentially eliminated the unlimited investment authority of a “unitary savings and loan holding company.” Savings and loan holding companies are now, for the most part, limited to activities permitted by a bank holding company, a multiple savings and loan holding company, or an FHC.

The GLA also requires financial institutions to permit, with few exceptions, their customers to “opt out” of having their personal financial information shared with nonaffiliated third parties. The GLA bars financial institutions from disclosing customer account numbers to direct marketers and mandates that institutions provide annual disclosure to their customers regarding the institution’s privacy policies and procedures. We have chosen to permit our customers to “opt out” if they choose to.

Regulation of the Holding Company

Restrictions on the Acquisition of Savings Institutions. Section 1467a of the HOLA provides that no holding company, “directly or indirectly” or acting in concert with one or more persons, or through one or more subsidiaries, or through one or more transactions, may acquire “control” of an insured savings institution at any time without the prior approval of the OTS. In addition, any holding company that acquires such control becomes a “savings and loan holding company” subject to registration, examination and regulation under HOLA and the regulations promulgated thereunder. “Control” in this context means ownership, control of, or holding proxies representing more than 25% of the voting shares of, an insured institution, the power to control in any manner the election of a majority of the directors of such institution or the power to exercise a controlling influence over the management or policies of the institution.

The OTS also has established certain rebuttable control determinations. An acquiror must file for approval of control with the OTS, or file to rebut the presumptions before surpassing a rebuttable control level of ownership. To rebut the presumption, the acquiror must file a submission with the OTS setting forth the reasons for rebuttal. The submission must be filed when the acquiror acquires more than 25% of any class of voting stock of the savings bank and when they have any of the control factors enumerated in 12 C.F.R. Section 574.4(c) which include, but are not limited to: (i) the acquiror would be one of the two largest shareholders of any class of voting stock; (ii) the acquiror and/or the acquiror’s representative or nominees would constitute more than one member of the savings bank’s board of directors; and (iii) the acquiror or nominee or management official of the acquiror would serve as the chairman of the board of directors, chairman of the executive committee, chief executive officer, chief operating officer, chief financial officer, or in any similar policy making authority in the savings bank.

Transactions with Affiliates. The authority of Federal Trust to engage in transactions with related parties or “affiliates” or to make loans to certain insiders, is limited by Sections 23A and 23B of the Federal Reserve Act (“FRA”) and Regulation W, adopted thereunder. Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of transactions with all affiliates to 20% of the savings institution’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in the FRA and the purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and circumstances, including credit standards, that are substantially the same or at least as favorable to the savings institution as those prevailing at the time for comparable transactions with a non-related party or non-affiliated holding company. In the absence of comparable transactions, such transactions may only occur under terms and circumstances, including credit standards, that in good faith would be offered to or would apply to non-related parties or non-affiliated companies. Regulation W contains certain exceptions for transactions involving industry credit, loan participations and derivative transactions. Notwithstanding Sections 23A and 23B, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956. Further, no savings institution may purchase the securities of any affiliate other than a subsidiary.

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

Support of Subsidiary Depository Institutions. Under OTS policy, Federal Trust is expected to act as a source of financial strength to and to commit resources to support the Bank. This support may be required at times when, in the absence of such OTS policy, Federal Trust might not be inclined to provide such support. In addition, any capital loans by Federal Trust to the Bank must be subordinate in right of payment to depositors and to certain other indebtedness of the Bank. In the event of bankruptcy, any commitment by a holding company to a federal bank regulatory agency to maintain the capital of a subsidiary depository institution will be assumed by the bankruptcy trustee and will be entitled to a priority of payment.

Under the FDIA, a depository institution of a holding company, can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC, in connection with: (i) the default of a commonly controlled FDIC-insured depository institution; or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution “in danger of default.” “Default” is defined generally as the appointment of a conservator or a receiver and “in danger of default” is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance.

Payment of Dividends. To date, the principal source of cash flow of Federal Trust, including cash flow to pay cash dividends, has been dividends from the Bank. There are statutory and regulatory limitations on the payment of dividends by the Bank. The ability of the Bank to pay a dividend to Federal Trust is governed by the OTS’s capital distribution regulation. Under the regulation, the Bank may make a capital distribution without the approval of the OTS, provided the OTS is notified 30 days before declaration of the capital distribution. The Bank must also meet the following requirements: (i) it has a regulatory rating in one of the two top examination categories; (ii) it is not of supervisory concern, and will remain adequately or well-capitalized, as defined in the OTS prompt corrective action regulations, following the proposed distribution; and (iii) the distribution does not exceed the Bank’s net income for the calendar year-to-date plus retained net income for the previous two calendar years (less any dividends previously paid). If the Bank does not meet the above-stated requirements, it must obtain the prior approval of the OTS before declaring any proposed distributions. The OTS can prohibit a proposed capital distribution by a savings institution, which would otherwise be permitted by the regulation if the OTS determines that such distribution would constitute an unsafe or unsound practice. Federal Trust did not pay a dividend in 2002, but has paid $.05 per share in dividends during 2003.

34 Act Reporting

As a publicly traded company with its shares of common stock registered under the Securities Act of 1933, Federal Trust is required to file periodic public disclosure reports with the Securities and Exchange Commission, pursuant to the Securities and Exchange Act of 1934, and the regulations promulgated thereunder. A Form 10-KSB is a required annual report that must contain a complete overview of Federal Trust’s business, financial, management, regulatory, legal, ownership and organizational status. Federal Trust must file Form 10-KSB by March 31 of each year.

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

Recently, the national securities exchanges, including the American Stock Exchange adopted a rule requiring the audit committees of Boards of Directors of reporting corporations, such as Federal Trust, to undertake certain organizational and operational steps. The Securities and Exchange Commission also adopted a similar rule. These standards require our audit committee to be comprised of independent, non-employee directors who are financially literate. Furthermore, the audit committee has adopted a formal charter defining the scope for its operations. The Securities and Exchange Commission’s rule also requires our auditors to review the financial statements contained in our Form 10-QSB’s, in addition to our Form 10-KSBs.

The Sarbanes-Oxley Act of 2002 increases the responsibility of the audit committee and imposes significant corporate governance standards on public companies, such as Federal Trust. Included in these standards are requirements that our senior officers certify that our financial statements meet certain standards of completeness and accuracy and that we adopt an ethics policy and that our auditors meet stringent standards of independence.

Regulation of the Bank

Capital Requirements. Both OTS and FDIC have promulgated regulations setting forth capital requirements applicable to depository institutions. The OTS capital regulations require savings institutions to meet three capital standards: (i) a 1.5% tangible capital ratio (defined as the ratio of tangible capital to adjusted total assets); (ii) a 4% leverage (core capital) ratio (defined as the ratio of core capital to adjusted total assets); and (iii) an 8% risk-based capital standard as defined below. At December 31, 2003 the Bank exceeded all required capital standards.

Core capital is defined as common stockholder’s equity (including retained earning), certain noncumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries, certain goodwill and certain mortgage servicing rights less certain intangible assets, mortgage servicing rights less certain intangible assets, mortgage servicing rights and investments in nonincludable subsidiaries. Tangible capital is defined in the same manner as core capital, except that all intangible assets (excluding certain mortgage servicing rights) must be deducted. Adjusted total assets is defined as GAAP total assets, minus intangible assets (except those included in core capital). The OTS regulations also require that in calculating the leverage ratio, tangible and risk-based capital standards, savings institutions must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank. The Bank had only one subsidiary that is currently inactive, FTB Financial Services, Inc., which was in the business of selling non-FDIC insured annuities.

The OTS risk-based capital standard for savings institutions requires that total capital (comprised of core capital and supplementary capital) be at least 8% of risk-weighted assets. In determining risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. Generally, zero weight is assigned to risk-free assets, such as cash and unconditionally guaranteed United States Government securities. A weight of 20% is assigned to, among other things, certain obligations of United States Government-sponsored agencies (such as the FNMA and the FHLMC) and certain high quality mortgage-related securities. A weight of 50% is assigned to qualifying mortgage loans and certain other residential mortgaged-related securities. The components of core capital are equivalent to those discussed above. The components of supplementary capital include permanent capital instruments (such as cumulative perpetual preferred stock, mandatory convertible subordinated debt and perpetual subordinated debt), maturing capital instruments (such as mandatory convertible subordinated debt and intermediate-term preferred stock) and the allowance for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital.

The OTS incorporated an interest-rate component as part of the calculation of a savings institution’s regulatory capital. Savings institutions with “above normal” interest-rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution’s interest-rate risk is measured by the decline in the net portfolio value of its assets (i.e. the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates (whichever results in a lower net portfolio value) divided by the estimated economic value of the savings institution’s assets, as calculated in accordance with guidelines set forth by the OTS. A savings institution whose measured interest-rate risk exposure exceeds 2% must deduct an interest-rate component in calculating its total capital under the risk-based capital rule. The interest-rate risk component is an amount equal to one-half of the difference between the savings institution’s measured interest-rate risk and 2%, multiplied by the estimated economic value of the savings institution’s assets. That dollar amount is deducted from the savings institution’s total capital in calculating compliance with its risk-based capital requirement. The interest rate-risk rule includes an assessment of exposure to declines in the economic value of a savings institution’s capital due to changes in interest rates. Under the rule, there is a three-quarter lag between the reporting date of an institution’s financial data and the effective date for the new capital requirement based on that data. Each quarter, the OTS calculates a savings institution’s interest-rate risk exposure and advises the savings institution of any interest-rate risk capital component resulting from greater than “normal” exposure. The rule also provides that the Director of the OTS may waive or defer a savings institution’s interest-rate risk component on a case by case basis. As of December 31, 2003, the Bank’s interest rate-risk exposure, according to OTS calculations, would not have been above the threshold requiring an additional capital component.

At December 31, 2003, the Bank met each of its capital requirements. The following table sets forth the regulatory capital calculations of the Bank at December 31, 2003 ($ in thousands):

	Tier I		Risk-Based
	Amount	Percent of Assets	Amount	Percent of Assets
Regulatory capital	$31,149	6.8%	$33,877	11.6%
Requirement	18,385	4.0	23,391	8.0

Excess	$12,764	2.8%	$10,486	3.6%

Standards for Safety and Soundness. The FDICIA, as amended by the Reigle Community Development and Regulatory Improvement Act of 1994, requires each federal banking agency to prescribe for all insured depository institutions and their holding companies standards relating to internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, and compensation, fees and benefits and such other operational and managerial standards as the agency deems appropriate. The OTS and the other federal banking agencies have adopted guidelines requiring depository institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution’s business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate-risk exposure, and asset growth. The guidelines further provide that savings institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and that they should take into account factors such as compensation practices at comparable institutions. The interagency guidelines also include asset quality and earnings standards.

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

Insurance of Deposit Accounts. The FDIC is the administrator for the Savings Association Insurance Fund (“SAIF”) and the Bank Insurance Fund (“BIF”), independently setting insurance premiums for each Fund. The Bank’s deposit accounts are insured by the SAIF.

The FDIC applies a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. In accordance with its rule, the FDIC assigns a depository institution to one of three capital categories based on the institution’s financial information, as of the reporting period ending seven months before the assessment period. A depository institution’s assessment rate depends on the capital category and supervisory category to which it is assigned. There are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied.

The current regular semi-annual SAIF assessments range between 0% - 0.27% of deposits. The Bank’s assessment at December 31, 2003 was .0078 basis points on deposits and the Bank paid approximately $46,000 in SAIF assessments during the year ended December 31, 2003.

Qualified Thrift Lender Test (“QTL”). The HOLA requires savings institutions to meet a QTL test. The QTL test, requires savings institutions to maintain at least 65% of its “portfolio assets” (as defined by regulation) in qualified thrift investments, primarily residential mortgages and related investments on a monthly basis in nine out of every 12 months.

As of December 31, 2003, the Bank exceeded the QTL test, maintaining 90.9% of its portfolio assets in qualified thrift investments.

Interstate Banking. Federally chartered savings institutions are allowed to branch nationwide to the extent allowed by federal statute. This ability permits savings institutions with interstate networks to diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal savings institutions. Prior approval of the OTS is required for a savings institution to branch interstate or intrastate. To obtain supervisory clearance for branching, an applicant’s regulatory capital must meet or exceed the minimum requirements established by law and by the OTS regulations. In addition, the savings institution must have a satisfactory record under the Community Reinvestment Act (“CRA”). The Bank does not conduct interstate branching operations and does not plan to do so in the foreseeable future.

The Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Interstate Act”) eliminated many existing restrictions on interstate banking by authorizing interstate acquisitions of financial institutions by bank holding companies without geographic limitations. Under the Interstate Act, existing restrictions on interstate acquisitions of banks by bank holding companies were repealed. Bank holding companies located in Florida are able to acquire any Florida-based bank, subject to certain deposit percentage and other restrictions. The legislation also provides that de novo branching by an out-of-state bank is permitted only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state is subject to applicable state branching laws. Florida law permits interstate branching through the acquisition of a bank in existence for more than three years, but prohibits de novo branching by out of state banks.

OTS Assessments. Savings institutions are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment, to be paid on a semiannually basis, is computed upon the savings institution’s total assets, including consolidated subsidiaries, as reported in the institution’s latest quarterly thrift financial report. The Bank paid approximately $88,000 in OTS assessments for the year-ended December 31, 2003.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank (“FHLB”) System which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. As a member of the FHLB-Atlanta, the Bank is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20th of its advances (borrowings) from the FHLB-Atlanta, whichever is greater. The Bank is in compliance with this requirement and at December 31, 2003, the Bank held $5.7 million in FHLB stock. FHLB advances must be secured by specified types of collateral and may be obtained only for the purpose of providing funds to finance residential housing.

The FHLBs are required to provide funds for the resolution of insolvent savings institutions and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to members. For the year ended December 31, 2003, dividends paid by the FHLB-Atlanta to the Bank amounted to approximately $185,000 for a yield of approximately 3.8%. Should dividends be reduced, or interest on FHLB advances increased, the consolidated net interest income might also be reduced for the Bank. Furthermore, there can be no assurance that the value of the FHLB-Atlanta stock held by the Bank will not decrease as a result of any new legislation.

Federal Reserve System

The Federal Reserve regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $38.8 million or less (subject to adjustment by the Federal Reserve) plus 10% of accounts in excess of $38.8 million. The first $6.6 million of otherwise reservable balances (subject to adjustments by the Federal Reserve) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements imposed by the OTS. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve or a pass-through account as defined by the Federal Reserve, the effect of this reserve requirement is to reduce the Bank’s interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve “discount window,” however, Federal Reserve regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve.

ITEM 2. DESCRIPTION OF PROPERTIES

The following table sets forth certain information on the Company’s principal offices, net carrying value and the expiration of leases when applicable at December 31, 2003 ($ in thousands):

	Net Carrying Value of Real Property
	Owned	Leased	Lease Expiration
Sanford Branch Office 404 West First Street Sanford, Florida 32771	$1,342	N/A	N/A

Winter Park Office 655 West Morse Blvd. Winter Park, Florida 32789	N/A	$345	12/31/09

New Smyrna Beach Office 761 East Third Avenue New Smyrna Beach, Florida 32169	N/A	$4	08/31/06

Casselberry Office 487 Semoran Boulevard Casselberry, Florida 32707	$1,380	N/A	N/A

Orange City Office 2690 Enterprise Road Orange City, Florida 32763	$1,389	N/A	N/A

Deltona Office Providence Plaza Shopping Center 1235 R Providence Boulevard Deltona, Florida 32725	N/A	$51	12/31/05

Administrative Offices (1) 312 West First Street Sanford, Florida 32771	N/A	$5,754	8/31/16

Future office locations (2)	$530	N/A	N/A

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

Note (2): The Company has purchased land in Port Orange and Deltona, Florida. The Company commenced construction of the Deltona branch in January 2004 and expects to open the branch in mid 2004.

Note (3): The Company also had net furniture, fixtures, and equipment of approximately $1,108,000.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended December 31, 2003, no matters were submitted to a vote of the security holders through a solicitation or otherwise.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCK HOLDER MATTERS

During June 2003, Federal Trust’s stock began trading on the American Stock Exchange under the symbol “FDT”. Prior to that, Federal Trust’s common stock traded on the NASDAQ Small Cap Market under the symbol “FDTR”. As of March 9, 2004, there were 382 holders of common stock of the Company, some of which are street name holders. The Company paid cash dividends of $.05 per share during 2003. The Company did not pay dividends during 2002.

On December 31, 2003, the closing sales price of Federal Trust’s common stock was $8.00. From December 31, 2001, through December 31, 2003, the range of sale prices was $3.20 to $8.15.

	Calendar Year 2003		Calendar Year 2002
	Low $	High $	Low $	High $
First Quarter	$4.12	5.70	3.20	4.37
Second Quarter	5.01	6.30	3.77	4.50
Third Quarter	6.30	7.49	3.65	4.45
Fourth Quarter	7.40	8.15	3.76	4.25

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED FINANCIAL HIGHLIGHTS

($ in thousands, except per share amounts)

	2003	2002	2001
AT YEAR END:

Total assets	$468,198	368,054	306,481
Loans, net	$398,401	308,598	264,187
Securities	$33,615	21,520	13,948
Deposits	$314,630	278,531	225,400
Equity	$26,457	25,039	18,531
Book value per share	$4.05	3.80	3.43
Shares outstanding	6,526,215	6,591,338	5,409,449
Equity-to-assets ratio	5.65%	6.80%	6.05%

FOR THE YEAR:

Interest income	$20,921	19,452	19,950
Interest expense	$9,750	10,971	13,272
Provision for loan losses	$650	445	540
Net interest income after provision for loan losses	$10,521	8,036	6,138
Other income	$2,358	2,400	2,383
Other expenses	$8,826	7,339	6,538
Net earnings	$2,777	2,059	1,267
Basic earnings per share	$.42	.34	.25
Diluted earnings per share	$.42	.34	.25
Return on average assets	.64%	.63%	.47%
Return on average equity	10.79%	9.45%	7.40%
Average equity to average assets ratio	5.95%	6.68%	6.30%
Dividend payout ratio	11.81%	—	—

RESULTS OF OPERATIONS

Overview

As interest rates began to decline in 2001, due to the Federal Reserve’s actions to lower the Fed Funds rate, the Company was adversely affected in the first quarter of 2001, as more loans repriced faster than deposits. However, since the Company’s overall GAP position was negative for the year, more deposits were repriced lower during the remainder of the year than loans. As interest rates continued to fall through 2002 and the first half of 2003, more higher interest rate loans began to prepay and were then replaced by lower rate loans, which had an adverse affect on earnings.

The Company’s interest rate spread continued to improve in 2002 and 2003, due to the fact that the interest rates on deposits and borrowed funds decreased more than the rates earned on loans and other earning assets. During 2003, the Company was able to increase the interest-bearing demand and money-market deposits by 65%, which have lower interest rates than time deposits.

The lower interest rates also increased the ability of the Company to sell loans at higher gains. The Company sells long-term, fixed rate loans on a regular basis, both to reduce the risk of holding fixed rate loans and to adjust its interest rate risk profile.

During 2003, the Company increased the amount of its addition to its allowance for loan loss due to the 29% increase in the loan portfolio. At the end of 2003, the ratio of the allowance for loan loss to loans outstanding was .70% compared to .69% at December 31, 2002. The level of non-performing assets increased in 2003 due to the growth in the loan portfolio and there was also an increase in delinquencies due to the continuing weakness in the domestic and overseas tourist travel to Central Florida. Although management believes that the level of non-performing assets will decrease somewhat in future periods, unforeseen economic conditions and other circumstances beyond the Company’s control could result in material additions to the loss allowances in future periods if the level of non-performing assets increases. In addition, the Company has been increasing the amount of commercial loans in its portfolio in its efforts to increase the yields earned on loans through the diversification of the loan portfolio, but has continued its concentration on residential mortgage loans, which tend to have a lower risk of loss and, as a result, lower yields. The Company does anticipate additions to the loss allowances in future periods as part of the normal course of business, as the Company’s assets, consisting primarily of loans, are continually evaluated and the loss allowances are adjusted to reflect the potential losses in the portfolio on an ongoing basis.

In 2003 the Company increased its net earnings by 35% from 2002, as a result of increased net interest income resulting from growth in the Company’s asset size, and the improvement in the net interest income, offset partially by increased other expenses.

General

Federal Trust was organized in February 1989 for the purpose of becoming the unitary savings and loan holding company of the Bank. During 2003, Federal Trust’s corporate headquarters were located in Sanford, Florida. Federal Trust conducts business as a savings and loan holding company, and its principal asset is the capital stock of the Bank. As a savings and loan holding company, Federal Trust has greater flexibility than the Bank to diversify and expand its business activities, either through newly formed subsidiaries or through acquisitions.

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

	For The Year Ended December 31,
	2003			2002			2001
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	($ in thousands)
Interest-earning assets:
Loans (1)	$366,488	19,591	5.35%	$279,934	$18,349	6.55%	$245,069	$19,235	7.85%
Securities	34,755	1,112	3.20	16,695	735	4.40	6,997	363	5.19
Other interest-earning assets (2)	7,626	218	2.86	15,871	368	2.32	6,939	352	5.07

Total interest-earning assets	408,869	20,921	5.12	312,500	19,452	6.22	259,005	19,950	7.70

Non-interest earning assets	23,942			13,756			12,762

Total assets	$432,811			$326,256			$271,767

Interest-bearing liabilities:
Non-interest bearing demand deposits	7,102	—	—	5,837	—	—	5,230	—	—
Interest-bearing demand and money- market deposits	92,525	1,764	1.91	56,066	1,607	2.87	22,880	824	3.60
Savings deposits	9,446	163	1.73	7,621	139	1.82	1,269	55	4.33
Time deposits	188,975	5,156	2.73	176,721	6,774	3.83	166,453	9,595	5.76

Total deposit accounts	298,048	7,083	2.38	246,245	8,520	3.46	195,832	10,474	5.35

Borrowings (3)	103,074	2,667	2.59	49,902	2,451	4.91	50,346	2,798	5.56

Total interest bearing liabilities	401,122	9,750	2.43	296,147	10,971	3.70	246,178	13,272	5.39

Non-interest bearing liabilities	5,941			8.324			8,469
Stockholders’ equity	25,748			21,785			17,120

Total liabilities and stockholders’ equity	$432,811			$326,256			$271,767

Net interest/dividend income		$11,171			$8,481			$6,678

Interest rate spread (4)			2.69%			2.52%			2.31%

Net interest margin (5)			2.73%			2.71%			2.58%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.02			1.06			1.05

(1)	Includes non-accrual loans.
(2)	Includes interest-earning deposits and FHLB stock.
(3)	Includes FHLB advances, other borrowings, junior subordinated debentures and capital lease obligation.
(4)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Year Ended December 31, 2003 vs. 2002
	Increase (Decrease) Due to Changes in
	(In thousands)
	Rate	Volume	Rate/ Volume	Total
Interest-earning assets:
Loans	$(3,385)	$5,673	$(1,046)	$1,242
Securities	(201)	795	(217)	377
Other interest-earning assets	86	(191)	(45)	(150)

Total	(3,500)	6,277	(1,308)	1,469

Interest-bearing liabilities:
Deposit accounts	(2,498)	1,548	(487)	(1,437)
FHLB advances and other borrowings	(1,160)	2,612	(1,236)	216

Total	(3,658)	4,160	(1,723)	(1,221)

Net change in net interest income before provision for loan losses	$158	$2,117	$415	$2,690

	Year Ended December 31, 2002 vs. 2001
	Increase (Decrease) Due to Changes in
	(In thousands)
	Rate	Volume	Rate/ Volume	Total
Interest-earning assets:
Loans	$(3,171)	$2,736	$(451)	$(886)
Securities	(55)	503	(76)	372
Other interest-earning assets	(191)	453	(246)	16

Total	(3,417)	3,692	(773)	(498)

Interest-bearing liabilities:
Deposit accounts	(3,415)	2,062	(601)	(1,954)
FHLB advances and other borrowings	(325)	(25)	3	(347)

Total	(3,740)	2,037	(598)	(2,301)

Net change in net interest income before provision for loan losses	$323	$1,655	$(175)	$1,803

Liquidity and Capital Resources at December 31, 2003

General. Like other financial institutions, the Company must ensure that sufficient funds are available to meet deposit withdrawals, loan commitments, investment needs and expenses. Control of the Company’s cash flow requires the anticipation of deposit flows and loan payments. The Company’s primary sources of funds are deposit accounts, FHLB advances and principal and interest payments on loans.

The Company requires funds in the short term to finance ongoing operating expenses, pay liquidating deposits, purchase temporary investments in securities and invest in loans. The Company funds short-term requirements through advances from the FHLB, the sale of investments, deposit growth and loan principal payments. Management has no plans to significantly change long-term funding requirements. The Company requires funds in the long-term to invest in loans for its portfolio, purchase fixed assets and provide for the liquidation of deposits maturing in the future. The Company funds its long-term requirements with proceeds from maturing loans, the sale of loans and the sale of securities.

During the year ended December 31, 2003, the Company obtained funds primarily from sale of loans of $40.2 million; net principal repayment of loans of $64.0 million; proceeds from the increase in deposits of $36.1 million; the proceeds from the sale and repayments of securities of $24.0 million and proceeds from increased FHLB advances of $53.5 million. The Company used cash to fund $176.8 million in loan purchases; $20.3 million in loans originated for sale; the purchase of securities for $36.6 million; the purchase of bank-owned life insurance of $3.4 million; the purchase of FHLB stock of $2.8 million; and the purchase of premises and equipment of $2.6 million. Management believes that in the future, funds will continue to be obtained from the above sources.

At December 31, 2003, loans-in-process, or closed loans scheduled to be funded over a future period of time, totaled $2.8 million. Loans committed, but not closed, totaled $4.7 million, available lines of credit totaled $5.3 million and standby letters of credit totaled $494,000. Funding for these amounts is expected to be provided by the sources described above.

In December 2003, the Bank’s average liquidity was 9.6%. The Company expects the Bank’s six central Florida offices to generate sufficient deposits to provide liquidity for expected loan originations and other investments. The Asset/Liability Management Committee meets regularly and, in part, reviews liquidity levels to ensure that funds are available as needed.

The Company paid $.05 per share in dividends during 2003, its first dividend payments since 1994. Although the Company was profitable during 2002, the Board of Directors did not pay dividends, as the earnings were being retained in order to permit the Bank to continue to grow. The payment of future dividends will depend on general economic conditions, as well as the Company’s overall performance and capital needs.

At December 31, 2003, Federal Trust had $396,000 in cash in its account, which will be used primarily for cash dividend payments and operating expenses.

The following table is a reconciliation of the Bank’s stockholders’ equity calculated in accordance with accounting principles generally accepted in the United States of America (GAAP) to regulatory capital (in thousands):

	At December 31, 2003
	Tier I	Total Risk-Based
Bank’s stockholders’ equity in accordance with GAAP	$30,860	$30,860

Add (deduct):
Unrealized losses on investments	380	380
Excess mortgage servicing rights and Excess net deferred tax assets	(91)	(91)
General valuation allowances	—	2,728

Regulatory capital	$31,149	$33,877

At December 31, 2003, the Company met each of its capital requirements.

Results of Operations

Comparison of the Years Ended December 31, 2003 and 2002

General. The Company had net earnings for 2003 of $2.8 million or $.42 per basic and diluted share compared to net earnings of $2.1 million or $.34 per basic and diluted share for 2002. The improvement in the net earnings in 2003 was due to increases in net interest income, partially offset by an increase in other expenses.

Interest Income. Interest income was $20.9 million in 2003 compared to $19.5 million in 2002. Interest income on loans increased to $19.6 million in 2003 from $18.3 million in 2002. The increase in interest income on loans in 2003 was primarily attributable to an increase in the average amount of loans outstanding during the year offset partially by a decrease in yield earned on loans. Interest income on securities increased to $1.1 million in 2003 from $735,000 in 2002 as a result of an increase in the average balance of securities held by the Company partially offset by a decrease in yield earned on the securities. Other interest income decreased from $368,000 in 2002 to $218,000 during 2003. Management expects the yield earned on the portfolios to fluctuate with general market interest rate movements.

Interest Expense. Interest expense decreased during 2003 to $9.8 million compared to $11.0 million in 2002 primarily due to a decrease in the average cost paid partially offset by an increase in the average amount of deposit accounts and borrowings outstanding. Interest expense on deposits decreased by $1.4 million in 2003 as a result of a decrease in average cost paid on deposits partially offset by an increase in the average amount of deposits. Interest expense on these accounts will increase or decrease according to the general level of interest rates. Interest on borrowings increased to $2.7 million in 2003 from $2.5 million in 2002 due to an increase in the amount of borrowings outstanding, partially offset by a decrease in the average cost paid for borrowings. Management expects to continue to use FHLB advances and other borrowings when the rates offered on such funds is favorable when compared to the rates paid on deposits in the local market.

Provisions for Loan Losses. A provision for loan losses is generally charged to earnings based upon management’s evaluation of the inherent losses in its loan portfolio. The Company’s provision for loan losses for 2003 was $650,000 compared to $445,000 in 2002 based on management’s evaluation of the loan portfolio. The Company’s gross loan portfolio grew by $89.6 million, or 29% in 2003. Of this amount, $55.8 million were residential mortgage loans. As of December 31, 2003, 75.4% of the Company’s gross loan portfolio was residential mortgage loans, which historically have had the lowest risk of loss in the overall portfolio, and as a result have had a lower reserve percentage applied to them based on historical loss percentages.

Total charge-offs totaled $31,000 in 2003 compared to recoveries of $50,000 on loans previously charged-off. For 2002, total charge-offs and recoveries were $258,000 and $158,000, respectively. At December 31, 2003, the allowance for loan losses was $2.8 million, or .70%, of year-end loans compared to $2.1 million, or .69%, of loans at December 31, 2002. Total nonaccrual loans at December 31, 2003 were $6.4 million compared to $5.6 million at December 31, 2002. The amount needed in the allowance for loan losses for nonaccrual loans is based on the particular circumstances of the individual loan, including the type, amount, and value of the collateral, if any, and the overall composition and amount of the performing loans in the portfolio at the time of evaluation, and, as a result, will vary over time.

Other Income. Other income decreased slightly to $2.4 million for the year ended December 31, 2003. Increased gains on sales of loans held for sale and securities were offset by decreased other income. Other income decreased due to a decrease in loan servicing income related to the significant residential loan refinancing activity during 2003 together with the Company’s decision to have a third party service the Company’s residential mortgage portfolio.

Other Expense. Other expense increased to $8.8 million in 2003 from $7.3 million in 2002. The increase was the result of increased salary and employee benefits expense, occupancy expenses, professional services and data processing expense. The increase in salary and employee benefits of $583,000 was the result of additions to staff in 2003, due to the growth of the Company and the opening of three new branches in December 2002, June 2003 and October 2003, which also caused occupancy expense to increase. In addition, staff was added in the commercial loan department as part of the Company’s strategy to increase non-real estate commercial lending. Data processing expense increased as a result of an increase in the number of accounts and the opening of the new branches.

Income Taxes. Income taxes increased from $1.0 million (an effective tax rate of 33.5%) in 2002 to $1.3 million (an effective tax rate of 31.5%) in 2003. The effective tax rate decreased in 2003 due to an increase in tax-exempt income in 2003.

Comparison of the Years Ended December 31, 2002 and 2001

General. The Company had net earnings for 2002 of $2.1 million or $.34 per basic and diluted share compared to net earnings of $1.3 million or $.25 per basic and diluted share for 2001. The improvement in the net earnings in 2002 was due to an increase in net interest income, partially offset by an increase in other expenses.

Interest Income. Interest income was $19.5 million in 2002 compared to $20.0 million in 2001. Interest income on loans decreased to $18.3 million in 2002 from $19.2 million in 2001. The decrease in interest income on loans in 2002 was primarily attributable to a decrease in the yield earned on loans offset partially by an increase in the average amount of loans outstanding during the year. Interest income on securities increased to $735,000 in 2002 from $363,000 in 2001 as a result of an increase in the average balance of securities held by the Company partially offset by a decrease in the yield earned on the securities. Other interest and dividends increased from $352,000 in 2001 to $368,000 during 2002. Management expects the yield earned on the portfolios to fluctuate with general market interest rates conditions.

Interest Expense. Interest expense decreased during 2002 to $11.0 million compared to $13.3 million in 2001 primarily due to a decrease in the average cost paid partially offset by an increase in the average amount of deposit accounts and FHLB advances outstanding. Interest expense on deposits decreased by $2.0 million in 2002 as a result of a decrease in average cost paid on deposits partially offset by an increase in the average amount of deposits. Interest expense on these accounts will increase or decrease according to the general level of interest rates. Interest on FHLB advances and other borrowings decreased to $2.5 million in 2002 from $2.8 million in 2001 due to decreases in both the average cost paid on the advances and borrowings and in the amount of advances and other borrowings outstanding. Management expects to continue to use FHLB advances and other borrowings when the market rates and investment opportunities are available.

Provisions for Loan Losses. A provision for loan losses is generally charged to earnings based upon management’s evaluation of the inherent losses in its loan portfolio. The Company’s provision for loan losses for 2002 was $445,000 compared to $540,000 in 2001 based on management’s evaluation of the loan portfolio. The Company’s gross loan portfolio grew by $36.6 million in 2002. Of this amount, $42.5 million were residential mortgage loans. As of December 31, 2002, 79.2% of the Company’s gross loan portfolio was residential mortgage loans, which historically have had the lowest risk of loss in the overall portfolio, and as a result have had a lower reserve percentage applied to them based on historical loss percentages.

Gross charge-offs totaled $258,000 in 2002 compared to $425,000 for 2001. Loan recoveries for 2002 and 2001 were $158,000 and $16,000, respectively. At December 31, 2002, the allowance for loan losses was $2.1 million, or .69% of loans. Total nonaccrual loans at December 31, 2002 were $5.6 million compared to $3.6 million at December 31, 2001. The amount needed in the allowance for loan losses for nonaccrual loans is based on the particular circumstances of the individual loan, including the type, amount, and value of the collateral, if any, and the overall composition and amount of the performing loans in the portfolio at the time of evaluation, and, as a result, will vary over time.

Other Income. Other income increased slightly to $2.4 million for the year ended December 31, 2002. The increase in 2002 was the result of increased rental income and gains on sales of securities available for sale offset partially by decreased gains on sales of loans held for sale. Rental income increased due to a full year of recognized sub-lease income on agreements entered into during 2001.

Other Expense. Other expense increased to $7.3 million in 2002 from $6.5 million in 2001. The increase was the result of increased salary and employee benefits expense, occupancy expenses and data processing expense, offset partially by decreased professional services expenses. The increase in salary and employee benefits of $637,000 was the result of additions to staff in 2002, due to the growth of the Company and the opening of a new branch, which also caused occupancy expense to increase. In addition, staff was added in the commercial loan department as part of the Company’s strategy to increase non-real estate commercial lending. Data processing expense increased as a result of an increase in the number of accounts and the opening of the new branch.

Income Taxes. Income taxes increased from $716,000 (an effective tax rate of 36.1%) in 2001 to $1,038,000 (an effective tax rate of 33.5%) in 2002. The effective tax rate decreased in 2002 due to more tax-exempt income being recognized in 2002.

Asset /Liability Management

The Company’s profitability, like that of most bank holding companies and financial institutions, is dependent to a large extent upon its net interest income, which is the difference between its interest income on interest-earning assets, such as loans, mortgage-backed securities and investment securities, and its interest expense on interest-bearing liabilities, such as deposits and other borrowings. Financial institutions are affected by general changes in levels of interest rates and other economic factors beyond their control. At December 31, 2003, the Company’s one-year interest sensitivity gap (the difference between the amount of interest-earning assets anticipated by the Company to mature or reprice within one year and the amount of interest-bearing liabilities anticipated by the Company to mature or reprice within one year) as a percentage of total assets was a negative 36.6%. Generally, an institution with a negative gap would experience a decrease in net interest income in a period of rising interest rates or an increase in net interest income in a period of declining interest rates since there will be more liabilities than assets that will either mature or be subject to repricing within the one-year period. However, certain shortcomings are inherent in this rate sensitivity analysis. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different manners to changes in market interest rates. Therefore, no assurance can be given that the Company will be able to maintain its net interest-rate spread as market interest rates fluctuate.

The Company monitors its interest-rate risk through the Asset/Liability Committee which meets bi-weekly and reports the results of such monitoring quarterly to the Board of Directors. The Company’s policy is to seek to maintain a balance between interest-earning assets and interest-bearing liabilities so that the Company’s cumulative one-year gap is within a range established by the Board of Directors and which management believes is conducive to maintaining profitability without incurring undue risk. The Company has increased its investment in adjustable-rate and shorter average-life loans and mortgage-related securities in order to position itself for changing interest rates.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2003 that are expected to reprice, based upon certain assumptions and contractual maturities, in each of the future periods shown. Adjustable-rate mortgage-backed securities are scheduled according to their next adjustment date and fixed-rate mortgage-backed securities are scheduled according to their maturity date.

	Three Months or Less	More than Three Months to Six Months	More than Six Months to 12 Months	More than One Year to 3 Years	More than Three Years to 5 Years	More than Five Years to 10 Years	More than Ten Years	Total
	($ in thousands)
Rate-sensitive assets:
Mortgage loans, net of LIP	$16,371	16,115	34,223	52,554	129,582	5,501	44,947	299,293
Commercial and consumer loans	29,468	2,126	4,516	24,542	33,973	1,226	2,690	98,541
Mortgage-backed securities	3,422	2,976	1,658	3,451	—	—	4,248	15,755
Debt securities	—	—	1,963	—	—	—	5,988	7,951
Corporate equity securities	9,909	—	—	—	—	—	—	9,909
Interest-earning deposits	666	—	—	—	—	—	—	666
FHLB stock	5,660	—	—	—	—	—	—	5,660

Total interest-earning assets	65,496	21,217	42,360	80,547	163,555	6,727	57,873	437,775

Rate-sensitive liabilities:
Deposits:
Demand, money-market and savings accounts	100,327	—	—	—	—	—	—	100,327
Time deposits	40,600	37,119	81,594	44,338	4,292	8	—	207,951
FHLB advances	30,500	—	—	30,000	22,200	25,000	—	107,700
Other borrowings	10,372	—	—	—	—	—	—	10,372

Total interest-bearing liabilities	181,799	37,119	81,594	74,338	26,492	25,008	—	426,350

Interest-sensitivity gap	$(116,303)	(15,902)	(39,234)	6,209	137,063	(18,281)	57,873	11,425

Cumulative interest- sensitivity gap	$(116,303)	(132,205)	(171,439)	(165,230)	(28,167)	(46,448)	11,425

Cumulative interest-earning assets	$65,496	86,713	129,073	209,620	373,175	379,902	437,775

Cumulative interest-bearing liabilities	$181,799	218,918	300,512	374,850	401,342	426,350	426,350

Cumulative interest-sensitivity gap as a percentage of total assets	(24.8)%	(28.2)%	(36.6)%	(35.3)%	(6.0)%	(9.9)%	2.4%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities	36.0%	39.6%	43.0%	55.9%	93.0%	89.1%	102.7%

Recent Pronouncements

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” (“FIN 45”), which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires the Company to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability is applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material affect on the Company’s consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 provides guidance on the recognition and measurement of liabilities for costs associated with exit or disposal activities. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. The adoption of this Statement had no effect on the Company’s consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this Statement had no effect on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement had no effect on the Company’s consolidated financial statements.

Impact of Inflation and Changing Prices

The financial statements and related data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company’s performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates.

ITEM 7. FINANCIAL STATEMENTS.

Page Number
Independent Auditors’ Report	42

Consolidated Balance Sheets at December 31, 2003 and 2002	43

Consolidated Statements of Earnings for the Years Ended December 31, 2003, 2002 and 2001	44

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2003, 2002 and 2001	45-46

Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001	47-48

Notes to Consolidated Financial Statements	49-78

Independent Auditors’ Report

Federal Trust Corporation

Sanford, Florida:

We have audited the accompanying consolidated balance sheets of Federal Trust Corporation and Subsidiary (the “Company”) as of December 31, 2003 and 2002 and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

HACKER, JOHNSON & SMITH PA

Orlando, Florida

January 30, 2004

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets

($ in thousands, except per share amounts)

	At December 31,
	2003	2002
Assets
Cash and due from banks	$5,067	4,318
Interest-earning deposits	666	14,515

Cash and cash equivalents	5,733	18,833
Securities available for sale	33,615	21,520
Loans, less allowance for loan losses of $2,779 in 2003 and $2,110 in 2002	398,401	308,598
Accrued interest receivable	2,334	2,186
Premises and equipment, net	11,903	8,357
Foreclosed assets	1,007	858
Federal Home Loan Bank stock	5,660	2,860
Mortgage servicing rights, net	973	1,325
Bank-owned life insurance	6,580	2,974
Deferred tax asset	641	112
Other assets	1,351	431

Total assets	$468,198	368,054

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	6,352	6,112
Interest-bearing demand deposits	15,566	12,094
Money-market deposits	76,047	68,893
Savings deposits	8,714	9,319
Time deposits	207,951	182,113

Total deposits	314,630	278,531
Federal Home Loan Bank advances	107,700	54,200
Other borrowings	5,217	915
Junior subordinated debentures	5,155	—
Capital lease obligation	3,334	2,139
Accrued interest payable	527	449
Official checks	1,612	1,778
Other liabilities	3,566	5,003

Total liabilities	441,741	343,015

Commitments and contingencies (Notes 5, 10 and 16)

Stockholders’ equity:
Common stock, $.01 par value, 15,000,000 shares authorized; 6,661,807 and 6,591,338 shares issued in 2003 and 2002, respectively	67	66
Additional paid-in capital	22,069	21,778
Retained earnings	5,629	3,180
Unallocated ESOP shares (135,592 shares)	(979)	—
Accumulated other comprehensive income (loss)	(329)	15

Total stockholders’ equity	26,457	25,039

Total liabilities and stockholders’ equity	$468,198	368,054

See Accompanying Notes to Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Consolidated Statements of Earnings

($ in thousands, except per share amounts)

	Year Ended December 31,
	2003	2002	2001
Interest income:
Loans	$19,591	18,349	19,235
Securities	1,112	735	363
Other	218	368	352

Total interest income	20,921	19,452	19,950

Interest expense:
Deposits	7,083	8,520	10,474
Other	2,667	2,451	2,798

Total interest expense	9,750	10,971	13,272

Net interest income	11,171	8,481	6,678

Provision for loan losses	650	445	540

Net interest income after provision for loan losses	10,521	8,036	6,138

Other income:
Service charges and fees	348	360	388
Gain on sale of loans held for sale	604	449	658
Gain on sale of securities	363	229	170
Rental income	408	385	92
Other	635	977	1,075

Total other income	2,358	2,400	2,383

Other expense:
Salary and employee benefits	4,531	3,948	3,311
Occupancy expense	1,483	1,148	1,013
Professional services	466	401	518
Data processing	572	420	312
Other	1,774	1,422	1,384

Total other expense	8,826	7,339	6,538

Earnings before income taxes	4,053	3,097	1,983

Income taxes	1,276	1,038	716

Net earnings	$2,777	2,059	1,267

Earnings per share:
Basic	$0.42	0.34	0.25

Diluted	$0.42	0.34	0.25

See Accompanying Notes to Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2003, 2002 and 2001

($ in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2000	4,947,911	$49	15,988	(146)	(185)	15,706

Comprehensive income:
Net earnings	—	—	—	1,267	—	1,267
Other comprehensive income, net of tax:
Amortization of transferred unrealized loss on securities held to maturity, net of tax of $118	—	—	—	—	196	196
Change in net unrealized loss on securities available for sale, net of tax benefit of $83	—	—	—	—	(147)	(147)

Comprehensive income						1,316

Issuance of common stock, net of issuance cost of $35	461,538	5	1,460	—	—	1,465
Accretion of stock options for stock compensation programs	—	—	44	—	—	44

Balance at December 31, 2001	5,409,449	54	17,492	1,121	(136)	18,531

Comprehensive income:
Net earnings	—	—	—	2,059	—	2,059
Change in net unrealized loss on securities available for sale, net of tax of $87	—	—	—	—	151	151

Comprehensive income						2,210

Issuance of common stock, net of issuance cost of $39	1,181,889	12	4,259	—	—	4,271
Accretion of stock options for stock compensation programs	—	—	27	—	—	27

Balance at December 31, 2002	6,591,338	$66	21,778	3,180	15	25,039

(continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity, Continued

Years Ended December 31, 2003, 2002 and 2001

($ in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Unallocated ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2002	6,591,338	$66	21,778	3,180	—	15	25,039

Comprehensive income:
Net earnings	—	—	—	2,777	—	—	2,777
Change in net unrealized gain on securities available for sale, net of tax benefit of $191	—	—	—	—	—	(344)	(344)

Comprehensive income							2,433

Issuance of common stock, stock options exercised	70,469	1	281	—	—	—	282
Purchase of common shares for the ESOP (135,592 shares)	—	—	—	—	(979)	—	(979)
Dividends paid, $.05 per share	—	—	—	(328)	—	—	(328)
Accretion of stock options for stock compensation programs	—	—	10	—	—	—	10

Balance at December 31, 2003	6,661,807	$67	22,069	5,629	(979)	(329)	26,457

See Accompanying Notes to Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net earnings	$2,777	2,059	1,267
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	577	458	416
Net amortization of premiums and discounts on securities	326	167	30
Amortization of mortgage servicing rights	542	531	410
Valuation allowance on mortgage servicing rights	70	—	—
Net amortization of loan origination fees, costs, premiums and discounts	1,770	1,158	477
Provision for loan losses	650	445	540
Loans originated for resale	(20,337)	(16,926)	(16,973)
Proceeds from sales of loans held for sale	40,164	28,521	34,422
Gain on sale of loans held for sale	(604)	(449)	(658)
(Credit) provision for deferred income taxes	(338)	(85)	232
Gain on sale of securities	(363)	(229)	(170)
Loss on sale of foreclosed assets	41	4	18
Increase in cash surrender value of life insurance policies	(206)	(127)	(128)
Accretion of stock option expense	10	27	44
Cash provided by (used in) resulting from changes in:
Accrued interest receivable	(148)	(138)	(271)
Other assets	(920)	254	999
Accrued interest payable	78	129	80
Official checks	(166)	(791)	(250)
Other liabilities	(1,320)	388	640

Net cash provided by operating activities	22,603	15,396	21,125

Cash flows from investing activities:
Principal repayments, net of loans originated	63,991	36,156	(10,605)
Purchase of loans	(176,828)	(97,897)	(53,933)
Purchase of securities available for sale	(36,607)	(26,800)	(17,748)
Proceeds from principal repayments, calls and sales of securities available for sale	24,014	22,838	15,397
Net proceeds from the sale of foreclosed assets	941	796	1,327
(Purchase) redemption of Federal Home Loan Bank stock	(2,800)	215	(550)
Purchase of premises and equipment	(2,623)	(2,747)	(1,619)
Purchase of bank-owned life insurance	(3,400)	—	—

Net cash used in investing activities	(133,312)	(67,439)	(67,731)

Cash flows from financing activities:
Net increase in deposits	36,099	53,131	43,563
Net increase in Federal Home Loan Bank advances	53,500	4,200	8,500
Net increase (decrease) in other borrowings	4,302	(1,200)	100
Principal repayments under capital lease obligation	(305)	(313)	(48)
Proceeds from issuance of junior subordinated debentures	5,155	—	—
Net (decrease) increase in advance payments by borrowers for taxes and insurance	(117)	(479)	(367)
Dividends paid	(328)	—	—
Purchase of common shares for the ESOP	(979)	—	—
Net proceeds from the sale of common stock	282	3,971	1,465

Net cash provided by financing activities	97,609	59,310	53,213

Net (decrease) increase in cash and cash equivalents	(13,100)	7,267	6,607
Cash and cash equivalents at beginning of year	18,833	11,566	4,959

Cash and cash equivalents at end of year	$5,733	18,833	11,566

(continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows, Continued

(In thousands)

	Year Ended December 31,
	2003	2002	2001
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$9,672	10,842	13,192

Income taxes	$1,914	943	335

Noncash transactions:
Foreclosed assets acquired in settlement of loans	$1,131	1,069	1,773

Loans originated on sales of foreclosed assets	$—	—	146

Accumulated other comprehensive income (loss), net change in unrealized gain (loss) on securities available for sale, net of tax	$(344)	151	(147)

Accumulated other comprehensive income (loss), change in unrealized loss on securities transferred from available for sale to held to maturity, net of tax	$—	—	196

Premises and equipment under capital lease obligation	$1,500	—	2,500

Securitization of loans held for sale	$—	3,310	3,300

Transfer of loans in portfolio to loans held for sale	$18,361	15,550	21,175

Common stock issued in connection with land lease	$—	300	—

Transfer of foreclosed assets to premises and equipment	$—	125	—

Mortgage servicing rights recognized upon sale of loans held for sale	$260	202	511

See Accompanying Notes to Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

At December 31, 2003 and 2002 and for Each of the Three Years

in the Period Ended December 31, 2003

(1) Organization and Summary of Significant Accounting Policies

Organization. Federal Trust Corporation (“Federal Trust”), is the sole shareholder of Federal Trust Bank (the “Bank”). Federal Trust operates as a unitary savings and loan holding company. Federal Trust’s business activities primarily include the operation of the Bank. The Bank is federally-chartered as a stock savings bank. The Bank’s deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation. The Bank provides a wide range of banking services to individual and corporate customers through its six offices located in Orange, Seminole and Volusia Counties, Florida.

FTB Financial, Inc., a wholly-owned subsidiary of the Bank, provided investment services to customers of the Bank. FTB Financial, Inc. ceased operations in September 2003 and is currently inactive. The other wholly-owned subsidiary of the Bank, Vantage Mortgage Service Center, Inc., (“Vantage”) operated as a broker for the residential mortgage secondary market. Vantage ceased operations on March 31, 2001 and was dissolved on September 21, 2001.

In September 2003, Federal Trust Statutory Trust I (the “Statutory Trust I”) was formed for the sole purpose of issuing $5,000,000 of trust preferred securities as more fully discussed in Note 9. In accordance with Financial Accounting Standards Interpretation No. 46 “Consolidation of Variable Interest Entities” (as revised December 2003), Federal Trust accounts for Statutory Trust I under the equity method of accounting.

Basis of Financial Statement Presentation. The consolidated financial statements include the accounts of Federal Trust, the Bank and the Bank’s subsidiaries (together, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. The following summarizes the more significant of these policies and practices.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. The most significant estimates made by management that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and foreclosed assets. Actual results could differ from these estimates.

Cash and Cash Equivalents. For the purposes of reporting cash flows, cash and cash equivalents includes cash and due from banks and interest-earning deposits with maturities of three months or less.

The Bank is required by law or regulation to maintain cash reserves in the form of vault cash or in a noninterest-earning account with the Federal Reserve Bank or in noninterest-earning accounts with other qualified banks. These reserve balances at December 31, 2003 and 2002 were approximately $472,000 and $311,000, respectively.

(continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

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

Loan origination fees are deferred and certain direct loan origination costs are capitalized. Both are recognized in earnings over the contractual life of the loans, adjusted for estimated prepayments based on the Company’s historical prepayment experience. If the loan is prepaid, the remaining unamortized fees and costs are charged to earnings. Amortization is ceased on nonaccrual loans.

Loans are placed on nonaccrual status when the loan becomes more than 90 days past due as to interest or principal, unless the loan is both well collateralized and in the process of collection, or when the full, timely collection of interest or principal becomes uncertain. When a loan is placed on nonaccrual status, the accrued and unpaid interest receivable is written off and the loan is accounted for on the cash or cost recovery method thereafter, until qualifying for return to accrual status.

The Company considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement. When a loan is impaired, the Company may measure impairment based on (a) the present value of the expected future cash flows of the impaired loan discounted at the loan’s original effective interest rate, (b) the observable market price of the impaired loan, or (c) the fair value of the collateral of a collateral-dependent loan. The Company selects the measurement method on a loan-by-loan basis, except for collateral-dependent loans for which foreclosure is probable, are measured at the fair value of the collateral. In a troubled debt restructuring involving a restructured loan, the Company measures impairment by discounting the total expected future cash flows at the loan’ s original effective rate of interest.

Loans Held for Sale. Loans originated that are intended to be sold in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to earnings. The Company had approximately $679,000 and $1,801,000 of loans held for sale at December 31, 2003 and 2002, respectively, which are included in loans on the accompanying consolidated balance sheets and the fair value of these loans exceeded book value in the aggregate.

(continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

(1) Organization and Summary of Significant Accounting Policies, Continued

Loans Held for Sale, Continued. Loan origination fees are deferred and direct loan origination costs are capitalized until the related loan is sold, at which time the net fees are included in the gain on sale of loans held for sale in the consolidated statements of earnings.

Allowance for Loan Losses. The Company follows a consistent procedural discipline and accounts for loan loss contingencies in accordance with Statement of Financial Accounting Standards No.5, “Accounting for Contingencies” (Statement 5). The following is a description of how each portion of the allowance for loan losses is determined.

The Company segregates the loan portfolio for loan loss purposes into the following broad segments: commercial real estate; residential real estate; commercial business; and consumer loans. The Company provides for a general allowance for losses inherent in the portfolio by the above categories, which consists of two components. First, general loss percentages are calculated based upon historical analyses. Second, a supplemental portion of the allowance is calculated for inherent losses which probably exist as of the evaluation date even though they might not have been identified by the more objective processes used for the portion of the allowance described above. This is due to the risk of error and/or inherent imprecision in the process. This supplemental portion of the allowance is particularly subjective and requires judgments based on qualitative factors which do not lend themselves to exact mathematical calculations such as; trends in delinquencies and nonaccruals; migration trends in the portfolio; trends in volume, terms, and portfolio mix; new credit products and/or changes in the geographic distribution of those products; changes in lending policies and procedures; loan review reports; changes in the outlook for local, regional and national economic conditions and concentrations of credit risk.

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

Notes to Consolidated Financial Statements—(Continued)

(1) Organization and Summary of Significant Accounting Policies, Continued

Mortgage Servicing Rights, Continued. Mortgage servicing rights are amortized in proportion to and over the period of the estimated net servicing revenue. They are evaluated for impairment by comparing the carrying amount of the servicing rights to their fair value. Fair value is estimated based on the market prices of similar mortgage servicing assets and on discounted future net cash flows considering market prepayment estimates, historical prepayment rates, portfolio characteristics, interest rates and other economic factors. For purposes of measuring impairment, the mortgage servicing rights are stratified by the predominant risk characteristics which include product types of the underlying loans and interest rates of mortgage notes. Impairment, if any, is recognized through a valuation reserve for each impaired stratum and is included in amortization of mortgage servicing rights. At December 31, 2003, the Company had a valuation allowance of $70,000. There was no valuation allowance at December 31, 2002.

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

Premises and Equipment. Land is stated at cost. Premises and equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements is computed using the straight-line method over the lesser of the estimated useful lives or the respective lease terms, including renewal options expected to be exercised. Major renovations and betterments of property are capitalized; maintenance, repairs, and minor renovations and betterments are expensed in the period incurred. Upon retirement or other disposition of the assets, the asset cost and related accumulated depreciation or amortization are removed from the accounts, and gains or losses are included in earnings.

Stock Compensation Plans. Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148 Accounting for Stock-Based Compensation Transition and Disclosure, (collectively, “SFAS No. 123”), encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. The Company accounts for their stock option plans under the recognition and measurement principles of APB No. 25.

(continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

(1) Organization and Summary of Significant Accounting Policies, Continued

Stock Compensation Plans, Continued. The following table illustrates the assumptions used in calculating the grant-date fair value and the effect on net earnings and basic and diluted earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. For purposes of proforma disclosure, the estimated fair value is included in expense in the period vesting occurs ($            in thousands, except per share amounts):

	Year Ended December 31,
	2003	2002	2001
Assumptions:
Weighted-average risk-free rate of return	4.42%	4.46%	5.68%
Annualized dividend yield	80%	—	—
Expected life of options granted	10 years	10 years	10 years
Expected stock volatility	30%	25%	10%

	Year Ended December 31,
	2003	2002	2001
Grant-date fair value of options issued during the year	$495	65	86

Weighted-average grant-date fair value per option of options issued during the year	$3.01	1.86	0.55

Net earnings, as reported	$2,777	2,059	1,267
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax benefit	(159)	(69)	(39)

Proforma net earnings	$2,618	1,990	1,228

Basic earnings per share:
As reported	$.42	.34	.25

Proforma	$.40	.33	.24

Diluted earnings per share:
As reported	$.42	.34	.25

Proforma	$.39	.33	.24

(continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

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

The components of other comprehensive income and related tax effects are as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
Unrealized holding (losses) gains on securities available for sale	$(172)	467	(60)
Reclassification adjustment for gains realized in earnings	(363)	(229)	(170)

Net change in unrealized (loss) gain	(535)	238	(230)
Income taxes	(191)	87	(83)

Net change in unrealized (loss) gain before amortization	(344)	151	(147)
Amortization of transferred loss on securities held to maturity, net of tax of $83	—	—	196

Net amount	$(344)	151	49

(continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

(1) Organization and Summary of Significant Accounting Policies, Continued

Earnings Per Share of Common Stock. The Company follows the provisions of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS No. 128”). SFAS No. 128 provides accounting and reporting standards for calculating earnings per share. Basic earnings per share of common stock has been computed by dividing the net earnings for the year by the weighted-average number of shares outstanding. Shares of common stock purchased by the Company’s Employee Stock Ownership Plan (“ESOP”) are considered outstanding when the shares are allocated to participants. Diluted earnings per share is computed by dividing net earnings by the weighted-average number of shares outstanding including the dilutive effect of stock options computed using the treasury stock method. The following table presents the calculation of basic and diluted earnings per share of common stock (in thousands, except per share amounts):

	Year Ended December 31,
	2003	2002	2001
Weighted-average shares outstanding before adjustment for unallocated ESOP shares	6,592	5,991	5,060
Adjustment to reflect the effect of unallocated ESOP shares	(43)	—	—

Weighted-average shares outstanding for basic earnings per share	6,549	5,991	5,060

Basic earnings per share	$.42	.34	.25

Total weighted-average shares outstanding for basic earnings per share computation	6,549	5,991	5,060
Additional dilutive shares using the average market value forthe period utilizing the treasury stock method regarding stock options	113	12	—

Weighted-average shares and equivalents outstanding for diluted earnings per share	6,662	6,003	5,060

Diluted earnings per share	$.42	.34	.25

Income Taxes. Federal Trust, the Bank and the Bank’s subsidiaries file a consolidated income tax return. Income taxes are allocated between Federal Trust, the Bank and the Bank’s subsidiaries as though separate income tax returns were filed.

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

(continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

(1) Organization and Summary of Significant Accounting Policies, Continued

Off-Balance-Sheet Financial Instruments. In the ordinary course of business, the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, unused lines of credit, standby letters of credit and undisbursed construction loans in process. Such financial instruments are recorded in the consolidated financial statements when they are funded.

Recent Pronouncements. In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” (“FIN 45”), which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires the Company to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability is applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material affect on the Company’s consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 provides guidance on the recognition and measurement of liabilities for costs associated with exit or disposal activities. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. The adoption of this Statement had no effect on the Company’s consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this Statement had no effect on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement had no effect on the Company’s consolidated financial statements.

Reclassification. Certain amounts in the 2002 and 2001 consolidated financial statements have been reclassified to conform with the 2003 presentation.

(continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

(2) Securities Available for Sale

All securities have been classified as available for sale by management. The amortized cost and estimated fair values of securities available for sale, are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
At December 31, 2003:
Mortgage-backed securities	$15,804	41	(90)	15,755
Municipal bonds	6,043	54	(109)	5,988
Corporate equity securities	10,295	83	(469)	9,909
U.S. government agency securities	1,984	—	(21)	1,963

	$34,126	178	(689)	33,615

At December 31, 2002:
Mortgage-backed securities	11,639	86	—	11,725
Municipal bonds	205	—	—	205
Corporate equity securities	7,445	5	(24)	7,426
Corporate debt security	2,207	—	(43)	2,164

	$21,496	91	(67)	21,520

The amortized cost and estimated fair values of securities available for sale at December 31, 2003, by contractual maturity, are below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Amortized	Fair
	Cost	Value
Due after five years up to ten years	$1,984	1,963
Due after ten years	6,043	5,988
Mortgage-backed securities	15,804	15,755
Corporate equity securities	10,295	9,909

	$34,126	33,615

(continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

(2) Securities Available for Sale, Continued

The following summarizes sales of securities (in thousands):

	Year Ended December 31,
	2003	2002	2001
Proceeds from sales	$13,753	15,879	15,058

Gross gains from sales	363	256	170
Gross losses from sales	—	(27)	—

Net gain	$363	229	170

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

(3) Loans

The components of loans are summarized as follows (in thousands):

	At December 31,
	2003	2002
Mortgage loans:
Residential (1)	$302,083	246,234
Commercial	78,209	44,766
Construction	7,079	12,258

Total mortgage loans	387,371	303,258
Commercial loans	12,389	6,768
Consumer loans	864	969
Total loans	400,624	310,995
Add (deduct):
Allowance for loan losses	(2,779)	(2,110)
Net premiums, discounts, deferred fees and costs	3,346	2,902
Undisbursed portion of loans in process	(2,790)	(3,189)

Loans, net	$398,401	308,598

(1)	Include approximately $679,000 and $1,801,000 of loans held for sale at December 31, 2003 and 2002, respectively.

(continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

(3) Loans, Continued

The following is a summary of information regarding nonaccrual and impaired loans (in thousands):

	At December 31,
	2003	2002
Nonaccrual loans	$6,396	5,579

Accruing loans past due ninety days or more	$—	—

Recorded investment in impaired loans for which there is a related allowance for loan losses	$8,249	7,572

Recorded investment in impaired loans for which there is no related allowance for loan losses	$—	—

Allowance for loan losses related to impaired loans	$1,110	1,144

	Interest Income Recognized and Received on Impaired Loans	Average Net Recorded Investment in Impaired Loans
For the Years Ended December 31:
2003	$111	6,343

2002	$134	4,896

2001	$103	3,168

The activity in the allowance for loan losses is as follows (in thousands):

	For the Year Ended December 31,
	2003	2002	2001
Balance at beginning of year	$2,110	1,765	1,634
Provision for loan losses	650	445	540
Charge-offs	(31)	(258)	(425)
Recoveries	50	158	16

Balance at end of year	$2,779	2,110	1,765

(continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

(4) Loan Servicing

Loans serviced for other entities are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were approximately $92.7 million and $114.1 million at December 31, 2003 and 2002, respectively. Loan servicing income (expense), net of amortization of mortgage servicing rights, was approximately $(123,000), $97,000 and $335,000 for the years ended December 31, 2003, 2002 and 2001, respectively and is included in other noninterest income on the consolidated statements of earnings.

The balance of capitalized servicing rights, net of valuation allowances, at December 31, 2003 and 2002, was approximately $973,000 and $1,325,000, respectively. The fair value of these rights were approximately $973,000 and $1,426,000, respectively. The fair value of servicing rights at December 31, 2003 was determined using discount rates ranging from 8% to 10% and prepayment speeds ranging from 8% to 36%, depending upon the stratification of the specific right.

The following summarizes mortgage servicing rights capitalized and amortized, along with the aggregate activity in related valuation allowances (in thousands):

	Year Ended December 31,
	2003	2002	2001
Mortgage servicing rights capitalized	$260	202	511
Mortgage servicing rights amortized	$542	531	410
Valuation allowances	$70	—	—

The Company also owns loans serviced by other entities. These loans totaled approximately $202.8 million and $127.7 million at December 31, 2003 and 2002, respectively.

(5) Premises and Equipment

Premises and equipment consisted of the following (in thousands):

	At December 31,
	2003	2002
Land	$1,973	1,252
Bank premises under capital lease	3,490	2,500
Buildings and improvements	4,808	3,326
Leasehold improvements	637	562
Furniture, fixtures and equipment	3,014	2,294
Construction in progress	124	171

Total	14,046	10,105
Less accumulated depreciation and amortization	(2,143)	(1,748)

Premises and equipment, net	$11,903	8,357

(continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

(5) Premises and Equipment, Continued

Accumulated depreciation of approximately $124,000 and $74,000 at December 31, 2003 and 2002, respectively related to bank premises under capital lease.

During February 2002, the Company entered into a land lease for a branch facility in Casselberry, Florida. As part of the lease, the Company paid cash of $200,000 and issued 83,333 shares of common stock. The Company expended approximately $788,000 in construction costs and the branch opened in December 2002.

During 2003, the Company completed the construction of another branch facility in Orange City, Florida that opened in September 2003. The Company also opened a leased branch facility in Deltona, Florida in June 2003. The Company owns land near this leased branch and is in the process of constructing a permanent facility. The Company expects to expend approximately $800,000 in construction and equipment costs to complete the new Deltona branch and it is expected to open by the end of the second quarter of 2004.

During 2001, the Company entered into a lease agreement for its administrative office building, which qualifies as a capital lease. The lease term for the building is fifteen years with fixed annual lease payments and an option to purchase the building for $1 at the end of the term. Future minimum lease payments under this capital lease are as follows (in thousands):

Year Ending December 31,	Amount
2004	$439
2005	439
2006	439
2007	439
2008	439
Thereafter	3,376

Total minimum lease payments	5,571
Less: amount representing interest	(2,237)

Present value of minimum lease payments	$3,334

(continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

(5) Premises and Equipment, Continued

The Company leases three branch offices under operating leases. The terms of these leases are for up to ten years and the leases contain escalation clauses and renewal options. Rent expense under operating leases was approximately $242,000, $238,000 and $368,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Future minimum payments under operating leases are as follows (in thousands):

Year Ending December 31,	Amount
2004	$277
2005	288
2006	272
2007	262
2008	272
Thereafter	332

$1,703

The Company leases space to third parties in its administration building. The Company pays a fee to a third party to manage the property. The Company also subleases out space at one of its branch offices. The Company recognized approximately $408,000, $385,000 and $92,000 in rental income during the years ended December 31, 2003, 2002 and 2001, respectively.

(6) Deposits

At December 31, 2003 and 2002, time deposits of $100,000 or more were approximately $113.5 million and $89.6 million, respectively. At December 31, 2003 the scheduled maturities of time deposits were as follows (in thousands):

Year Ending December 31,	Amount
2004	$159,313
2005	40,576
2006	3,762
2007	4,043
2008 and thereafter	257

$207,951

(continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

(6) Deposits, Continued

Interest expense on deposits is as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
Interest-bearing demand deposits	$268	113	17
Money-market accounts	1,496	1,494	807
Savings accounts	163	139	55
Time deposits, net of penalties	5,156	6,774	9,595

Total interest expense on deposits	$7,083	8,520	10,474

(7) Federal Home Loan Bank Advances

A summary of advances from the Federal Home Loan Bank of Atlanta (“FHLB”) are as follows ($ in thousands):

Maturing During the Year Ending December 31,			At December 31,
	Interest Rate		2003	2002
2003	6.39		$—	5,000
2003	1.30	(1)	—	17,000
2004	1.15	(1)	25,500	—
2005	2.00		25,000	—
2006	1.24	(2)	5,000	—
2006	58	(1)(2)	5,000	—
2007	5.22		2,200	2,200
2007	1.26	(2)	5,000	5,000
2008	1.98	(3)	5,000	—
2008	1.12	(4)	5,000	—
2008	1.01	(4)	5,000	—
2011	3.73	(5)	25,000	25,000

			$107,700	54,200

(1)	Daily advance – or adjustable rate.
(2)	FHLB has the option to call every three months.
(3)	FHLB has the option to call every three months beginning in January 2005.
(4)	FHLB has the option to call every three months beginning in June 2004.
(5)	FHLB has a one-time call option in December 2004.

The security agreement with FHLB includes a blanket floating lien requiring the Company to maintain qualifying first mortgage loans, discounted at 75% of the unpaid principal balances, as pledged collateral in an amount equal to at least 100% of the total advances outstanding. The FHLB also requires the purchase of FHLB common stock in proportion to the amount of advances outstanding. The FHLB stock is also pledged as collateral for these advances.

(continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

(8) Other Borrowings

At December 31, 2002, the Company had a line of credit agreement with a commercial bank that permitted the Company to borrow up to $6,000,000. The line of credit bore interest at the prime lending rate plus 50 basis points and was secured by all the Bank’s common stock. Borrowings under the line of credit agreement were to mature five years after the date of the borrowing. At December 31, 2002, the outstanding balance under the line of credit agreement was approximately $915,000.

During 2003, the Company entered into a new loan agreement with another correspondent bank. Under this agreement, the Company can borrow up to $6,000,000 under a revolving line of credit (“LOC”) for general operations and up to $2,000,000 on a separate nonrevolving line of credit (“ESOP LOC”) for common stock purchases relating to the Company’s Employee Stock Ownership Plan. Both lines are secured by all the Bank’s common stock and both have interest rates of prime minus 12.5 basis points as long as the Company maintains certain loan-to-Company book value percentages. The Company initially used the proceeds from the LOC to pay off the old line of credit. The new loan agreement also has certain covenants that the Company is required to meet. The following summarizes the balances and other information pertaining to these loans at December 31, 2003 ($            in thousands):

	Outstanding Balance	Available Balance	Interest Rate	Interest Due	Principal Due
LOC	$4,212	1,788	3.875%	Quarterly	Beginning in June 2005—principal amortizes over 10 year schedule-due June 2015
ESOP LOC	1,005	995	3.875%	Quarterly	Annual principal repayments of 10% of outstanding balance increasing 5% per year, due in full in June 2009

Total	$5,217	2,783

Total interest expense on other borrowings for the years ended December 31, 2003, 2002 and 2001, was approximately $137,000, $84,000 and $187,000, respectively.

(9) Junior Subordinated Debentures

On September 17, 2003, Statutory Trust I sold adjustable-rate Trust Preferred Securities due September 17, 2033 in the aggregate principal amount of $5,000,000 (the “Trust Preferred Securities”) in a pooled trust preferred securities offering. The interest rate on the Trust Preferred Securities adjusts quarterly, to a rate equal to the then current three-month London Interchange Bank Offering Rate (“LIBOR”), plus 295 basis points (4.05% at December 31, 2003). In addition, Federal Trust contributed capital of $155,000 to Statutory Trust I for the purchase of the common securities of Statutory Trust I. The proceeds from these sales were paid to Federal Trust in exchange for $5,155,000 of its adjustable-rate Junior Subordinated Debentures (the “Debentures”) due September 17, 2033. The Debentures have the same terms as the Trust Preferred Securities. The sole asset of Statutory Trust I, the obligor on the Trust Preferred Securities, is the Debentures.

(continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

(9) Junior Subordinated Debentures, Continued

Federal Trust has guaranteed Statutory Trust I’s payment of distributions on, payments on any redemptions of, and any liquidation distribution with respect to, the Trust Preferred Securities. Cash distributions on both the Trust Preferred Securities and the Debentures are payable quarterly in arrears on March 17, June 17, September 17 and December 17 of each year.

The Trust Preferred Securities are subject to mandatory redemption: (i) in whole, but not in part, upon repayment of the Debentures at stated maturity or, at the option of Federal Trust, their earlier redemption in whole upon the occurrence of certain changes in the tax treatment or capital treatment of the Trust Preferred Securities, or a change in the law such that Statutory Trust I would be considered an Investment Company; and (ii) in whole or in part at any time on or after September 17, 2008 contemporaneously with the optional redemption by Federal Trust of the Debentures in whole or in part. The Debentures are redeemable prior to maturity at the option of Federal Trust: (i) on or after September 17, 2008, in whole at any time or in part from time to time; or (ii) in whole, but not in part, at any time within 90 days following the occurrence and continuation of certain changes in the tax treatment or capital treatment of the Trust Preferred Securities, or a change in law such that Statutory Trust I would be considered an Investment Company, required to be registered under the Investment Company Act of 1940.

(10) Fair Value of Financial Instruments

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument or may not necessarily represent the underlying fair value of the Company. The following methods and assumptions were used by the Company in estimating fair values of financial instruments:

Cash and Cash Equivalents—The carrying amount of cash and cash equivalents represents fair value.

Securities Available for Sale—The fair value of securities available for sale are based on quoted market prices. If quoted market prices are not available, fair values are based on quoted market values of comparable instruments.

Federal Home Loan Bank Stock—The stock is not publicly traded and the estimated fair value is based on its redemption value of $100 per share.

Loans—For variable rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for residential, commercial real estate, commercial and consumer loans other than variable rate loans are estimated using discounted cash flow analysis, using the Office of Thrift Supervision (“OTS”) pricing model. Fair values of impaired loans are estimated using discounted cash flow analysis or underlying collateral values, where applicable.

(continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

(10) Fair Value of Financial Instruments, Continued

Mortgage Servicing Rights—The fair value of mortgage servicing rights is based on a valuation performed by an independent third-party using certain assumptions relating to the Company’s servicing portfolio.

Deposits—The fair values disclosed for noninterest-bearing demand, interest-bearing demand, money-market and savings deposits are, by definition, equal to the amount payable on demand (that is their carrying amounts). Fair values for time deposits are estimated using the OTS pricing model.

Federal Home Loan Bank Advances—Fair value for Federal Home Loan Bank advances are estimated using the OTS pricing model.

Other Borrowings and Junior Subordinated Debentures—Fair values of these borrowings are estimated using discounted cash flow analysis based on the Company’s current borrowing rates for similar types of borrowing arrangements.

Accrued Interest—The carrying amounts of accrued interest receivable and accrued interest payable approximates fair value.

Off-Balance-Sheet Instruments—Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

The carrying amounts and estimated fair values of the Company’s financial instruments, are as follows (in thousands):

	At December 31,
	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$5,733	5,733	18,833	18,833
Securities available for sale	33,615	33,615	21,520	21,520
Loans, net	398,401	408,560	308,598	318,600
Federal Home Loan Bank stock	5,660	5,660	2,860	2,860
Accrued interest receivable	2,334	2,334	2,186	2,186
Mortgage servicing rights	973	973	1,325	1,426
Financial liabilities:
Deposits	314,630	316,627	278,531	281,755
Federal Home Loan Bank advances	107,700	108,605	54,200	54,621
Other borrowings	5,217	5,217	915	915
Junior subordinated debentures	5,155	5,155	—	—
Accrued interest payable	527	527	449	449

(continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

(10) Fair Value of Financial Instruments, Continued

The Company has outstanding at any time a significant number of commitments to extend credit. These arrangements are subject to strict credit control assessments and each customer’s credit worthiness is evaluated on a case-by-case basis. A summary of commitments at December 31, 2003 is as follows (in thousands):

	Contract Amount	Carrying Amount	Estimated Fair Value
Unused lines of credit	$5,341	—	—

Commitment to extend credit	$4,675	—	—

Standby letters of credit	$494	—	—

Loans in process	$2,790	—	—

Because many commitments expire without being funded in whole or part, the contract amounts are not estimates of future cash flows.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the counterparty.

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

The Company’s policy is to require customers to provide collateral prior to the disbursement of approved loans. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, real estate and income producing commercial properties.

(continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

(11) Income Taxes

Allocation of Federal and state income taxes between current and deferred portions is as follows (in thousands):

	Current	Deferred	Total
Year Ended December 31, 2003:
Federal	$1,390	(289)	1,101
State	224	(49)	175

Total	$1,614	(338)	1,276

Year Ended December 31, 2002:
Federal	955	(73)	882
State	168	(12)	156

Total	$1,123	(85)	1,038

Year Ended December 31, 2001:
Federal	404	207	611
State	80	25	105

Total	$484	232	716

The effective tax rate was different than the statutory Federal income tax rate. A summary and the reasons for the difference are as follows ($ in thousands):

	Year Ended December 31,
	2003		2002		2001
	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings
Tax provision at statutory rate	$1,378	34.0%	$1,053	34.0%	$674	34.0%
Increase (decrease) in tax resulting from:
State income taxes, net of federal income tax benefit	116	2.9	103	3.3	70	3.5
Tax-exempt income	(175)	(4.3)	(78)	(2.5)	(15)	(.8)
Officers’ life insurance, meals and entertainment and other permanent items	(43)	(1.1)	(40)	(1.3)	(13)	(.6)

	$1,276	31.5%	$1,038	33.5%	$716	36.1%

(continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

(11) Income Taxes, Continued

The tax effects of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts which give rise to significant portions of deferred tax assets and liabilities, are as follows (in thousands):

	At December 31,
	2003	2002
Deferred tax assets:
Allowance for loan losses	$866	617
Deferred compensation	212	119
Impaired loan interest	97	101
Foreclosed property expenses	22	24
Unrealized loss on securities available for sale	182	—
Other	42	42

Total deferred tax assets	1,421	903

Deferred tax liabilities:
Depreciation	(402)	(323)
Mortgage servicing rights	(233)	(247)
Deferred loan fees and costs, net	(126)	(181)
FHLB stock	(19)	(31)
Unrealized gain on securities available for sale	—	(9)

Total deferred tax liabilities	(780)	(791)

Net deferred tax assets	$641	112

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the table below) of total and Tier I capital (as defined in the regulations) to total and risk-weighted assets (as defined in the regulations). Management believes, as of December 31, 2003, that the Bank meets all capital adequacy requirements to which it is subject.

(continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

(12) Regulatory Capital, Continued

As of December 31, 2003, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain total risk-based, Tier I risk-based and Tier I leverage percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’ s category. The following table summarizes the capital thresholds for each prompt corrective action capital category. An institution’s capital category is based on whether it meets the threshold for all three capital ratios within the category. The Bank’s actual capital amounts and percentages are also presented in the table ($ in thousands).

	For Capital Adequacy				To Be Well Capitalized Under Prompt Corrective Action
	Actual		Purposes		Provisions
	Amount	%	Amount	%	Amount	%
At December 31, 2003:
Total capital (to risk-weighted assets)	$33,877	11.6%	$23,391	8.0%	$29,238	10.0%
Tier I capital (to risk weighted assets)	31,149	10.7	11,695	4.0	17,543	6.0
Tier I capital (to average adjusted assets)	31,149	6.8	18,385	4.0	22,981	5.0

At December 31, 2002:
Total capital (to risk-weighted assets)	26,523	11.7	18,149	8.0	22,686	10.0
Tier I capital (to risk weighted assets)	24,465	10.8	9,074	4.0	13,612	6.0
Tier I capital (to average adjusted assets)	24,465	6.7	14,605	4.0	18,256	5.0

(13) Stock Option Plans

The Company has two stock options plans. The Key Employee Stock Compensation Program (the “Employee Plan”) is authorized to issue up to 475,000 shares (amended) through the exercise of incentive stock options, compensatory stock options, stock appreciation rights or performance shares. All awards granted under the Employee Plan have been incentive stock options. These options have ten year lives and vest ratably over various terms up to five years. At December 31, 2003, the Company had 27,113 options available for future grants under the Employee Plan.

The Directors’ Stock Option Plan (the “Director Plan”) is authorized to issue up to 140,000 shares (amended). All options granted under the Director Plan have ten year lives, vest immediately and are not exercisable for a period of six months after the grant date. At December 31, 2003, no options under the Director Plan were available for future grants.

(continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

(13) Stock Option Plans, Continued

During 1998, 350,000 options were granted under both plans at an exercise price less than the then market price. This amount was being expensed over the related vesting periods of options still outstanding. Compensation costs relating to these options was approximately $10,000, $27,000 and $44,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

A summary of stock option transactions follows ($ in thousands, except per share data):

	Number of Options	Range of Per Share Option Price	Aggregate Option Price
Options Granted Under the Employee Plan:
Outstanding at December 31, 2000	265,000	$4.00	$1,060
Options granted	85,000	4.00	340
Options forfeited	(45,000)	4.00	(180)

Outstanding at December 31, 2001	305,000	4.00	1,220
Options granted	17,446	4.00	70

Outstanding at December 31, 2002	322,446	4.00	1,290
Options granted	127,436	5.09-7.62	933
Options exercised	(70,469)	4.00	(282)
Options forfeited	(1,995)	4.00	(8)

Outstanding at December 31, 2003	377,418	$4.00-7.62	$1,933

Options Granted Under the Director Plan:
Outstanding at December 31, 2001 and 2000	75,000	$4.00	$300
Options granted	28,061	4.00	112

Outstanding at December 31, 2002	103,061	4.00	412
Options granted	36,939	7.62	282

Outstanding at December 31, 2003	140,000	$4.00-7.62	$694

The weighted-average remaining contractual life of all options outstanding at December 31, 2003 and 2002 was 6.9 years and 6.3 years, respectively.

(continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

(13) Stock Option Plans, Continued

The options are exercisable as follows:

Year Ending December 31,	Number of Shares	Weighted-Average Exercise Price
Currently exercisable	326,995	$4.41
2004	45,484	5.86
2005	45,484	5.86
2006	45,484	5.86
2007	28,484	6.97
2008	25,487	7.32

	517,418	$5.08

(14) Employee Benefit Plans

The Company maintains a qualified employee stock ownership plan (the “ESOP”). The ESOP is qualified under Section 4975(e)(7) of the Internal Revenue Code. In addition, the ESOP meets all applicable requirements of the Tax Reform Act of 1986 and is qualified under Section 401 (k) of the Internal Revenue Code. At the discretion of the Board of Directors (the “BOD”), the Company may make a contribution to the ESOP of up to 15% of total compensation paid to employees during the year. Employees are 100% vested after five years of service. Forfeited shares, if any, are redistributed to ESOP participants. The ESOP purchases the Company’s common stock in the open market. During 2003, the ESOP began acquiring shares to hold for future allocations. At December 31, 2003, the ESOP held 135,592 unallocated shares at a total cost of $979,000. For the years ended December 31, 2003, 2002 and 2001, the Company incurred compensation costs of approximately $140,000, $238,500 and $100,000, respectively related to the ESOP.

In addition, the Company sponsors an employee savings plan (the “401(k) Plan”), which qualifies as a 401(k) plan under the Internal Revenue Code. Under the 401(k) Plan, employees may contribute up to 15% of their pre-tax compensation. The Company makes matching contributions based on a BOD-approved matching schedule. Participants vest immediately in their own contributions and after three years of service in matching contributions made by the Company. One of the options to 401(k) Plan participants is the Company’s common stock. The 401(k) Plan Administrator will purchase the Company’s common stock in open-market transactions after each pay period for those electing to purchase the Company’s stock. 401(k) Plan expenses for the years ended December 31, 2003, 2002 and 2001 were approximately $62,000, $65,000 and $40,000, respectively.

During 2002, the Company began sponsoring the Key Employee Stock Bonus Plan (the “Bonus Plan”). The Bonus Plan is authorized to acquire and issue up to 2% of the Company’s outstanding common stock to non-executive officer employees of the Company. The Company makes BOD-approved contributions to the Bonus Plan. The Bonus Plan then purchases the Company’s common stock in open-market transactions and distributes these shares to employees as they are awarded. During 2002, the Company recognized expense of $36,500, in connection with the Bonus Plan. No expenses were recognized during 2003.

(continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

(15) Executive Supplemental Income Plan

The Company has an executive supplemental income plan (the “Plan”) to provide supplemental income for certain executives after their retirement. The funding of the Plan involved the purchase of life insurance policies. The Plan is structured such that each participant is scheduled to receive specified levels of income after the retirement age of 65 for a certain number of years. In the event a participant leaves the employment of the Company before retirement, only the benefits vested through that date would be paid to the employee. The Plan also provides for 100% vesting in the event of a change in Company ownership. The accounting for the Plan is as follows: Monthly, the Company records the mortality cost as a reduction of the asset. Interest for the policies is recorded to the asset and salary continuation expenses are accrued.

The Company has approximately $562,000 and $316,000 in deferred compensation accrued at December 31, 2003 and 2002, respectively, which is included in other liabilities in the accompanying consolidated balance sheets. The Company recognized net (expense) earnings of approximately $(40,000), $82,000 and $57,000, consisting of the earnings on bank-owned life insurance policies, net of compensation expenses accrued, in connection with the Plan during 2003, 2002 and 2001, respectively.

(16) Legal Contingencies

Various legal claims also arise from time to time in the normal course of business which, in the opinion of management of the Company, will not have a material effect on the Company’s consolidated financial statements.

(17) Concentration of Credit Risk

The Company originates real estate, consumer and commercial loans primarily in its Central Florida market area but purchases loans on real estate throughout the continental United States. Although the Company has a diversified loan portfolio, a substantial portion of its borrowers’ ability to honor their contracts is dependent upon the economy of Central Florida. The Company does not have a significant exposure to any individual customer or counterparty.

The Company manages its credit risk by limiting the total amount of arrangements outstanding with individual customers, by monitoring the size and maturity structure of the loan portfolio, by obtaining collateral based on management’s credit assessment of the customers, and by applying a uniform credit process for all credit exposures.

(continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

(18) Related Party Transactions

Loans to directors, officers and major stockholders of the Company and their affiliates, which were made at market rates, were made in the ordinary course of business and did not involve more than normal risk of collectibility or present other unfavorable features. Activity in loans to related parties was as follows (in thousands):

	Year Ended December 31,
	2003	2002
Balance at beginning of year	$2,025	875
Loans originated	3,800	1,480
Principal repayments	(207)	(330)

Balance at end of year	$5,618	2,025

The Company also has a director whose firm is corporate legal counsel for the Company. This firm also provides regulatory compliance reviews for the Company. During the years ended December 31, 2003, 2002 and 2001, the Company paid this related party’s firm approximately $129,000, $183,000 and $65,000 in legal and compliance review fees, respectively.

(19) Condensed Parent Company Financial Statements

The condensed financial statements of the Holding Company are presented as follows (in thousands):

Condensed Balance Sheets

	At December 31,
	2003	2002
Assets:
Cash, deposited with subsidiary	$396	174
Investment in subsidiary	30,860	24,594
Securities available for sale	678	447
Loans, net	3,833	144
Premises and equipment, net	4,265	2,707
Other assets	359	121

Total assets	$40,391	28,187

Liabilities and stockholders’ equity:
Liabilities:
Other borrowings	5,217	915
Capital lease obligation	3,334	2,139
Junior subordinated debentures	5,155	—
Other liabilities	228	94

Total liabilities	13,934	3,148

Stockholders’ equity	26,457	25,039

Total liabilities and stockholders’ equity	$40,391	28,187

(continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

(19) Condensed Parent Company Financial Statements, Continued

Condensed Statements of Earnings

	For the Year Ended December 31,
	2003	2002	2001
Revenue:
Interest and dividend income	$142	48	36
Other income	562	518	139

Total income	704	566	175

Expenses:
Salary and employee benefits	62	66	55
Occupancy expense	363	360	128
Interest expense	328	211	249
Other expense	208	121	224

Total expenses	961	758	656

Loss before income tax benefit and earnings of subsidiary	(257)	(192)	(481)
Income tax benefit	(106)	(81)	(175)

Loss before earnings of subsidiary	(151)	(111)	(306)
Equity in earnings of subsidiary	2,928	2,170	1,573

Net earnings	$2,777	2,059	1,267

(continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

(19) Condensed Parent Company Financial Statements, Continued

Condensed Statements of Cash Flows

	For the Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net earnings	$2,777	2,059	1,267
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation	77	61	25
Accretion of stock option expense	10	27	44
Equity in earnings of subsidiary	(2,928)	(2,170)	(1,573)
Cash provided by (used in) resulting from changes in:
Other assets	(271)	52	1,001
Other liabilities	134	85	(4)

Net cash (used in) provided by operating activities	(201)	114	760

Cash flows from investing activities:
Investment in subsidiary	(4,000)	(2,100)	(2,000)
Dividends received from subsidiary	264	—	—
Net increase in loans	(3,689)	—	—
Purchase of securities available for sale	(144)	—	(458)
Purchase of premises and equipment	(135)	(482)	(21)

Net cash used in investing activities	(7,704)	(2,582)	(2,479)

Cash flows from financing activities:
Net increase (decrease) in other borrowings	4,302	(1,200)	100
Net proceeds from the sale of common stock	282	3,971	1,465
Proceeds from issuance of junior subordinated debentures	5,155	—	—
Principal repayments under capital lease obligation	(305)	(313)	(48)
Purchase common shares for the ESOP	(979)	—	—
Dividends paid	(328)	—	—

Net cash provided by financing activities	8,127	2,458	1,517

Net increase (decrease) in cash	222	(10)	(202)
Cash at beginning of year	174	184	386

Cash at end of year	$396	174	184

(continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

(19) Condensed Parent Company Financial Statements, Continued

Condensed Statements of Cash Flows, Continued

	For the Year Ended December 31,
	2003	2002	2001
Supplemental disclosures of noncash transactions:
Change in investment in subsidiary due to change in accumulated other comprehensive income (loss), net unrealized gain (loss) on securities available for sale, net of tax	$(398)	139	(131)

Change in investment in subsidiary due to change in accumulated other comprehensive income (loss), securities transferred from available for sale to held to maturity, net of tax	$—	—	196

Change in investment in subsidiary due to capital contribution of premises and equipment	$—	511	—

Change in accumulated other comprehensive income, net change in unrealized gain (loss) on securities available for sale, net of tax	$54	12	(16)

Capital lease entered into for Bank premises	$1,500	—	2,500

Common stock issued in connection with land lease	$—	300	—

(continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

(20) Selected Quarterly Financial Data (Unaudited)

Summarized quarterly financial data follows (in thousands, except for per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Year Ended December 31, 2003:

Interest income	$5,493	5,016	4,981	5,431	20,921
Interest expense	2,772	2,446	2,206	2,326	9,750

Net interest income	2,721	2,570	2,775	3,105	11,171
Provision for loan losses	220	105	70	255	650

Net interest income after provision for loan losses	2,501	2,465	2,705	2,850	10,521
Other income	607	663	407	681	2,358
Other expenses	(2,138)	(2,108)	(2,057)	(2,523)	(8,826)

Earnings before income taxes	970	1,020	1,055	1,008	4,053
Income taxes	316	334	339	287	1,276

Net earnings	$654	686	716	721	2,777

Earnings per share, basic and diluted	$.10	.10	.11	.11	.42

Year Ended December 31, 2002:

Interest income	4,740	4,927	4,818	4,967	19,452
Interest expense	2,770	2,685	2,800	2,716	10,971

Net interest income	1,970	2,242	2,018	2,251	8,481
Provision for loan losses	30	130	30	255	445

Net interest income after provision for loan losses	1,940	2,112	1,988	1,996	8,036
Other income	640	557	608	595	2,400
Other expenses	(1,880)	(1,943)	(1,715)	(1,801)	(7,339)

Earnings before income taxes	700	726	881	790	3,097
Income taxes	248	260	322	208	1,038

Net earnings	$452	466	559	582	2,059

Earnings per share, basic and diluted	$.08	.08	.09	.09	.34

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS.

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of the end of the period covered by this report, the Chief Executive and Chief Financial officers of the Company concluded that the Company’s disclosure controls and procedures were adequate.

(b)	Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

Registrant hereby incorporates by reference the sections entitled “Election of Directors” and “Board of Directors and Committee Meetings” contained at pages 4 through 6 of the Proxy Statement filed electronically with the Securities and Exchange Commission on or about April 15, 2004. Registrant has adopted a Code of Ethical Conduct applying to its Chief Executive Officer and Chief Financial Officer.

ITEM 10. EXECUTIVE COMPENSATION

Registrant hereby incorporates by reference the section entitled “Executive Compensation” contained at pages 8 through 12 of the Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(d)	Security Ownership of Certain Beneficial Owners

Registrant hereby incorporates by reference the section titled “Certain Stockholders” on page 3 of the Proxy Statement.

(e)	Security Ownership of Management

Registrant hereby incorporates by reference the sections entitled “Election of Directors” contained at pages 4 and 5 and “Employee Stock Ownership Plan” and “Key Employee Stock Bonus Plan” contained at page 12 of the Proxy Statement.

(f)	Changes in Control

Registrant is not aware of any arrangements, including any pledge by any person of its securities, the operation of which may, at a subsequent date, result in a change in control of Registrant.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Registrant had loans outstanding to directors, executive officers or principal shareholders of approximately $5.6 million at December 31, 2003. These loans were made at market rates in the ordinary course of business, and did not involve more than normal risk of collectability. The Company also has a director whose firm is corporate legal counsel fpr the Company. This firm also provides regulatory compliance reviews for the Company. During the years ended December 31, 2003, 2002 and 2001, the Company paid this related party’s firm approximately $129,000, 183,000 and $65,000 in legal and compliance review fees, respectively.

ITEM 13. EXHIBITS FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are marked by a single asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from Registrant’s Registration Statement on form SB-1, as effective with the Securities and Exchange Commission (“SEC”) on October 7, 1997, Registration No. 333-30883. The exhibits which are marked by a double asterisk (**) were previously filed with the SEC, and are hereby incorporated by reference from Registrant’s 1998 Definitive Proxy Statement. The exhibits which are marked with a triple asterisk (***) were previously filed with the SEC, and are hereby incorporated by reference from Registrant’s 1999 Definitive Proxy Statement. The exhibits which are marked with a quadruple asterisk (****) were previously filed with the SEC, and are hereby incorporated by reference from Registrant’s 2001 Definitive Proxy Statement. The exhibits which are marked with a quintuple asterisk (*****) were previously filed with the SEC, and are hereby incorporated by reference from Registrant’s 1999 10-KSB. The exhibit numbers correspond to the exhibit numbers in the referenced documents.

Exhibit No.	Description of Exhibit
* 3.1	1996 Amended Articles of Incorporation and the 1995 Amended and Restated Articles of Incorporation of Federal Trust

* 3.2	1995 Amended and Restated Bylaws of Federal Trust

** 3.3	1998 Articles of Amendment to Articles of Incorporation of Federal Trust

*** 3.4	1999 Articles of Amendment to Articles of Incorporation of Federal Trust

* 4.0	Specimen of Common Stock Certificate

****10.1	Amended Employment Agreement By and Among Federal Trust, the Bank and James V. Suskiewich

****10.2	First Amendment to the Amended Employment Agreement By and Among Federal Trust, the Bank and James V. Suskiewich

10.3	Employee Severance Agreement with Stephen C. Green

*****10.4	Amendment to Federal Trust 1998 Key Employee Stock Compensation Program

*****10.5	Amendment to Federal Trust 1998 Directors’ Stock Option Plan

10.6	Employee Severance Agreement with Gregory E. Smith

10.7	Employee Severance Agreement with Daniel C. Roberts

10.8	Employee Severance Agreement with Jennifer B. Brodnax

14.1	Code of Ethical Conduct

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a)

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

On October 27, 2003, Registrant filed a Form 8-K disclosing its financial results for the fiscal quarter ended September 30, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Registrant hereby incorporates by reference the section titled “Proposal III, Radification of the Appointment of Auditors for the fisal year ending December 31, 2004” on pages 15 and 16 of the Proxy Statement

SIGNATURES

Pursuant to the requirement of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL TRUST CORPORATION
(Registrant)

Date: March 30, 2004	By:	/s/James V. Suskiewich
James V. Suskiewich
President and Chief Executive Officer

Date: March 30, 2004	By:	/s/Gregory E. Smith
Gregory E. Smith
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ James V. Suskiewich James V. Suskiewich	Chairman of the Board and President	March 30, 2004

/s/ A. George Igler. A. George Igler	Director	March 30, 2004

/s/ Samuel C. Certo Samuel C. Certo	Director	March 30, 2004

/s/ Kenneth W. Hill Kenneth Hill	Director	March 30, 2004

/s/ George W. Foster George W. Foster	Director	March 30, 2004

Supplemental information to be furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Registrant intends to mail the 2002 Annual Report and proxy materials to its shareholders on or about April 23, 2003.