Form 10QSB
period 2004-03-31
FEDERAL TRUST CORP
filed 2004-05-11
CIK 842640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days:    Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common stock, par value $.01 per share	6,530,674 shares
(class)	Outstanding at May 1, 2004

Transitional small business disclosure format (check one):    Yes  ☐    No  ☒

FEDERAL TRUST CORPORATION AND SUBSIDIARY

FEDERAL TRUST CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

($ in thousands, except per share amounts)

	At
	March 31, 2004	December 31, 2003
	(Unaudited)
Assets
Cash and due from banks	$4,301	$5,067
Interest-earning deposits	756	666

Cash and cash equivalents	5,057	5,733
Securities available for sale	34,082	33,615
Loans, less allowance for loan losses of $3,283 in 2004 and $2,779 in 2003	413,868	398,401
Accrued interest receivable	2,337	2,334
Premises and equipment, net	11,983	11,903
Foreclosed assets	694	1,007
Federal Home Loan Bank stock	5,370	5,660
Mortgage servicing rights, net	856	973
Bank-owned life insurance	6,650	6,580
Deferred tax asset	468	641
Other assets	1,374	1,351

Total assets	$482,739	$468,198

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	$8,270	$6,352
Interest-bearing demand deposits	18,895	15,566
Money-market deposits	76,137	76,047
Savings deposits	8,030	8,714
Time deposits	224,238	207,951

Total deposits	335,570	314,630
Federal Home Loan Bank advances	100,400	107,700
Other borrowings	5,217	5,217
Junior subordinated debentures	5,155	5,155
Capital lease obligation	3,262	3,334
Accrued interest payable	634	527
Official checks	670	1,612
Other liabilities	4,353	3,566

Total liabilities	455,261	441,741

Stockholders’ equity:
Common stock, $.01 par value, 15,000,000 shares authorized; 6,661,813 and 6,661,807 shares issued in 2004 and 2003, respectively	67	67
Additional paid-in capital	22,069	22,069
Retained earnings	6,306	5,629
Unallocated ESOP shares (131,139 shares in 2004 and 135,592 shares in 2003)	(947)	(979)
Accumulated other comprehensive income (loss)	(17)	(329)

Total stockholders’ equity	27,478	26,457

Total liabilities and stockholders’ equity	$482,739	$468,198

See Accompanying Notes to Condensed Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Earnings

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2004	2003
Interest income:
Loans	$5,453	$5,129
Securities	292	300
Other	53	64

Total interest income	5,798	5,493

Interest expense:
Deposits	1,658	2,033
Other	735	739

Total interest expense	2,393	2,772

Net interest income	3,405	2,721
Provision for loan losses	550	220

Net interest income after provision for loan losses	2,855	2,501

Other income:
Service charges and fees	224	54
Gain on sale of loans held for sale	159	107
Net (loss) gain on sale of securities available for sale	(1)	195
Rental income	68	104
Other	228	147

Total other income	678	607

Other expenses:
Salary and employee benefits	1,166	1,093
Occupancy expense	382	308
Data processing	155	129
Professional services	209	102
Other	434	506

Total other expenses	2,346	2,138

Earnings before income taxes	1,187	970
Income taxes	377	316

Net earnings	$810	$654

Earnings per share:
Basic	$.12	$.10

Diluted	$.12	$.10

Weighted-average shares outstanding for (in thousands):
Basic	6,529	6,591

Diluted	6,683	6,681

Cash dividends per share	$.02	$.01

See Accompanying Notes to Condensed Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2004 and 2003

($ in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Unallocated ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2002	6,591,338	$66	$21,778	$3,180	$—	$15	$25,039

Comprehensive income:
Net earnings (unaudited)	—	—	—	654	—	—	654
Change in unrealized gain on securities available for sale, net of income taxes of $131 (unaudited)	—	—	—	—	—	218	218

Comprehensive income (unaudited)							872

Accretion of stock options for stock compensation programs (unaudited)	—	—	6	—	—	—	6
Dividends paid (unaudited)	—	—	—	(65)	—	—	(65)

Balance at March 31, 2003 (unaudited)	6,591,338	$66	$21,784	$3,769	$—	$233	$25,852

Balance at December 31, 2003	6,661,807	$67	$22,069	$5,629	$(979)	$(329)	$26,457

Comprehensive income:
Net earnings (unaudited)	—	—	—	810	—	—	810
Change in unrealized loss on securities available for sale, net of income taxes of $173 (unaudited)	—	—	—	—	—	312	312

Comprehensive income (unaudited)							1,122

Issuance of common stock, stock options exercised (unaudited)	6	—	—	—	—	—	—
ESOP shares allocated (4,453 shares) (unaudited)	—	—	—	—	32	—	32
Dividends paid (unaudited)	—	—	—	(133)	—	—	(133)

Balance at March 31, 2004 (unaudited)	6,661,813	$67	$22,069	$6,306	$(947)	$(17)	$27,478

See Accompanying Notes to Condensed Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net earnings	$810	$654
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	176	127
Provision for loan losses	550	220
Net amortization of loan origination fees, costs, premiums and discounts	330	334
Net amortization of premiums and discounts on securities	88	78
Amortization of mortgage servicing rights	95	121
Valuation allowance on mortgage servicing rights	30	—
Accretion of stock option expense	—	6
Increase in cash surrender value of life insurance policies	(70)	(31)
Proceeds from sales of loans held for sale	8,811	7,249
Loans originated for resale	(1,951)	(2,459)
Gain on sale of loans held for sale	(159)	(107)
Net loss (gain) on sale of securities available for sale	1	(195)
Cash provided by (used in) resulting from changes in:
Accrued interest receivable	(3)	(415)
Other assets	(23)	(245)
Accrued interest payable	107	128
Official checks	(942)	(606)
Other liabilities	456	(1,014)

Net cash provided by operating activities	8,306	3,845

Cash flows from investing activities:
Purchase of securities available for sale	(4,000)	(19,165)
Proceeds from principal repayments and sales of securities available for sale	3,929	3,852
Principal repayments, net of loans originated	7,695	6,973
Purchase of loans	(31,160)	(61,471)
Purchase of premises and equipment	(256)	(947)
Net redemption (purchase) of Federal Home Loan Bank stock	290	(1,950)
Net proceeds from sale of foreclosed assets	722	—

Net cash used in investing activities	(22,780)	(72,708)

Cash flows from financing activities:
Net increase in deposits	20,940	15,768
Net (decrease) increase in Federal Home Loan Bank advances	(7,300)	42,000
Net increase in other borrowings	—	3,250
Principal repayments under capital lease obligation	(72)	(81)
Net increase in advance payments by borrowers for taxes and insurance	363	224
Dividends paid	(133)	(65)

Net cash provided by financing activities	13,798	61,096

Net decrease in cash and cash equivalents	(676)	(7,767)
Cash and cash equivalents at beginning of period	5,733	18,833

Cash and cash equivalents at end of period	$5,057	$11,066

(continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows, Continued

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2004	2003
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,286	$2,644

Income taxes	$160	$410

Noncash transactions:
Foreclosed assets acquired in settlement of loans	$409	$207

Accumulated other comprehensive income, net change in unrealized loss on securities available for sale, net of tax	$312	$218

Transfer of loans in portfolio to loans held for sale	$6,609	$4,388

Mortgage servicing rights recognized upon sale of loans held for sale	$8	$48

ESOP shares allocated	$32	$—

See Accompanying Notes to Condensed Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) Description of Business and Basis of Presentation

Organization. Federal Trust Corporation (“Federal Trust”) is the sole shareholder of Federal Trust Bank (the “Bank”). Federal Trust operates as a unitary savings and loan holding company. Federal Trust’s primary business activity is the operation of the Bank. The Bank is federally-chartered as a stock savings bank. The Bank’s deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation. The Bank provides a wide range of banking services to individual and corporate customers through its six offices located in Orange, Seminole and Volusia Counties, Florida. FTB Financial, Inc., a wholly-owned subsidiary of the Bank, was established in May 1996, to provide investment services to customers of the Bank. FTB Financial, Inc. ceased operations in September 2003, and is currently inactive.

The condensed consolidated financial statements, include the accounts of Federal Trust, the Bank and the Bank’s subsidiary (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (principally consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2004, and the results of operations and cash flows for the three-month periods ended March 31, 2004 and 2003. The results of operations for the three-month period ended March 31, 2004, are not necessarily indicative of the results to be expected for the entire year ended December 31, 2004. These statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10 - KSB for the year ended December 31, 2003.

(2) Loans

The	components of loans are summarized as follows (in thousands):

	At March 31, 2004	At December 31, 2003
Mortgage loans:
Residential (1)	$305,625	$302,083
Commercial	89,644	78,209
Construction	7,125	7,079

Total mortgage loans	402,394	387,371
Commercial loans	13,419	12,389
Consumer loans	930	864

Total loans	416,743	400,624
Add (deduct):
Allowance for loan losses	(3,283)	(2,779)
Net premiums, discounts, deferred fees and costs	3,680	3,346
Undisbursed portion of loans in process	(3,272)	(2,790)

Loans, net	$413,868	$398,401

(1)	Includes approximately $579,000 and $679,000 of loans held for sale at March 31, 2004 and December 31, 2003, respectively.

(continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(2) Loans, Continued

The following is a summary of information regarding nonaccrual and impaired loans (in thousands):

	At
	March 31, 2004	December 31, 2003
Nonaccrual loans	$3,794	$6,396

Accruing loans past due ninety days or more	$—	$—

Recorded investment in impaired loans for which there is a related allowance for loan losses	$4,975	$8,249

Recorded investment in impaired loans for which there is no related allowance for loan losses	$—	$—

Allowance for loan losses related to impaired loans	$746	$1,110

	Three Months Ended March 31,
	2004	2003
Interest income recognized and received on impaired loans	$43	$7

Average net recorded investment in impaired loans	$5,684	$5,459

The activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Balance at beginning of period	$2,779	$2,110
Provision for loan losses	550	220
Charge-offs	(48)	(13)
Recoveries	2	15

Balance at end of period	$3,283	$2,332

A provision for loan losses is charged to earnings based upon management’s evaluation of the potential losses in its loan portfolio. During the three months ended March 31, 2004, management made a provision of $550,000 based on its evaluation of the loan portfolio, compared to a provision of $220,000 made in the comparable period in 2003. The increase is primarily a result of an increase in total loans outstanding as well as an increase in the percentage of commercial loans in the Company’s portfolio. At March 31, 2004, management believes that the allowance is adequate, primarily as a result of the overall quality, and the high percentage of residential single family home loans, in the portfolio.

(continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(3) Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s and the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets and Tier I capital to average adjusted assets (as defined in the regulations). Management believes that, as of March 31, 2004, the Bank exceeds the minimum capital adequacy requirements to which it is subject.

In addition, as of March 31, 2004, the Bank met the requirements to be categorized as “well” capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain total risk-based, Tier I risk-based and Tier I leverage percentages as set forth in the table below. There are no conditions or events since March 31, 2004 that management believes would change the institution’ s categorization as well capitalized. The following table summarizes the capital thresholds for each prompt corrective action capital category. An institution’s capital category is based on whether it meets the threshold for all three capital ratios within the category. The Bank’s actual capital amounts and percentages are also presented in the table ($ in thousands).

	For Capital Adequacy				To Be Well Capitalized Under Prompt Corrective Action Provisions
	Actual		Purposes
	Amount	%	Amount	%	Amount	%
At March 31, 2004:
Total capital (to risk-weighted assets)	$35,298	11.6%	$24,441	8.0%	$30,551	10.0%
Tier I capital (to risk weighted assets)	32,051	10.5	12,221	4.0	18,331	6.0
Tier I capital (to average adjusted assets)	32,051	6.8	18,944	4.0	23,680	5.0

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

	Three Months Ended March 31,
	2004	2003
Weighted-average shares outstanding before adjustment for unallocated ESOP shares	6,662	6,591
Adjustment to reflect the effect of unallocated ESOP shares	(133)	—

Weighted-average shares outstanding for basic earnings per share	6,529	6,591

Basic earnings per share	$.12	$.10

Total weighted-average shares outstanding for basic earnings per share computation	6,529	6,591
Additional dilutive shares using the average market value for the period utilizing the treasury stock method regarding stock options	154	90

Weighted-average shares and equivalents outstanding for diluted earnings per share	6,683	6,681

Diluted earnings per share	$.12	$.10

(5) Stock Option Plans

The Company has two stock options plans. The Key Employee Stock Compensation Program (the “Employee Plan”) is authorized to issue up to 475,000 shares through the exercise of incentive stock options, compensatory stock options, stock appreciation rights or performance shares. All awards granted under the Employee Plan have been incentive stock options. These options have ten year terms and vest ratably over various terms up to five years. At March 31, 2004, the Company had 24,142 options available for future grants under the Employee Plan.

The Directors’ Stock Option Plan (the “Director Plan”) is authorized to issue up to 140,000 shares. All options granted under the Director Plan have ten year terms, vest immediately and are not exercisable for a period of six months after the grant date. At March 31, 2004, all of the allocated options in the Director Plan had been granted.

(continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(5) Stock Option Plans, Continued

During 1998, 350,000 options were granted under both plans at an exercise price less than the then market price. This amount was being expensed over the related vesting periods of options still outstanding. These options were fully vested during the second quarter of 2003, consequently there was no compensation costs relating to these options during the three months ended March 31, 2004. Compensation costs relating to these options was approximately $6,000 for the three months ended March 31, 2003.

A summary of stock option transactions follows ($ in thousands, except per share data):

	Number of Options	Range of Per Share Option Price	Aggregate Option Price
Options Granted Under the Employee Plan:
Outstanding at December 31, 2002	322,446	$4.00	$1,290

Options granted	127,436	5.09-7.62	933
Options exercised	(70,469)	4.00	(282)
Options forfeited	(1,995)	4.00	(8)

Outstanding at December 31, 2003	377,418	4.00-7.62	1,933

Options granted	3,000	7.62	23
Options exercised	(6)	4.00	—
Options forfeited	(29)	4.00	—

Outstanding at March 31, 2004	380,383	$4.00-7.62	$1,956

Options Granted Under the Director Plan:
Outstanding at December 31, 2002	103,061	$4.00	$412

Options granted	36,939	7.62	282

Outstanding at December 31, 2003 and March 31, 2004	140,000	$4.00-7.62	$694

(continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(5) Stock Option Plans, Continued

Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”) requires pro forma fair value disclosures if the intrinsic value method is being utilized to calculate the fair value of options. For purposes of pro forma disclosures, the estimated fair value is included in expense in the period vesting occurs. The proforma information has been determined as if the Company had accounted for its stock options under the fair value method of SFAS No. 123. The Company accounts for its stock option plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25. No stock-based employee compensation cost is reflected in net earnings, except for those options granted in 1998 as discussed above, as all stock options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates assumptions used in calculating the grant-date fair value and the effect on net earnings and basic and diluted earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation ($ in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003
Assumptions for grants made during the period:
Weighted-average risk-free rate of return	4.68%	N/A
Annualized dividend yield	1.05%	N/A
Expected life of options granted	10 years	N/A
Expected stock volatility	20%	N/A

Grant-date fair value of options issued during the period	$8	N/A

Grant-date fair value per option of options issued during the period	$2.68	N/A

Net earnings, as reported	$810	$654

Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax benefit	(45)	(5)

Proforma net earnings	$765	$649

Basic earnings per share:
As reported	$.12	$.10

Proforma	$.12	$.10

Diluted earnings per share:
As reported	$.12	$.10

Proforma	$.11	$.10

(6) Reclassifications

Certain amounts in the 2003 condensed consolidated financial statements have been reclassified to conform to the presentation for 2004.

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Review by Independent Accountants

Hacker, Johnson & Smith PA, the Company’s independent accountants, have made a limited review of the financial data as of March 31, 2004, and for the three-month periods ended March 31, 2004 and 2003 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Independent Accountants’ Report

Federal Trust Corporation

Sanford, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of Federal Trust Corporation and Subsidiary (the “Company”) as of March 31, 2004, and the related condensed consolidated statements of earnings, stockholders’ equity and cash flows for the three-month periods ended March 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of earnings, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated January 30, 2004 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith PA
HACKER, JOHNSON & SMITH PA
Orlando, Florida
April 16, 2004

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Comparison of March 31, 2004 and December 31, 2003

General

Federal Trust Corporation (“Federal Trust”) is the sole shareholder of Federal Trust Bank (the “Bank”). Federal Trust operates as a unitary savings and loan holding company. Federal Trust’s business activities primarily include the operation of the Bank. The Bank is federally-chartered as a stock savings bank and the Bank’s deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation. The Bank provides a wide range of banking services to individual and corporate customers through its six offices located in Orange, Seminole and Volusia Counties, Florida. FTB Financial, Inc., a wholly-owned subsidiary of the Bank, was established in May 1996, to provide investment services to customers of the Bank. FTB Financial, Inc. ceased operations in September 2003 and is currently inactive.

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

Capital Resources

During the three months ended March 31, 2004, the Company’s primary source of funds consisted of a net increase in deposits of $20.9 million and net principal repayments and sales of loans of $16.5 million and securities available for sale of $3.9 million. The Company used its capital resources principally to purchase loans of $31.2 million, repay $7.3 million in Federal Home Loan Bank advances and to purchase securities available for sale of $4.0 million.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, unused lines of credit, standby letters of credit and loans in process. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amounts recognized in the condensed consolidated balance sheet. The contract amounts of those instruments reflect the extent of the Company’s involvement in particular classes of financial instruments.

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis

of Financial Condition and Results of Operations, Continued

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, unused lines of credit and loans in process is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments.

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

A summary of the amounts of the Company’s financial instruments, with off-balance sheet risk at March 31, 2004, follows (in thousands):

Contract Amount
Commitments to extend credit	$5,646

Unused lines of credit	$3,013

Standby letters of credit	$494

Loans in process	$3,272

Management believes the Company has adequate resources to fund all its commitments. At March 31, 2004, the Company had approximately $134.6 million in time deposits maturing in one year or less. Management also believes that, if so desired, it can adjust the rates on time deposits to retain or obtain new deposits in a changing interest rate environment.

Management believes the Bank was in compliance with all minimum capital requirements which it was subject to at March 31, 2004. See note 3 to the condensed consolidated financial statements.

Management is not aware of any trends, demands, commitments or uncertainties which are expected to have a material impact on future operating results, liquidity or capital resources.

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

		Three Months Ended March 31,
		2004			2003
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
				($ in thousands)
Interest-earning assets:
Loans (1)	$412,119	$5,453	5.29%	$356,086	$5,129	5.76%
Securities	33,408	292	3.50	26,259	300	4.57
Other interest-earning assets (2)	6,716	53	3.16	9,504	64	2.69

Total interest-earning assets	452,243	5,798	5.13	391,849	5,493	5.61

Noninterest-earning assets	27,840			18,922

Total assets	$480,083			$410,771

Interest-bearing liabilities:
Noninterest-bearing demand deposits	7,622	—	—	7,760	—	—
Interest-bearing demand and money-market deposits	93,994	408	1.74	85,285	476	2.23
Savings deposits	8,537	31	1.45	9,707	50	2.06
Time deposits	214,230	1,219	2.28	193,088	1,507	3.12

Total deposits	324,383	1,658	2.04	295,840	2,033	2.75
Other borrowings (3)	123,278	735	2.38	84,274	739	3.51

Total interest-bearing liabilities	447,661	2,393	2.14	380,114	2,772	2.92

Noninterest-bearing liabilities	5,459			5,212
Stockholders’ equity	26,963			25,445

Total liabilities and stockholders’ equity	$480,083			$410,771

Net interest income		$3,405			$2,721

Interest-rate spread (4)			2.99%			2.69%

Net interest margin (5)			3.01%			2.78%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.01			1.03

(1)	Includes nonaccrual loans.
(2)	Includes Federal Home Loan Bank stock and interest-earning deposits.
(3)	Includes Federal Home Loan Bank advances, line of credit, junior subordinated debentures and capital lease obligation.
(4)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin is annualized net interest income divided by average interest-earning assets.

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Comparison of the Three-Month Periods Ended March 31, 2004 and 2003

General. The Company had net earnings for the three-month period ended March 31, 2004, of $810,000 or $.12 per basic and diluted share, compared to $654,000 or $.10 per basic and diluted share for the same period in 2003. The increase in net earnings was primarily due to an increase in net interest income, partially offset by increases in the provision for loan losses and other expenses.

Interest Income. Interest income increased by $305,000 or 5.6% to $5.8 million for the three-month period ended March 31, 2004, from $5.5 million for the same period in 2003. Interest income on loans increased $324,000 or 6.3% to $5.5 million in 2004 from $5.1 million in 2003, primarily as a result of an increase in the average amount of loans outstanding from $356.1 million in 2003 to $412.1 million in 2004, partially offset by a decrease in the average yield earned on loans from 5.76% for the three-month period ended March 31, 2003, to 5.29% for the comparable period in 2004. Interest income on securities decreased by $8,000 for the three-month period ended March 31, 2004, over the same period in 2003, primarily as a result of a decrease in the average yield, mostly offset by an increase in the average balance of securities owned. Management expects the rates earned on the portfolio to fluctuate with general market conditions.

Interest Expense. Interest expense decreased by $379,000 or 13.7% to $2.4 million during the three-month period ended March 31, 2004, compared to $2.8 million for the same period in 2003. Interest on deposits decreased $375,000 or 18.4% to $1.7 million in 2004 from $2.0 million in 2003, as a result of a decrease in the average cost of deposits from 2.75% for the three-month period ended March 31, 2003, to 2.04% for the comparable period in 2004, partially offset by an increase in average deposits outstanding from $295.8 million in 2003 to $324.4 million in 2004. Interest on other borrowings decreased to $735,000 in 2004 from $739,000 in 2003, primarily as a result of a decrease in the average rate paid from 3.51% in 2003 to 2.38% in 2004, mostly offset by an increase in the average balance of other borrowings from $84.3 million during 2003 to $123.3 million in 2004. Management expects to continue to use FHLB advances and other borrowings to provide liquidity and as a liability management tool.

Provision for Loan Losses. A provision for loan losses is charged to earnings based upon managements evaluation of the losses in its loan portfolio. During the quarter ended March 31, 2004, management recorded a provision for loan losses of $550,000 based on its evaluation of the loan portfolio, which was a increase of $330,000 from the same period in 2003, primarily as a result of the increase in total loans outstanding as well as an increase in the percentage of commercial loans in the Company’s portfolio. The allowance for loan losses at March 31, 2004, was $3.3 million or .79% of total loans outstanding, versus $2.8 million at December 31, 2003, or .69% of total loans outstanding. Management believes the allowance for loan losses at March 31, 2004 is adequate.

Other Income. Other income increased $71,000 or 11.7% from $607,000 for the three-month period ended March 31, 2003, to $678,000 for the same period in 2004. The increase in other income was primarily due to increases of $52,000, $170,000 and $81,000 in gain on sale of loans held for sale, service charges and fees and other income, respectively, partially offset by a decrease of $196,000 in gain on sale of securities available for sale. The increase in gain on sale of loans held for sale is due to the Company selling more loans during 2004 as compared to 2003. The increase in service charges and fees primarily resulted from an increase in prepayment fees earned during 2004. The increase in other income resulted from an increase in earnings on bank-owned life insurance.

Other Expenses. Other expenses increased $208,000 or 9.7% to $2.3 million for the three-month period ended March 31, 2004, from $2.1 million for the same period in 2003. Salary and employee benefits increased $73,000, occupancy expense increased $74,000 and professional services increased $107,000 due to an increase in commercial lending personnel and the overall growth of the Company.

Income Taxes. Income taxes for the three months ended March 31, 2004, was $377,000 (an effective rate of 31.8%), compared to $316,000 (an effective rate of 32.6%) for the same period in 2003.

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

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are marked by a single asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from Registrant’s Registration Statement on form SB-1, as effective with the Securities and Exchange Commission (“SEC”) on October 7, 1997, Registration No. 333-30883. The exhibits which are marked by a double asterisk (**) were previously filed with the SEC, and are hereby incorporated by reference from Registrant’s 1998 Definitive Proxy Statement. The exhibits which are marked with a triple asterisk (***) were previously filed with the SEC, and are hereby incorporated by reference from Registrant’s 1999 Definitive Proxy Statement. The exhibits which are marked with a quadruple asterisk (****) were previously filed with the SEC, and are hereby incorporated by reference from Registrant’s 2001 Definitive Proxy Statement. The exhibits which are marked with a quintuple asterisk (*****) were previously filed with the SEC, and are hereby incorporated by reference from Registrant’s 1999 Form 10-KSB. The exhibits which are marked with a sextuple asterisk (******) were previously filed with the SEC and are hereby incorporated by reference from the Registrant’s 2003 Form 10-KSB. The exhibit numbers correspond to the exhibit numbers in the referenced documents.

Exhibit No.	Description of Exhibit

*3.1	1996 Amended Articles of Incorporation and the 1995 Amended and Restated Articles of Incorporation of Federal Trust

*3.2	1995 Amended and Restated Bylaws of Federal Trust

**3.3	1998 Articles of Amendment to Articles of Incorporation of Federal Trust

***3.4	1999 Articles of Amendment to Articles of Incorporation of Federal Trust

*4.0	Specimen of Common Stock Certificate

****10.1	Amended Employment Agreement By and Among Federal Trust, the Bank and James V. Suskiewich

****10.2	First Amendment to the Amended Employment Agreement By and Among Federal Trust, the Bank and James V. Suskiewich

******10.3	Employee Severance Agreement with Stephen C. Green

***** 10.4	Amendment to Federal Trust 1998 Key Employee Stock Compensation Program

***** 10.5	Amendment to Federal Trust 1998 Directors’ Stock Option Plan

******10.6	Employee Severance Agreement with Gregory E. Smith

******10.7	Employee Severance Agreement with Daniel C. Roberts

******10.8	Employee Severance Agreement with Jennifer B. Brodnax

******14.1	Code of Ethical Conduct

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a)

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K. On January 28, 2004, the Company filed a Form 8-K announcing the Company’s financial results for the fiscal year ended December 31, 2003 and the declaration of a cash dividend.

FEDERAL TRUST CORPORATION AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDERAL TRUST CORPORATION
(Registrant)

Date: May 10, 2004	By:	/s/ James V. Suskiewich
James V. Suskiewich
President and Chief Executive Officer

Date: May 10, 2004	By:	/s/ Gregory E. Smith
Gregory E. Smith Executive Vice President and Chief Financial Officer