Form 10QSB
period 2004-06-30
FEDERAL TRUST CORP
filed 2004-08-16
CIK 842640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

Check whether the issuer (1) filed all report required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the Small business issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common stock, par value $.01 per share	8,061,813 shares
(class)	Outstanding at August 12, 2004

Transitional small business disclosure format (check one)    Yes  ☐    No  ☒

FEDERAL TRUST CORPORATION AND SUBSIDIARY

FEDERAL TRUST CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

($ in thousands, except per share amounts)

	At
	June 30, 2004	December 31, 2003
	(Unaudited)
Assets
Cash and due from banks	$4,376	$5,067
Interest-earning deposits	1,564	666

Cash and cash equivalents	5,940	5,733

Securities available for sale	38,775	33,615
Loans, less allowance for loan losses of ($3,399 in 2004 and $2,779 in 2003)	439,100	398,401
Accrued interest receivable	2,467	2,334
Premises and equipment, net	12,481	11,903
Foreclosed assets	431	1,007
Federal Home Loan Bank stock	6,135	5,660
Mortgage servicing rights, net	770	973
Bank-owned life insurance	6,715	6,580
Deferred tax asset	970	641
Other assets	1,588	1,351

Total assets	$515,372	$468,198

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	$10,099	$6,352
Interest-bearing demand deposits	24,310	15,566
Money-market deposits	83,619	76,047
Savings deposits	7,781	8,714
Time deposits	220,028	207,951

Total deposits	345,837	314,630

Federal Home Loan Bank advances	122,700	107,700
Other borrowings	3,917	5,217
Junior subordinated debentures	5,155	5,155
Capital lease obligation	3,191	3,334
Accrued interest payable	699	527
Official checks	1,473	1,612
Other liabilities	5,047	3,566

Total liabilities	488,019	441,741

Stockholders’ equity:
Common stock, $.01 par value, 15,000,000 shares authorized; 6,661,813 and 6,661,807 shares issued in 2004 and 2003, respectively	67	67
Additional paid-in capital	22,069	22,069
Retained earnings	7,011	5,629
Unallocated ESOP shares (131,139 shares in 2004 and 135,592 shares in 2003)	(947)	(979)
Accumulated other comprehensive income (loss)	(847)	(329)

Total stockholders’ equity	27,353	26,457

Total liabilities and stockholders’ equity	$515,372	$468,198

See Accompanying Notes to Condensed Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Earnings

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Interest income:
Loans	$5,226	$4,705	$10,679	$9,834
Securities	288	256	580	556
Other	72	55	125	119

Total interest income	5,586	5,016	11,384	10,509

Interest expense:
Deposits	1,757	1,853	3,415	3,886
Other	760	593	1,495	1,332

Total interest expense	2,517	2,446	4,910	5,218

Net interest income	3,069	2,570	6,474	5,291
Provision for loan losses	150	105	700	325

Net interest income after provision for loan losses	2,919	2,465	5,774	4,966

Other income:
Service charges and fees	62	108	286	162
Gain on sale of loans held for sale	20	144	179	251
Net gain on sale of securities available for sale	45	158	44	353
Rental income	63	87	131	191
Increase in cash surrender value of life insurance policies	65	32	135	63
Other	352	134	510	250

Total other income	607	663	1,285	1,270

Other expenses:
Salary and employee benefits	1,205	1,094	2,371	2,187
Occupancy expense	379	342	761	650
Data processing	144	108	299	237
Professional services	118	113	327	215
Other	423	451	857	957

Total other expenses	2,269	2,108	4,615	4,246

Earnings before income taxes	1,257	1,020	2,444	1,990

Income taxes	419	334	796	650

Net earnings	$838	$686	$1,648	$1,340

Earnings per share:
Basic	$.13	$.10	$.25	$.20

Diluted	$.13	$.10	$.25	$.20

Weighted-average shares outstanding for (in thousands):
Basic	6,531	6,591	6,530	6,591

Diluted	6,698	6,710	6,691	6,696

Cash dividends per share	$.02	$.01	$.04	$.02

See Accompanying Notes to Condensed Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

For the Six Months Ended June 30, 2004 and 2003

($ in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Unallocated ESOP Shares	Accumulated Other Compre-hensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2002	6,591,338	$66	$21,778	$3,180	$—	$15	$25,039

Comprehensive income:
Net earnings (unaudited)	—	—	—	1,340	—	—	1,340

Change in unrealized gain on securities available for sale, net of income taxes of $49 (unaudited)	—	—	—	—	—	82	82

Comprehensive income (unaudited)							1,422

Accretion of stock options for stock compensation programs (unaudited)	—	—	10	—	—	—	10

Dividends paid (unaudited)	—	—	—	(132)	—	—	(132)

Balance at June 30, 2003 (unaudited)	6,591,338	$66	$21,788	$4,388	$—	$97	$26,339

Balance at December 31, 2003	6,661,807	$67	$22,069	$5,629	$(979)	$(329)	$26,457

Comprehensive income:
Net earnings (unaudited)	—	—	—	1,648	—	—	1,648

Change in unrealized loss on securities available for sale, net of income taxes of $329 (unaudited)	—	—	—	—	—	(518)	(518)

Comprehensive income (unaudited)							1,130

Issuance of common stock, stock options exercised (unaudited)	6	—	—	—	—	—	—

ESOP shares allocated (4,453 shares) (unaudited)	—	—	—	—	32	—	32

Dividends paid (unaudited)	—	—	—	(266)	—	—	(266)

Balance at June 30, 2004 (unaudited)	6,661,813	$67	$22,069	$7,011	$(947)	$(847)	$27,353

See Accompanying Notes to Condensed Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited in thousands)

	Six Months Ended June 30
	2004	2003
Cash flows from operating activities:
Net earnings	$1,648	$1,340
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	350	265
Provision for loan losses	700	325
Net amortization of premiums and discounts on securities	188	197
Net amortization of loan origination fees, costs, premiums and discounts	743	892
Amortization of mortgage servicing rights	181	268
Valuation allowance on mortgage servicing rights	30	—
Accretion of stock option expense	—	10
Increase in cash surrender value of life insurance policies	(135)	(63)
Proceeds from sales of loans held for sale	10,636	14,513
Loans originated for resale	(3,781)	(4,836)
Gain on sale of loans held for sale	(179)	(251)
Net gain on sales of securities available for sale	(44)	(353)
Cash provided by (used in) resulting from changes in:
Accrued interest receivable	(133)	(320)
Other assets	(237)	(99)
Accrued interest payable	172	45
Official checks	(139)	151
Other liabilities	772	(1,498)

Net cash provided by operating activities	10,772	10,586

Cash flows from investing activities:
Purchase of securities available for sale	(13,645)	(29,987)
Proceeds from principal repayments and sales of securities available for sale	7,494	13,557
Loan principal repayments, net of originations	13,651	26,756
Purchase of loans	(63,132)	(88,852)
Purchase of premises and equipment	(928)	(1,446)
Purchase of Federal Home Loan Bank stock	(475)	(2,150)
Purchase of bank-owned life insurance	—	(3,400)
Net proceeds from sale of foreclosed assets	1,231	283

Net cash used in investing activities	(55,804)	(85,239)

Cash flows from financing activities:
Net increase in deposits	31,207	18,094
Net increase in Federal Home Loan Bank advances	15,000	43,000
Net (decrease) increase in other borrowings	(1,300)	3,257
Principal repayments under capital lease obligation	(143)	(163)
Net increase in advance payments by borrowers for taxes and insurance	741	626
Dividends paid	(266)	(132)

Net cash provided by financing activities	45,239	64,682

Net increase (decrease) in cash and cash equivalents	207	(9,971)

Cash and cash equivalents at beginning of period	5,733	18,833

Cash and cash equivalents at end of period	$5,940	$8,862

		(continued )

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows, Continued

(Unaudited in thousands)

	Six Months Ended June 30
	2004	2003
Supplemental disclosure of cash flow information-
Cash paid during the period for:
Interest	$4,738	$5,173

Income taxes	$595	$1,248

Noncash transactions:
Foreclosed assets acquired in settlement of loans	$655	$207

Accumulated other comprehensive income, net change in unrealized gain (loss) on securities available for sale, net of tax	$(518)	$82

Transfer of loans in portfolio to loans held for sale	$6,609	$9,877

Mortgage servicing rights recognized upon sale of loans held for sale	$8	$123

Premises and equipment under capital lease obligation	$—	$1,500

ESOP shares allocated	$32	$—

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

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (principally consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2004, the results of operations for the three- and six-month periods ended June 30, 2004 and 2003, and cash flows for the six-month periods ended June 30, 2004 and 2003. The results of operations for the three- and six-month periods ended June 30, 2004, are not necessarily indicative of the results to be expected for the entire year ended December 31, 2004. These statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10 - KSB for the year ended December 31, 2003.

(2)	Loans

The components of loans are summarized as follows (in thousands):

	At June 30, 2004	At December 31, 2003
Mortgage loans:
Residential (1)	$321,719	$302,083
Commercial	95,262	78,209
Construction	13,005	7,079

Total mortgage loans	429,986	387,371

Commercial loans	12,538	12,389
Consumer loans	864	864

Total loans	443,388	400,624

Add (deduct):
Allowance for loan losses	(3,399)	(2,779)
Net premiums, discounts, deferred fees and costs	3,658	3,346
Undisbursed portion of loans in process	(4,547)	(2,790)

Loans, net	$439,100	$398,401

(1)	Includes $ 604,000 and $679,000 of loans held for sale at June 30, 2004 and December 31, 2003, respectively.

(continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(2)	Loans, Continued

The following is a summary of information regarding nonaccrual and impaired loans (in thousands):

	At
	June 30, 2004	December 31, 2003
Nonaccrual loans	$3,193	$6,396

Accruing loans past due ninety days or more	$—	$—

Recorded investment in impaired loans for which there is a related allowance for loan losses	$5,036	$8,249

Recorded investment in impaired loans for which there is no related allowance for loan losses	$—	$—

Allowance for loan losses related to impaired loans	$609	$1,110

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Interest income recognized and received on impaired loans	$33	$32	$76	$39

Average net recorded investment in impaired loans	$4,328	$5,930	$5,006	$5,695

The activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Balance at beginning of period	$3,283	$2,332	$2,779	$2,110
Provision for loan losses	150	105	700	325
Charge-offs	(36)	(4)	(84)	(17)
Recoveries	2	28	4	43

Balance at end of period	$3,399	$2,461	$3,399	$2,461

A provision for loan losses is charged to earnings based upon management’s evaluation of the potential losses in its loan portfolio. During the three and six months ended June 30, 2004, management made provisions of $150,000 and $700,000, respectively, based on its evaluation of the loan portfolio, as compared to the provisions of $105,000 and $325,000, respectively, made in the comparable periods in 2003. The increase is primarily a result of an increase in total loans outstanding as well as an increase in the percentage of commercial loans in the Company’s portfolio. At June 30, 2004, management believes that the allowance is adequate, primarily as a result of the overall quality and the high percentage of residential single family home loans in the portfolio.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets and Tier I capital to average adjusted assets (as defined in the regulations). Management believes, as of June 30, 2004, that the Bank exceeds the minimum capital adequacy requirements to which it is subject.

In addition, as of June 30, 2004, the Bank met the requirements to be categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain total risk-based, Tier I risk-based and Tier I leverage percentages as set forth in the table. There are no conditions or events since June 30, 2004, that management believes would change the institution’s categorization as well capitalized. The following table summarizes the capital thresholds for each prompt corrective action capital category. A financial institution’s capital category is based on whether it meets the threshold for all three capital ratios within the category. The Bank’s actual capital amounts and percentages are also presented in the table ($ in thousands).

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	%	Amount	%	Amount	%
At June 30, 2004:
Total capital (to risk-weighted assets)	$38,656	11.7%	$26,355	8.0%	$32,943	10.0%
Tier I capital (to risk weighted assets)	35,257	10.7%	13,177	4.0%	19,766	6.0%
Tier I capital (to average adjusted assets)	35,257	6.9%	20,470	4.0%	25,588	5.0%

(continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(4)	Earnings Per Share of Common Stock

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Weighted-average shares outstanding before adjustment for unallocated ESOP shares	6,662	6,591	6,662	6,591

Adjustment to reflect the effect of unallocated ESOP shares	(131)	—	(132)	—

Weighted-average shares outstanding for basic earnings per share	6,531	6,591	6,530	6,591

Basic earnings per share	$.13	$.10	$.25	$.20

Total weighted-average shares outstanding for basic earnings per share computation	6,531	6,591	6,530	6,591

Additional dilutive shares using the average market value for the period utilizing the treasury stock method regarding stock options	167	119	161	105

Weighted-average shares and equivalents outstanding for diluted earnings per share	6,698	6,710	6,691	6,696

Diluted earnings per share	$.13	$.10	$.25	$.20

(continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(5)	Stock Compensation Plans

The Company has two stock options plans. The Key Employee Stock Compensation Program (the “Employee Plan”) is authorized to issue up to 10% of the issued shares up to a maximum of 1,000,000 shares (after being amended at the 2004 Annual Meeting of Shareholders) through the exercise of incentive stock options, compensatory stock options, stock appreciation rights or performance shares. All awards granted under the Employee Plan have been incentive stock options. These options have ten year terms and vest ratably over various terms up to five years. At June 30, 2004, the Company had 215,323 options available for future grants under the Employee Plan.

The Directors’ Stock Option Plan (the “Director Plan”) is authorized to issue up to 140,000 shares. All options granted under the Director Plan have ten year terms, vest immediately and are not exercisable for a period of six months after the grant date. At June 30, 2004, all of the allocated options in the Director Plan had been granted.

During 1998, 350,000 options were granted under both plans at an exercise price less than the then market price. This amount was being expensed over the related vesting periods of options still outstanding. These options were fully vested during the second quarter of 2003, consequently there was no compensation costs relating to these options during the three or six months ended June 30, 2004. Compensation costs relating to these options was approximately $6,000 for the three months and $10,000 for the six months ended June 30, 2003.

A summary of stock option transactions follows ($ in thousands, except per share data):

	Number of Options	Range of Per Share Option Price	Aggregate Option Price
Options Granted Under the Employee Plan:
Outstanding at December 31, 2002	322,446	$4.00	$1,290
Options granted	127,436	5.09-7.62	933
Options exercised	(70,469)	4.00	(282)
Options forfeited	(1,995)	4.00	(8)

Outstanding at December 31, 2003	377,418	4.00-7.62	1,933

Options granted	3,000	7.62	23
Options exercised	(6)	4.00	—
Options forfeited	(29)	4.00	—

Outstanding at June 30, 2004	380,383	$4.00-7.62	$1,956

Options Granted Under the Director Plan:
Outstanding at December 31, 2002	103,061	$4.00	$412

Options granted	36,939	7.62	282

Outstanding at December 31, 2003 and June 30, 2004	140,000	$4.00-7.62	$694

(continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(5)	Stock Compensation Plans, Continued

Statement of Financial Accounting Standards (“SFAS No. 123”) Accounting for Stock-Based Compensation, as amended by SFAS No. 148 Accounting for Stock-Based Compensation Transition and Disclosure, (collectively, “SFAS No. 123”), encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grand date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. The Company accounts for their stock option plans under the recognition and measurement principles of APB No. 25. The following table illustrates the assumptions used in calculating the grant-date fair value and the effect on net earnings and basic and diluted earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. For purposed of proforma disclosure, the estimated fair value is included in expense in the period vesting occurs ($ in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Assumptions for grants made during the period:
Weighted-average risk-free rate of return	N/A	3.99%	4.68%	3.99%
Annualized dividend yield	N/A	—%	1.05%	—%
Expected life of options granted	N/A	10 years	10 years	10 years
Expected stock volatility	N/A	25%	20%	25%

Number of options granted during the period	—	15,000	3,000	15,000

Grant-date fair value of options issued during the period	$—	$34	$8	$34

Grant-date fair value per option of options issued during the period	$—	$2.28	$2.68	$2.28

Net earnings, as reported	$838	$686	$1,648	$1,340

Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax benefit	(45)	(32)	(90)	(37)

Proforma net earnings	$793	$654	$1,558	$1,303

Basic earnings per share:
As reported	$.13	$.10	$.25	$.20

Proforma	$.12	$.10	$.24	$.20

Diluted earnings per share:
As reported	$.13	$.10	$.25	$.20

Proforma	$.12	$.10	$.23	$.19

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(6)	Other Event

The Company completed a public equity offering of its common stock on August 10, 2004. The Company sold 1,400,000 shares of common stock raising $10.5 million in proceeds, before deducting related offering expenses.

(7)	Reclassifications

Certain amounts in 2003 condensed consolidated financial statements have been reclassified to conform to the presentation for 2004.

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of June 30, 2004, and for the three- and six-month periods ended June 30, 2004 and 2003 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

Federal Trust Corporation

Sanford, Florida:

We have reviewed the accompanying interim condensed consolidated balance sheet of Federal Trust Corporation and Subsidiary (the “Company”) as of June 30, 2004, the related interim condensed consolidated statements of earnings for the three- and six-month periods ended June 30, 2004 and 2003 and the related interim condensed consolidated statements of stockholders’ equity and cash flows for the six-month periods ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim condensed consolidated financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of earnings, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated January 30, 2004 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA
Orlando, Florida
July 20, 2004

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Comparison of June 30, 2004 and December 31, 2003

General

Federal Trust Corporation (“Federal Trust”) is the sole shareholder of Federal Trust Bank (the “Bank”). Federal Trust operates as a unitary savings and loan holding company. Federal Trust’s business activities primarily include the operation of the Bank. The Bank is federally-chartered as a stock savings bank and the Bank’s deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation. The Bank provides a wide range of banking services to individual and corporate customers through its six offices located in Orange, Seminole and Volusia Counties, Florida. FTB Financial, Inc., a wholly-owned subsidiary of the Bank, was established in May 1996, to provide investment services to customers of the Bank. FTB Financial, Inc. ceased operations in September 2003, and is currently inactive. Federal Trust, the Bank and The Bank’s subsidiary are collectively referred to herein as the “Company.”

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

Capital Resources

During the six months ended June 30, 2004, the Company’s primary source of funds consisted of net increases in deposits of $31.2 million and Federal Home Loan Bank advances of $15.0 million and net principal repayments and sales of loans of $20.5 million and securities available for sale of $7.5 million. The Company used its capital resources principally to purchase and originate loans of $63.1 million and securities available for sale of $13.6 million.

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

A summary of the amounts of the Company’s financial instruments, with off-balance sheet risk at June 30, 2004, follows (in thousands):

Contract Amount
Commitments to extend credit	$4,289

Unused lines of credit	$7,449

Standby letters of credit	$884

Loans in process	$4,547

Management believes the Company has adequate resources to fund all its commitments. At June 30, 2004, the Company had approximately $167.6 million in time deposits maturing in one year or less. Management also believes that, if so desired, it can adjust the rates on time deposits to retain or obtain new deposits in a changing interest rate environment.

Management believes the Bank was in compliance with all minimum capital requirements which it was subject to at June 30, 2004. See note 3 to the condensed consolidated financial statements.

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

	Three Months Ended June 30,
	2004			2003
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	($ in thousands)
Interest-earning assets:
Loans (1)	$419,265	$5,226	4.99%	$351,348	$4,705	5.36%
Securities	35,072	288	3.28	37,387	256	2.74
Other interest-earning assets (2)	6,976	72	4.13	7,322	55	3.00

Total interest-earning assets	461,313	5,586	4.84	396,057	5,016	5.07

Noninterest-earning assets	36,152			24,278

Total assets	$497,465			$420,335

Interest-bearing liabilities:
Noninterest-bearing demand deposits	$9,648	—	—	$6,716	—	—
Interest-bearing demand and money-market deposits	105,224	463	1.76	92,355	456	1.97
Savings deposits	7,953	30	1.51	9,701	44	1.81
Time deposits	221,330	1,264	2.28	182,570	1,353	2.96

Total deposits	344,155	1,757	2.04	291,342	1,853	2.54

Other borrowings (3)	121,326	760	2.51	97,942	593	2.42

Total interest-bearing liabilities	465,481	2,517	2.16	389,284	2,446	2.51

Noninterest-bearing liabilities	4,569			4,955
Stockholders’ equity	27,416			26,096

Total liabilities and stockholders’ equity	$497,465			$420,335

Net interest income		$3,069			$2,570

Interest-rate spread (4)			2.68%			2.56%

Net interest margin (5)			2.66%			2.60%

Ratio of average interest-earning assets to average interest-bearing liabilities	0.99			1.02

(1)	Includes nonaccrual loans.
(2)	Includes Federal Home Loan Bank stock and interest-earning deposits.
(3)	Includes Federal Home Loan Bank advances, line of credit, junior subordinated debentures and capital lease obligation.
(4)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin is annualized net interest income divided by average interest-earning assets.

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

	Six Months Ended June 30,
	2004			2003
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
				($ in thousands)
Interest-earning assets:
Loans (1)	$415,692	$10,679	5.14%	$353,717	$9,834	5.56%
Securities	34,240	580	3.39	31,823	556	3.49
Other interest-earning assets (2)	6,846	125	3.65	8,413	119	2.83

Total interest-earning assets	456,778	11,384	4.98	393,953	10,509	5.34

Noninterest-earning assets	31,996			21,600

Total assets	$488,774			$415,553

Interest-bearing liabilities:
Noninterest-bearing demand deposits	$8,635	—	—	$7,238	—	—
Interest-bearing demand and money-market deposits	99,609	871	1.75	88,820	932	2.10
Savings deposits	8,245	61	1.48	9,704	94	1.94
Time deposits	217,780	2,483	2.28	187,829	2,860	3.05

Total deposits	334,269	3,415	2.04	293,591	3,886	2.65

Other borrowings (3)	122,302	1,495	2.44	91,108	1,332	2.92

Total interest-bearing liabilities	456,571	4,910	2.15	384,699	5,218	2.71

Noninterest-bearing liabilities	5,298			5,165
Stockholders’ equity	26,905			25,689

Total liabilities and stockholders’ equity	$488,774			$415,553

Net interest income		$6,474			$5,291

Interest-rate spread (4)			2.83%			2.63%

Net interest margin (5)			2.83%			2.69%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.00			1.02

(1)	Includes nonaccrual loans.
(2)	Includes Federal Home Loan Bank stock and interest-earning deposits.
(3)	Includes Federal Home Loan Bank advances, line of credit, junior subordinated debentures and capital lease obligation.
(4)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin is annualized net interest income divided by average interest-earning assets.

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Comparison of the Three-Month Periods Ended June 30, 2004 and 2003

General. The Company had net earnings for the three-month period ended June 30, 2004, of $838,000 or $.13 per basic and diluted share, compared to $686,000 or $.10 per basic and diluted share for the same period in 2003. The increase in net earnings was primarily due to an increase in net interest income, partially offset by an increase in other expenses.

Interest Income. Interest income increased by $570,000 or 11.4% to $5.6 million for the three-month period ended June 30, 2004, from $5.0 million for the same period in 2003. Interest income on loans increased $521,000 to $5.2 million in 2004, primarily as a result of an increase in the average amount of loans outstanding from $351.3 million in 2003 to $419.3 million in 2004, partially offset by a decrease in the average yield earned on loans from 5.36% for the three-month period ended June 30, 2003, to 4.99% for the comparable period in 2004. Interest income on securities increased by $32,000 for the three-month period ended June 30, 2004, over the same period in 2003. Management expects the rates earned on the portfolio to fluctuate with general market conditions.

Interest Expense. Interest expense increased by $71,000 or 2.9% during the three-month period ended June 30, 2004, compared to the same period in 2003. Interest on deposits decreased $96,000 or 5.2% to $1.8 million in 2004 from $1.9 million in 2003. The decrease in interest on deposits was a result of a decrease in the average cost of deposits from 2.54% for the three-month period ended June 30, 2003, to 2.04% for the comparable period in 2004, partially offset by an increase in average deposits outstanding from $291.3 million in 2003 to $344.2 million in 2004. Interest on other borrowings increased to $760,000 in 2004 from $593,000 in 2003, primarily as a result of an increase in the average amount of other borrowings outstanding from $97.9 million to $121.3 million. Management expects to continue to use FHLB advances and other borrowings as a liability management tool.

Provision for Loan Losses. A provision for loan losses is charged to earnings based upon management’s evaluation of the losses in its loan portfolio. During the quarter ended June 30, 2004, management recorded a provision for loan losses of $150,000 based on its evaluation of the loan portfolio, which was an increase of $45,000 from the same period in 2003. The allowance for loan losses at June 30, 2004, was $3.4 million or .77% of total loans outstanding, versus $2.8 million at December 31, 2003, or .69% of total loans outstanding. Management believes the allowance for loan losses at June 30, 2004 is adequate.

Other Income. Other income decreased $56,000 or 8.4% from $663,000 for the three-month period ended June 30, 2003, to $607,000 for the same period in 2004. The decrease in other income was primarily due to decreases of $124,000 and $113,000 in gain on sale of loans held for sale and gain on sale of securities available for sale, respectively, partially offset by an increase of $251,000 in other income. The decrease in gain on sale of loans held for sale relates to a decrease in loans originated for sale as the secondary market activity slowed down as interest rates began to rise in 2004. The increase in other income relates to increased earnings on bank-owned life insurance from the $3.4 million in policies purchased in 2003 and from gains recognized on the sale of foreclosed assets.

Other Expense. Other expense increased $161,000 or 7.6% to $2.3 million for the three-month period ended June 30, 2004, from $2.1 million for the same period in 2003. Salaries and employee benefits increased $111,000 and occupancy expense increased $37,000 due to the staffing and opening of the branches in Deltona and Orange City, Florida in the second half of 2003, and the overall growth of the Company.

Income Taxes. Income taxes for the three months ended June 30, 2004, was $419,000 (an effective rate of 33.3%), compared to $334,000 (an effective rate of 32.7%) for the same period in 2003.

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Comparison of the Six-Month Periods Ended June 30, 2004 and 2003

General. The Company had net earnings for the six-month period ended June 30, 2004, of $1.6 million or $.25 per basic and diluted share, compared to $1.3 million or $.20 per basic and diluted share for the same period in 2003. The increase in net earnings was primarily due to increases in net interest income and other income, partially offset by increases in the provision for loan losses and other expense.

Interest Income. Interest income increased by $875,000 or 8.3% to $11.4 million for the six-month period ended June 30, 2004, from $10.5 million for the same period in 2003. Interest income on loans increased $845,000 or 8.6% to $10.7 million in 2004 from $9.8 million in 2003, primarily as a result of an increase in the average amount of loans outstanding from $353.7 million in 2003 to $415.7 million in 2004. This amount was partially offset by a decrease in the average yield earned on loans from 5.56% for the six-month period ended June 30, 2003, to 5.14% for the comparable period in 2004. Interest income on securities increased by $24,000 for the six-month period ended June 30, 2004, over the same period in 2003, primarily as a result of an increase in the average balance of securities owned, partially offset by a decrease in the average yield. Management expects the rates earned on the portfolio to fluctuate with general market conditions.

Interest Expense. Interest expense decreased by $308,000 or 5.9% during the six-month period ended June 30, 2004, compared to the same period in 2003. Interest on deposits decreased $471,000 or 12.1% to $3.4 million in 2004 from $3.9 million in 2003, as a result of a decrease in the average cost of deposits from 2.65% for the six-month period ended June 30, 2003, to 2.04% for the comparable period in 2004. The decrease in interest on deposits was partially offset by an increase in average deposits outstanding from $293.6 million in 2003 to $334.3 million in 2004. Interest on other borrowings increased to $1.5 million in 2004 from $1.3 million in 2003, primarily as a result of the increase in the average balance of other borrowings from $91.1 million for the six-month period ended June 30, 2003 to $122.3 million for the comparable 2004 period, partially offset by a decrease in the average rate paid on other borrowings from 2.92% in 2003 to 2.44% in 2004. Management expects to continue to use FHLB advances and other borrowings as a liability management tool.

Provision for Loan Losses. A provision for loan losses is charged to earnings based upon management’s evaluation of the losses in its loan portfolio. During the six months ended June 30, 2004, management recorded a provision for loan losses of $700,000 based on its evaluation of the loan portfolio, which was a increase of $375,000 from the same period in 2003, primarily as a result of the increase in total loans outstanding. The allowance for loan losses at June 30, 2004, was $3.4 million or .77% of total loans outstanding, versus $2.8 million at December 31, 2003, or .69% of total loans outstanding. Management believes the allowance for loan losses at June 30, 2004, is adequate.

Other Income. Other income increased $15,000 or 1.2% from the six-month period ended June 30, 2003, to the same period in 2004. The increase in other income was primarily due to an increase of $332,000 in other income, partially offset by a decrease of $309,000 in gain on sale of securities available for sale. The increase in other income relates to increased earnings on bank-owned life insurance from the $3.4 million in policies purchased in 2003 and from gains recognized on the sale of foreclosed assets.

Other Expense. Other expense increased $369,000 or 8.7% to $4.6 million for the six-month period ended June 30, 2004, from $4.2 million for the same period in 2003. Salary and employee benefits increased $184,000 and occupancy expense increased $111,000 due to the staffing and opening of the branches in Deltona and Orange City, Florida in the second half of 2003 and the overall growth of the Company.

Income Taxes. Income taxes for the six months ended June 30, 2004, was $796,000 (an effective rate of 32.6%), compared to $650,000 (an effective rate of 32.7%) for the same period in 2003.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders (the “Annual Meeting”) of Federal Trust Corporation was held on May 28, 2004, to consider the election of two directors, an amendment to the 1998 Key Employee Stock Compensation Program and the ratification of the appointment of the Company’s independent auditors for the year ending December 31, 2004. At the Annual Meeting, incumbent Directors A. George Igler and George W. Foster were reelected. The terms of Directors Dr. Samuel C. Certo, James V. Suskiewich and Kenneth W. Hill continued after the Annual Meeting.

At the Annual Meeting, 6,059,937 shares were present in person or by proxy. The following is a summary and tabulation of the matters that were voted upon at the Annual Meeting:

Proposal I.

The election of two directors:

	For	Withheld	Against
Class II Directors, for a term of three years:

A. George Igler	6,010,325	49,612	—

George W. Foster	6,007,785	52,152	—

FEDERAL TRUST CORPORATION AND SUBSIDIARY

PART II. OTHER INFORMATION, CONTINUED

Item 4. Submission of Matters to a Vote of Security Holders, Continued

Proposal II:

To amend the 1998 Key Employee Stock Compensation Program:

For	Withheld	Against
3,212,653	2,224,557	622,727

Proposal III:

To ratify the appointment of Hacker, Johnson & Smith PA as the Company’s independent auditors for the year ending December 31, 2004:

For	Withheld	Against
5,829,994	14,083	215,860

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are marked by a single asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from Small business issuer’s Registration Statement on form SB-1, as effective with the Securities and Exchange Commission (“SEC”) on October 7, 1997, Registration No. 333-30883. The exhibits which are marked by a double asterisk (**) were previously filed with the SEC, and are hereby incorporated by reference from Small business issuer’s 1998 Definitive Proxy Statement. The exhibits which are marked with a triple asterisk (***) were previously filed with the SEC, and are hereby incorporated by reference from Small business issuer’s 1999 Definitive Proxy Statement. The exhibits which are marked with a quadruple asterisk (****) were previously filed with the SEC, and are hereby incorporated by reference from Small business issuer’s 2001 Definitive Proxy Statement. The exhibits which are marked with a quintuple asterisk (*****) were previously filed with the SEC, and are hereby incorporated by reference from Small business issuer’s 1999 Form 10-KSB. The exhibits which are marked with a sextuple asterisk (******) were previously filed with the SEC and are hereby incorporated by reference from the Small business issuer’s 2003 Form 10-KSB. The exhibit numbers correspond to the exhibit numbers in the referenced documents.

Exhibit No.	Description of Exhibit
* 3.1	1996 Amended Articles of Incorporation and the 1995 Amended and Restated Articles of Incorporation of Federal Trust

* 3.2	1995 Amended and Restated Bylaws of Federal Trust

** 3.3	1998 Articles of Amendment to Articles of Incorporation of Federal Trust

*** 3.4	1999 Articles of Amendment to Articles of Incorporation of Federal Trust

* 4.0	Specimen of Common Stock Certificate

****10.1	Amended Employment Agreement By and Among Federal Trust, the Bank and James V. Suskiewich

FEDERAL TRUST CORPORATION AND SUBSIDIARY

PART II. OTHER INFORMATION, CONTINUED

Item 6. Exhibits and Reports on Form 8-K, Continued

Exhibit No.	Description of Exhibit
****10.2	First Amendment to the Amended Employment Agreement By and Among Federal Trust, the Bank and James V. Suskiewich

****** 10.3	Employee Severance Agreement with Stephen C. Green

***** 10.4	Amendment to Federal Trust 1998 Key Employee Stock Compensation Program

***** 10.5	Amendment to Federal Trust 1998 Directors’ Stock Option Plan

****** 10.6	Employee Severance Agreement with Gregory E. Smith

******10.7	Employee Severance Agreement with Daniel C. Roberts

******10.8	Employee Severance Agreement with Jennifer B. Brodnax

******14.1	Code of Ethical Conduct

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a)

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K. The following reports on Form 8-K were filed during the three months ended June 30, 2004:

On April 15, 2004, the Company filed a Form 8-K announcing the Company’s financial results for the first quarter of 2004.

On April 30, 2004, the Company filed a Form 8-K announcing the Company declared a quarterly cash dividend.

On June 30, 2004, the Company filed a Form 8-K announcing the Company opened its permanent Deltona branch office.

FEDERAL TRUST CORPORATION AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Small business issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDERAL TRUST CORPORATION
(Small business issuer)

Date: August 13, 2004	By:	/s/ James V. Suskiewich
James V. Suskiewich
President and Chief Executive Officer

Date: August 13, 2004	By:	/s/ Gregory E. Smith
Gregory E. Smith
Executive Vice President and Chief Financial Officer