Form 10QSB
period 2004-09-30
FEDERAL TRUST CORP
filed 2004-11-12
CIK 842640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common stock, par value $.01 per share	8,061,813 shares
(class)	Outstanding at October 29, 2004

Transitional small business disclosure format (check one)    Yes  ☐    No  ☒

FEDERAL TRUST CORPORATION AND SUBSIDIARY

FEDERAL TRUST CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

($ in thousands, except per share amounts)

	At
	September 30, 2004	December 31, 2003
	(Unaudited)
Assets

Cash and due from banks	$4,497	$5,067
Interest-earning deposits	1,834	666

Cash and cash equivalents	6,331	5,733

Securities available for sale	34,687	33,615
Loans, less allowance for loan losses of $3,526 in 2004 and $2,779 in 2003	473,086	398,401
Accrued interest receivable	2,591	2,334
Premises and equipment, net	12,605	11,903
Foreclosed assets	224	1,007
Federal Home Loan Bank stock	6,710	5,660
Mortgage servicing rights, net	736	973
Bank-owned life insurance	6,780	6,580
Deferred tax asset	573	641
Other assets	1,502	1,351

Total assets	$545,825	$468,198

Liabilities and Stockholders’ Equity

Liabilities:
Non-interest-bearing demand deposits	$10,049	$6,352
Interest-bearing demand deposits	45,080	15,566
Money-market deposits	68,527	76,047
Savings deposits	6,860	8,714
Time deposits	230,119	207,951

Total deposits	360,635	314,630

Federal Home Loan Bank advances	129,200	107,700
Other borrowings	1,005	5,217
Junior subordinated debentures	5,155	5,155
Capital lease obligation	3,120	3,334
Accrued interest payable	786	527
Official checks	1,112	1,612
Other liabilities	5,960	3,566

Total liabilities	506,973	441,741

Stockholders’ equity:
Common stock, $.01 par value, 15,000,000 shares authorized; 8,061,813 and 6,661,807 shares outstanding in 2004 and 2003, respectively	81	67
Additional paid-in capital	32,077	22,069
Retained earnings	7,831	5,629
Unallocated ESOP shares (131,139 shares in 2004 and 135,592 shares in 2003)	(947)	(979)
Accumulated other comprehensive income (loss)	(190)	(329)

Total stockholders’ equity	38,852	26,457

Total liabilities and stockholders’ equity	$545,825	$468,198

See Accompanying Notes to Condensed Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Earnings

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Interest income:
Loans	$5,683	$4,652	$16,362	$14,486
Securities	334	283	914	839
Other	71	46	196	165

Total interest income	6,088	4,981	17,472	15,490

Interest expense:
Deposits	1,901	1,586	5,316	5,472
Other	812	620	2,307	1,952

Total interest expense	2,713	2,206	7,623	7,424

Net interest income	3,375	2,775	9,849	8,066

Provision for loan losses	150	70	850	395

Net interest income after provision for loan losses	3,225	2,705	8,999	7,671

Other income:
Service charges and fees	108	95	394	257
Gain on sale of loans held for sale	117	148	296	399
Net gain on sale of securities available for sale	16	—	60	353
Rental income	83	89	214	280
Increase in cash surrender value of life insurance policies	65	25	200	88
Other	291	50	801	300

Total other income	680	407	1,965	1,677

Other expenses:
Salary and employee benefits	1,275	989	3,646	3,176
Occupancy expense	408	396	1,169	1,046
Data processing	152	152	451	389
Professional services	123	111	450	326
Other	502	409	1,359	1,366

Total other expenses	2,460	2,057	7,075	6,303

Earnings before income taxes	1,445	1,055	3,889	3,045

Income taxes	491	339	1,287	989

Net earnings	$954	$716	$2,602	$2,056

Earnings per share:
Basic	$.13	$.11	$.38	$.31

Diluted	$.13	$.11	$.37	$.31

Weighted-average shares outstanding for (in thousands):
Basic	7,322	6,591	6,797	6,591

Diluted	7,486	6,770	6,959	6,729

Cash dividends per share	$.02	$.01	$.06	$.03

See Accompanying Notes to Condensed Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

For the Nine Months Ended September 30, 2004 and 2003

($ in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Unallocated ESOP Shares	Accumulated Other Compre - hensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2002	6,591,338	$66	$21,778	$3,180	$—	$15	$25,039

Comprehensive income:
Net earnings (unaudited)	—	—	—	2,056	—	—	2,056

Change in unrealized gain on securities available for sale, net of income tax benefit of $191 (unaudited)	—	—	—	—	—	(316)	(316)

Comprehensive income (unaudited)	—	—	—	—	—	—	1,740

Accretion of stock options for stock compensation programs (unaudited)	—	—	10	—	—	—	10
Purchase of common shares for the ESOP Plan (unaudited)	—	—	—	—	(415)	—	(415)
Dividends paid (unaudited)	—	—	—	(197)	—	—	(197)

Balance at Sept. 30, 2003 (unaudited)	6,591,338	$66	$21,788	$5,039	$(415)	$(301)	$26,177

Balance at December 31, 2003	6,661,807	$67	$22,069	$5,629	$(979)	$(329)	$26,457

Comprehensive income:
Net earnings (unaudited)	—	—	—	2,602	—	—	2,602

Change in unrealized loss on securities available for sale, net of income taxes of $68 (unaudited)	—	—	—	—	—	139	139
Comprehensive income (unaudited)							2,741
Proceeds from sale of common stock, net of offering costs of $478 (unaudited)	1,400,000	14	10,008	—	—	—	10,022
Issuance of common stock, stock options exercised (unaudited)	6	—	—	—	—	—	—
ESOP shares allocated (4,453 shares) (unaudited)	—	—	—	—	32	—	32
Dividends paid (unaudited)	—	—	—	(400)	—	—	(400)

Balance at September 30, 2004 (unaudited)	8,061,813	$81	$32,077	$7,831	$(947)	$(190)	$38,852

See Accompanying Notes to Condensed Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30
	2004	2003
Cash flows from operating activities:
Net earnings	$2,602	$2,056
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	513	409
Provision for loan losses	850	395
Net amortization of premiums and discounts on securities	272	358
Net amortization of loan origination fees, costs, premiums and discounts	947	1,453
Amortization of mortgage servicing rights	255	433
Valuation allowance on mortgage servicing rights	30	—
Accretion of stock option expense	—	10
Increase in cash surrender value of life insurance policies	(200)	(89)
Proceeds from sales of loans held for sale	19,757	23,861
Loans originated for resale	(7,874)	(13,911)
Gain on sale of loans held for sale	(296)	(399)
Net gain on sales of securities available for sale	(60)	(353)
Cash provided by (used in) resulting from changes in:
Accrued interest receivable	(257)	(81)
Other assets	(151)	(694)
Accrued interest payable	259	61
Official checks	(500)	257
Other liabilities	1,301	(583)

Net cash provided by operating activities	17,448	13,183

Cash flows from investing activities:
Purchase of securities available for sale	(13,671)	(34,639)
Proceeds from principal repayments and sales of securities available for sale	12,594	17,414
Loan principal repayments, net of originations	29,985	50,079
Purchase of loans	(119,041)	(121,817)
Purchase of premises and equipment	(1,215)	(2,202)
Purchase of Federal Home Loan Bank stock	(1,050)	(2,450)
Purchase of bank-owned life insurance	—	(3,400)
Net proceeds from sale of foreclosed assets	1,722	817

Net cash used in investing activities	(90,676)	(96,198)

Cash flows from financing activities:
Net increase in deposits	46,005	24,182
Net increase in Federal Home Loan Bank advances	21,500	38,000
Net (decrease) increase in other borrowings	(4,212)	837
Principal repayments under capital lease obligation	(214)	(234)
Increase in junior subordinated debentures	—	5,155
Purchase of common shares for the ESOP plan	—	(415)
Net increase in advance payments from borrowers for taxes and insurance	1,125	1,032
Net proceeds from common stock offering	10,022	—
Dividends paid	(400)	(197)

Net cash provided by financing activities	73,826	68,360

Net increase (decrease) in cash and cash equivalents	598	(14,655)

Cash and cash equivalents at beginning of period	5,733	18,833

Cash and cash equivalents at end of period	$6,331	$4,178

(continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited), continued

(in thousands)

	Nine Months Ended September 30
	2004	2003
Supplemental disclosure of cash flow information-Cash paid during the period for:
Interest	$7,364	$7,363

Income taxes	$622	$1,566

Noncash transactions:

Foreclosed assets acquired in settlement of loans	$939	$481

Accumulated other comprehensive income, net change in unrealized gain (loss) on securities available for sale, net of tax	$139	$(316)

Transfer of loans in portfolio to loans held for sale	$11,735	$12,838

Mortgage servicing rights recognized upon sale of loans held for sale	$48	$175

Premises and equipment under capital lease obligation	$—	$1,500

ESOP shares allocated	$32	$—

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

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (principally consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2004, the results of operations for the three- and nine-month periods ended September 30, 2004 and 2003, and cash flows for the nine-month periods ended September 30, 2004 and 2003. The results of operations for the three- and nine-month periods ended September 30, 2004, are not necessarily indicative of the results to be expected for the entire year ended December 31, 2004. These statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10 - KSB for the year ended December 31, 2003.

(2)	Loans

The components of loans are summarized as follows (in thousands):

	At September 30,	At December 31,
	2004	2003
Mortgage loans:
Residential (1)	$343,866	$302,083
Commercial	109,606	78,209
Construction	11,750	7,079

Total mortgage loans	465,222	387,371
Commercial loans	12,241	12,389
Consumer loans	834	864

Total loans	478,297	400,624
Add (deduct):
Allowance for loan losses	(3,526)	(2,779)
Net premiums, discounts, deferred fees and costs	3,503	3,346
Undisbursed portion of loans in process	(5,188)	(2,790)

Loans, net	$473,086	$398,401

(1)	Includes $779,000 and $679,000 of loans held for sale at September 30, 2004 and December 31, 2003, respectively.

(continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(2)	Loans, Continued

The following is a summary of information regarding nonaccrual and impaired loans (in thousands):

	At
	September 30, 2004	December 31, 2003

Nonaccrual loans	$4,085	$6,396

Accruing loans past due ninety days or more	$—	$—

Recorded investment in impaired loans for which there is a related allowance for loan losses	$4,130	$8,249

Recorded investment in impaired loans for which there is no related allowance for loan losses	$—	$—

Allowance for loan losses related to impaired loans	$299	$1,110

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Interest income recognized and received on impaired loans	$34	$21	$110	$60

Average net recorded investment in impaired loans	$4,129	$6,845	$4,714	$6,078

The activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Balance at beginning of period	$3,390	$2,461	$2,779	$2,110
Provision for loan losses	150	70	850	395
Charge-offs	(24)	(13)	(108)	(30)
Recoveries	1	2	5	45

Balance at end of period	$3,526	$2,520	$3,526	$2,520

A provision for loan losses is charged to earnings based upon management’s evaluation of the potential losses in its loan portfolio. During the three and nine months ended September 30, 2004, management made provisions of $150,000 and $850,000, respectively, based on its evaluation of the loan portfolio, as compared to the provisions of $70,000 and $395,000, respectively, made in the comparable periods in 2003. The increase is primarily a result of an increase in total loans outstanding, as well as an increase in the percentage of commercial real estate loans in the Company’s portfolio. At September 30, 2004, management believes that the allowance is adequate, primarily as a result of the overall quality and the high percentage of residential single family home loans in the portfolio.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets and Tier I capital to average adjusted assets (as defined in the regulations). Management believes, as of September 30, 2004, that the Bank exceeds the minimum capital adequacy requirements to which it is subject.

In addition, as of September 30, 2004, the Bank met the requirements to be categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain total risk-based, Tier I risk-based and Tier I leverage percentages as set forth in the table below. There are no conditions or events since September 30, 2004, that management believes would change the institution’s categorization as well capitalized. The following table summarizes the capital thresholds for each prompt corrective action capital category. A financial institution’s capital category is based on whether it meets the threshold for all three capital ratios within the category. The Bank’s actual capital amounts and percentages are also presented in the table ($ in thousands).

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	%	Amount	%	Amount	%
At September 30, 2004:
Total capital (to risk- weighted assets)	$40,776	11.4%	$28,600	8.0%	$35,750	10.0%
Tier I capital (to risk weighted assets)	37,289	10.4%	14,300	4.0%	21,450	6.0%
Tier I capital (to average adjusted assets)	37,289	6.9%	21,640	4.0%	27,050	5.0%

(continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(4)	Earnings Per Share of Common Stock

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Weighted-average shares outstanding before adjustment for unallocated ESOP shares	7,453	6,591	6,929	6,591

Adjustment to reflect the effect of unallocated ESOP shares	(131)	—	(132)	—

Weighted-average shares outstanding for basic earnings per share	7,322	6,591	6,797	6,591

Basic earnings per share	$.13	$.11	$.38	$.31

Total weighted-average shares outstanding for basic earnings per share computation	7,322	6,591	6,797	6,591

Additional dilutive shares using the average market value for the period utilizing the treasury stock method regarding stock options	164	179	162	138

Weighted-average shares and equivalents outstanding for diluted earnings per share	7,486	6,770	6,959	6,729

Diluted earnings per share	$.13	$.11	$.37	$.31

(continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(5)	Stock Compensation Plans

The Company has two stock options plans. The Key Employee Stock Compensation Program (the “Employee Plan”) is authorized to issue up to 10% of the issued shares up to a maximum of 1,000,000 shares (after being amended at the 2004 Annual Meeting of Shareholders) through the exercise of incentive stock options, compensatory stock options, stock appreciation rights or performance shares. All awards granted under the Employee Plan have been incentive stock options. These options have ten year terms and vest ratably over various terms up to five years. At September 30, 2004, the Company had 355,323 options available for future grants under the Employee Plan.

The Directors’ Stock Option Plan (the “Director Plan”) is authorized to issue up to 140,000 shares. All options granted under the Director Plan have ten year terms, vest immediately and are not exercisable for a period of six months after the grant date. At September 30, 2004, all of the allocated options in the Director Plan had been granted.

During 1998, 350,000 options were granted under both plans at an exercise price less than the then market price. This amount was being expensed over the related vesting periods of options still outstanding. These options were fully vested during the second quarter of 2003, consequently there was no compensation costs relating to these options during the three or nine months ended September 30, 2004. Compensation costs relating to these options was approximately $10,000 for the nine months ended September 30, 2003.

A summary of stock option transactions follows ($ in thousands, except per share data):

	Number of Options	Range of Per Share Option Price	Aggregate Option Price
Options Granted Under the Employee Plan:
Outstanding at December 31, 2002	322,446	$4.00	$1,290

Options granted	127,436	5.09-7.62	933
Options exercised	(70,469)	4.00	(282)
Options forfeited	(1,995)	4.00	(8)

Outstanding at December 31, 2003	377,418	4.00-7.62	1,933

Options granted	3,000	7.62	23
Options exercised	(6)	4.00	—
Options forfeited	(29)	4.00	—

Outstanding at September 30, 2004	380,383	$4.00-7.62	$1,956

Options Granted Under the Director Plan:
Outstanding at December 31, 2002	103,061	$4.00	$412
Options granted	36,939	7.62	282

Outstanding at December 31, 2003 and September 30, 2004	140,000	$4.00-7.62	$694

(continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(5)	Stock Compensation Plans, Continued

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Assumptions for grants made during the period:
Weighted-average risk-free rate of return	N/A	N/A	4.68%	4.26%
Annualized dividend yield	N/A	N/A	1.05%	.80%
Expected life of options granted	N/A	N/A	10 years	10 years
Expected stock volatility	N/A	N/A	20%	33%

Number of options granted during the period	—	—	3,000	15,000

Grant-date fair value of options issued during the period	$—	—	$8	$34

Grant-date fair value per option of options issued during the period	$—	$—	$2.68	$2.28

Net earnings, as reported	$954	$716	$2,602	$2,056

Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax benefit	(45)	(9)	(135)	(28)

Proforma net earnings	$909	$707	$2,467	$2,028

Basic earnings per share:
As reported	$.13	$.11	$.38	$.31

Proforma	$.12	$.11	$.36	$.31

Diluted earnings per share:
As reported	$.13	$.11	$.37	$.31

Proforma	$.12	$.10	$.35	$.30

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(6)	Other Event

The Company completed its latest public equity offering of its common stock on August 10, 2004. The Company sold 1,400,000 shares of common stock raising $10.5 million in proceeds, before deducting related offering expenses of approximately $478,000.

(7)	Reclassifications

Certain amounts in 2003 condensed consolidated financial statements have been reclassified to conform to the presentation for 2004.

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of September 30, 2004, and for the three and nine month periods ended September 30, 2004 and 2003, presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

Federal Trust Corporation

Sanford, Florida:

We have reviewed the accompanying interim condensed consolidated balance sheet of Federal Trust Corporation and Subsidiary (the “Company”) as of September 30, 2004, the related interim condensed consolidated statements of earnings for the three- and nine-month periods ended September 30, 2004 and 2003 and the related interim condensed consolidated statements of stockholders’ equity and cash flows for the nine-month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

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

October 29, 2004

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Comparison of September 30, 2004 and December 31, 2003

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

Capital Resources

During the nine months ended September 30, 2004, the Company’s primary source of funds consisted of net increases in deposits of $46.0 million and Federal Home Loan Bank advances of $21.5 million and net principal repayments and sales of loans of $49.7 million and securities available for sale of $12.6 million. The Company also raised $10.0 million in net proceeds from a public equity offering of its common stock during the nine months ended September 30, 2004. The Company used its capital resources principally to purchase loans of $119.0 million, originate $7.9 million of loans held for sale and purchase securities available for sale of $13.7 million.

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

A summary of the amounts of the Company’s financial instruments, with off-balance sheet risk at September 30, 2004, follows (in thousands):

Contract Amount
Commitments to extend credit	$1,817

Unused lines of credit	$11,436

Standby letters of credit	$3,055

Loans in process	$5,188

Management believes the Company has adequate resources to fund all its commitments. At September 30, 2004, the Company had approximately $189.7 million in time deposits maturing in one year or less. Management also believes that, if so desired, it can adjust the rates on time deposits to retain or obtain new deposits in a changing interest rate environment.

Management believes the Bank was in compliance with all minimum capital requirements which it was subject to at September 30, 2004. See note 3 to the condensed consolidated financial statements.

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

	Three Months Ended September 30,
	2004			2003
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	($ in thousands)
Interest-earning assets:
Loans (1)	$455,671	$5,683	4.99%	$367,314	$4,652	5.07%
Securities	36,219	334	3.69	37,474	283	3.02
Other interest-earning assets (2)	7,844	71	3.62	6,666	46	2.76

Total interest-earning assets	499,734	6,088	4.87	411,454	4,981	4.84

Noninterest-earning assets	32,771			25,515

Total assets	$532,505			$436,969

Interest-bearing liabilities:
Noninterest-bearing demand deposits	$11,036	—	—	$6,805	—	—
Interest-bearing demand and money-market deposits	115,274	529	1.84	97,838	422	1.73
Savings deposits	7,181	26	1.45	9,425	35	1.49
Time deposits	227,412	1,346	2.37	182,118	1,129	2.48

Total deposits	360,903	1,901	2.11	296,186	1,586	2.14
Other borrowings (3)	132,007	812	2.46	103,615	620	2.39

Total interest-bearing liabilities	492,910	2,713	2.20	399,801	2,206	2.21

Noninterest-bearing liabilities	6,472			10,910
Stockholders’ equity	33,123			26,258

Total liabilities and stockholders’ equity	$532,505			$436,969

Net interest income		$3,375			$2,775

Interest-rate spread (4)			2.67%			2.63%

Net interest margin (5)			2.70%			2.70%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.01				1.03

(1)	Includes non-accrual loans.
(2)	Includes Federal Home Loan Bank stock and interest-earning deposits.
(3)	Includes Federal Home Loan Bank advances, line of credit, junior subordinated debentures and capital lease obligation.
(4)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin is annualized net interest income divided by average interest-earning assets.

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

	Nine Months Ended September 30,
	2004			2003
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
				($ in thousands)
Interest-earning assets:
Loans (1)	$429,018	$16,362	5.09%	$358,250	$14,486	5.39%
Securities	34,899	914	3.49	33,907	839	3.30
Other interest-earning assets (2)	7,179	196	3.64	7,831	165	2.81

Total interest-earning assets	471,096	17,472	4.95	399,988	15,490	5.16

Non-interest-earning assets	32,255			22,210

Total assets	$503,351			$422,198

Interest-bearing liabilities:
Non-interest-bearing demand deposits	$10,408	—	—	$7,094	—	—
Interest-bearing demand and money- market deposits	104,831	1,400	1.78	91,827	1,354	1.97
Savings deposits	7,890	87	1.47	9,611	129	1.79
Time deposits	220,990	3,829	2.31	185,926	3,989	2.86

Total deposits	344,119	5,316	2.06	294,458	5,472	2.48
Other borrowings (3)	125,537	2,307	2.45	93,710	1,952	2.78

Total interest-bearing liabilities	469,656	7,623	2.16	388,168	7,424	2.55

Non-interest-bearing liabilities	4,717			8,422
Stockholders’ equity	28,978			25,608

Total liabilities and stockholders’ equity	$503,351			$422,198

Net interest income		$9,849			$8,066

Interest-rate spread (4)			2.79%			2.61%

Net interest margin (5)			2.79%			2.69%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.00			1.03

(1)	Includes non-accrual loans.
(2)	Includes Federal Home Loan Bank stock and interest-earning deposits.
(3)	Includes Federal Home Loan Bank advances, line of credit, junior subordinated debentures and capital lease obligation.
(4)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin is annualized net interest income divided by average interest-earning assets.

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Comparison of the Three-Month Periods Ended September 30, 2004 and 2003

General. The Company had net earnings for the three-month period ended September 30, 2004, of $954,000 or $.13 per basic and diluted share, compared to $716,000 or $.11 per basic and diluted share for the same period in 2003. The increase in net earnings was primarily due to an increase in net interest income and other income, partially offset by an increase in other expenses.

Interest Income. Interest income increased by $1,107,000 or 22.2% to $6.1 million for the three-month period ended September 30, 2004, from $5.0 million for the same period in 2003. Interest income on loans increased $1,031,000 to $5.7 million in 2004, primarily as a result of an increase in the average amount of loans outstanding from $367.3 million in 2003 to $455.7 million in 2004, partially offset by a decrease in the average yield earned on loans from 5.07% for the three-month period ended September 30, 2003, to 4.99% for the comparable period in 2004. Interest income on securities increased by $51,000 for the three-month period ended September 30, 2004, over the same period in 2003. Management expects the rates earned on the earning asset portfolio to fluctuate with general market conditions.

Interest Expense. Interest expense increased by $507,000 or 23.0% during the three-month period ended September 30, 2004, compared to the same period in 2003. Interest on deposits increased $315,000 or 19.9% to $1.9 million in 2004 from $1.6 million in 2003. The increase in interest on deposits was a result of an increase in average deposits outstanding from $296.2 million in 2003 to $360.9 million in 2004, partially offset by a decrease in the average cost of deposits from 2.14% for the three-month period ended September 30, 2003, to 2.11% for the comparable period in 2004. Interest on other borrowings increased to $812,000 in 2004 from $620,000 in 2003, primarily as a result of an increase in the average amount of other borrowings outstanding from $103.6 million to $132.0 million. Management expects to continue to use FHLB advances and other borrowings as a liability management tool.

Provision for Loan Losses. A provision for loan losses is charged to earnings based upon management’s evaluation of the losses in its loan portfolio. During the quarter ended September 30, 2004, management recorded a provision for loan losses of $150,000 based on its evaluation of the loan portfolio, which was an increase of $80,000 from the same period in 2003. The allowance for loan losses at September 30, 2004, was $3.5 million or .75% of total loans outstanding, versus $2.8 million at December 31, 2003, or .69% of total loans outstanding. Management believes the allowance for loan losses at September 30, 2004 is adequate.

Other Income. Other income increased $273,000 or 67.1% from $407,000 for the three-month period ended September 30, 2003, to $680,000 for the same period in 2004. The increase in gains on the sale of foreclosed properties was the primary reason for the improvement in other income from 2003 to 2004. The decrease in gain on sale of loans held for sale relates to a decrease in loans originated for sale as the secondary market activity slowed down as interest rates began to rise in 2004.

Other Expenses. Other expenses increased $403,000 or 19.6% to $2.5 million for the three-month period ended September 30, 2004, from $2.1 million for the same period in 2003. Salaries and employee benefits increased $286,000 and occupancy expense increased $12,000 due to the staffing and opening of the branch in Orange City, Florida in the fourth quarter of 2003, and the overall growth of the Company.

Income Taxes. Income taxes for the three months ended September 30, 2004, was $491,000 (an effective rate of 34.0%), compared to $339,000 (an effective rate of 32.1%) for the same period in 2003.

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Comparison of the Nine-Month Periods Ended September 30, 2004 and 2003

General. The Company had net earnings for the nine-month period ended September 30, 2004, of $2.6 million or $.38 per basic and $.37 per diluted share, compared to $2.1 million or $.31 per basic and diluted share for the same period in 2003. The increase in net earnings was primarily due to increases in net interest income and other income, partially offset by increases in the provision for loan losses and other expense.

Interest Income. Interest income increased by $1,982,000 or 12.8% to $17.5 million for the nine-month period ended September 30, 2004, from $15.5 million for the same period in 2003. Interest income on loans increased $1,876,000 or 13.0% to $16.4 million in 2004 from $14.5 million in 2003, primarily as a result of an increase in the average amount of loans outstanding from $358.3 million in 2003 to $429.0 million in 2004. This amount was partially offset by a decrease in the average yield earned on loans from 5.39% for the nine-month period ended September 30, 2003, to 5.09% for the comparable period in 2004. Interest income on securities increased by $75,000 for the nine-month period ended September 30, 2004, over the same period in 2003, primarily as a result of increases in the average balance of securities owned and the average yield. Management expects the rates earned on the portfolio to fluctuate with general market conditions.

Interest Expense. Interest expense increased by $199,000 or 2.7% during the nine-month period ended September 30, 2004, compared to the same period in 2003. Interest on deposits decreased $156,000 or 2.9% to $5.3 million in 2004 from $5.5 million in 2003, as a result of a decrease in the average cost of deposits from 2.48% for the nine-month period ended September 30, 2003, to 2.06% for the comparable period in 2004. The decrease in interest on deposits was partially offset by an increase in average deposits outstanding from $294.5 million in 2003 to $344.1 million in 2004. Interest on other borrowings increased to $2.3 million in 2004 from $2.0 million in 2003, primarily as a result of the increase in the average balance of other borrowings from $93.7 million for the nine-month period ended September 30, 2003 to $125.5 million for the comparable 2004 period, partially offset by a decrease in the average rate paid on other borrowings from 2.78% in 2003 to 2.45% in 2004. Management expects to continue to use FHLB advances and other borrowings as a liability management tool.

Provision for Loan Losses. A provision for loan losses is charged to earnings based upon management’s evaluation of the losses in its loan portfolio. During the nine months ended September 30, 2004, management recorded a provision for loan losses of $850,000 based on its evaluation of the loan portfolio, which was a increase of $455,000 from the same period in 2003, primarily as a result of the increase in total loans outstanding. The allowance for loan losses at September 30, 2004, was $3.5 million or .75% of total loans outstanding, versus $2.8 million at December 31, 2003, or .69% of total loans outstanding. Management believes the allowance for loan losses at September 30, 2004, is adequate.

Other Income. Other income increased $288,000 or 17.2% from the nine-month period ended September 30, 2003, to the same period in 2004. The increase in other income was primarily due to an increase of $583,000 in other income, partially offset by a decrease of $293,000 in gain on sale of securities available for sale. The increase in other income relates primarily to gains recognized on the sale of foreclosed assets.

Other Expense. Other expense increased $772,000 or 12.2% to $7.1 million for the nine-month period ended September 30, 2004, from $6.3 million for the same period in 2003. Salary and employee benefits increased $470,000 and occupancy expense increased $123,000 due to the staffing and opening of the branches in Deltona and Orange City, Florida in the second half of 2003 and the overall growth of the Company.

Income Taxes. Income taxes for the nine months ended September 30, 2004, was $1,287,000 (an effective rate of 33.1%), compared to $989,000 (an effective rate of 32.5%) for the same period in 2003.

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

Item 4. Submission of Matters to a Vote of Security Holders

NONE

FEDERAL TRUST CORPORATION AND SUBSIDIARY

PART II. OTHER INFORMATION, CONTINUED

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are marked by a single asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from Small business issuer’s Registration Statement on form SB-1, as effective with the Securities and Exchange Commission (“SEC”) on October 7, 1997, Registration No. 333-30883. The exhibits which are marked by a double asterisk (**) were previously filed with the SEC, and are hereby incorporated by reference from Small business issuer’s 1998 Definitive Proxy Statement. The exhibits which are marked with a triple asterisk (***) were previously filed with the SEC, and are hereby incorporated by reference from Small business issuer’s 1999 Definitive Proxy Statement. The exhibits which are marked with a quadruple asterisk (****) were previously filed with the SEC, and are hereby incorporated by reference from Small business issuer’s 2001 Definitive Proxy Statement. The exhibits which are marked with a quintuple asterisk (*****) were previously filed with the SEC, and are hereby incorporated by reference from Small business issuer’s 1999 Form 10-KSB. The exhibits which are marked with a sextuple asterisk (******) were previously filed with the SEC and are hereby incorporated by reference from the Small business issuer’s 2003 Form 10-KSB. The exhibit numbers correspond to the exhibit numbers in the referenced documents.

Exhibit No.	Description of Exhibit
* 3.1	1996 Amended Articles of Incorporation and the 1995 Amended and Restated Articles of Incorporation of Federal Trust

* 3.2	1995 Amended and Restated Bylaws of Federal Trust

** 3.3	1998 Articles of Amendment to Articles of Incorporation of Federal Trust

*** 3.4	1999 Articles of Amendment to Articles of Incorporation of Federal Trust

* 4.0	Specimen of Common Stock Certificate

****10.1	Amended Employment Agreement By and Among Federal Trust, the Bank and James V. Suskiewich

****10.2	First Amendment to the Amended Employment Agreement By and Among Federal Trust, the Bank and James V. Suskiewich

****** 10.3	Employee Severance Agreement with Stephen C. Green

***** 10.4	Amendment to Federal Trust 1998 Key Employee Stock Compensation Program

***** 10.5	Amendment to Federal Trust 1998 Directors’ Stock Option Plan

****** 10.6	Employee Severance Agreement with Gregory E. Smith

******10.7	Employee Severance Agreement with Daniel C. Roberts

******10.8	Employee Severance Agreement with Jennifer B. Brodnax

******14.1	Code of Ethical Conduct

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a)

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

FEDERAL TRUST CORPORATION AND SUBSIDIARY

PART II. OTHER INFORMATION, CONTINUED

Item 6. Exhibits and Reports on Form 8-K, Continued

(b)	Reports on Form 8-K. The following reports on Form 8-K were filed during the three months ended September 30, 2004:

On July 9, 2004, the Company filed a Form 8-K announcing the Company’s $9 million public common stock offering.

On July 20, 2004, the Company filed a Form 8-K announcing the Company’s financial results for the second quarter of 2004 and total assets surpassed $500 million.

On July 23, 2004, the Company filed a Form 8-K announcing the Company declared a quarterly cash dividend.

On August 10, 2004, the Company filed a Form 8-K announcing the Company completed a $10.5 million public common stock offering.

FEDERAL TRUST CORPORATION AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Small business issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDERAL TRUST CORPORATION
(Small business issuer)

Date: November 12, 2004	By:	/s/ James V. Suskiewich
James V. Suskiewich
President and Chief Executive Officer

Date: November 12, 2004	By:	/s/ Gregory E. Smith
Gregory E. Smith
Executive Vice President and Chief Financial Officer