Form 10KSB
period 2004-12-31
FEDERAL TRUST CORP
filed 2005-03-30
CIK 842640

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004	Commission File Number 33-27139

FEDERAL TRUST CORPORATION

(Exact name of registrant as specified in its charter)

Florida	59-2935028
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

312 West 1st Street Sanford, Florida	32771
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (407) 323-1833

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Revenues for the fiscal year ended December 31, 2004: $27,000,000

The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant (7,276,618 shares) on March 22, 2005, was approximately $74,585,335. The average bid and ask price of Registrant’s common stock on March 22, 2005 was $10.25 per share. For the purposes of this response, directors, officers and holders of 5% or more of the Registrant’s common stock are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant’s common stock, as of March 11, 2005 was 8,073,563 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

1.	Portions of the Proxy Statement for the 2004 Annual Meeting of Shareholders filed electronically with the Securities and Exchange Commission on or about April 10, 2005. (Part III)

Federal Trust Corporation and Subsidiary (“Registrant”).

(1)	The material required by Items 9 through 11 and item 14 is hereby incorporated by reference from Registrant’s definitive Proxy Statement, pursuant to Instruction E 3 of Form 10-KSB.

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

Federal Trust is a legal entity separate from the Bank. Federal Trust’s executive offices are located at 312 West 1st Street, Sanford, Florida 32771, and its telephone number is (407) 323-1833. The principal source of Federal Trust’s revenues, on an unconsolidated basis, is earnings of the Bank. Various regulatory restrictions and tax considerations limit, directly or indirectly, the amount of dividends the Bank can pay to Federal Trust. In addition, federal law restricts the Bank in the making of investments in or loans to Federal Trust or its affiliates. See “Regulation and Supervision.”

Subsidiaries

Federal Trust Bank is chartered as a Federal-stock savings bank and is primarily engaged in the business of obtaining funds in the form of deposits and Federal Home Loan Bank (“FHLB”) advances and investing such funds in permanent loans on residential and commercial real estate, in various types of commercial, construction and consumer loans and in investment securities.

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

Federal Trust Statutory Trust I (the “Statutory Trust I”) - was formed in September 2003, for the sole purpose of issuing $5,000,000 of trust preferred securities. In accordance with Financial Accounting Standards Interpretation No. 46 “Consolidation of Variable Interest Entities” (as revised December 2003), Federal Trust accounts for the Statutory Trust under the equity method of accounting.

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

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to; (1) the length of time and the extent to which fair value has been less than cost; (2) the financial condition and near-term prospects of the issuer; and (3) our intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

During 2004, we recorded an other-than-temporary impairment write-down of approximately $1,055,000. The charge related to our $9.5 million investment in Freddie Mac and Fannie Mae adjustable rate preferred stock, which is included in our investment securities, available for sale portfolio. These investment grade securities declined in value in 2004 due to the recent events at Freddie Mac and Fannie Mae, coupled with the record low interest rates which caused the dividend payment rate to decline from the original rates at the time of issuance. While we believe that the value of these investments will recover in the future as the dividend rates adjust, we are unable to determine at this time when and how much the prices will recover.

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

Based on the procedures discussed above, management believes that the allowance for loan losses is adequate to absorb estimated loan losses associated with the loan portfolio at December 31, 2004. Actual results could differ from these estimates. However, since the allowance is affected by management’s judgment and uncertainties, there is the likelihood that materially different amounts would be reported under different conditions or assumptions. To the extent that the economy, collateral values, reserve factors, or the nature and volume of problem loans change, we may need to adjust the provision for loan losses. Material additions to our provision for loan losses would result in a decrease in net earnings and capital.

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

Strategy

Our operating strategy has been and continues to be focused on building a strong community bank branch network serving Central Florida through the origination and bulk purchase of residential mortgage loans, and expansion of a commercial loan portfolio. Residential loans are typically secured by a first mortgage on a dwelling and commercial loans are secured by real estate and, where appropriate, the working assets of the borrower (such as accounts receivable, inventory, and equipment). To a lesser extent, we provide loans to consumers secured by the equity in their homes.

Our lending activities are funded through core deposit generation fostered by branch expansion, borrowings from the Federal Home Loan Bank, and in the secondary markets when rates are favorable. To the extent possible, we attempt to control interest rates paid on deposits; however, outside factors such as economic, environmental, competitive and liquidity needs will have an effect on the cost of deposits. Our principal sources of earnings are interest on loans, securities, and overnight deposits, fees on checking and loan accounts and sales of loans and investments held for sale. Our principal expenses are interest paid on deposits and other borrowings and operating expenses.

Market Area and Competition

We have six full-service branch offices located in: in Sanford, Winter Park, New Smyrna Beach, Casselberry, Deltona and Orange City Florida. Sanford, which is located approximately 20 miles northeast of downtown Orlando, is the second largest city in Seminole County and is the county seat. Winter Park is located 13 miles southeast of Sanford and approximately 7 miles northeast of downtown Orlando, in the heart of the greater metropolitan Orlando area which encompasses Orange, Seminole, Lake, and Osceola Counties in Central Florida. The total population of the four County area is estimated at $1.7 million, with the majority in Orange and Seminole Counties. The New Smyrna Beach is located in the of Volusia County on the Atlantic Ocean approximately 33 miles northeast of our Sanford office and 15 miles south of Daytona Beach, Florida. Casselberry is located in Seminole County between our Sanford and Winter Park Offices. Deltona and Orange City are both located in the Western part of Volusia County along the Interstate 4 corridor between Orlando and Daytona Beach. Our administrative and operation offices are housed in Sanford.

Our primary market area is Orange, Seminole and Volusia Counties, and to a lesser extent Lake and Osceola Counties. Although best known as a tourist destination, with over 20 million visitors a year, the Central Florida area has become a center for industries such as aerospace and defense, electro-optics and lasers, computer simulated training, computer networking and data management. In addition, motion picture production, professional and amateur sports, and distribution makes the local economy more diverse each year. Many companies, including some in the Fortune 500, have chosen the greater Orlando area as a base for corporate, regional, and divisional headquarters. The area is also home to the University of Central Florida with an enrollment of 44,000, one of the fastest growing schools in the state university system, as well as Valencia Community College and Seminole Community College whose combined enrollment exceeds 85,000. Winter Park is home to Rollins College, the oldest college in Florida founded in 1885. In addition, Stetson University, Florida’s first private university is located in Volusia County.

We experience substantial competition in attracting and retaining deposits and in lending funds. The primary factors in competing for deposits are customer service, branch locations and interest rates. Direct competition for deposits comes from other savings institutions, commercial banks and nontraditional financial service providers, including insurance companies, consumer finance companies, brokerage houses and credit unions. Additional significant competition for deposits comes from corporate and government securities and money market funds. The primary factors in competing for loans are loan structure, interest rates and loan origination points. Competition for origination of real estate loans normally comes from other savings institutions, commercial banks, mortgage bankers, insurance companies and real estate investment trusts.

Consolidation within the banking industry, and in particular within Florida, has been dramatic over the past eight years. As of September 30, 2002, the four largest banking institutions in the state controlled approximately 52% of the bank deposits. In 1994, the four largest controlled less than 29% of the deposits. In the past two years, the three largest financial institutions headquartered in Central Florida have been acquired by larger institutions headquartered outside of the state. As a result, Federal Trust is now the largest independent financial institution with headquarters and all of our branch locations in the Central Florida market place.

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

Lending Activities

General. Our residential lending includes the origination and purchase of mortgage loans for purchasing or constructing residential real property, primarily secured by first liens on such property. These loans are typically conventional loans which are not insured by the Federal Housing Agency (FHA) or partially secured by the Veterans Administration (VA). Loans with fixed rates beyond five years are generally sold into the secondary market. Loans with fixed rates of five years or less are considered for portfolio. Interest rates for construction loans are tied to the prime rate and float daily during the construction period and are fixed upon completion. To a lesser extent, we also make home equity loans which generally float daily with the prime rate. Other consumer related loans are savings loans secured by certificates of deposit at an interest rate above the rate paid on the certificate.

As part of our strategy, we have emphasized commercial lending during the past three years. Commercial loans are comprised of loans to small businesses secured by real estate used in the enterprise and, where appropriate, the working assets of the business. We also make commercial real estate loans for the acquisition and development of undeveloped land, and income producing properties. Commercial loans are priced on a floating prime rate basis and fixed at repricing intervals not to exceed five years. As a matter of policy, commercial loans are guaranteed by the borrowers’ principals.

Credit Risk. Since our primary business is the origination and acquisition of loans, that activity entails potential credit losses, the magnitude of which depends on a variety of economic factors affecting borrowers which are beyond the control of the Bank. While guidelines have been instituted and credit review procedures have been put into place to protect us from credit losses, some losses may inevitably occur.

Loan Portfolio Composition. Our net loan portfolio, which is total loans plus premiums paid for loans purchased less loans in process, deferred loan origination fees and costs and allowance for loan losses, totaled $521.3 million at December 31, 2004, representing 86% of total assets at such date. At December 31, 2003, our net loan portfolio was $398.4 million or 85% of total assets.

Residential mortgage loans, not including construction loans, still comprise the largest group of loans in our loan portfolio, amounting to $374.6 million or 70.8% of the total loan portfolio at December 31, 2004, compared to $302.1 million or 75.4% of the total loan portfolio at December 31, 2003. We offer adjustable rate mortgage (‘ARM’) loans with maturities up to 30 years. As of December 31, 2004, approximately 95.5% of these loans were ARM loans and 4.5% of these loans were fixed-rate. Fixed-rate loans are generally underwritten to secondary market standards to insure liquidity and interest rate risk protection. Residential lot loans amounted to $41.4 million or 7.8% of total loans at December 31, 2004. These loans are secured by developed lots ready for construction of single-family homes. Residential construction loans amounted to $5.4 million or 1.0% of total loans. These loans are generally on property throughout Central Florida and are underwritten directly to the individual or family for their primary residence or second home.

Commercial real estate secured loans amounted to $56.3 million or 10.6% of the total loan portfolio at December 31, 2004. This portfolio includes loans to businesses to finance their office, manufacturing or retail facilities. Commercial land, development and construction loans amounted to $38.1 million or 7.2% or total loans. The land loans are generally larger parcels of property held for investment. The development and construction loans include loans for the acquisition and development of both residential and commercial projects. The construction loans are made directly to the builders of single and multi-family homes for pre-sold or speculative units. We also finance the construction of commercial facilities, generally for the owner/operator.

Commercial loans at December 31, 2004, were $13.3 million or 2.5% of total loans. These loans are generally secured by the assets of the borrower including accounts receivable, inventory and fixed assets, including company owned real estate and are usually also guaranteed by the owners.

Consumer loans, consisting of installment loans and savings account loans at December 31, 2004, were $657,000 or 0.1% of the total loan portfolio.

The following table sets forth information on our loan portfolio by type.

	At December 31,
	2004		2003		2002		2001		2000
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	($ in thousands)
Residential Lending:
Mortgages	$374,581	70.8%	$302,083	75.4%	$246,234	79.2%	$203,729	74.2%	$164,387	70.3%
Lot Loans	41,369	7.8	20,816	5.2	8,742	2.8	5,534	2.0	2,846	1.2
Construction	5,405	1.0	780	0.2	1,822	0.6	8,760	3.2	11,405	4.9

Total Residential lending	421,355	79.6	323,679	80.8	256,799	82.6	218,023	79.4	178,638	76.4

Commercial Lending:
Real Estate Secured	56,267	10.6%	47,918	12.0%	32,061	10.3%	26,782	9.9	23,868	10.3
Land, Development and Construction	38,091	7.2	16,524	4.1	14,598	4.7	23,451	8.5	25,238	10.8

Commercial loans	13,257	2.5	11,639	2.9	6,568	2.1	3,078	1.1	1,505	0.6

Total Commercial lending	107,615	20.3	76,081	19.0	53,227	17.1	53,311	19.5	50,611	21.7
Consumer Loans	657	0.1	864	0.2	969	0.3	3,111	1.1	4,436	1.9

Total loans	529,627	100.0%	400,624	100.0%	310,995	100.0%	274,445	100.0%	233,685	100.0%

Add (deduct):
Allowance for loan losses	(3,835)		(2,779)		(2,110)		(1,765)		(1,634)
Net premiums, discounts, deferred fees and costs	3,524		3,346		2,902		2,320		1,729
Loans in process	(7,985)		(2,790)		(3,189)		(10,813)		(10,885)

Net loans	$521,331		$398,401		$308,598		$264,187		$222,895

Contractual Repayments. Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of loans is substantially less than their average contractual terms because of prepayments. In addition, due-on-sale clauses on loans generally give us the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decreases when rates on existing mortgages are substantially higher than current mortgage loan rates. Residential lot loans generally mature in five years and are typically repaid or convert to a construction loan when the owner begins construction of the residence. Construction loans generally mature in one year or less.

The following table shows the contractual maturities of the Bank’s loan portfolio at December 31, 2004. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. The table does not include prepayments or scheduled principal repayments.

	Residential	Commercial	Consumer	Total Loans
	(in thousands)
Amounts due:
Within 1 year	$4,393	$39,098	$171	$43,662

1 to 3 years	12,519	28,443	365	41,327
3 to 5 years	28,029	28,987	46	57,062
5 to 10 years	8,942	4,671	75	13,688
10 to 20 years	21,234	4,168	0	25,402
Over 20 years	346,238	2,248	0	348,486

Total due after 1 year	416,962	68,517	486	485,965

Total amounts due	$421,355	$107,615	$657	$529,627

Loans Due After December 31, 2005. The following table sets forth at December 31, 2004, the dollar amount of all loans due after December 31, 2005, classified according to whether such loans have fixed or adjustable interest rates.

	Due after December 31, 2005
	Fixed	Adjustable	Total
	(In thousands)
Residential lending	$17,257	$399,705	$416,962
Commercial lending	25,768	42,749	68,517
Consumer loans	166	320	486

Total	$43,191	$442,774	$485,965

Purchase, Origination, and Sale of Loans. Florida has historically experienced a rate of population growth in excess of national averages. However, the real estate development and construction industries in Florida have been sensitive to cyclical changes in economic conditions and the demand for and supply of residential units. In 2004, the demand for real estate mortgage loans remained strong, but could be affected as interest rates continue to rise.

Our loan portfolio consists of purchased and originated loans. When loans are acquired in the secondary market, we generally purchase loan packages of $2 million to $25 million of single-family residential mortgages, comprised of new and seasoned ARM loans. While we prefer to purchase loan packages comprised of Florida real estate, because of pricing and the limited number of Florida loan packages that are available, we also purchase packages of loans outside of Florida. The loan packages undergo an individual loan underwriting review prior to closing.

Loans that we originate are generally on real estate located in our primary lending area of Central Florida. Sources for residential mortgage loan originations include direct solicitation by employed loan originators, depositors, other existing customers, advertising and referrals from real estate brokers, mortgage brokers and developers. Our residential mortgage loans are originated in accordance with written underwriting standards approved by the Board of Directors. Most fixed rate loan originations are eligible for sale to Fannie Mae and other investors in the secondary market. In addition, if the size of a particular loan request exceeds our legal or internal lending limit, we may seek to sell a participation in that loan to a correspondent bank. From time to time, we also purchase participations from our correspondents.

Consumer loan originations are attributable largely to depositors and walk-in customers and referrals, while commercial and commercial real estate loan originations are primarily attributable to Bank loan officers and referrals. All loan applications are evaluated by staff at the administrative and operations office in Sanford to ensure compliance with our underwriting standards. See “Lending Activities - Loan Portfolio Composition - Loan Underwriting Policies.”

The following table sets forth the amount of loans originated, purchased, sold and repaid during the periods indicated (in thousands).

	For the Year Ended December 31,
	2004	2003	2002	2001	2000
Originations:
Mortgage loans:
Loans on existing property	$62,999	$44,416	$97,263	$67,728	$66,693
Land, Development and Construction loans	66,719	20,681	27,674	67,678	44,495

Total mortgage loans	129,718	65,097	124,937	135,406	111,188

Commercial loans	7,337	12,373	15,187	5,751	1,734
Consumer loans	635	701	529	2,469	2,161

Total loans originated	137,690	78,171	140,653	143,626	115,083

Purchases	178,482	176,828	97,897	53,933	29,802

Total loans originated and purchased	$316,172	$254,999	$238,550	$197,559	$144,885

Sales and principal repayments:
Loans sold	(28,632)	(39,560)	(28,072)	(33,764)	(24,598)
Principal repayments	(158,537)	(125,810)	(173,928)	(123,035)	(82,914)

Total loans sold and principal repayments	$(187,169)	$(165,370)	$(202,000)	$(156,799)	$(107,512)

Increase in total loans (before net items)	$129,003	$89,629	$36,550	$40,760	$37,373

Loan Underwriting. Our lending activities are subject to strict underwriting standards and loan origination procedures prescribed by our Board of Directors and management. Loan applications are obtained to determine the borrower’s ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. Our lending policy for real estate loans generally requires that collateral be appraised by an independent, outside appraiser approved by the Board of Directors.

Loans are approved at various management levels up to and including the Loan Committee of the Board of Directors. Loan approvals are made in accordance with a AChart of Delegated Authority@ approved by our Board of Directors. Generally, loans less than $300,000 are approved by authorized officers and underwriters. Loans in excess of $300,000 to $2,000,000 require the concurrence of three or more authorized officers. Loans greater than $2,000,000 require approval of the Board of Directors’ Loan Committee. For loan approvals, the aggregate loans to the borrower and their related interest are used for determination of the appropriate lending authority required for any new loans or renewals.

To ensure that underwriting standards and loan policies are being followed, an internal loan review process has been put in place. Additionally, our external auditor and the OTS perform independent testing of the Bank’s underwriting and credit quality.

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

The maximum amount that could have been loaned by the Bank to one borrower and the borrower’s related entities at December 31, 2004, was approximately $6.3 million. We have no loans in our portfolio that exceed our loans to one borrower limit.

Consumer loans are considered to be loans to natural persons for personal, family or household purposes, and these loans may be unsecured, secured by personal property or secured by liens on real estate which, when aggregated with prior liens, equals or exceeds the appraised value of the collateral property.

Federal savings and loan association regulations permit the Bank to invest in loans secured by non-residential or commercial real estate up to four times our regulatory capital. At December 31, 2004, this limit allowed us to invest in non-residential or commercial real estate loans in an aggregate amount up to $167.4 million. At such date, we had $56.3 million in loans secured by non-residential or commercial real estate.

The risk of non-payment of loans is inherent in all loans. However, we carefully evaluate all loan applicants and attempt to minimize our credit risk exposure by use of thorough loan application and approval procedures that we have established for each category of loan. In determining whether to make a loan, we consider the borrower’s credit history, analyze the borrower’s income and ability to service the loan, and evaluate the need for collateral to secure recovery in the event of default. An allowance for loan losses is maintained based upon assumptions and judgments regarding the ultimate collectability of loans in our portfolio and a percentage of the outstanding balances of specific loans when their ultimate collectability is considered questionable.

Income from Lending Activities/Loan Servicing. Fees are earned in connection with loan commitments and originations, loan modifications, late payments, assumptions related to changes of property ownership and for miscellaneous services related to loans. We also receive fees for servicing loans owned by others. At December 31, 2004, we were servicing $80.8 million in loans for other institutions, which produces servicing income, net of amortization of mortgage servicing rights. Income from these activities varies from period to period with the volume and type of loans originated, sold and purchased, which in turn is dependent upon prevailing mortgage interest rates and their effect on the demand for loans in our market area. During 2002, we made a strategic decision to have a third party begin servicing our residential mortgage loans on behalf of the Company. This third party charges standard servicing and administration fees for these services.

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

Non-performing Loans and Foreclosed Assets. When a borrower fails to make a required payment on a loan, we attempt to collect the payment by contacting the borrower. If a payment on a loan has not been received by the end of a grace period, notices are sent at that time, with follow-up contacts made thereafter. In most cases, the delinquencies are cured promptly. If the delinquency exceeds 90 days and is not cured through normal collection procedures, more formal measures are instituted to remedy the default, including the commencement of foreclosure proceedings.

If foreclosure is affected, the property is sold at a public auction in which we typically participate as a bidder. If we are the successful bidder, the acquired real estate property is then included in our “foreclosed assets” account until it is sold. Under federal regulations, we are permitted to finance sales of foreclosed assets by “loans to facilitate@, which may involve more favorable interest rates and terms than generally would be granted under our underwriting guidelines. At December 31, 2004, we had no loans to facilitate the sale of foreclosed assets.

Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued, but unpaid interest is deducted from interest income. Our policy is to not accrue interest on loans past due 90 days or more.

Assets acquired as a result of foreclosure or by deed-in-lieu of foreclosure are classified as foreclosed assets until they are sold. When assets are acquired, they are recorded at the lower of cost or fair value less estimated selling costs at the date of acquisition and any write-down resulting therefrom, is charged to the allowance for loan losses.

The following table sets forth certain information regarding our non-accrual loans and foreclosed assets, the ratio of such loans and foreclosed assets to total assets as of the date indicated, and certain other related information.

	At December 31,
	2004	2003	2002	2001	2000
	($ in thousands)
Non-accrual loans:
Mortgage:
Construction	$5	$229	$293	$418	$248
Residential	1,862	6,167	5,221	2,629	1,999
Commercial	—	—	—	481	773

Total mortgage	1,867	6,396	5,514	3,528	3,020

Commercial loans	720	—	—	39	—
Consumer loans	13	—	65	22	23

Total non-accrual	$2,600	$6,396	$5,579	$3,589	$3,043

Total non-accrual loans to total loans	0.5%	1.6%	1.8%	1.3%	1.4%

Total non-accrual loans to total assets	0.4%	1.4%	1.5%	1.2%	1.2%

Total allowance for loss to total non-accrual loans	147.5%	43.4%	37.8%	49.2%	53.7%

Total foreclosed assets	$326	$1,007	$858	$714	$431

Total non-accrual loans and foreclosed assets to total assets	0.5%	1.6%	1.7%	1.4%	1.4%

At December 31, 2004, the Bank had no accruing loans which were contractually past due 90 days or more as to principal and interest and no troubled debt restructurings as defined by Statement of Financial Accounting Standards No. 15. Nonaccrual loans for which interest has been reduced totaled approximately $2.6 million and $6.4 million at December 31, 2004 and 2003, respectively. For the year ended December 31, 2004, interest income that would have been recorded under the original terms of non-accrual loans and interest income actually recognized is summarized below (in thousands):

Interest income that would have been recorded	$210
Interest income recognized	(122)

Interest income foregone	$88

Classified Assets – Potential Problem Loans. Federal regulations and the Bank’s policies require the classification of loans and other assets, such as debt and equity securities, considered to be of lesser quality as “substandard”, “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. In addition, the Bank’s policies require that assets which do not currently expose the insured institution to sufficient risk to warrant classification as substandard but possess other weaknesses are designated “special mention” by management.

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

No assets were classified “doubtful” or “loss” at December 31, 2004. There were 7 loans for a total of $3.5 million that were graded special mention and 45 loans for $3.0 million classified substandard at December 31, 2004.

Provisions for Loan Losses

A provision for loan losses is generally charged to earnings based upon management’s evaluation of the inherent losses in our loan portfolio. During 2004, our gross loans increased by $129.0 million and management charged $1,180,000 to our provision for loan losses. Also during 2004, we recognized $154,000 in charge-offs against our allowance, but collected $30,000 in recoveries from prior charge-offs.

While we believe that our allowance for loan losses is adequate as of December 31, 2004, the provisions are based on the current and anticipated future operating conditions, thereby causing these estimates to be susceptible to changes that could result in a material adjustment to results of operations in the near term. The amount needed in the allowance for loan losses is based on the particular circumstances of the individual non-performing loans, including the type, amount, and value of the collateral, if any. In addition, the overall composition and amount of the performing loans in the portfolio at the time of evaluation is considered to determine the adequacy of the allowance, and, as a result, will vary over time. Although more emphasis is being placed on originating new commercial real estate, land and development loans, the composition of our loan portfolio continues to be concentrated primarily on residential mortgage loans, which tend to have a lower risk of loss. Loan repayments are dependent on loan underwriting and also on economic, operating and other conditions that may be beyond our control. Therefore, actual losses in future periods could differ materially from amounts provided in the current period and could result in a material adjustment to operations.

In addition to the continuing internal assessment of the loan portfolio, our loan portfolio is also subject to examination by the Company’s primary regulator, the OTS, which will periodically review the loan portfolio and access the adequacy of the allowance for loan losses.

Allowance for Loan Losses

A number of factors are considered when establishing our allowance for loan losses. For loan loss purposes, the loan portfolio is segregated into the following broad segments: residential real estate loans to United States citizens; residential real estate loans to foreign borrowers; commercial real estate loans; land, development and construction loans; commercial business loans and other loans. A general allowance for losses is then provided for each of the aforementioned categories, which consists of two components. General loss percentages are calculated based upon historical analyses. A supplemental portion of the allowance is calculated for inherent losses which probably exist as of the evaluation date even though they might not have been identified by the more objective processes used for the portion of the allowance described above. This is due to the risk of error and/or inherent imprecision in the process. This portion of the allowance is particularly subjective and requires judgments based on qualitative factors which do not lend themselves to exact mathematical calculations such as; trends in delinquencies and nonaccruals; migration trends in the portfolio; trends in volume, terms, and portfolio mix; new credit products and/or changes in the geographic distribution of those products; changes in lending policies and procedures; loan review reports on the efficacy of the risk identification process; changes in the outlook for local, regional and national economic conditions; concentrations of credit; and peer group comparisons.

Specific allowances are provided in the event that the specific collateral analysis on each classified loan indicates that the probable loss upon liquidation of collateral would be in excess of the general percentage allocation. The provision for loan losses is debited or credited in order to bring the allowance for loan losses to the required level as determined above.

The allowance for loan losses at December 31, 2004, was $3.8 million, or 147.5% of non-performing loans and .74% of total loans net of loans in process (“LIP”) compared to $2.8 million, or 43.4% of non-performing loans and .70% of total loans net of LIP at December 31, 2003. The allowance at December 31, 2004, consisted of reserves for the performing loans in the portfolio and reserves against certain loans based on management’s evaluation of these loans. As the amount of commercial loans in the portfolio increases, the allowance will be adjusted accordingly.

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

	At December 31,
	2004	2003	2002	2001	2000
Average loans outstanding, net of LIP	$447,773	$366,488	$279,934	$245,069	$214,755

Allowance at beginning of year	2,779	2,110	1,765	1,634	1,438

Charge-offs:
Residential real estate loans	(106)	(30)	(173)	(211)	(150)
Construction loans	—	—	(10)	(27)	—
Commercial real estate loans	—	—	—	—	—
Commercial loans	(48)	—	(39)	(187)	—
Consumer loans	—	(1)	(36)	—	—

Total loans charged-off	(154)	(31)	(258)	(425)	(150)

Recoveries	30	50	158	16	17

Net recoveries (charge-offs)	(124)	19	(100)	(409)	(133)
Provision for loan losses	1,180	650	445	540	329

Allowance at end of year	$3,835	$2,779	$2,110	$1,765	$1,634

Ratio of net (recoveries) charge-offs to average loans outstanding	.03%	(.01)%	.04%	.17%	.06%

Ratio of allowance to period-end total loans, net of LIP	.74%	.70%	.69%	.67%	.73%

Period-end total loans, net of LIP	$521,642	$397,834	$307,806	$263,632	$222,800

The following table represents information regarding our total allowance for loan losses, as well as the allocation of such amounts to the various categories of loans ($ in thousands).

	At December 31,
	2004		2003		2002		2001		2000
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
Residential lending	$2,488	79.6%	$1,886	80.8%	$1,409	82.6%	$1,097	79.4%	$723	76.4%
Commercial lending	1,055	20.3	825	19.0	566	17.1	456	19.5	750	21.7
Consumer loans	292.1		68.2		135.3		212	1.1	161	1.9

Total allowance for loan losses	$3,835	100.0%	$2,779	100.0%	$2,110	100.0%	$1,765	100.0%	$1,634	100.0%

Investment Activities

Mortgage-Backed Securities. We purchase mortgage-backed securities and other collateralized mortgage obligations, which are guaranteed as to principal and interest by FNMA and FHLMC, agencies of the Federal government. We also purchased mortgage-backed securities issued by entities that are not Federal Government agencies. The securities are permissible investments for a savings institution and were acquired primarily for their liquidity, yield, and credit characteristics. Such securities may be used as collateral for borrowings. The mortgage-backed securities that were purchased are backed by either fixed-rate or adjustable-rate mortgage loans. At December 31, 2004, these securities totaled $24.2 million.

Other Investments. As a condition of our membership in the Federal Home Loan Bank of Atlanta we are required to own FHLB stock. The other investments in the portfolio, with the exception of the corporate equity securities, are eligible for inclusion in our liquidity base when calculating our regulatory liquidity requirement. We also purchase municipal bonds and corporate equity and debt securities. At December 31, 2004, we did not have any securities pledged to the FHLB as collateral under its short-term credit agreement.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to: (1) the length of time and the extent to which fair value has been less than cost; (2) the financial condition and near-term prospects of the issuer; and (3) our intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

During 2004, we recorded an other-than-temporary impairment write-down of approximately $1,055,000. The charge related to our $9.5 million investment in Freddie Mac and Fannie Mae adjustable rate preferred stock, which is included in the corporate equity amount in the following tables. These investment grade securities declined in value in 2004 due to the recent events at Freddie Mac and Fannie Mae, coupled with the record low interest rates which caused the dividend payment rate to decline from the original rates at the time of issuance. While we believe that the value of these investments will recover in the future as the dividend rates adjust, we are unable to determine at this time when and how much the prices will recover.

The following table sets forth the carrying values of our total investments and liquidity as of the dates indicated (in thousands).

	At December 31,
	2004	2003	2002
Short-term investments:
Interest-earning deposits	$3,836	$666	$14,515

Debt securities:
Government agency	2,977	1,963	—
Municipal bonds	1,056	5,988	205
Corporate debt	3,915	—	2,164

Mortgage-backed securities	24,152	15,755	11,725

Equity securities:
FHLB stock	7,385	5,660	2,860
Corporate equity	9,072	9,909	7,426

Total investment portfolio	$52,393	$39,941	$38,895

The following table sets forth the remaining maturity and weighted-average yields as of December 31, 2004 and 2003:

	Less than One Year		Five Through Ten Years		More than Ten Years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield

	($ in thousands)
At December 31, 2004:
Interest-earning deposits	$3,836	2.10%		$—%	$—	—%	$3,836	2.10%
FHLB stock	7,385	3.75		—	—		7,385	3.75
Government agency securities	—		992	5.14	1,985	6.58	2,977	5.68
Municipal bonds	—			—	1,056	6.58	1,056	6.58
Corporate debt			3,915				3,915	3.95

Mortgage-backed securities							24,152	4.09
Corporate equity securities							9,072	5.41

	$11,221	3.19%	$4,907	4.19%	$3,041	6.58%	$52,393	4.26%

At December 31, 2003:
Interest-earning deposits	$666	1.00%	$—	—%	$—	—%	$666	1.00%
FHLB stock	5,660	3.50	—	—	—	—	5,660	3.50
Government agency securities	—	—	1,963	2.81	—	—	1,963	2.81
Municipal bonds	—	—	—	—	5,988	4.92	5,988	4.92

Mortgage-backed securities							15,755	4.57
Corporate equity securities							9,909	4.91

	$6,326	3.24%	$1,963	2.81%	$5,988	4.92%	$39,941	4.40%

Impact of Interest Rates on the Investment Portfolio. From 2001 through the first half of 2004, both long and short-term interest rates moved and stayed low as a result of Federal Reserve action, the weak global economy, terrorist activities and the overseas military actions. As interest rates fell, all financial institutions experienced a dramatic increase in residential loan refinancing activity coupled with a general slowdown in commercial loan originations. During this period, we also experienced a similar increase in prepayments in our mortgage-backed securities portfolio. To replenish our investment portfolio, we purchased other mortgage-backed investments which had lower yields than the previous issues.

In the second half of 2004, the Federal Reserve began increasing short-term interest rates, while longer term rates held steady or declined. During that time, the market value of our investment portfolio was relatively stable, except for the agency adjustable rate preferred stock mentioned above. At December 31, 2004, after recording the $1.1 million other-than-temporary impairment write-down, the Company had a net unrealized pretax gain of $33,000 in the investment portfolio, as compared to unrealized pretax losses of $511,000 at December 31, 2003.

Sources of Funds

General. Deposits are our primary source of funds for use in lending, investments and for other general business purposes. In addition to deposits, funds are obtained from normal loan amortization and prepayments, and from operations. Contractual loan payments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general market interest rates and economic conditions. Borrowings are also used on a short term basis to compensate for seasonal or other reductions in normal sources of funds. FHLB borrowings are also be used on a longer term basis to support expanded lending or investment activities. Borrowings by Federal Trust can also be used by the Bank as an additional source of capital for the Bank. At December 31, 2004, Federal Trust had approximately $2.5 million in borrowings which was used as capital for the Bank.

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

	At December 31,
	2004		2003		2002
	Amount	Percent of Deposits	Amount	Percent of Deposits	Amount	Percent of Deposits
Noninterest-bearing checking accounts	$21,305	5.3%	$6,352	2.0%	$6,112	2.2%
Interest-bearing checking accounts	48,792	12.1	15,566	4.9	12,094	4.3
Money-market accounts	76,236	18.9	76,047	24.2	68,893	24.7
Savings accounts	6,237	1.5	8,714	2.8	9,319	3.4

Subtotal	152,570	37.8	106,679	33.9	96,418	34.6

Time deposits:
Less than 1.00%	—	—	236	0.1	—	—
1.00% to 1.99%	52,463	13.0	95,193	30.3	25,963	9.3
2.00% to 2.99%	161,975	40.1	84,104	26.7	54,144	19.4
3.00% to 3.99%	29,041	7.2	14,588	4.6	52,840	19.0
4.00% to 4.99%	5,945	1.5	9,174	2.9	29,319	10.5
5.00% to 5.99%	930.2		2,915	0.9	16,892	6.1
6.00% to 6.99%	677.1		1,234	0.4	2,355	0.9
7.00% to 7.99%	515.1		507	0.2	600	0.2

Total time deposits	251,546	62.2	207,951	66.1	182,113	65.4

Total deposits	$404,116	100.0%	$314,630	100.0%	$278,531	100.0%

The following table shows the average amount of and the average rate paid on each of the following categories during the periods indicated ($ in thousands).

	Year Ended December 31,
	2004		2003		2002
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing checking accounts	$10,076	—%	$7,102	—%	$5,837	—%
Money market and interest-bearing checking accounts	109,654	1.84	92,525	1.91	56,066	2.87
Savings	7,520	1.46	9,446	1.73	7,621	1.82
Time deposits	228,876	2.37	188,975	2.73	176,721	3.83

Total deposits	$356,126	2.12%	$298,048	2.38%	$246,245	3.46%

The variety of deposit accounts that we offer has increased our ability to retain deposits and has allowed us to be competitive in obtaining new funds, although the threat of disintermediation (the flow of funds away from savings institutions into direct investment vehicles such as government and corporate securities) still exists. Our ability to attract and retain deposits and our cost of funds has been, and will continue to be, significantly affected by competition and market interest rates.

On a weekly basis, we review the rates offered by other deposit institutions in our market area and make adjustments to the rates we offer to meet our funding needs and to be competitive with the local market. Our deposits increased to $404.1 million at December 31, 2004, from $314.6 million at December 31, 2003.

The following table sets forth jumbo certificates of $100,000 and over at December 31, 2004, maturing as follows (in thousands):

Amount
Due three months or less	$24,544
Due over three months to six months	30,824
Due over six months to one year	56,130
Due over one year	40,692

$152,190

Federal Home Loan Bank Advances. The Bank has an agreement to obtain advances from the FHLB. Such advances may be made pursuant to several different credit programs. Each credit program has its own interest rate based on the range of maturities. The FHLB has limitations on the total amount and terms of advances available to the Bank based on, among other things, asset size, capital strength, earnings and the amount of collateral available to be pledged for such advances. Prepayment of FHLB advances would incur prepayment penalties. At December 31, 2004, we had $143.7 million in borrowings outstanding.

A summary of advances from the Federal Home Loan Bank of Atlanta are as follows ($ in thousands):

Maturing During the Year Ending December 31,	Interest Rate		At December 31,
			2004	2003	2002
2004	1.15	(1)	$—	$25,500	$—
2005	2.00		25,000	25,000	—
2005	2.44	(1)	15,000	—	—
2005	1.70		5,000	—	—
2005	1.56		5,000	—	—
2005	2.84		10,000	—	—
2006	1.24	(2)	—	5,000	—
2006	0.58	(1)(2)	—	5,000	—
2006	3.13		5,000	—	—
2007	5.22		2,200	2,200	2,200
2007	2.01	(5)	15,000	—	—
2007	1.26	(2)	—	5,000	5,000
2008	1.98	(2)	5,000	5,000	—
2008	1.12	(2)	—	5,000	—
2008	1.01	(2)	—	5,000	—
2009	2.05	(3)	5,000	—	—
2009	3.11	(4)	10,000	—	—
2011	3.73		—	25,000	25,000
2014	2.93	(6)	5,000	—	—
2014	3.03	(7)	11,500	—	—
2014	3.22	(8)	25,000	—	—

			$143,700	$107,700	$32,200

(1)	Daily advance – or adjustable rate.
(2)	FHLB has the option to call every three months.
(3)	FHLB has the option to call every three months beginning in February 2006.
(4)	FHLB has the option to call every three months beginning in July 2006.
(5)	FHLB has a one-time call option in June 2005.
(6)	FHLB has the option to call every three months beginning in December 2006.
(7)	FHLB has the option to call every three months beginning in September 2007.
(8)	FHLB has the option to call every three months beginning in December 2007.

The security agreement with FHLB includes a blanket floating lien requiring the Bank to maintain qualifying first mortgage loans, discounted at 75% of the unpaid principal balances, as pledged collateral in an amount equal to at least 100% of the total advances outstanding. The FHLB also requires the purchase of FHLB common stock in proportion to the amount of advances outstanding. The FHLB stock is also pledged as collateral for these advances.

The overnight, variable rate advances reprice daily and may be repaid at any time without penalty. Fixed rate advances incur a prepayment penalty if repaid prior to maturity, and the interest rate is fixed for the term of the advance.

Other Borrowings. In 2003 we had a line of credit agreement with a correspondent bank that enabled us to borrow up to $6,000,000. The line of credit bore interest at the prime lending rate plus 50 basis points and was secured by all the Bank’s common stock. Borrowings under the line of credit agreement were to mature five years after the date of the borrowing. At December 31, 2002, the outstanding balance under the line of credit agreement was approximately $915,000.

During 2003, Federal Trust entered into a new loan agreement with another correspondent bank. Under this agreement, we can borrow up to $6,000,000 under a revolving line of credit (“LOC”) for general operations and up to $2,000,000 on a separate nonrevolving line of credit (“ESOP LOC”) for common stock purchases relating to our Employee Stock Ownership Plan. Both lines are secured by all the Bank’s common stock and have interest rates of prime minus 12.5 basis points as long as we maintain certain loan-to-book value percentages. Proceeds from the LOC were used, in part, to pay off the old line of credit. The new loan agreement also has certain covenants that the Company is required to meet. In August 2004, the outstanding balance of the LOC was repaid from a portion of the proceeds of the secondary stock offering. The following summarizes the balances and other information pertaining to these loans at December 31, 2004 ($ in thousands):

	Outstanding Balance	Available Balance	Interest Rate	Interest Due	Principal Due
LOC	$—	$6,000	5.125%	Quarterly	Beginning in June 2005 – principal amortizes over 10 year schedule-due June 2015

ESOP LOC	885	1,115	5.125%	Quarterly	Annual principal repayments of 10% of outstanding balance increasing 5% per year, due in full in June 2009

Total	$885	$7,115

Total interest expense on other borrowings for the years ended December 31, 2004, 2003 and 2002, was approximately $124,000, $137,000 and $84,000, respectively.

Junior Subordinated Debentures. On September 17, 2003, the Statutory Trust I sold adjustable-rate Trust Preferred Securities due September 17, 2033 in the aggregate principal amount of $5,000,000 (the “Trust Preferred Securities”) in a pooled trust preferred securities offering. The interest rate on the Trust Preferred Securities adjusts quarterly, to a rate equal to the then current three-month London Interchange Bank Offering Rate (“LIBOR”), plus 295 basis points (5.45% at December 31, 2004). In addition, Federal Trust contributed capital of $155,000 to the Statutory Trust I for the purchase of the common securities of the Statutory Trust I. The proceeds from these sales were paid to Federal Trust in exchange for $5,155,000 of its adjustable-rate Junior Subordinated Debentures (the “Debentures”) due September 17, 2033. The Debentures have the same terms as the Trust Preferred Securities. The sole asset of the Statutory Trust I, the obligor on the Trust Preferred Securities, is the Debentures.

Federal Trust guaranteed the Statutory Trust I’s payment of distributions on, payments on any redemptions of, and any liquidation distribution with respect to, the Trust Preferred Securities. Cash distributions on both the Trust Preferred Securities and the Debentures are payable quarterly in arrears on March 17, June 17, September 17 and December 17 of each year.

The Trust Preferred Securities are subject to mandatory redemption: (i) in whole, but not in part, upon repayment of the Debentures at stated maturity or, at the option of Federal Trust, their earlier redemption in whole upon the occurrence of certain changes in the tax treatment or capital treatment of the Trust Preferred Securities, or a change in the law such that the Statutory Trust I would be considered an Investment Company; and (ii) in whole or in part at any time on or after September 17, 2008, contemporaneously with the optional redemption by Federal Trust of the Debentures in whole or in part. The Debentures are redeemable prior to maturity at the option of Federal Trust: (i) on or after September 17, 2008, in whole at any time or in part from time to time; or (ii) in whole, but not in part, at any time within 90 days following the occurrence and continuation of certain changes in the tax treatment or capital treatment of the Trust Preferred Securities, or a change in law such that the Statutory Trust I would be considered an Investment Company, required to be registered under the Investment Company Act of 1940.

The following table sets forth certain information relating to the Bank’s borrowings at the dates indicated:

	At or For the Year Ended December 31,
	2004	2003	2002
	($ in thousands)
FHLB advances:
Average balance outstanding	$118,729	$95,983	$48,214
Maximum amount outstanding at any month end during the year	$143,700	$123,200	$54,200
Balance outstanding at end of year	$143,700	$107,700	$54,200
Weighted average interest rate during the year	2.34%	2.44%	4.91%
Weighted average interest rate at end of year	2.73%	2.04%	3.05%

Other borrowings and junior subordinated debentures:
Average balance outstanding	$11,482	$7,091	$1,688
Maximum amount outstanding at any month end during the year	$13,706	$14,011	$5,915
Balance outstanding at end of year	$9,089	$13,706	$3,054
Weighted average interest rate during the year	4.44%	4.63%	4.98%
Weighted average interest rate at end of year	5.22%	3.96%	4.75%

Total borrowings:
Average balance outstanding	$130,211	$103,074	$49,902
Maximum amount outstanding at any month end during the year	$157,406	$137,211	$57,615
Balance outstanding at end of year	$152,789	$121,406	$55,115
Weighted average interest rate during the year	2.53%	2.59%	4.91%
Weighted average interest rate at end of year	3.02%	2.25%	3.07%

Expansion Activities

The Sanford branch office, which originally opened in October 1998, relocated in February 2002 to a new 3,000 square- foot facility with three drive-up lanes and a fourth lane which has a drive-up ATM. The new location is adjacent to our corporate headquarters building where the branch originally opened and provides our customers with easier access and extended hours.

The Casselberry branch office opened in December 2002, in a new 3,000 square foot facility with two drive-up lanes and a third lane which has a drive-up ATM. The office is located on Semoran Boulevard (State Road 436) which is a main thorough-fare in Seminole and Orange Counties.

In June 2003, we opened our second Volusia County branch in Deltona, Florida, in a 1,500 square foot, short-term leased facility in a retail plaza. In June 2004, we completed construction and opened our permanent Deltona branch, a 2,500 square foot free-standing facility located at a key intersection on an out-parcel of a grocery store and retail plaza. The branch also has two drive-up lanes and a third lane which has a drive-up ATM. The short-term lease on the retail plaza expires in December 2005 and the former branch space has been subleased to a third party.

In October 2003, we opened our third Volusia County branch in Orange City, Florida, in a 3,000 square foot free-standing facility with two drive-up lanes and a third lane which has a drive-up ATM. The office is located on Enterprise Boulevard, which is a main commercial artery in Orange City.

We are looking to further expand our branch network in 2005. We own a parcel of land in Port Orange, Florida and have leased a site in Lake Mary, Florida. We expect to begin construction of new free-standing branch facilities on both sites in the first half of 2005 and have the branches opened before the end of the year. The Port Orange site is located in Eastern Volusia County between our New Smyrna branch and Daytona Beach. The Lake Mary site is in Seminole County, between our existing Sanford and Casselberry branches.

Employees

At December 31, 2004, the Bank had a total of 72 full-time employees. We consider relations with our employees to be excellent. We currently maintain a comprehensive employee benefit program providing, among other benefits, hospitalization and major medical insurance, long-term disability insurance, life insurance, education assistance, an employee stock ownership plan (“ESOP”) and a 401K Plan. These benefits are considered by management to be competitive with employee benefits provided by other major employers in our market areas. Our employees are not represented by any collective bargaining group.

Other Subsidiaries

At December 31, 2004, Federal Trust had no subsidiaries other than the Bank and its investment in Statutory Trust I. The total equity investment in the Bank at December 31, 2004 was $41.9 million.

Bank Subsidiaries

There are no limits on the amount a savings institution may invest in its operating subsidiaries, either separately or in the aggregate. The Bank had one operating subsidiary, FTB Financial, Inc. (“FTBF”). FTBF, which commenced operations in 1996, engaged in the business of selling insurance annuities, stocks and bond investment products. FTBF ceased operations in September 2003 and had only minimal activity over the previous three years. The Bank’s other subsidiary; Vantage Mortgage Service Center, Inc. (“Vantage”) originated residential mortgages (FHA and VA) in the Gainesville, Florida market. Vantage ceased operations during March 2001 and was dissolved in September 2001.

Legal Proceedings

There are no material pending legal proceedings to which the Company is a party, or to which any of its property is subject.

Monetary Policies

The results of our operations are affected by credit policies of monetary authorities, particularly the Federal Reserve Board. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in U.S. government securities, changes in the discount rate on member bank borrowings, changes in reserve requirements against member bank deposits. In view of changing conditions in the national economy and in the financial markets, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve Board, no prediction can be made as to our possible future changes in interest rates, deposit levels, loan demand or our business and earnings.

REGULATION AND SUPERVISION

General

Federal Trust is a non-diversified savings and loan holding company within the meaning of the Home Owners’ Loan Act (“HOLA”). Federal Trust and the Bank operate in a highly regulated environment. Our business activities, which are governed by statute, regulation and administrative policies, are supervised by a number of federal regulatory agencies, including the OTS, the Federal Deposit Insurance Corporation (“FDIC”) and, to a limited extent, the Federal Reserve Board. As a Florida corporation, Federal Trust is subject to the Florida Business Corporation Act (“FBCA”) and the regulation by the Florida Department of State under its authority to implement the FBCA.

The federal banking agencies have broad discretion in connection with their supervisory and enforcement activities and policies, including policies concerning the classification of assets and the establishment of loan loss reserves for regulatory purposes. Any change in such regulation or banking laws, whether by the OTS, FDIC or the United States Congress, can have a material adverse impact on our operations.

The following summarizes some of the regulatory requirements that are applicable to our operations.

Regulation of Federal Trust

Restrictions on the Acquisition of Savings Institutions. Section 1467a of the HOLA provides that no holding company, “directly or indirectly” or acting in concert with one or more persons, or through one or more subsidiaries, or through one or more transactions, may acquire “control” of an insured savings institution at any time without the prior approval of the OTS. In addition, any holding company that acquires such control becomes a “savings and loan holding company” subject to registration, examination and regulation under HOLA and the regulations promulgated thereunder. The OTS considers acquirers to have conclusively gained control of a savings bank if they:

•	acquire more than 25% of any class of voting stock;

•	acquire irrevocable proxies representing more than 25% of any class of voting stock;

•	acquire a combination of shares and irrevocable proxies representing more than 25% of any class of voting stock; or

•	control, in any manner, the majority of the directors of the savings bank.

An acquirer must file for approval of control with the OTS or file to rebut the presumptions before acquiring 10% or more of any class of voting stock of the savings bank and again prior to acquiring more than 25% of any class of voting stock of the savings bank and if it has any of the control factors enumerated in 12 C.F.R., Section 574.4(c), which include, but are not limited to:

•	the acquirer would be one of the two largest shareholders of any class of voting stock;

•	the acquirer and/or the acquirer’s representative or nominees would constitute more than one member of the savings bank’s Board of Directors; and

•	the acquirer, or nominee or management official of the acquirer, would serve as the Chairman of the Board of Directors, Chairman of the Executive Committee, Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, or in any similar policy making authority in the savings bank.

A person or company are presumed to be acting in concert with members of the person’s immediate family (which includes a person’s spouse, father, mother, children, brothers, sisters and grandchildren, father, mother, brothers and sisters of the person’s spouse, and the spouse of the person’s child, brother or sister). Persons will be presumed to be acting in concert with each other where:

•	both own stock in a savings bank and both are also management officials, controlling shareholders, partners, or trustees of another company; or

•	one person provides credit to another or is instrumental in obtaining financing for another person to purchase stock of the savings bank.

A person or company is presumed to be acting in concert with any trust for which such person or company serves as trustee.

Intra-Company Transactions. Federal Trust’s authority to engage in transactions with related parties or “affiliates,” or to make loans to certain insiders, are governed by Sections 23A and 23B of the Federal Reserve Act and Regulation W adopted by the Board of Governors of the Federal Reserve System to implement these sections of the Federal Reserve Act. Federal Trust, as the parent-holding company of the Bank, is an affiliate of the Bank.

Sections 23A and 23B generally:

•	limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of the institution’s capital stock and surplus;

•	contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus; and

•	require that all such transactions be on terms substantially the same, or at least as favorable, to a bank or its subsidiaries as those provided to a non-affiliate.

The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings bank may:

•	loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies or loans between affiliates which are 80% or more owned by the same parent company; or

•	purchase or invest in any stocks, bonds, debentures, notes or similar obligations any affiliate, except for affiliates which are subsidiaries of the bank or savings bank.

The Bank’s authority to extend credit to executive officers, directors and 10% shareholders, as well as entities controlled by such persons, is governed by Section 22(g) and 22(h) of the Federal Reserve Act and Regulation O thereunder. Among other things, these regulations require such loans to be made on terms substantially similar to those offered to unaffiliated individuals, place limits on the amount of loans the Bank may make to such persons, based in part, on the Bank’s capital position, and require certain approval procedures to be followed. The OTS regulations, with certain minor variances, apply Regulation O to savings banks. At December 31, 2004, the Bank had an aggregated total of $64,000 outstanding in loans or other extensions of credit to the Company’s directors and executive officers.

Support of Subsidiary Depository Banks. Under OTS policy, Federal Trust is expected to act as a source of financial strength to and to commit resources to support the Bank. This support may be required at times when, in the absence of such OTS policy, Federal Trust might not be inclined to provide such support. In addition, any capital loans by Federal Trust to the Bank must be subordinate in right of payment to depositors and to certain other indebtedness of the Bank. In the event of bankruptcy, any commitment by a holding company to a federal bank regulatory agency to maintain the capital of a subsidiary depository institution will be assumed by the bankruptcy trustee and will be entitled to a priority of payment.

Payment of Dividends. The principal source of cash flow of Federal Trust, including cash flow to pay cash dividends, has been the sale of common stock of Federal Trust, the $6,000,000 revolving line of credit and dividends from the Bank. There are statutory and regulatory limitations on the payment of dividends by the Bank. The ability of the Bank to pay a dividend to Federal Trust is governed by the OTS’s capital distribution regulation. Under the regulation, the Bank may make a capital distribution without the approval of the OTS, provided the OTS is notified 30 days before declaration of the capital distribution. The Bank must also meet the following requirements: (i) it has a regulatory rating in one of the two top examination categories; (ii) it is not of supervisory concern, and will remain adequately or well-capitalized, as defined in the OTS prompt corrective action regulations, following the proposed distribution; and (iii) the distribution does not exceed the Bank’s net income for the calendar year-to-date plus retained net income for the previous two calendar years (less any dividends previously paid). If the Bank does not meet the above-stated requirements, it must obtain the prior approval of the OTS before declaring any proposed distributions. The OTS can prohibit a proposed capital distribution by a savings institution, which would otherwise be permitted by the regulation if the OTS determines that such distribution would constitute an unsafe or unsound practice.

Federal Trust paid $.05 per share in dividends during 2003 and $.09 per share in dividends during 2004.

34 Act Reporting. As a publicly traded company with its shares of common stock registered under the Securities Act of 1933, Federal Trust is required to file periodic public disclosure reports with the Securities and Exchange Commission, pursuant to the Securities and Exchange Act of 1934, and the regulations promulgated thereunder. A Form 10-KSB is a required annual report that must contain a complete overview of Federal Trust’s business, financial, management, regulatory, legal, ownership and organizational status. Federal Trust must file Form 10-KSB by March 31 of each year.

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

Recently, the national securities exchanges, including the American Stock Exchange adopted a rule requiring the audit committees of Boards of Directors of reporting corporations, such as Federal Trust, to undertake certain organizational and operational steps. The Securities and Exchange Commission also adopted a similar rule. These standards require our audit committee to be comprised of independent, non-employee directors who are financially literate. Furthermore, the audit committee has adopted a formal charter defining the scope for its operations. The Securities and Exchange Commission’s rule also requires our auditors to review the financial statements contained in our Form 10-KSB’s, in addition to our Form 10-QSB’s.

Sarbanes-Oxley Act. The primary purpose of the Sarbanes-Oxley Act is to protect investors by improving the accuracy and reliability of disclosures made pursuant to the federal securities laws.

The Sarbanes-Oxley Act amends the Securities Exchange Act of 1934 to prohibit a registered public accounting firm from performing specified non-audit services contemporaneously with an audit. The Sarbanes-Oxley Act also vests the audit committee of an issuer with responsibility for the appointment, compensation, and oversight of any registered public accounting firm employed to perform audit services. It requires each audit committee member to be a member of the Board of Directors of the issuer, and to be otherwise independent. The Sarbanes-Oxley Act further requires the Chief Executive Officer and Chief Financial Officer of an issuer to make certain certifications as to each annual or quarterly report.

In addition, the Sarbanes-Oxley Act requires officers to forfeit certain bonuses and profits under certain circumstances. Specifically, if an issuer is required to prepare an accounting restatement due to the material non-compliance of the issuer as a result of misconduct with any financial reporting requirement under the securities laws, the Chief Executive Officer and Chief Financial Officer of the issuer shall be required to reimburse the issuer for: (1) any bonus or other incentive-based or equity-based compensation received by that person from the issuer during the 12-month period following the first public issuance or filing with the Securities and Exchange Commission of the financial document embodying such financial reporting requirement; and (2) any profits realized from the sale of securities of the issuer during that 12-month period.

The Sarbanes-Oxley Act also requires:

•	Disclosure of all material off-balance sheet transactions and relationships that may have material effect upon the financial status of an issuer; and

•	The presentation of pro forma financial information in a manner that is not misleading, and which is reconcilable with the financial condition of the issuer under generally accepted accounting principles.

The Sarbanes-Oxley Act also prohibits insider transactions in stock held within pension plans during lock-out periods, and any profits on such insider transactions are to be disgorged. In addition, there is a prohibition of company loans to executives, except in certain circumstances. Further, the Sarbanes-Oxley Act adds a criminal penalty of fines and imprisonment of up to ten years for securities fraud.

Florida Business Corporation Act. Federal Trust is subject to the provisions of the FBCA, which authorizes the establishment of Florida corporations and sets forth the corporate governance standards for their operations. Some of the more pertinent provisions include:

•	General powers of a corporation;

•	Shareholders rights;

•	Notice, conduct of meetings and voting rights;

•	Director and officer requirements and duties;

•	Election of directors;

•	Terms of directors;

•	Compensation of directors;

•	Contract rights of offers;

•	Indemnification of directors, officers, employees and agents;

•	Business combinations and mergers; and

•	Corporate Dissolutions.

The FBCA also provides for super majority voting requirements for shareholders, which may be considered to be anti-takeover provisions. At the 1999 Annual Meeting of Shareholders, the Shareholders approved the Articles of Amendments to our Articles of Incorporation, which require certain super majority voting requirements. Specifically, Article V, Powers and Governance, was amended to provide that Special Meetings of Shareholders can be called by 20% or more of all of the outstanding shares; Article VIII, Amendment, was amended to provide that any provisions of the Articles of Incorporation can be amended by vote of a majority of all of the outstanding shares of our capital stock; and Article IX, as added to the Articles of Amendment to the Articles of Incorporation to require the vote Control Share Acquisition and Business Combinations, of not less than 66% of the outstanding shares of common stock.

Regulation of the Bank

Capital Requirements. The OTS and the FDIC have adopted capital regulations, which establish a Tier 1 core capital definition and a minimum 3% leverage capital ratio requirement for the most highly-rated savings banks and holding companies (i.e., those savings banks and holding companies with a composite rating of “1” under the Uniform Financial Institutions Rating System by the Federal Financial Institution Examination Council) that are not anticipating or experiencing significant growth. All other savings banks are required to meet a minimum leverage ratio of at least 4% to 5%. A savings bank that is not in the highest-rated category or that is anticipating or experiencing significant growth will have to meet a minimum leverage ratio of at least 4%.

Under the OTS’ risk-based regulations, a savings bank must classify its assets and certain off-balance sheet activities into categories and maintain specified levels of capital for each category. The least capital is required for the category deemed by the FDIC to have the least risk, and the most capital is required for the category deemed by the FDIC to have the greatest risk. Under the regulations, certain assets are excluded for purposes of determining risk-based capital. Such assets include intangible assets, unconsolidated subsidiaries, investments in securities subsidiaries, ineligible equity investments and reciprocal holding of capital instruments with other financial institutions. In addition, the OTS may consider deducting other assets or in other subsidiaries on a case-by case basis or based on the general characteristics or functional nature of the subsidiaries.

Prompt Corrective Action. Federal banking regulatory agencies has established certain capital and other criteria which define the categories under which a particular financial institution may be classified. Constraints are imposed on operation, management, and capital distributions depending on the category in which a financial institution is classified. Among other things, the regulations define the relevant capital measures for the five capital categories. For example, a savings bank is deemed to be “well capitalized” if it has a total risk-based capital ratio (total capital to risk-weighted assets) of 10% or greater, a Tier 1 risk-based capital ratio (Tier 1 capital to risk-weighted assets) of 6% or greater, and a Tier 1 leverage capital ratio (Tier 1 capital to adjusted to total assets) of 5% or greater, and is not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

A savings bank is deemed to be “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, and, generally, a Tier 1 leverage capital ratio of 4% or greater, and the bank does not meet the definition of a “well capitalized” bank. A savings bank is deemed to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. In addition, the OTS is authorized to downgrade a savings bank to a lower capital category than the savings bank to a lower capital category than the savings bank’s capital ratios would otherwise indicate, based upon safety and soundness considerations (such as when the bank has received a less than satisfactory examination rating for any of the equivalent regulatory rating categories).

Both the risk-based capital guidelines and the leverage ratio are minimum requirements, applicable only to top-rated savings banks. Savings banks operating at or near these levels are expected to have well-diversified risk, excellent asset quality, high liquidity, good earnings and, in general, have to be considered strong banking organizations and rated composite “1” under the regulatory rating system adopted by the OTS. Savings banks with lower ratings and savings banks with high levels of risk or that are experiencing or anticipating significant growth would be expected to maintain ratios 1% to 2% above the stated minimums.

At December 31, 2004, the Bank exceeded each of its capital requirements. The following table sets forth the regulatory capital calculations of the Bank at December 31, 2004 ($ in thousands):

	Tier I		Risk-Based
	Amount	Percent of Assets	Amount	Percent of Assets
Regulatory capital	$41,813	7.0%	$45,648	11.5%
Requirement	23,924	4.0	31,687	8.0

Excess	$17,889	3.0%	$13,961	3.5%

Standards for Safety and Soundness. Federal banking agencies have prescribed for all insured depository institutions and their holding companies, standards relating to internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate-risk exposure, asset growth, and compensation, fees and benefits and such other operational and managerial standards as the agency deems appropriate. In addition, the federal banking regulatory agencies have prescribed by regulation standards specifying:

•	Maximum classified assets to capital ratios;

•	Minimum earnings sufficient to absorb loses without impairing capital;

•	To the extent feasible, a minimum ratio of market value to book value for publicly traded shares of depository banks or the depository bank holding companies; and

•	such other standards relating to asset quality, earnings and valuation as the agency deems appropriate.

If the OTS determines that a savings bank is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. A savings bank is required to submit an acceptable compliance plan to the OTS within 30 days after receipt of a request for such a plan. Failure to submit or implement a compliance plan may subject the savings bank to regulatory sanctions.

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

The current regular semi-annual SAIF assessments range between 0% (for well capitalized and financially sound savings banks with a few minor weaknesses) to 0.27% of deposits for a savings bank in the lowest category (i.e., undercapitalized and posing a substantial probability of loss to the FDIC, unless effective corrective action is taken). The Bank’s assessment at December 31, 2004 was .0074 basis points on deposits and the Bank paid approximately $49,000 in SAIF assessments during the year ended December 31, 2004.

Qualified Thrift Lender Test (“QTL”). The HOLA requires savings institutions to meet a QTL test. The QTL test, requires savings institutions to maintain at least 65% of its “portfolio assets” (as defined by regulation) in qualified thrift investments, primarily residential mortgages and related investments on a monthly basis in nine out of every 12 months. As of December 31, 2004, the Bank exceeded the QTL test, maintaining 83.4% of its portfolio assets in qualified thrift investments.

Brokered Deposits. In accordance with the Federal Deposit Insurance Corporation Improvement Act of 1991, the FDIC has implemented restrictions on the acceptance of brokered deposits. In general, only “well capitalized” financial institutions may accept brokered deposits. As a “well capitalized” savings bank, the Bank is able to accept some brokered deposits to fund its liquidity and loan demand needs. At December 31, 2004, the Bank had $94.4 million in brokered deposits.

Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act of 1999, amongst other items, established a minimum federal standard of financial privacy. Financial institutions are required to have written privacy policies that must be disclosed to customers. The disclosure of a financial institution’s privacy policy must take place at the time a customer relationship is established and not less than annually during the continuation of the relationship. The act also limits when and how financial institutions may share their customers’ personal information with both affiliated and nonaffiliated entities.

USA Patriot Act. The terrorist attacks in September 2001, have led to the adoption of the Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, commonly known as the USA Patriot Act. Part of the USA Patriot Act is the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001. This act requires the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to financial institutions. These measures include enhanced recordkeeping and reporting requirements for certain financial transactions that are of primary money laundering concern, due diligence requirements concerning the beneficial ownership of 22 certain types of accounts, and restrictions or prohibitions on certain types of accounts with foreign financial institutions. Among its other provisions, this law requires each financial institution to: (i) establish an anti-laundering program; (ii) establish due diligence policies, procedures and controls with respect to private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; and (iii) avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in this country. In addition, the law contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities. The law expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours.

Interstate Banking. Federally chartered savings banks are allowed to branch nationwide to the extent allowed by federal statute. This ability permits savings bank with interstate networks to diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal savings banks. Prior approval of the OTS is required for a savings bank to branch interstate or intrastate. To obtain supervisory clearance for branching, an applicant’s regulatory capital must meet or exceed the minimum requirements established by law and by the OTS regulations. In addition, the savings bank must have a satisfactory record under the Community Reinvestment Act (“CRA”). The Bank does not conduct interstate branching operations and does not plan to do so in the foreseeable future.

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

OTS Assessments. Savings banks are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment, to be paid on a semiannually basis, is computed upon the savings bank’s total assets, including consolidated subsidiaries, as reported in the savings bank’s latest quarterly thrift financial report. The Bank paid approximately $102,000 in OTS assessments for the year-ended December 31, 2004.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank (“FHLB”) System which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. As a member of the FHLB-Atlanta, the Bank is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to the lesser of 0.20% of total assets or $25 million plus 4.5% of outstanding advances. The Bank is in compliance with this requirement and at December 31, 2004, the Bank held $7.4 million in FHLB stock. FHLB advances must be secured by specified types of collateral and may be obtained only for the purpose of providing funds to finance residential housing.

The FHLBs are required to provide funds for the resolution of insolvent savings institutions and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to members. For the year ended December 31, 2004, dividends paid by the FHLB-Atlanta to the Bank amounted to approximately $215,000 for a yield of approximately 3.8%. Should dividends be reduced, or interest on FHLB advances increased, the consolidated net interest income might also be reduced for the Bank. Furthermore, there can be no assurance that the value of the FHLB-Atlanta stock held by the Bank will not decrease as a result of any new legislation.

Federal Reserve System

The Federal Reserve regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $47.6 million or less (subject to adjustment by the Federal Reserve) plus 10% of accounts in excess of $47.6 million. The first $7.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements imposed by the OTS. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve or a pass-through account as defined by the Federal Reserve, the effect of this reserve requirement is to reduce the Bank’s interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve “discount window,” however, Federal Reserve regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve.

ITEM 2. DESCRIPTION OF PROPERTIES

The following table sets forth certain information on the Company’s principal offices, net carrying value and the expiration of leases when applicable at December 31, 2004 ($ in thousands):

	Net Carrying Value of Real Property
	Owned	Leased	Lease Expiration
Sanford Branch Office 420 West First Street Sanford, Florida 32771	$1,169	N/A	N/A

Winter Park Office 655 West Morse Blvd. Winter Park, Florida 32789	N/A	$309	12/31/09

New Smyrna Beach Office 761 East Third Avenue New Smyrna Beach, Florida 32169	N/A	$6	08/31/06

Casselberry Office 487 Semoran Boulevard Casselberry, Florida 32707	$1,356	N/A	N/A

Orange City Office 2690 Enterprise Road Orange City, Florida 32763	$1,366	N/A	N/A

Deltona Office 901 Doyle Road Deltona, Florida 32725	$946	N/A	N/A

Administrative Offices (1) 312 West First Street Sanford, Florida 32771	N/A	$5,561	8/31/16

Future office locations (2)	$356	N/A	4/01/25

Note (1): In October 2001, Federal Trust completed a transaction in which it entered into a 15 year, fixed-rate lease on the office building in Sanford, Florida, which houses the Executive, Administrative, Lending and Operations Departments. The lease provides for a fixed annual rental over the 15 year term. In addition, the agreement provides for the purchase of the office building at the end of the lease term for $1, with an option to purchase the building at any time during the 15 year term at a pre-determined amount. The building has a total of 46,692 rentable square feet of which the Company occupies 22,171 square feet. The remaining 24,521 square feet is rented to various non-affiliated tenants.

Note (2): The Bank owns a parcel of land in Port Orange, Florida and has a ground lease on a parcel of land in Lake Mary, Florida, with lease payments commencing in April 2005. Construction of both branches is expected to commence in the first half of 2005.

Note (3): The Company also had net furniture, fixtures, and equipment of approximately $1,284,000.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended December 31, 2004, no matters were submitted to a vote of the security holders through a solicitation or otherwise.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCK HOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

(a)	In June 2003, Federal Trust’s stock began trading on the American Stock Exchange under the symbol “FDT”. Prior to that, Federal Trust’s common stock traded on the NASDAQ Small Cap Market under the symbol “FDTR”. As of March 11, 2005, there were 426 registered holders of common stock of Federal Trust, some of which are street name holders. Federal Trust paid cash dividends of $.09 per share during 2004 and $.05 per share during 2003, but did not pay dividends during 2002.

The following table lists the low and high closing stock prices for the periods indicated.

	Calendar Year 2004		Calendar Year 2003
	Low $	High $	Low $	High $
First Quarter	$7.20	$7.89	$4.12	$5.70
Second Quarter	7.46	8.13	5.01	6.30
Third Quarter	7.36	8.56	6.30	7.49
Fourth Quarter	8.13	10.47	7.40	8.15

(b)	Not Applicable

(c)	There were no stock repurchases during the quarter ended December 31, 2004.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED FINANCIAL HIGHLIGHTS

($ in thousands, except per share amounts)

	2004	2003	2002	2001	2000
AT YEAR END:

Total assets	$603,131	468,198	368,054	306,481	248,938
Loans, net	521,331	398,401	308,598	264,187	222,895
Investment Securities	41,172	33,615	21,520	13,948	8,075
Deposits	404,116	314,630	278,531	225,400	181,869
Stockholders’ Equity	39,387	26,457	25,039	18,531	15,707
Book value per share	4.97	4.05	3.80	3.43	3.17
Shares outstanding (1)	7,942,438	6,526,215	6,591,338	5,409,449	4,947,911
Equity-to-assets ratio	6.53%	5.65%	6.80%	6.05%	6.31%

FOR THE YEAR:

Interest income	$24,591	20,921	19,452	19,950	18,405
Interest expense	10,851	9,750	10,971	13,272	12,581
Net interest income	13,740	11,171	8,481	6,678	5,824
Provision for loan losses	1,180	650	445	540	329
Net interest income after provision for loan losses	12,560	10,521	8,036	6,138	5,495
Other income	2,409	2,358	2,400	2,383	2,019
Other-than-temporary impairment	1,055	—	—	—	—
Other expenses	9,334	8,826	7,339	6,538	5,865
Net earnings	3,089	2,777	2,059	1,267	1,225

Basic earnings per share	.44	.42	.34	.25	.25
Diluted earnings per share	.43	.42	.34	.25	.25
Earnings per share excluding the effect of the other-than-temporary impairment
Basic	$0.53	0.42	0.34	0.25	0.25
Diluted	0.52	0.42	0.34	0.25	0.25

Average common shares outstanding	7,082,421	6,548,957	5,991,155	5,060,450	4,947,911

Return on average assets	.59%	.64%	.63%	.47%	.52%
Return on average equity	9.80%	10.79%	9.45%	7.40%	8.02%
Net interest margin	2.80%	2.73%	2.71%	2.58%	2.56%
Average equity to average assets ratio	6.02%	5.95%	6.68%	6.30%	6.44%
Dividend payout ratio	20.36%	11.81%	—	—	—

(1)	Net of unallocated ESOP shares of 119,375 and 135,592 as of December 31, 2004 and December 31, 2003, respectively.

RESULTS OF OPERATIONS

Overview

For the year ended December 31, 2004, we had net earnings of $3.1 million, compared to $2.8 million for 2003. On a per share basis, basic earnings for 2004 were $.44 and diluted earnings were $.43 compared to $.42 for basic and diluted earnings per share for 2003.

During the fourth quarter of 2004, we recorded an other-than-temporary impairment charge of approximately $659,000 after tax, or $.09 per share. The charge related to a $9.5 million investment in Freddie Mac and Fannie Mae adjustable rate preferred stock. These investment grade securities declined in value in 2004 due to the recent events at Freddie Mac and Fannie Mae coupled with the record low interest rates which caused the dividend payment rate to decline from the original rates at the time of issuance. While we believe that the value of these investments will recover in the future as the dividend rates adjust, we are unable to determine at this time when and how much the prices will recover.

Excluding the effect of the other-than-temporary impairment charge, net earnings for 2004 would have been $3.7 million, an increase of 35% from the $2.8 million net earnings for 2003. The improvement in core earnings for 2004 was attributable to a $2.6 million, or 23% increase in net interest income, partially offset by a $530,000 increase in the provision for loan losses and a $508,000 increase in non-interest expenses.

Total assets at the end of 2004 were $603.1 million, an increase of $134.9 million, or 29% from December 31, 2003. Net loans grew to $521.3 million during 2004, up $122.9 million or 31% from the end of 2003. Funding for our growth in 2004 came from an $89.5 million, or 28% increase in total deposits and a $36 million, or 33% increase in FHLB advances. Total deposits and FHLB advances at December 31, 2004, were $404.1 million and $143.7 million, respectively, compared to $314.6 million and $107.7 million, respectively for the end of 2003.

During 2004, Federal Trust successfully sold 1.4 million additional shares of common stock at $7.50 per share. After deducting the costs of the stock offering, we added $10.0 million of additional capital to support our growth plans. At the end of 2004, stockholders’ equity was $39.4 million, compare to $26.5 million at December 31, 2003. The book value per share grew to $4.96 at December 31, 2004, from $4.05 at December 31, 2003. We paid cash dividends of $.09 per share in 2004, compared to $.05 per share in 2003.

General

Federal Trust was organized in February 1989 for the purpose of becoming the unitary savings and loan holding company of the Bank, a federally-chartered stock savings bank. Our corporate headquarters are located at 312 West First Street, Sanford, Florida 32771 and our telephone number is (407) 323-1833. The principal source of our revenues on an unconsolidated basis is earnings of the Bank. Various regulatory restrictions and tax considerations limit, directly or indirectly, the amount of dividends the Bank can pay to Federal Trust. In addition, federal law restricts the Bank in the making of investments in or loans to us or our affiliates. See “Regulation and Supervision.”

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

	For The Year Ended December 31,
	2004			2003			2002
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	($ in thousands)
Interest-earning assets:
Loans (1)	$447,773	$23,016	5.14%	$366,488	$19,591	5.35%	$279,934	$18,349	6.55%
Securities	35,516	1,290	3.63	34,755	1,112	3.20	16,695	735	4.40
Other interest-earning assets (2)	7,521	285	3.79	7,626	218	2.86	15,871	368	2.32

Total interest-earning assets	490,810	24,591	5.01	408,869	20,921	5.12	312,500	19,452	6.22

Non-interest earning assets	32,883			23,942			13,756

Total assets	$523,693			$432,811			$326,256

Interest-bearing liabilities:
Non-interest bearing demand deposits	$10,076	—	—	$7,102	—	—	$5,837	—	—
Interest-bearing demand and money-market deposits	109,654	2,019	1.84	92,525	1,764	1.91	56,066	1,607	2.87
Savings deposits	7,520	110	1.46	9,446	163	1.73	7,621	139	1.82
Time deposits	228,876	5,430	2.37	188,975	5,156	2.73	176,721	6,774	3.83

Total deposit accounts	356,126	7,559	2.12	298,048	7,083	2.38	246,245	8,520	3.46

Borrowings (3)	130,211	3,292	2.52	103,074	2,667	2.59	49,902	2,451	4.91

Total interest bearing liabilities	486,337	10,851	2.23	401,122	9,750	2.43	296,147	10,971	3.70

Non-interest bearing liabilities	5,842			5,941			8.324
Stockholders’ equity	31,514			25,748			21,785

Total liabilities and stockholders’ equity	$523,693			$432,811			$326,256

Net interest/dividend income		$13,740			$11,171			$8,481

Interest rate spread (4)			2.78%			2.69%			2.52%

Net interest margin (5)			2.80%			2.73%			2.71%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.01			1.02			1.06

(1)	Includes non-accrual loans.
(2)	Includes interest-earning deposits and FHLB stock.
(3)	Includes FHLB advances, other borrowings, junior subordinated debentures and capital lease obligation.
(4)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Year Ended December 31, 2004 vs. 2003 Increase (Decrease) Due to Changes in
	(In thousands)
	Rate	Volume	Rate/ Volume	Total
Interest-earning assets:
Loans	$(770)	$4,349	$(154)	$3,425
Securities	149	24	5	178
Other interest-earning assets	71	(3)	(1)	67

Total	(550)	4,370	(150)	3,670

Interest-bearing liabilities:
Deposit accounts	(775)	1,382	(131)	476
FHLB advances and other borrowings	(62)	703	(16)	625

Total	(837)	2,085	(147)	1,101

Net change in net interest income before provision for loan losses	$287	$2,285	$(3)	$2,569

	Year Ended December 31, 2003 vs. 2002 Increase (Decrease) Due to Changes in
	(In thousands)
	Rate	Volume	Rate/ Volume	Total
Interest-earning assets:
Loans	$(3,385)	$5,673	$(1,046)	$1,242
Securities	(201)	795	(217)	377
Other interest-earning assets	86	(191)	(45)	(150)

Total	(3,500)	6,277	(1,308)	1,469

Interest-bearing liabilities:
Deposit accounts	(2,498)	1,548	(487)	(1,437)
FHLB advances and other borrowings	(1,160)	2,612	(1,236)	216

Total	(3,658)	4,160	(1,723)	(1,221)

Net change in net interest income before provision for loan losses	$158	$2,117	$415	$2,690

Liquidity and Capital Resources at December 31, 2004

General. Like other financial institutions, we must ensure that sufficient funds are available to meet deposit withdrawals, loan commitments, investment needs and expenses. Control of our cash flow requires the anticipation of deposit flows and loan payments. Our primary sources of funds are deposit accounts, FHLB advances and principal and interest payments on loans.

We require funds in the short term to finance ongoing operating expenses, pay liquidating deposits, purchase temporary investments in securities and invest in loans. We fund short-term requirements through advances from the FHLB, the sale of investments, deposit growth and loan principal payments. Management has no plans to significantly change long-term funding requirements. Long-term funds are required to invest in loans for our portfolio, purchase fixed assets and provide for the liquidation of deposits maturing in the future. Long-term funding requirements are obtained from principal payments from maturing loans, the sale of loans and the sale of securities.

The following summarizes the Company’s contractual obligations, including certain on-balance-sheet and off-balance-sheet obligations, at December 31, 2004 (in thousands).

	Payments Due by Period
	Total	Less Than 1 Year	Greater Than 1 Year, Up To 3 Years	Greater Than 3 Years, Up To 5 Years	More Than 5 Years
FHLB advances – assumed final maturity	$143,700	$60,000	$22,200	$20,000	$41,500
Time deposit maturities	251,546	186,028	64,934	584	—
Junior subordinated debentures – assumed final maturity	5,155	—	—	—	5,155
Accrued Interest Payable	811	811
Other borrowings	885	89	151	645	—
Operating Leases	3,233	328	641	658	1,606
Loan Commitments	7,526	7,526	—	—	—
Standby Letters of Credit	2,738	2,738	—	—	—
Undisbursed construction and line of credit loans	19,393	19,393	—	—	—

Total	$434,987	$276,913	$87,926	$21,887	$48,261

During the year ended December 31, 2004, our source of funds came primarily from sale of loans of $29.2 million; net principal repayment of loans of $33.3 million; proceeds from the increase in deposits of $89.5 million; increase FHLB advances of $36.0 million; the proceeds from the sale and repayments of securities of $16.1 million and net proceeds of $10.0 million from the sale of common stock. We used cash to fund $178.5 million in loan purchases; $10.0 million in loans originated for sale; the purchase of securities for $24.4 million; the purchase of FHLB stock of $1.7 million; and the purchase of premises and equipment of $1.3 million. Management believes that in the future, funds will continue to be obtained from the above sources.

At December 31, 2004, loans-in-process, or closed loans scheduled to be funded over a future period of time, totaled $8.0 million. Loans committed, but not closed, totaled $7.5 million, available lines of credit totaled $11.4 million and standby letters of credit totaled $2.7 million. Funding for these amounts is expected to be provided by the sources described above.

In December 2004, the Bank’s average liquidity was 9.01%. The Bank’s six central Florida offices are expected to generate deposits to provide liquidity for expected loan originations and other investments. The Asset/Liability Management Committee meets regularly and, in part, reviews liquidity levels to ensure that funds are available as needed.

We paid cash dividends per share of $.09 in 2004 and $.05 in 2003. The payment of future dividends will depend on general economic conditions, as well as our overall performance and capital needs.

At December 31, 2004, Federal Trust had $1,477,000 in cash in its account, which will be used primarily for cash dividend payments and operating expenses.

The following table is a reconciliation of the Bank’s stockholders’ equity calculated in accordance with accounting principles generally accepted in the United States of America (GAAP) to regulatory capital (in thousands):

	At December 31, 2004
	Tier I	Total Risk-Based
Bank’s stockholders’ equity in accordance with GAAP	$41,859	$41,859

Add (deduct):
Unrealized losses on investments	32	32
Excess mortgage servicing rights and Excess net deferred tax assets	(78)	(78)
General valuation allowances	—	3,835

Regulatory capital	$41,813	$45,648

At December 31, 2004, the Bank exceeded each of its minimum capital requirements.

Results of Operations

Comparison of the Years Ended December 31, 2004 and 2003

General. The Company had net earnings for 2004 of $3.1 million or $.44 per basic share and $.43 diluted share compared to net earnings of $2.8 million or $.42 per basic and diluted share for 2003. The improvement in the net earnings in 2004 was due to increases in net interest income, partially offset by an increase in other expenses and a non-cash, other-than-temporary impairment charge of approximately $1,055,000.

The charge related to the Bank’s $9.5 million investment in Freddie Mac and Fannie Mae adjustable rate preferred stock. These investment grade securities declined in value in 2004 due to the recent events at the Government Sponsored Enterprises (‘GSE’s’) coupled with the record low interest rates, which caused the dividend payment rate to decline from the original rates at the time of issuance. The other-than-temporary impairment charge was recorded in 2004 since we are unable to determine at this time when and how much the preferred stock prices will recover. Excluding the $659,000 after-tax effect of the charge, net earnings for 2004 would have been $3.7 million, or 35% higher than the net earnings for 2003. On a per share basis, excluding the impairment charge, basic and fully diluted earnings were $.53 and $.52, respectively, for 2004 compared to $.42 for both basic and fully diluted earnings in 2003.

Interest Income. Interest income was $24.6 million in 2004 compared to $20.9 million in 2003. Interest income on loans increased to $23.0 million in 2004 from $19.6 million in 2003. The increase in interest income on loans in 2004 was primarily attributable to an increase in the average amount of loans outstanding during the year offset partially by a decrease in yield earned on loans. Interest income on securities increased to $1.3 million in 2004 from $1.1 million in 2003 as a result of an increase in the average balance of securities held by the Company and an increase in the yield earned on the securities. Other interest income increased from $218,000 in 2003 to $285,000 during 2004. Management expects the yield earned on the portfolios to fluctuate with general market interest rate movements.

Interest Expense. Interest expense increased during 2004 to $10.9 million compared to $9.8 million in 2003 primarily due to a decrease in the average cost paid partially offset by an increase in the average amount of deposit accounts and borrowings outstanding. Interest expense on deposits increased by $476,000 in 2004 as a result of an increase in the average amount of deposits partially offset by a decrease in average cost paid on deposits. Interest expense on these accounts will increase or decrease according to the general level of interest rates. Interest on borrowings increased to $3.3 million in 2004 from $2.7 million in 2003 due to an increase in the amount of borrowings outstanding, partially offset by a slight decrease in the average cost paid for borrowings. Management expects to continue to use FHLB advances and other borrowings when the rates offered on such funds is favorable when compared to the rates paid on deposits in the local market.

Provisions for Loan Losses. A provision for loan losses is generally charged to earnings based upon our evaluation of the inherent losses in the loan portfolio. Our provision for loan losses for 2004 was $1,180,000 compared to $650,000 in 2003 based on management’s evaluation of the loan portfolio. Total loans portfolio grew by $129.0 million, or 32% in 2004. Of this amount, $72.5 million were residential mortgage loans. As of December 31, 2004, 70.8% of our gross loan portfolio was residential mortgage loans, which historically have had the lowest risk of loss in the overall portfolio, and as a result have had a lower reserve percentage applied to them based on historical loss percentages.

Total charge-offs were $154,000 in 2004 compared to recoveries of $30,000 on loans previously charged-off. For 2003, total charge-offs and recoveries were $31,000 and $50,000, respectively. At December 31, 2004, the allowance for loan losses was $3.8 million, or .74%, of year-end loans compared to $2.8 million, or .70%, of loans at December 31, 2003. Total non-accrual loans at December 31, 2004, were $2.6 million compared to $6.4 million at December 31, 2003. The amount needed in the allowance for loan losses for nonaccrual loans is based on the particular circumstances of the individual loan, including the type, amount, and value of the collateral, if any, and the overall composition and amount of the performing loans in the portfolio at the time of evaluation, and, as a result, will vary over time.

Other Income. Other income increased slightly to $2.4 million for the year ended December 31, 2004.

Other Expense. Other expense increased to $9.3 million in 2004, or 5.8% from $8.8 million in 2003. The increase was the result of increased salary and employee benefits expense, occupancy expenses, professional services and data processing expense. The increase in salary and employee benefits of $361,000 was the result of additions to staff, as a result of the continued growth of the Company and the opening of the new branches in June 2003 and October 2003 and the relocation to our permanent Deltona branch in 2004, which also caused occupancy expense to increase. In addition, staff was added in the commercial and residential loan departments as part of our strategy to increase loan production. Data processing expense increased as a result of an increase in the number of accounts and the opening of the new branches.

Income Taxes. Income taxes increased from $1.3 million (an effective tax rate of 31.5%) in 2003 to $1.5 million (an effective tax rate of 32.6%) in 2004.

Comparison of the Years Ended December 31, 2003 and 2002

General. The Company had net earnings for 2003 of $2.8 million or $.42 per basic and diluted share, compared to net earnings of $2.1 million or $.34 per basic and diluted share for 2002. The improvement in the net earnings in 2003 was due to increases in net interest income, partially offset by an increase in other expenses.

Interest Income. Interest income was $20.9 million in 2003 compared to $19.5 million in 2002. Interest income on loans increased to $19.6 million in 2003 from $18.3 million in 2002. The increase in interest income on loans in 2003 was primarily attributable to an increase in the average amount of loans outstanding during the year offset partially by a decrease in the yield earned on loans. Interest income on securities increased to $1.1 million in 2003 from $735,000 in 2002 as a result of an increase in the average balance of securities held by the Company partially offset by a decrease in yield earned on the securities. Other interest income decreased from $368,000 in 2002 to $218,000 during 2003. We expect the yield earned on the portfolios to fluctuate with general market interest rate movements.

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

Provisions for Loan Losses. The provision for loan losses for 2003 was $650,000 compared to $445,000 in 2002 based on our evaluation of the loan portfolio. Our gross loan portfolio grew by $89.6 million, or 29% in 2003. Of this amount, $55.8 million were residential mortgage loans. As of December 31, 2003, 75.4% of our gross loan portfolio was residential mortgage loans, which historically have had the lowest risk of loss in the overall portfolio, and as a result have had a lower reserve percentage applied to them based on historical loss percentages.

Total charge-offs were $31,000 in 2003 compared to recoveries of $50,000 on loans previously charged-off. For 2002, total charge-offs and recoveries were $258,000 and $158,000, respectively. At December 31, 2003, the allowance for loan losses was $2.8 million, or .70%, of year-end loans compared to $2.1 million, or .69%, of loans at December 31, 2002. Total non-accrual loans at December 31, 2003, were $6.4 million compared to $5.6 million at December 31, 2002. The amount needed in the allowance for loan losses for non-accrual loans is based on the particular circumstances of the individual loan, including the type, amount, and value of the collateral, if any, and the overall composition and amount of the performing loans in the portfolio at the time of evaluation, and, as a result, will vary over time.

Other Income. Other income decreased slightly to $2.4 million for the year ended December 31, 2003. Increased gains on sales of loans held for sale and securities were offset by decreased other income. Other income decreased due to a decrease in loan servicing income related to the significant residential loan refinancing activity during 2003 together with our decision to have a third party service the Bank’s residential mortgage portfolio.

Other Expense. Other expense increased to $8.8 million in 2003 from $7.3 million in 2002. The increase was the result of increased salary and employee benefits expense, occupancy expenses, professional services and data processing expense. The increase in salary and employee benefits of $583,000 was the result of additions to staff in 2003, as a result of our growth and the opening of three new branches in December 2002, June 2003 and October 2003, which also caused occupancy expense to increase. In addition, staff was added in the commercial loan department as part of our strategy to increase non-real estate commercial lending. Data processing expense increased as a result of an increase in the number of accounts and the opening of the new branches.

Income Taxes. Income taxes increased from $1.0 million (an effective tax rate of 33.5%) in 2002 to $1.3 million (an effective tax rate of 31.5%) in 2003. The effective tax rate decreased in 2003 due to an increase in tax-exempt income in 2003.

Asset /Liability Management

Our profitability, like that of most bank holding companies and financial institutions, is dependent to a large extent upon its net interest income, which is the difference between its interest income on interest-earning assets, such as loans, mortgage-backed securities and investment securities, and its interest expense on interest-bearing liabilities, such as deposits and other borrowings. Financial institutions are affected by general changes in levels of interest rates and other economic factors beyond their control. At December 31, 2004, our one-year interest sensitivity gap (the difference between the amount of interest-earning assets anticipated to mature or reprice within one year and the amount of interest-bearing liabilities anticipated to mature or reprice within one year) as a percentage of total assets was a negative 28.3%. Generally, an institution with a negative gap would experience a decrease in net interest income in a period of rising interest rates or an increase in net interest income in a period of declining interest rates since there will be more liabilities than assets that will either mature or be subject to repricing within the one-year period. However, certain shortcomings are inherent in this rate sensitivity analysis. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different manners to changes in market interest rates. Therefore, no assurance can be given that we will be able to maintain our net interest-rate spread as market interest rates fluctuate.

We monitor our interest-rate risk through the Asset/Liability Committee which meets bi-weekly and reports the results of the meetings to the Board of Directors. Our policy is to seek to maintain a balance between interest-earning assets and interest-bearing liabilities so that the cumulative one-year gap is within a range established by the Board of Directors and which we believe is conducive to maintaining profitability without incurring undue risk. During 2004, we increased our investment in adjustable-rate and shorter average-life loans and mortgage-related securities, decreased our portfolio of long-term fixed rate investments, like municipal bonds and lengthened the maturities of certificates of deposit and FHLB advances in order to improve our position for rising rates.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2004, that are expected to reprice, based upon certain assumptions and contractual maturities, in each of the future periods shown. Adjustable-rate mortgage-backed securities are scheduled according to their next adjustment date and fixed-rate mortgage-backed securities are scheduled according to their maturity date.

	Three Months or Less	More than Three Months to Six Months	More than Six Months to 12 Months	More than One Year to 3 Years	More than Three Years to 5 Years	More than Five Years to 10 Years	More than Ten Years	Total
	($ in thousands)
Rate-sensitive assets:
Residential lending	$58,327	$23,270	$37,631	$103,196	$108,427	$19,995	$70,509	$421,355
Commercial and consumer lending	86,448	805	2,871	7,084	7,950	1,411	1,704	108,272
Mortgage-backed securities	1,797	804	1,672	9,158	4,885	3,444	2,358	24,118
Debt securities	3,995	—	—	—	1,095	2,943	—	8,033
Corporate equity securities	3,944	—	—	4,500	—	—	544	8,988
FHLB stock	7,385	—	—	—	—	—	—	7,385
Interest-earning deposits	3,836	—	—	—	—	—	—	3,836

Total interest-earning assets	165,732	24,879	42,174	123,938	122,357	27,793	75,114	581,987

Rate-sensitive liabilities:
Deposits:
Demand, money-market and savings accounts	131,265	—	—	—	—	—	—	131,265
Time deposits	39,902	48,140	97,986	64,934	575	9	—	251,546
FHLB advances	65,000	5,000	10,000	63,700	—	—	—	143,700
Other borrowings	6,040	—	—	3,049	—	—	—	9,089

Total interest-bearing liabilities	242,207	53,140	107,986	131,683	575	9	—	535,600

Interest-sensitivity gap	$(76,475)	$(28,261)	$(65,812)	$(7,745)	$121,782	$27,784	$75,115	$46,387

Cumulative interest-sensitivity gap	$(76,475)	$(104,736)	$(170,548)	$(178,293)	$(56,511)	$(28,727)	$46,387

Cumulative interest-earning assets	$165,732	$190,611	$232,785	$356,723	$479,080	$506,873	$581,987

Cumulative interest-bearing liabilities	$242,207	$295,347	$403,333	$535,016	$535,591	$535,600	$535,600

Cumulative interest-sensitivity gap as a percentage of total assets	(12.7)%	(17.4)%	(28.3)%	(29.6)%	(9.4)%	(4.8)%	7.7%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities	68.4%	64.5%	57.7%	66.7%	89.4%	94.6%	108.7%

Recent Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 R (revised 2004), “Share-Based Payment.” This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, which includes stock options, based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. Public entities will adopt this Statement using a modified version of prospective application. Under this application, this Statement will apply to new awards and to awards modified, repurchased, or cancelled after the required effective date and to awards not yet vested that exist as of the effective date. This Statement is effective as of the beginning of the interim period that begins on July 1, 2005. We have not yet determined what effect this Statement will have on our 2005 consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets – An Amendment of APB Opinion No. 29.” This Statement addresses the measurement of exchanges of non-monetary assets and is effective for fiscal periods beginning after June 15, 2005. We believe the overall effect of this Statement will be immaterial to the Company’s consolidated financial statements.

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3, “Accounting for Certain Loans and Debt Securities Acquired in a Transfer” (SOP 03-3). SOP 03-3 addresses accounting for differences between contractual cash flows expected to be collected and an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 also prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of SOP 03-3. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. We do not anticipate that the adoption of SOP 03-3 will have a material impact on our financial condition or results of operations.

In March 2004, the Emerging Issues Task Force reached a consensus on Issue 03-1, “Meaning of Other-Than-Temporary Impairment” (Issue 03-1). The Task Force reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and cost method investments, and required certain additional financial statement disclosures. The implementation of the “Other-Than-Temporary Impairment” component of this consensus has been postponed. Based on the guidance provided in Issue 03-1, we recognized an impairment of approximately $1,055,000 at December 31, 2004. See footnote 2 for further information on the other-than-temporary impairment at the end of 2004.

ITEM 7. FINANCIAL STATEMENTS.

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Sanford, Florida

Audited Consolidated Financial Statements

At December 31, 2004 and 2003 and For Each of the Three Years in

the Period Ended December 31, 2004

(Together with Report of Independent Registered Public Accounting Firm)

Report of Independent Registered Public Accounting Firm

Federal Trust Corporation

Sanford, Florida:

We have audited the accompanying consolidated balance sheets of Federal Trust Corporation and Subsidiary (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

HACKER, JOHNSON & SMITH PA

Orlando, Florida

March 15, 2005

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets

($ in thousands, except per share amounts)

	At December 31,
	2004	2003
Assets

Cash and due from banks	$3,645	5,067
Interest-earning deposits	3,836	666

Cash and cash equivalents	7,481	5,733

Securities available for sale	41,172	33,615
Loans, less allowance for loan losses of $3,835 in 2004 and $2,779 in 2003	521,331	398,401
Accrued interest receivable	3,254	2,334
Premises and equipment, net	12,499	11,903
Foreclosed assets	326	1,007
Federal Home Loan Bank stock	7,385	5,660
Mortgage servicing rights, net	868	973
Bank-owned life insurance	6,842	6,580
Deferred tax asset	1,119	641
Other assets	854	1,351

Total assets	$603,131	468,198

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	$21,305	6,352
Interest-bearing demand deposits	48,792	15,566
Money-market deposits	76,236	76,047
Savings deposits	6,237	8,714
Time deposits	251,546	207,951

Total deposits	404,116	314,630

Federal Home Loan Bank advances	143,700	107,700
Other borrowings	885	5,217
Junior subordinated debentures	5,155	5,155
Capital lease obligation	3,049	3,334
Accrued interest payable	811	527
Official checks	1,045	1,612
Other liabilities	4,983	3,566

Total liabilities	563,744	441,741

Commitments and contingencies (Notes 5, 10 and 17)

Stockholders’ equity:
Common stock, $.01 par value, 15,000,000 shares authorized; 8,061,813 and 6,661,807 shares issued in 2004 and 2003, respectively	81	67
Additional paid-in capital	32,059	22,069
Retained earnings	8,089	5,629
Unallocated ESOP shares (119,375 and 135,592 shares)	(862)	(979)
Accumulated other comprehensive income (loss)	20	(329)

Total stockholders’ equity	39,387	26,457

Total liabilities and stockholders’ equity	$603,131	468,198

See Accompanying Notes to Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Consolidated Statements of Earnings

($ in thousands, except per share amounts)

	Year Ended December 31,
	2004	2003	2002
Interest income:
Loans	$23,016	19,591	18,349
Securities	1,290	1,112	735
Other	285	218	368

Total interest income	24,591	20,921	19,452

Interest expense:
Deposits	7,559	7,083	8,520
Other	3,292	2,667	2,451

Total interest expense	10,851	9,750	10,971

Net interest income	13,740	11,171	8,481

Provision for loan losses	1,180	650	445

Net interest income after provision for loan losses	12,560	10,521	8,036

Other income:
Service charges and fees	406	348	360
Gain on sale of loans held for sale	519	604	449
Gain on sale of securities available for sale	64	363	229
Rental income	262	408	385
Increase in cash surrender value of life insurance policies	262	206	127
Other	896	429	850

Total other income	2,409	2,358	2,400

Other-than-temporary impairment	(1,055)	—	—

Other expense:
Salary and employee benefits	4,892	4,531	3,948
Occupancy expense	1,502	1,483	1,148
Professional services	575	466	401
Data processing	637	572	420
Marketing and advertising	314	209	164
Other	1,414	1,565	1,258

Total other expense	9,334	8,826	7,339

Earnings before income taxes	4,580	4,053	3,097

Income taxes	1,491	1,276	1,038

Net earnings	$3,089	2,777	2,059

Earnings per share:
Basic	$0.44	0.42	0.34

Diluted	$0.43	0.42	0.34

See Accompanying Notes to Consolidated Financial Statements

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2004, 2003 and 2002

($ in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Unallocated ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2001	5,409,449	$54	17,492	1,121	—	(136)	18,531

Comprehensive income:
Net earnings	—	—	—	2,059	—	—	2,059
Change in net unrealized loss on securities available for sale, net of tax of $87	—	—	—	—	—	151	151

Comprehensive income							2,210

Issuance of common stock, net of issuance cost of $39	1,181,889	12	4,259	—	—	—	4,271
Accretion of stock options for stock compensation programs	—	—	27	—	—	—	27

Balance at December 31, 2002	6,591,338	$66	21,778	3,180	—	15	25,039

Comprehensive income:
Net earnings	—	—	—	2,777	—	—	2,777
Change in net unrealized gain on securities available for sale, net of tax benefit of $191	—	—	—	—	—	(344)	(344)

Comprehensive income							2,433

Issuance of common stock, stock options exercised	70,469	1	281	—	—	—	282
Purchase of common shares for the ESOP (135,592 shares)	—	—	—	—	(979)	—	(979)
Dividends paid, $.05 per share	—	—	—	(328)	—	—	(328)
Accretion of stock options for stock compensation programs	—	—	10	—	—	—	10

Balance at December 31, 2003	6,661,807	$67	22,069	5,629	(979)	(329)	26,457

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity, Continued

Years Ended December 31, 2004, 2003 and 2002

($ in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Unallocated ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2003	6,661,807	$67	22,069	5,629	(979)	(329)	26,457

Comprehensive income:
Net earnings	—	—	—	3,089	—	—	3,089
Change in net unrealized loss on securities available for sale, net of tax of $195	—	—	—	—	—	349	349

Comprehensive income							3,438

Proceeds from sale of common Stock, net of offering costs of $531	1,400,000	14	9,955	—	—	—	9,969
Issuance of common stock, stock options exercised	6	—	—	—	—	—	—
ESOP shares allocated (16,217 shares)	—	—	35	—	117	—	152
Dividends paid, $.09 per share	—	—	—	(629)	—	—	(629)

Balance at December 31, 2004	8,061,813	$81	32,059	8,089	(862)	20	39,387

See Accompanying Notes to Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net earnings	$3,089	2,777	2,059
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	664	577	458
Net amortization of premiums and discounts on securities	347	326	167
Amortization of mortgage servicing rights	385	542	531
Valuation allowance on mortgage servicing rights	30	70	—
Net amortization of loan origination fees, costs, premiums and discounts	1,108	1,770	1,158
Provision for loan losses	1,180	650	445
Other-than-temporary impairment	1,055	—	—
Loans originated for resale	(10,036)	(20,337)	(16,926)
Proceeds from sales of loans held for sale	29,151	40,164	28,521
Gain on sale of loans held for sale	(519)	(604)	(449)
Deferred income tax benefit	(673)	(338)	(85)
Gain on sale of securities available for sale	(64)	(363)	(229)
Loss on sale of foreclosed assets	—	41	4
Increase in cash surrender value of life insurance policies	(262)	(206)	(127)
Accretion of stock option expense	—	10	27
Allocate ESOP shares	152	—	—
Cash provided by (used in) resulting from changes in:
Accrued interest receivable	(920)	(148)	(138)
Other assets	497	(920)	254
Accrued interest payable	284	78	129
Official checks	(567)	(166)	(791)
Other liabilities	1,233	(1,320)	388

Net cash provided by operating activities	26,134	22,603	15,396

Cash flows from investing activities:
Principal repayments, net of loans originated	33,291	63,991	36,156
Purchase of loans	(178,482)	(176,828)	(97,897)
Purchase of securities available for sale	(24,404)	(36,607)	(26,800)
Proceeds from principal repayments, calls and sales of securities available for sale	16,053	24,014	22,838
Net proceeds from the sale of foreclosed assets	1,748	941	796
(Purchase) redemption of Federal Home Loan Bank stock	(1,725)	(2,800)	215
Purchase of premises and equipment	(1,260)	(2,623)	(2,747)
Purchase of bank-owned life insurance	—	(3,400)	—

Net cash used in investing activities	(154,779)	(133,312)	(67,439)

Cash flows from financing activities:
Net increase in deposits	89,486	36,099	53,131
Net increase in Federal Home Loan Bank advances	36,000	53,500	4,200
Net (decrease) increase in other borrowings	(4,332)	4,302	(1,200)
Principal repayments under capital lease obligation	(285)	(305)	(313)
Proceeds from issuance of junior subordinated debentures	—	5,155	—
Net increase (decrease) in advance payments by borrowers for taxes and insurance	184	(117)	(479)
Dividends paid	(629)	(328)	—
Purchase of common shares for the ESOP	—	(979)	—
Net proceeds from the sale of common stock	9,969	282	3,971

Net cash provided by financing activities	130,393	97,609	59,310

Net increase (decrease) in cash and cash equivalents	1,748	(13,100)	7,267

Cash and cash equivalents at beginning of year	5,733	18,833	11,566

Cash and cash equivalents at end of year	$7,481	5,733	18,833

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows, Continued

(In thousands)

	Year Ended December 31,
	2004	2003	2002
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$10,567	9,672	10,842

Income taxes	$2,115	1,914	943

Noncash transactions:
Foreclosed assets acquired in settlement of loans	$1,067	1,131	1,069

Accumulated other comprehensive income (loss), net change in unrealized gain (loss) on securities available for sale, net of tax	$349	(344)	151

Other-than-temporary impairment on securities available for sale	$1,055	—	—

Premises and equipment under capital lease obligation	$—	1,500	—

Securitization of loans held for sale	$—	—	3,310

Transfer of loans in portfolio to loans held for sale	$19,855	18,361	15,550

Common stock issued in connection with land lease	$—	—	300

Transfer of foreclosed assets to premises and equipment	$—	—	125

Mortgage servicing rights recognized upon sale of loans held for sale	$310	260	202

See Accompanying Notes to Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

At December 31, 2004 and 2003 and for Each of the Three Years

in the Period Ended December 31, 2004

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

Basis of Financial Statement Presentation. The consolidated financial statements include the accounts of Federal Trust, the Bank and the Bank’s subsidiary (together, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles and prevailing practices within the banking industry. The following summarizes the more significant of these policies and practices.

Use of Estimates. The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. The most significant estimates made by management that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and foreclosed assets. Actual results could differ from these estimates.

Cash and Cash Equivalents. For the purposes of reporting cash flows, cash and cash equivalents includes cash and due from banks and interest-earning deposits with maturities of three months or less.

The Bank is required by law or regulation to maintain cash reserves in the form of vault cash or in a noninterest-earning account with the Federal Reserve Bank or other qualified banks, based on its transaction deposit accounts. These reserve balances at December 31, 2004 and 2003 were approximately $2,299,000 and $472,000, respectively.

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1) Organization and Summary of Significant Accounting Policies, Continued

Securities. The Company may classify its securities as either trading, held to maturity or available for sale. Trading securities are held principally for resale and recorded at their fair values. Unrealized gains and losses on trading securities are included immediately in earnings. Held-to-maturity securities are those which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Available-for-sale securities consist of securities not classified as trading securities nor as held-to-maturity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are excluded from earnings and reported in other comprehensive income. A security is considered impaired if its fair value is less than its cost. If the impairment is considered to be other-than-temporary, an impairment loss is recognized in earnings equal to the difference between the security’s cost and its fair value. During the year ended December 31, 2004, the Company recorded an other-than-temporary loss of approximately $1,055,000 (see note 2). Gains and losses on the sale of available-for-sale securities are recorded on the trade date and determined using the specific-identification method. Premiums and discounts on securities available for sale are recognized in interest income using the interest method over the period to maturity.

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

The Company considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement. When a loan is impaired, the Company may measure impairment based on (a) the present value of the expected future cash flows of the impaired loan discounted at the loan’s original effective interest rate, (b) the observable market price of the impaired loan, or (c) the fair value of the collateral of a collateral-dependent loan. The Company selects the measurement method on a loan-by-loan basis, except for collateral-dependent loans for which foreclosure is probable, are measured at the fair value of the collateral. In a troubled debt restructuring involving a restructured loan, the Company measures impairment by discounting the total expected future cash flows at the loan’s original effective rate of interest.

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1) Organization and Summary of Significant Accounting Policies, Continued

Loans Held for Sale. Loans originated that are intended to be sold in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to earnings. The Company had approximately $1,628,000 and $679,000 of loans held for sale at December 31, 2004 and 2003, respectively, which are included in loans on the accompanying consolidated balance sheets and the fair value of these loans exceeded book value in the aggregate. Loan origination fees are deferred and direct loan origination costs are capitalized until the related loan is sold, at which time the net fees are included in the gain on sale of loans held for sale in the consolidated statements of earnings.

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

Regulatory examiners may require the Company to recognize additions to the allowance based upon their judgments about the information available to them at the time of their examination. Management believes that the allowance for loan losses is adequate at December 31, 2004.

Mortgage Servicing Rights. Mortgage servicing rights are recognized as separate assets when rights are acquired through sale of financial assets. For sales of mortgage loans, a portion of the cost of originating the loan is allocated to the servicing right based on relative fair value. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the net present value of estimated future net servicing income.

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1) Organization and Summary of Significant Accounting Policies, Continued

Mortgage Servicing Rights, Continued. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earning rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Capitalized servicing rights are reported as an asset and are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.

Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized costs. Impairment is determined by stratifying rights into tranches based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance account for an individual tranche, to the extent that all or a portion of the impairment no longer exists for a particular tranche based on the fair value, a reduction of the allowance may be recorded as an increase to income. At December 31, 2004 and 2003, the Company had valuation allowances of $100,000 and $70,000, respectively.

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income.

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

	Year Ended December 31,
	2004	2003	2002
Assumptions:
Weighted-average risk-free rate of return	4.68%	4.42%	4.46%
Annualized dividend yield	1.05%	80%	—
Expected life of options granted	10 years	10 years	10 years
Expected stock volatility	20%	30%	25%

	Year Ended December 31,
	2004	2003	2002
Grant-date fair value of options issued during the year	$8	495	65

Weighted-average grant-date fair value per option of options issued during the year	$2.68	3.01	1.86

Net earnings, as reported	$3,089	2,777	2,059

Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax benefit	(181)	(159)	(69)

Proforma net earnings	$2,908	2,618	1,990

Basic earnings per share:
As reported	$.44	.42	.34

Proforma	$.41	.40	.33

Diluted earnings per share:
As reported	$.43	.42	.34

Proforma	$40.39		.33

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

The components of other comprehensive income and related tax effects are as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Unrealized holding (losses) gains on securities available for sale	$(447)	(172)	467
Reclassification adjustment for gains realized in earnings	(64)	(363)	(229)
Reclassification adjustment for other than temporary impairment realized	1,055	—	—

Net change in unrealized amount	544	(535)	238

Income taxes (benefit)	195	(191)	87

Net amount	$349	(344)	151

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1) Organization and Summary of Significant Accounting Policies, Continued

Earnings Per Share of Common Stock. The Company follows the provisions of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS No. 128”). SFAS No. 128 provides accounting and reporting standards for calculating earnings per share. Basic earnings per share of common stock have been computed by dividing the net earnings for the year by the weighted-average number of shares outstanding. Shares of common stock purchased by the Company’s Employee Stock Ownership Plan (“ESOP”) are considered outstanding when the shares are allocated to participants. Diluted earnings per share is computed by dividing net earnings by the weighted-average number of shares outstanding including the dilutive effect of stock options computed using the treasury stock method. The following table presents the calculation of basic and diluted earnings per share of common stock (in thousands, except per share amounts):

	Year Ended December 31,
	2004	2003	2002
Weighted-average shares outstanding before adjustment for unallocated ESOP shares	7,213	6,592	5,991
Adjustment to reflect the effect of unallocated ESOP shares	(131)	(43)	—

Weighted-average shares outstanding for basic earnings per share	7,082	6,549	5,991

Basic earnings per share	$.44	.42	.34

Total weighted-average shares outstanding for basic earnings per share computation	7,082	6,549	5,991

Additional dilutive shares using the average market value for the period utilizing the treasury stock method regarding stock options	180	113	12

Weighted-average shares and equivalents outstanding for diluted earnings per share	7,262	6,662	6,003

Diluted earnings per share	$.43	.42	.34

Income Taxes. Federal Trust, the Bank and the Bank’s subsidiary file a consolidated income tax return. Income taxes are allocated between Federal Trust, the Bank and the Bank’s subsidiary as though separate income tax returns were filed.

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

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1) Organization and Summary of Significant Accounting Policies, Continued

Off-Balance Sheet Financial Instruments. In the ordinary course of business, the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, unused lines of credit, standby letters of credit and undisbursed construction loans in process. Such financial instruments are recorded in the consolidated financial statements when they are funded.

Recent Pronouncements. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment.” This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, which includes stock options, based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. Public entities will adopt this Statement using a modified version of prospective application. Under this application, this Statement will apply to new awards and to awards modified, repurchased, or cancelled after the required effective date and to awards not yet vested that exist as of the effective date. This Statement is effective as of the beginning of the interim period that begins on July 1, 2005. Management has not yet determined what effect this Statement will have on the Company’s 2005 consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29.” This Statement addresses the measurement of exchanges of nonmonetary assets and is effective for fiscal periods beginning after June 15, 2005. Management believes the overall effect of this Statement will be immaterial to the Company’s consolidated financial statements.

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3, “Accounting for Certain Loans and Debt Securities Acquired in a Transfer” (SOP 03-3). SOP 03-3 addresses accounting for differences between contractual cash flows expected to be collected and an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 also prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of SOP 03-3. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. The Company does not anticipate that the adoption of SOP 03-3 will have a material impact on its financial condition or results of operations.

In March 2004, the Emerging Issues Task Force reached a consensus on Issue 03-1, “Meaning of Other-Than-Temporary Impairment” (Issue 03-1). The Task Force reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and cost method investments, and required certain additional financial statement disclosures. The implementation of the “Other-Than-Temporary Impairment” component of this consensus has been postponed. Based on the guidance provided in Issue 03-1, the Company recognized an impairment of approximately $1,055,000 at December 31, 2004. See footnote 2 for further information on the other-than-temporary impairment at the end of 2004.

Reclassification. Certain amounts in the 2003 and 2002 consolidated financial statements have been reclassified to conform with the 2004 presentation.

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(2) Securities Available for Sale

All securities have been classified as available for sale by management. The amortized cost and estimated fair values of securities available for sale are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2004:
Mortgage-backed securities	$24,118	95	(61)	24,152
Municipal bonds	1,046	15	(5)	1,056
Corporate equity securities	8,988	98	(14)	9,072
U.S. government agency securities	2,992	—	(15)	2,977
Corporate Bonds	3,995	—	(80)	3,915

	$41,139	208	(175)	41,172

At December 31, 2003:
Mortgage-backed securities	15,804	41	(90)	15,755
Municipal bonds	6,043	54	(109)	5,988
Corporate equity securities	10,295	83	(469)	9,909
U.S. government agency securities	1,984	—	(21)	1,963

	$34,126	178	(689)	33,615

The amortized cost and estimated fair values of securities available for sale at December 31, 2004, by contractual maturity are below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Amortized Cost	Fair Value
Due after one year up to five years	$1,995	1,944
Due after five years up to ten years	4,992	4,948
Due after ten years	1,046	1,056
Mortgage-backed securities	24,118	24,152
Corporate equity securities	8,988	9,072

	$41,139	41,172

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(2) Securities Available for Sale, Continued

The following summarizes sales of securities (in thousands):

	Year Ended December 31,
	2004	2003	2002
Proceeds from sales	$9,352	13,753	15,879

Gross gains from sales	114	363	256
Gross losses from sales	(50)	—	(27)

Net gain	$64	363	229

Information pertaining to securities with gross unrealized losses at December 31, 2004, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows (in thousands):

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$(60)	9,107	(1)	268
Municipal bonds	—	—	(5)	318
Corporate equity securities	(11)	3,489	(3)	997
U.S. government agency securities	(15)	2,977	—	—
Corporate Bonds	(80)	3,915	—	—

	$(166)	19,488	(9)	1,583

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

During 2004, the Company recorded an other-than-temporary impairment write-down of approximately $1,055,000. The charge related to the Company’s $9.5 million investment in Freddie Mac and Fannie Mae adjustable rate preferred stock. These investment grade securities declined in value in 2004 due to the recent events at Freddie Mac and Fannie Mae coupled with the record low interest rates which caused the dividend payment rate to decline from the original rates at the time of issuance.

At December 31, 2004, the Company has eight mortgage-backed securities, two municipal bonds, two corporate equity securities, two U.S. government agency securities and two corporate bonds with unrealized losses. Management believes these unrealized losses relate to changes in interest rates and not credit quality. Management also believes the Company has the ability to hold these securities until maturity or for the foreseeable future and therefore no declines are deemed to be other-than-temporary.

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(3) Loans

The components of loans are summarized as follows (in thousands):

	At December 31,
	2004	2003
Residential lending:
Mortgages (1)	$374,581	302,083
Lot loans	41,369	20,816
Construction	5,405	780

Total Residential lending	421,355	323,679

Commercial lending:
Real Estate Secured	56,267	47,918
Land, Development and Construction	38,091	16,524
Commercial loans	13,257	11,639

Total Commercial lending	107,615	76,081

Consumer loans	657	864

Total loans	529,627	400,624

Add (deduct):
Allowance for loan losses	(3,835)	(2,779)
Net premiums, discounts, deferred fees and costs	3,524	3,346
Undisbursed portion of loans in process	(7,985)	(2,790)

Loans, net	$521,331	398,401

(1)	Includes approximately $1,628,000 and $679,000 of loans held for sale at December 31, 2004 and 2003, respectively.

The following is a summary of information regarding nonaccrual and impaired loans (in thousands):

	At December 31,
	2004	2003
Nonaccrual loans	$2,600	6,396

Accruing loans past due ninety days or more	$—	—

Recorded investment in impaired loans for which there is a related allowance for loan losses	$2,648	8,249

Recorded investment in impaired loans for which there is no related allowance for loan losses	$—	—

Allowance for loan losses related to impaired loans	$290	1,110

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(3) Loans, Continued

	Interest Income Recognized and Received on Impaired Loans	Average Net Recorded Investment in Impaired Loans
For the Year Ended December 31:
2004	$122	4,181

2003	$111	6,343

2002	$134	4,896

The activity in the allowance for loan losses is as follows (in thousands):

	For the Year Ended December 31,
	2004	2003	2002
Balance at beginning of year	$2,779	2,110	1,765
Provision for loan losses	1,180	650	445
Charge-offs	(154)	(31)	(258)
Recoveries	30	50	158

Balance at end of year	$3,835	2,779	2,110

(4) Loan Servicing

Loans serviced for other entities are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were approximately $80.8 million and $92.7 million at December 31, 2004 and 2003, respectively. Loan servicing income (expense), net of amortization of mortgage servicing rights, was approximately $21,000, $(123,000) and $97,000 for the years ended December 31, 2004, 2003 and 2002, respectively and is included in other noninterest income on the consolidated statements of earnings.

The balance of capitalized servicing rights, net of valuation allowances, at December 31, 2004 and 2003, was approximately $868,000 and $973,000, respectively. The fair value of these rights was approximately $868,000 and $973,000, respectively. The fair value of servicing rights at December 31, 2004 was determined using discount rates ranging from 8% to 12.5% and prepayment speeds ranging from 10% to 55%, depending upon the stratification of the specific right.

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(4) Loan Servicing, Continued

The following summarizes mortgage servicing rights capitalized and amortized, along with the aggregate activity in related valuation allowances (in thousands):

	Year Ended December 31,
	2004	2003	2002
Mortgage servicing rights capitalized	$310	260	202
Mortgage servicing rights amortized	$385	542	531
Valuation allowances during year	$30	70	—
Valuation allowances at year-end	$100	70	—

The Company also owns loans serviced by other entities. These loans totaled approximately $293.6 million and $202.8 million at December 31, 2004 and 2003, respectively.

(5) Premises and Equipment

Premises and equipment consisted of the following (in thousands):

	At December 31,
	2004	2003
Land	$1,986	1,973
Bank premises under capital lease	3,490	3,490
Buildings and improvements	4,118	4,808
Leasehold improvements	2,569	637
Furniture, fixtures and equipment	3,059	3,014
Construction in progress	18	124

Total	15,240	14,046
Less accumulated depreciation and amortization	(2,741)	(2,143)

Premises and equipment, net	$12,499	11,903

Accumulated depreciation of approximately $173,000 and $124,000 at December 31, 2004 and 2003, respectively related to bank premises under capital lease.

During February 2002, the Company entered into a land lease for a branch facility in Casselberry, Florida. As part of the lease, the Company paid cash of $200,000 and issued 83,333 shares of common stock. The Company expended approximately $788,000 in construction costs and the branch opened in December 2002.

During 2003, the Company completed the construction of another branch facility in Orange City, Florida that opened in September 2003. The Company also opened a branch facility with a short-term lease in Deltona, Florida in June 2003. The Company owns land near this leased branch and expended approximately $822,000 in construction costs for a permanent facility, which was opened in June 2004. After the new Deltona branch opened, the Company subleased the space utilized by the temporary branch site.

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(5) Premises and Equipment, Continued

During 2001, the Company entered into a lease agreement for its administrative office building, which qualifies as a capital lease. The lease term for the building is fifteen years with fixed annual lease payments and an option to purchase the building for $1 at the end of the term. Future minimum lease payments under this capital lease are as follows (in thousands):

Year Ending December 31,	Amount
2005	$439
2006	439
2007	439
2008	439
2009	439
Thereafter	2,932

Total minimum lease payments	5,127

Less: amount representing interest	(2,078)

Present value of minimum lease payments	$3,049

The Company leases two branch offices, office space in a commercial shopping center that was previously occupied by a branch location and is now subleased to another tenant, and a ground lease which will be the location for a future branch expected to open in 2005 under operating leases. The terms of these leases are for up to twenty years and the leases contain escalation clauses and renewal options. Rent expense under operating leases was approximately $264,000, $242,000 and $238,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Future minimum payments under operating leases are as follows (in thousands):

Year Ending December 31,	Amount
2005	$328
2006	324
2007	317
2008	329
2009 and thereafter	1,935

$3,233

The Company leases space to third parties in its administration building. The Company pays a fee to a third party to manage the property. The Company also subleases space at one of its branch offices and has subleased the entire space used for the temporary branch facility in Deltona. The Company recognized approximately $262,000, $408,000 and $385,000 in rental income during the years ended December 31, 2004, 2003 and 2002, respectively.

The Company owns a parcel of land in Port Orange, Florida and has leased a site in Lake Mary, Florida. Management expects to begin construction of new branch facilities on both sites in the first half of 2005.

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(6) Deposits

At December 31, 2004 and 2003, time deposits of $100,000 or more were approximately $152.2 million and $113.5 million, respectively. At December 31, 2004 the scheduled maturities of time deposits were as follows (in thousands):

Year Ending December 31,	Amount
2005	$186,028
2006	59,918
2007	5,016
2008	305
2009 and thereafter	279

$251,546

Interest expense on deposits is as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Interest-bearing demand deposits	$598	268	113
Money-market accounts	1,421	1,496	1,494
Savings accounts	110	163	139
Time deposits, net of penalties	5,430	5,156	6,774

Total interest expense on deposits	$7,559	7,083	8,520

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(7) Federal Home Loan Bank Advances

A summary of advances from the Federal Home Loan Bank of Atlanta (“FHLB”) are as follows ($ in thousands):

Maturing During the Year Ending December 31,	Interest Rate	At December 31,
		2004	2003	2002
2004	1.15(1)	$—	$25,500	$—
2005	2.00	25,000	25,000	—
2005	2.44(1)	15,000	—	—
2005	1.70	5,000	—	—
2005	1.56	5,000	—	—
2005	2.84	10,000	—	—
2006	1.24(2)	—	5,000	—
2006	0.58(1)(2)	—	5,000	—
2006	3.13	5,000	—	—
2007	5.22	2,200	2,200	2,200
2007	2.01(5)	15,000	—	—
2007	1.26(2)	—	5,000	5,000
2008	1.98(2)	5,000	5,000	—
2008	1.12(2)	—	5,000	—
2008	1.01(2)	—	5,000	—
2009	2.05(3)	5,000	—	—
2009	3.11(4)	10,000	—	—
2011	3.73	—	25,000	25,000
2014	2.93(6)	5,000	—	—
2014	3.03(7)	11,500	—	—
2014	3.22(8)	25,000	—	—

		$143,700	$107,700	$32,200

(1)	Daily advance – or adjustable rate.
(2)	FHLB has the option to call every three months.
(3)	FHLB has the option to call every three months beginning in February 2006.
(4)	FHLB has the option to call every three months beginning in July 2006.
(5)	FHLB has a one-time call option in June 2005.
(6)	FHLB has the option to call every three months beginning in December 2006.
(7)	FHLB has the option to call every three months beginning in September 2007.
(8)	FHLB has the option to call every three months beginning in December 2007.

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

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(8) Other Borrowings

During 2003, the Company entered into a loan agreement with another correspondent bank. Under this agreement, the Company can borrow up to $6,000,000 under a revolving line of credit (“LOC”) for general operations and up to $2,000,000 on a separate nonrevolving line of credit (“ESOP LOC”) for common stock purchases relating to the Company’s Employee Stock Ownership Plan. Both lines are secured by all the Bank’s common stock and both have interest rates of prime minus 12.5 basis points as long as the Company maintains certain loan-to-Company book value percentages. The loan agreement also has certain covenants that the Company is required to meet. The following summarizes the balances and other information pertaining to these loans ($ in thousands):

	Outstanding Balance at December 31,		Available Balance at December 31, 2004	Interest Rate at December 31, 2004	Interest Due	Principal Due
	2004	2003
LOC	$—	4,212	6,000	5.125%	Quarterly	Beginning in June 2005 – principal amortizes over 10 year schedule-due June 2015

ESOP LOC	885	1,005	1,115	5.125%	Quarterly	Annual principal repayments of 10% of outstanding balance increasing 5% per year, due in full in June 2009

Total	$885	5,217	7,115

Total interest expense on other borrowings for the years ended December 31, 2004, 2003 and 2002, was approximately $124,000, $137,000 and $84,000, respectively.

(9) Junior Subordinated Debentures

In September 2003, Federal Trust Statutory Trust I (the “Statutory Trust I”) was formed for the sole purpose of issuing $5,000,000 of trust preferred securities. In accordance with Financial Accounting Standards Interpretation No. 46 “Consolidation of Variable Interest Entities” (as revised December 2003), Federal Trust accounts for Statutory Trust I under the equity method of accounting.

On September 17, 2003, Statutory Trust I sold adjustable-rate Trust Preferred Securities due September 17, 2033 in the aggregate principal amount of $5,000,000 (the “Trust Preferred Securities”) in a pooled trust preferred securities offering. The interest rate on the Trust Preferred Securities adjusts quarterly, to a rate equal to the then current three-month London Interchange Bank Offering Rate (“LIBOR”), plus 295 basis points (5.45% at December 31, 2004). In addition, Federal Trust contributed capital of $155,000 to Statutory Trust I for the purchase of the common securities of Statutory Trust I. The proceeds from these sales were paid to Federal Trust in exchange for $5,155,000 of its adjustable-rate Junior Subordinated Debentures (the “Debentures”) due September 17, 2033. The Debentures have the same terms as the Trust Preferred Securities. The sole asset of Statutory Trust I, the obligor on the Trust Preferred Securities, is the Debentures.

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

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(10) Fair Value of Financial Instruments, Continued

Mortgage Servicing Rights - The fair value of mortgage servicing rights is based on a valuation performed by an independent third-party using certain assumptions relating to the Company’s servicing portfolio.

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

Federal Home Loan Bank Advances - Fair value for Federal Home Loan Bank advances are estimated using the OTS pricing model.

Other Borrowings and Junior Subordinated Debentures - Fair values of these borrowings are estimated using discounted cash flow analysis based on the Company’s current borrowing rates for similar types of borrowing arrangements.

Accrued Interest - The carrying amounts of accrued interest receivable and accrued interest payable approximates fair value.

Off-Balance Sheet Instruments - Fair values for off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows (in thousands):

	At December 31,
	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$7,481	7,481	5,733	5,733
Securities available for sale	41,172	41,172	33,615	33,615
Loans, net	521,331	524,517	398,401	408,560
Federal Home Loan Bank stock	7,385	7,385	5,660	5,660
Accrued interest receivable	3,254	3,254	2,334	2,334
Mortgage servicing rights	868	868	973	973

Financial liabilities:
Deposits	404,116	404,789	314,630	316,627
Federal Home Loan Bank advances	143,700	143,219	107,700	108,605
Other borrowings	885	885	5,217	5,217
Junior subordinated debentures	5,155	5,155	5,155	5,155
Accrued interest payable	811	811	527	527

Off-Balance Sheet financial instruments	—	—	—	—

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(11) Off-Balance Sheet Financial Instruments

The Company has outstanding at any time a significant number of commitments to extend credit. These arrangements are subject to strict credit control assessments and each customer’s credit worthiness is evaluated on a case-by-case basis. A summary of the contractual amounts of off-balance sheet commitments which approximate fair value is as follows (in thousands):

	At December 31
	2004	2003
Unused lines of credit	$11,408	5,341

Commitment to extend credit	$7,526	4,675

Standby letters of credit	$2,738	494

Undisbursed portion of construction loans in process	$7,985	2,790

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters-of-credit are primarily issued to support public and private borrowing arrangements. Essentially, all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. At December 31, 2004, the Company had commitments of approximately $2.7 million in standby letters of credit of which approximately 91% were to two commercial loan customers that were secured by real estate on related land acquisition and development loans to these customers.

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

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(12) Income Taxes

Allocation of Federal and state income taxes between current and deferred portions is as follows (in thousands):

	Current	Deferred	Total
Year Ended December 31, 2004:
Federal	$1,844	(575)	1,269
State	320	(98)	222

Total	$2,164	(673)	1,491

Year Ended December 31, 2003:
Federal	1,390	(289)	1,101
State	224	(49)	175

Total	$1,614	(338)	1,276

Year Ended December 31, 2002:
Federal	955	(73)	882
State	168	(12)	156

Total	$1,123	(85)	1,038

The effective tax rate was different than the statutory Federal income tax rate. A summary and the reasons for the difference are as follows ($ in thousands):

	Year Ended December 31,
	2004		2003		2002
	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings
Tax provision at statutory rate	$1,557	34.0%	$1,378	34.0%	$1,053	34.0%
Increase (decrease) in tax resulting from:
State income taxes, net of federal income tax benefit	147	3.2	116	2.9	103	3.3
Tax-exempt income	(156)	(3.4)	(175)	(4.3)	(78)	(2.5)
Officers’ life insurance, meals and entertainment and other permanent items	(57)	(1.2)%	(43)	(1.1)	(40)	(1.3)

	$1,491	32.6%	$1,276	31.5%	$1,038	33.5%

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(12) Income Taxes, Continued

The tax effects of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts which give rise to significant portions of deferred tax assets and liabilities, are as follows (in thousands):

	At December 31,
	2004	2003
Deferred tax assets:
Allowance for loan losses	$1,281	866
Deferred compensation	283	212
Impaired loan interest	140	97
Impaired securities	397	—
Unrealized loss on securities available for sale	—	182
Other	33	64

Total deferred tax assets	2,134	1,421

Deferred tax liabilities:
Depreciation	(428)	(402)
Mortgage servicing rights	(207)	(233)
Deferred loan fees and costs, net	(343)	(126)
FHLB stock	(24)	(19)
Unrealized gain on securities available for sale	(13)	—

Total deferred tax liabilities	(1,015)	(780)

Net deferred tax assets	$1,119	641

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(13) Regulatory Capital

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the table below) of total and Tier I capital (as defined in the regulations) to total and risk-weighted assets (as defined in the regulations). Management believes, as of December 31, 2004, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2004, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain total risk-based, Tier I risk-based and Tier I leverage percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category. The following table summarizes the capital thresholds for each prompt corrective action capital category. An institution’s capital category is based on whether it meets the threshold for all three capital ratios within the category. The Bank’s actual capital amounts and percentages are also presented in the table ($ in thousands).

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	%	Amount	%	Amount	%
At December 31, 2004:
Total capital (to risk-weighted assets)	$45,648	11.5%	$31,687	8.0%	$39,609	10.0%
Tier I capital (to risk-weighted assets)	41,813	10.6	15,844	4.0	23,765	6.0
Tier I capital (to average adjusted assets)	41,813	7.0	23,924	4.0	29,905	5.0
At December 31, 2003:
Total capital (to risk-weighted assets)	33,877	11.6	23,391	8.0	29,238	10.0
Tier I capital (to risk-weighted assets)	31,149	10.7	11,695	4.0	17,543	6.0
Tier I capital (to average adjusted assets)	31,149	6.8	18,385	4.0	22,981	5.0

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(14) Stock Option Plans

The Company has two stock options plans. The Key Employee Stock Compensation Program, as amended (the “Employee Plan”) is authorized to issue up to 10% of the issued shares up to a maximum of 1,000,000 shares through the exercise of incentive stock options, compensatory stock options, stock appreciation rights or performance shares. All awards granted under the Employee Plan have been incentive stock options. These options have ten year lives and vest ratably over various terms up to five years. At December 31, 2004, the Company had 355,330 options available for future grants under the Employee Plan.

The Directors’ Stock Option Plan, as amended (the “Director Plan”) is authorized to issue up to 140,000 shares. All options granted under the Director Plan have ten year lives, vest immediately and are not exercisable for a period of six months after the grant date. During 2003, all of the remaining options in the Director Plan were granted.

During 1998, 350,000 options were granted under both plans at an exercise price less than the then market price. This amount was being expensed over the related vesting periods of options still outstanding. These options were fully vested during the second quarter of 2003, consequently there was no compensation costs relating to these options recorded after this date. Compensation costs relating to these options was approximately $10,000 and $27,000 for the years ended December 31, 2003 and 2002, respectively.

A summary of stock option transactions follows ($ in thousands, except per share data):

	Number of Options	Range of Per Share Option Price	Aggregate Option Price
Options Granted Under the Employee Plan:
Outstanding at December 31, 2001	305,000	$4.00	$1,220
Options granted	17,446	4.00	70

Outstanding at December 31, 2002	322,446	4.00	1,290

Options granted	127,436	5.09-7.62	933
Options exercised	(70,469)	4.00	(282)
Options forfeited	(1,995)	4.00	(8)

Outstanding at December 31, 2003	377,418	4.00-7.62	1,933

Options granted	3,000	7.62	23
Options exercised	(6)	4.00	—
Options forfeited	(36)	4.00	—

Outstanding at December 31, 2004	380,376	$4.00-7.62	$1,956

Options Granted Under the Director Plan:
Outstanding at December 31, 2001	75,000	$4.00	$300
Options granted	28,061	4.00	112

Outstanding at December 31, 2002	103,061	4.00	412

Options granted	36,939	7.62	282

Outstanding at December 31, 2003 and 2004	140,000	$4.00-7.62	$694

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(14) Stock Option Plans, Continued

The weighted-average remaining contractual life of all options outstanding at December 31, 2004 and 2003 was 5.9 years and 6.9 years, respectively.

The options are exercisable as follows:

Year Ending December 31,	Number of Options	Weighted-Average Exercise Price
Currently exercisable	373,062	$4.59
2005	46,076	5.88
2006	46,076	5.88
2007	29,075	6.99
2008	26,087	7.33

	520,376	$5.09

(15) Employee Benefit Plans

The Company maintains a qualified employee stock ownership plan (the “ESOP”). The ESOP is qualified under Section 4975(e)(7) of the Internal Revenue Code. In addition, the ESOP meets all applicable requirements of the Tax Reform Act of 1986 and is qualified under Section 401 (k) of the Internal Revenue Code. At the discretion of the Board of Directors (the “BOD”), the Company may make a contribution to the ESOP of up to 15% of total compensation paid to employees during the year. Employees are 100% vested after five years of service. Forfeited shares, if any, are redistributed to ESOP participants. The ESOP purchases the Company’s common stock in the open market. During 2003, the ESOP began acquiring shares to hold for future allocations. At December 31, 2004, the ESOP held 119,375 unallocated shares at a total cost of $862,000. At December 31, 2003, the ESOP held 135,592 unallocated shares at a total cost of $979,000. For the years ended December 31, 2004, 2003 and 2002, the Company incurred compensation costs of approximately $152,000, $140,000 and $238,500, respectively related to the ESOP.

In addition, the Company sponsors an employee savings plan (the “401(k) Plan”), which qualifies as a 401(k) plan under the Internal Revenue Code. Under the 401(k) Plan, employees may contribute up to 15% of their pre-tax compensation. The Company makes matching contributions based on a BOD-approved matching schedule. Participants vest immediately in their own contributions and after three years of service in matching contributions made by the Company. One of the options to 401(k) Plan participants is the Company’s common stock. The 401(k) Plan Administrator will purchase the Company’s common stock in open-market transactions after each pay period for those electing to purchase the Company’s stock. 401(k) Plan expenses for the years ended December 31, 2004, 2003 and 2002 were approximately $79,000, $62,000 and $65,000, respectively.

During 2002, the Company began sponsoring the Key Employee Stock Bonus Plan (the “Bonus Plan”). The Bonus Plan is authorized to acquire and issue up to 2% of the Company’s outstanding common stock to non-executive officer employees of the Company. The Company makes BOD-approved contributions to the Bonus Plan. The Bonus Plan then purchases the Company’s common stock in open-market transactions and distributes these shares to employees as they are awarded. The Company recognized expenses of $36,500, $350 and $15,640 in connection with the bonus plan for the years ended December 31, 2004, 2003 and 2002, respectively.

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

The Company has approximately $753,000 and $562,000 in deferred compensation accrued at December 31, 2004 and 2003, respectively, which is included in other liabilities in the accompanying consolidated balance sheets. The Company recognized net earnings (expense) of approximately $56,000, $(40,000) and $82,000, consisting of the earnings on bank-owned life insurance policies, net of compensation expenses accrued, in connection with the Plan during 2004, 2003 and 2002, respectively.

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

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(19) Related Party Transactions

Loans to directors, officers and major stockholders (5% or more) of the Company and their affiliates, which were made at market rates, were made in the ordinary course of business and did not involve more than normal risk of collectibility or present other unfavorable features. Activity in loans to related parties was as follows (in thousands):

	Year Ended December 31,
	2004	2003
Balance at beginning of year	$5,618	2,025
Loans originated	4,500	3,800
Principal repayments	(5,554)	(207)

Balance at end of year	$4,564	5,618

The Company also has two directors whose firms provide legal services for the Company. One director’s firm serves as legal counsel for the Company and also provides regulatory compliance reviews. During the years ended December 31, 2004, 2003 and 2002, the Company paid this related party’s firm approximately $120,000, $129,000 and $183,000 in legal and compliance review fees, respectively. The other director’s firm provides legal services to the Company primarily in the acquisition of properties for future branch locations. The Company paid this related party’s firm approximately $27,000 during the year ended December 31, 2004. No legal fees were paid to this firm for the years ended December 31, 2003 and 2002.

(20) Condensed Parent Company Financial Statements

The condensed financial statements of the Holding Company are presented as follows (in thousands):

Condensed Balance Sheets

	At December 31,
	2004	2003
Assets:
Cash, deposited with subsidiary	$1,477	396
Investment in subsidiary	41,859	30,860
Securities available for sale	643	678
Loans, net	64	3,833
Premises and equipment, net	4,333	4,265
Other assets	369	359

Total assets	$48,745	40,391

Liabilities and stockholders’ equity:

Liabilities: Other borrowings	885	5,217
Capital lease obligation	3,049	3,334
Junior subordinated debentures	5,155	5,155
Other liabilities	269	228

Total liabilities	9,358	13,934

Stockholders’ equity	39,387	26,457

Total liabilities and stockholders’ equity	$48,745	40,391

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(20) Condensed Parent Company Financial Statements, Continued

Condensed Statements of Earnings

	For the Year Ended December 31,
	2004	2003	2002
Revenue:
Interest and dividend income	$246	142	48
Other income	542	562	518

Total income	788	704	566

Expenses:
Directors Fees	166	62	66
Occupancy expense	368	363	360
Interest expense	513	328	211
Other expense	189	208	121

Total expenses	1,236	961	758

Loss before income tax benefit and earnings of subsidiary	(448)	(257)	(192)

Income tax benefit	(178)	(106)	(81)

Loss before earnings of subsidiary	(270)	(151)	(111)

Equity in earnings of subsidiary	3,359	2,928	2,170

Net earnings	$3,089	2,777	2,059

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(20) Condensed Parent Company Financial Statements, Continued

Condensed Statements of Cash Flows

	For the Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net earnings	$3,089	2,777	2,059
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation	74	77	61
Accretion of stock option expense	—	10	27
Allocate ESOP shares	152	—	—
Equity in earnings of subsidiary	(3,359)	(2,928)	(2,170)
Cash provided by (used in) resulting from changes in:
Other assets	(17)	(271)	52
Other liabilities	41	134	85

Net cash (used in) provided by operating activities	(20)	(201)	114

Cash flows from investing activities:
Investment in subsidiary	(7,300)	(4,000)	(2,100)
Dividends received from subsidiary	—	264	—
Net (decrease) increase in loans	3,769	(3,689)	—
Purchase of securities available for sale	—	(144)	—
Proceeds from sale of securities available for sale	51	—	—
Purchase of premises and equipment	(142)	(135)	(482)

Net cash used in investing activities	(3,622)	(7,704)	(2,582)

Cash flows from financing activities:
Net (decrease) increase in other borrowings	(4,332)	4,302	(1,200)
Net proceeds from the sale of common stock	9,969	282	3,971
Proceeds from issuance of junior subordinated debentures	—	5,155	—
Principal repayments under capital lease obligation	(285)	(305)	(313)
Purchase common shares for the ESOP	—	(979)	—
Dividends paid	(629)	(328)	—

Net cash provided by financing activities	4,723	8,127	2,458

Net increase (decrease) in cash	1,081	222	(10)

Cash at beginning of year	396	174	184

Cash at end of year	$1,477	396	174

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(20) Condensed Parent Company Financial Statements, Continued

Condensed Statements of Cash Flows, Continued

	For the Year Ended December 31,
	2004	2003	2002
Supplemental disclosures of noncash transactions:
Change in investment in subsidiary due to change in accumulated other comprehensive income (loss), net change in unrealized gain (loss) on securities available for sale, net of tax	$339	(398)	139

Change in investment in subsidiary due to capital contribution of premises and equipment	$—	—	511

Change in accumulated other comprehensive income, net change in unrealized gain (loss) on securities available for sale, net of tax	$10	54	12

Capital lease entered into for Bank premises	$—	1,500	—

Common stock issued in connection with land lease	$—	—	300

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(21) Selected Quarterly Financial Data (Unaudited)

Summarized quarterly financial data follows (in thousands, except for per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Year Ended December 31, 2004:
Interest income	$5,798	5,586	6,088	7,119	24,591
Interest expense	2,393	2,517	2,713	3,228	10,851

Net interest income	3,405	3,069	3,375	3,891	13,740

Provision for loan losses	550	150	150	330	1,180

Net interest income after provision for loan losses	2,855	2,919	3,225	3,561	12,560

Other income	678	607	680	444	2,409
Other-than-temporary impairment	—	—	—	(1,055)	(1,055)
Other expenses	(2,346)	(2,269)	(2,460)	(2,259)	(9,334)

Earnings before income taxes	1,187	1,257	1,445	691	4,580

Income taxes	377	419	491	204	1,491

Net earnings	$810	838	954	487	3,089

Earnings per share, basic	$.12	.13	.13	.06	.44

Earnings per share, diluted	$.12	.13	.13	.05	.43

Year Ended December 31, 2003:
Interest income	5,493	5,016	4,981	5,431	20,921
Interest expense	2,772	2,446	2,206	2,326	9,750

Net interest income	2,721	2,570	2,775	3,105	11,171

Provision for loan losses	220	105	70	255	650

Net interest income after provision for loan losses	2,501	2,465	2,705	2,850	10,521

Other income	607	663	407	681	2,358
Other expenses	(2,138)	(2,108)	(2,057)	(2,523)	(8,826)

Earnings before income taxes	970	1,020	1,055	1,008	4,053

Income taxes	316	334	339	287	1,276

Net earnings	$654	686	716	721	2,777

Earnings per share, basic and diluted	$.10	.10	.11	.11	.42

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS.

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of the end of the period covered by this report, the Chief Executive and Chief Financial officers of the Company concluded that the Company’s disclosure controls and procedures were adequate.

(b)	Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.

ITEM 8B. OTHER INFORMATION

•	On October 25, 2004, Registrant filed a Form 8-K disclosing its financial results for the fiscal quarter ended September 30, 2004.

•	On November 23, 2004, Registrant filed a Form 8-K announcing the payment of a $.03 cash dividend per share.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Registrant hereby incorporates by reference the sections entitled “Election of Directors” and “Board of Directors and Committee Meetings” contained at pages 4 through 6 of the Proxy Statement to be filed electronically with the Securities and Exchange Commission on or about April 15, 2004. Registrant has adopted a Code of Ethical Conduct that applies to its Chief Executive Officer and Chief Financial Officer. A copy of the Code of Ethical Conduct was filed in 2003 as Exhibit 13 to Form 10KSB.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Registrant had loans outstanding to directors, executive officers or principal shareholders of approximately $4.6 million at December 31, 2004. These loans were made at market rates in the ordinary course of business, and did not involve more than normal risk of collectability. We also have two directors whose firms provide legal services for the Company. One director’s firm serves as legal counsel for the Company and also provides regulatory compliance reviews. During the years ended December 31, 2004, 2003 and 2002, we paid this related party’s firm approximately $120,000, $129,000 and $183,000 in legal and compliance review fees, respectively. The other director’s firm provides legal services to the Company primarily in the acquisition of properties for future branch locations. We paid this related party’s firm approximately $27,000 during the year ended December 31, 2004. No legal fees were paid to this firm for the years ended December 31, 2003 and 2002.

ITEM 13. EXHIBITS

The following exhibits are filed with or incorporated by reference into this report. The exhibits which are marked by (1) were previously filed as a part of, and are hereby incorporated by reference from Registrant’s 2003 10-KSB. The exhibits which are marked by (2) were previously filed as a part of, and are hereby incorporated by reference from Registrant’s Registration Statement on form SB-1, as effective with the Securities and Exchange Commission (“SEC”) on October 7, 1997, Registration No. 333-30883. The exhibits which are marked by (3) were previously filed with the SEC, and are hereby incorporated by reference from Registrant’s 1998 Definitive Proxy Statement. The exhibits which are marked with (4) were previously filed with the SEC, and are hereby incorporated by reference from Registrant’s 1999 Definitive Proxy Statement. The exhibits which are marked with (5) were previously filed with the SEC, and are hereby incorporated by reference from Registrant’s 2001 Definitive Proxy Statement. The exhibits which are marked with (6) were previously filed with the SEC, and are hereby incorporated by reference from Registrant’s 1999 10-KSB. The exhibit numbers correspond to the exhibit numbers in the referenced documents.

Exhibit No.		Description of Exhibit

(2)	3.1	1996 Amended Articles of Incorporation and the 1995 Amended and Restated Articles of Incorporation of Federal Trust

(2)	3.2	1995 Amended and Restated Bylaws of Federal Trust

(3)	3.3	1998 Articles of Amendment to Articles of Incorporation of Federal Trust

(4)	3.4	1999 Articles of Amendment to Articles of Incorporation of Federal Trust

(2)	4.0	Specimen of Common Stock Certificate

(5)	10.1	Amended Employment Agreement By and Among Federal Trust, the Bank and James V. Suskiewich

(5)	10.2	First Amendment to the Amended Employment Agreement by and Among Federal Trust, the Bank and James V. Suskiewich

(1)	10.3	Employee Severance Agreement with Stephen C. Green

(6)	10.4	Amendment to Federal Trust 1998 Key Employee Stock Compensation Program

(6)	10.5	Amendment to Federal Trust 1998 Directors’ Stock Option Plan

(1)	10.6	Employee Severance Agreement with Gregory E. Smith

(1)	10.7	Employee Severance Agreement with Daniel C. Roberts

(1)	10.8	Employee Severance Agreement with Jennifer B. Brodnax

(1)	14.1	Code of Ethical Conduct

	31.1	Certification of Chief Executive Officer, pursuant to Rule 13a - 14(a)

	31.2	Certification of Chief Financial Officer, pursuant to Rule 13a - 14(a)

	32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Registrant hereby incorporates by reference the section titled “Proposal II, Ratification of the Appointment of Auditors for the fiscal year ending December 31, 2004” on page 17 of the Proxy Statement.

SIGNATURES

Pursuant to the requirement of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL TRUST CORPORATION
(Registrant)

Date: March 29, 2005	By:	/s/ James V. Suskiewich
James V. Suskiewich
President and Chief Executive Officer

Date: March 29, 2005	By:	/s/ Gregory E. Smith
Gregory E. Smith
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ James V. Suskiewich James V. Suskiewich	Chairman of the Board and President	March 29, 2005

/s/ A. George Igler A. George Igler	Director	March 29, 2005

/s/ Samuel C. Certo Samuel C. Certo	Director	March 29, 2005

/s/ Kenneth W. Hill Kenneth Hill	Director	March 29, 2005

/s/ George W. Foster George Foster	Director	March 29, 2005

Supplemental information to be furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Registrant intends to mail the 2004 Annual Report and proxy materials to its shareholders on or about April 15, 2005.