Form 10-Q
period 2005-03-31
FEDERAL TRUST CORP
filed 2005-05-13
CIK 842640

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

[ ]     Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _____________ to _____________

Commission file number 33-27139

                            FEDERAL TRUST CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                 Florida                               59-2935028
     ---------------------------------             -------------------
       (State or Other Jurisdiction                 (I.R.S. Employer
     of Incorporation or Organization)             Identification No.)

                               312 West 1st Street
                             Sanford, Florida 32771
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                                 (407) 323-1833
                           ---------------------------
                           (Issuer's Telephone Number)

                                       N/A
         ---------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

    Check whether the Registrant (1) filed all report required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the Small business issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

    Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes [ ] No [X]

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    Common stock, par value $.01 per share          8,073,588 shares
    --------------------------------------     --------------------------
                 (class)                       Outstanding at May 6, 2005

================================================================================

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

                                      INDEX

                                                                                                       PAGE
                                                                                                      -----
PART I. FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

    Condensed Consolidated Balance Sheets -
     At March 31, 2005 (unaudited) and At December 31, 2004....................................           2

    Condensed Consolidated Statements of Earnings (unaudited)
     Three Months ended March 31, 2005 and 2004................................................           3

    Condensed Consolidated Statements of Stockholders' Equity (unaudited)
     Three Months ended March 31, 2005 and 2004................................................           4

    Condensed Consolidated Statements of Cash Flows (unaudited)
     Three Months Ended March 31, 2005 and 2004................................................         5-6

    Notes to Condensed Consolidated Financial Statements (unaudited)...........................        7-12

    Review by Independent Accountants..........................................................          13

    Independent Accountants' Report............................................................          14

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS...................................................................       15-18

  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .........................          19

  ITEM 4.  CONTROLS AND PROCEDURES.............................................................          19

PART II. OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS...................................................................          19

  ITEM 6.  EXHIBITS............................................................................          20

SIGNATURES.....................................................................................          21

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   ($ in thousands, except per share amounts)

                                                                                 AT
                                                                    ------------------------------
                                                                      MARCH 31,       DECEMBER 31,
                                                                        2005             2004
                                                                    -------------    -------------
                                                                     (Unaudited)
ASSETS

Cash and due from banks                                             $       5,562    $       3,645
Interest-earning deposits                                                   2,522            3,836
                                                                    -------------    -------------
  Cash and cash equivalents                                                 8,084            7,481
Securities available for sale                                              47,448           41,172
Loans, less allowance for loan losses of $4,006 in 2005
 and $3,835 in 2004                                                       547,522          521,331
Accrued interest receivable                                                 3,291            3,254
Premises and equipment, net                                                13,162           12,499
Foreclosed assets                                                             306              326
Federal Home Loan Bank stock                                                9,294            7,385
Mortgage servicing rights, net                                                873              868
Bank-owned life insurance                                                   6,766            6,703
Deferred tax asset                                                            991            1,119
Other assets                                                                1,263              993
                                                                    -------------    -------------
    Total assets                                                    $     639,000    $     603,131
                                                                    =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Non-interest-bearing demand deposits                              $      13,613    $      21,305
  Interest-bearing demand deposits                                         47,399           48,792
  Money-market deposits                                                    77,302           76,236
  Savings deposits                                                          5,595            6,237
  Time deposits                                                           259,593          251,546
                                                                    -------------    -------------
    Total deposits                                                        403,502          404,116
  Federal Home Loan Bank advances                                         179,950          143,700
  Other borrowings                                                            885              885
  Junior subordinated debentures                                            5,155            5,155
  Capital lease obligation                                                  2,978            3,049
  Accrued interest payable                                                    986              811
  Official checks                                                             931            1,045
  Other liabilities                                                         4,524            4,983
                                                                    -------------    -------------
    Total liabilities                                                     598,911          563,744
                                                                    -------------    -------------
Stockholders' equity:
  Common stock, $.01 par value, 15,000,000 shares authorized;
   8,073,563 and 8,061,813 shares outstanding in 2005
   and 2004, respectively                                                      81               81
  Additional paid-in capital                                               32,139           32,059
  Retained earnings                                                         9,062            8,089
  Unallocated ESOP shares (117,114 shares in 2005 and
   119,375 shares in 2004)                                                   (846)            (862)
  Accumulated other comprehensive income (loss)                              (347)              20
                                                                    -------------    -------------
    Total stockholders' equity                                             40,089           39,387
                                                                    -------------    -------------
    Total liabilities and stockholders' equity                      $     639,000    $     603,131
                                                                    =============    =============

See Accompanying Notes to Condensed Consolidated Financial Statements.

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
                    (In thousands, except per share amounts)

                                                                          THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                    ------------------------------
                                                                         2005             2004
                                                                    -------------    -------------
Interest income:
  Loans                                                             $       6,896    $       5,453
  Securities                                                                  447              292
  Other                                                                       109               53
                                                                    -------------    -------------
    Total interest income                                                   7,452            5,798
                                                                    -------------    -------------
Interest expense:
  Deposits                                                                  2,433            1,658
  Other                                                                     1,229              735
                                                                    -------------    -------------
    Total interest expense                                                  3,662            2,393
                                                                    -------------    -------------
    Net interest income                                                     3,790            3,405
Provision for loan losses                                                     180              550
                                                                    -------------    -------------
    Net interest income after provision for loan losses                     3,610            2,855
                                                                    -------------    -------------
Other income:
  Service charges and fees                                                     79              224
  Gain on sale of loans held for sale                                          77              159
  Net gain (loss) on sale of securities available for sale                    135               (1)
  Rental income                                                                72               68
  Increase in cash surrender value of life insurance policies                  63               70
  Other                                                                       203              158
                                                                    -------------    -------------
    Total other income                                                        629              678
                                                                    -------------    -------------
Other expenses:
  Salary and employee benefits                                              1,167            1,166
  Occupancy expense                                                           409              382
  Professional services                                                       203              209
  Data processing                                                             160              155
  Marketing and advertising                                                    61               72
  Other                                                                       354              362
                                                                    -------------    -------------
    Total other expenses                                                    2,354            2,346
                                                                    -------------    -------------
    Earnings before income taxes                                            1,885            1,187

Income taxes                                                                  670              377
                                                                    -------------    -------------
    Net earnings                                                    $       1,215    $         810
                                                                    =============    =============
Earnings per share:
  Basic                                                             $         .15    $         .12
                                                                    =============    =============
  Diluted                                                           $         .15    $         .12
                                                                    =============    =============
Weighted-average shares outstanding for (in thousands):
  Basic                                                                     7,951            6,529
                                                                    =============    =============
  Diluted                                                                   8,180            6,683
                                                                    =============    =============
Cash dividends per share                                            $         .03    $         .02
                                                                    =============    =============

See Accompanying Notes to Condensed Consolidated Financial Statements.

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                ($ in thousands)

                                                COMMON STOCK        ADDITIONAL                 UNALLOCATED
                                          -----------------------     PAID-IN     RETAINED        ESOP
                                            SHARES       AMOUNT       CAPITAL     EARNINGS       SHARES
                                          ----------   ----------   ----------   ----------    -----------
Balance at December 31, 2003               6,661,807   $       67   $   22,069   $    5,629    $      (979)

Comprehensive income:
  Net earnings (unaudited)                         -            -            -          810              -
  Change in unrealized loss on
   securities available for sale,
   net of income taxes of $173
   (unaudited)                                     -            -            -            -              -
Comprehensive income (unaudited)
Issuance of common stock, stock
 options exercised (unaudited)                     6            -            -            -              -
ESOP shares allocated (4,453 shares)
 (unaudited)                                       -            -            -            -             32
Dividends paid (unaudited)                         -            -            -         (133)             -
                                          ----------   ----------   ----------   ----------    -----------
Balance at March 31, 2004
 (unaudited)                               6,661,813   $       67   $   22,069   $    6,306    $      (947)
                                          ==========   ==========   ==========   ==========    ===========
Balance at December 31, 2004               8,061,813   $       81   $   32,059   $    8,089    $      (862)

Comprehensive income:
  Net earnings (unaudited)                         -            -            -        1,215              -

  Change in unrealized loss on
   securities available for sale,
   net of income taxes of $222
   (unaudited)                                     -            -            -            -              -
Comprehensive income (unaudited)
Tax benefit related to
 exercise of stock options (unaudited)             -            -           26            -              -
Issuance of common stock, stock
 options exercised (unaudited)                11,750            -           47            -              -
ESOP shares allocated (2,261 shares)
 (unaudited)                                       -            -            7            -             16
Dividends paid (unaudited)                         -            -            -         (242)             -
                                          ----------   ----------   ----------   ----------    -----------
Balance at March 31, 2005
 (unaudited)                               8,073,563   $       81   $   32,139   $    9,062    $      (846)
                                          ==========   ==========   ==========   ==========    ===========

                                           ACCUMULATED
                                              OTHER
                                          COMPREHENSIVE        TOTAL
                                             INCOME        STOCKHOLDERS'
                                             (LOSS)           EQUITY
                                          -------------    -------------
Balance at December 31, 2003              $        (329)   $      26,457
                                                           -------------
Comprehensive income:
  Net earnings (unaudited)                            -              810
  Change in unrealized loss on
   securities available for sale,
   net of income taxes of $173
   (unaudited)                                      312              312
                                                           -------------
                                                                   1,122
Comprehensive income (unaudited)
Issuance of common stock, stock
 options exercised (unaudited)                        -                -
ESOP shares allocated (4,453 shares)
 (unaudited)                                          -               32
Dividends paid (unaudited)                            -             (133)
                                          -------------    -------------
Balance at March 31, 2004
 (unaudited)                              $         (17)   $      27,478
                                          =============    =============

Balance at December 31, 2004              $          20    $      39,387
                                                           -------------

Comprehensive income:
  Net earnings (unaudited)                            -            1,215

  Change in unrealized loss on
   securities available for sale,
   net of income taxes of $222
   (unaudited)                                     (367)            (367)
                                                           -------------
Comprehensive income (unaudited)                                     848
Tax benefit related to
 exercise of stock options (unaudited)                -               26
Issuance of common stock, stock
 options exercised (unaudited)                        -               47
ESOP shares allocated (2,261 shares)
 (unaudited)                                          -               23
Dividends paid (unaudited)                            -             (242)
                                          -------------    -------------
Balance at March 31, 2005
 (unaudited)                              $        (347)   $      40,089
                                          =============    =============

See Accompanying Notes to Condensed Consolidated Financial Statements.

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (in thousands)

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31
                                                                                   ----------------------
                                                                                      2005         2004
                                                                                   ---------    ---------
Cash flows from operating activities:
  Net earnings                                                                     $   1,215    $     810
  Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
    Depreciation and amortization                                                        179          176
    Provision for loan losses                                                            180          550
    Provision for deferred taxes                                                          65            -
    Net amortization of premiums and discounts on securities                              23          330
    Net amortization of loan origination fees, costs, premiums and discounts             249           88
    Amortization of mortgage servicing rights                                             80           95
    Valuation allowance on mortgage servicing rights                                       -           30
    Earnings on bank-owned life insurance                                                (63)         (70)
    Proceeds from sales of loans held for sale                                         5,173        8,811
    Loans originated for resale                                                       (7,260)      (1,951)
    Gain on sale of loans held for sale                                                  (77)        (159)
    Net (gain) loss on sales of securities available for sale                           (135)           1
    Tax benefit from exercise of stock options                                            26            -
    Cash provided by (used in) resulting from changes in:
      Accrued interest receivable                                                        (37)          (3)
      Other assets                                                                        15          (23)
      Accrued interest payable                                                           175          107
      Official checks                                                                   (114)        (942)
      Other liabilities                                                                 (685)         456
                                                                                   ---------    ---------
      Net cash (used in) provided by operating activities                               (991)       8,306
                                                                                   ---------    ---------
Cash flows from investing activities:
  Purchase of securities available for sale                                           (9,638)      (4,000)
  Proceeds from principal repayments and sales of securities available for sale        5,423        3,929
  Loan principal repayments, net of originations                                       3,994        7,695
  Purchase of loans                                                                  (31,197)     (31,160)
  Purchase of premises and equipment                                                    (842)        (256)
  Net (purchase) redemption of Federal Home Loan Bank stock                           (1,909)         290
  Net proceeds from sale of foreclosed assets                                            144          722
                                                                                   ---------    ---------
      Net cash used in investing activities                                          (34,025)     (22,780)
                                                                                   ---------    ---------
Cash flows from financing activities:
  Net (decrease) increase in deposits                                                   (614)      20,940
  Net increase (decrease) in Federal Home Loan Bank advances                          36,250       (7,300)
  Principal repayments under capital lease obligation                                    (71)         (72)
  Net increase in advance payments from borrowers for taxes and insurance                249          363
  Dividends paid                                                                        (242)        (133)
  Net proceeds from the sale of common stock                                              47            -
                                                                                   ---------    ---------
      Net cash provided by financing activities                                       35,619       13,798
                                                                                   ---------    ---------
Net increase (decrease) in cash and cash equivalents                                     603         (676)

Cash and cash equivalents at beginning of period                                       7,481        5,733
                                                                                   ---------    ---------
Cash and cash equivalents at end of period                                         $   8,084    $   5,057
                                                                                   =========    =========

                                                                     (continued)

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

                                 (in thousands)

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31
                                                                            -------------------
                                                                              2005       2004
                                                                            --------   --------
Supplemental disclosure of cash flow information-
  Cash paid during the period for:
    Interest                                                                $  3,487   $  2,286
                                                                            ========   ========
    Income taxes                                                            $    125   $    160
                                                                            ========   ========
Noncash transactions:
  Foreclosed assets acquired in settlement of loans                         $    124   $    409
                                                                            ========   ========
  Accumulated other comprehensive income (loss), net change in unrealized
   gain (loss) on securities available for sale, net of tax                 $   (367)  $    312
                                                                            ========   ========
  Transfer of loans in portfolio to loans held for sale                     $     -    $  6,609
                                                                            ========   ========
  Mortgage servicing rights recognized upon sale of loans held for sale     $     85   $      8
                                                                            ========   ========
  ESOP shares allocated                                                     $     23   $     32
                                                                            ========   ========
  Securitization of loans held for sale                                     $  2,538   $      -
                                                                            ========   ========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1) DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

    Organization. Federal Trust Corporation ("Federal Trust") is the sole shareholder of Federal Trust Bank (the "Bank"). Federal Trust operates as a unitary savings and loan holding company. Federal Trust's business activities primary include the operation of the Bank. The Bank is federally-chartered as a stock savings bank. The Bank's deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation. The Bank provides a wide range of banking services to individual and corporate customers through its six offices located in Orange, Seminole and Volusia Counties, Florida.

    The condensed consolidated financial statements include the accounts of Federal Trust and the Bank (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

    In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (principally consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2005, and the results of operations and cash flows for the three-month periods ended March 31, 2005 and 2004. The results of operations for the three-month period ended March 31, 2005, are not necessarily indicative of the results to be expected for the entire year ended December 31, 2005. These statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10 - KSB for the year ended December 31, 2004.

(2) LOANS

    The components of loans are summarized as follows (in thousands):

                                                                   AT MARCH 31,   AT DECEMBER 31,
                                                                       2005            2004
                                                                  -------------   ---------------
        Residential Lending:
          Mortgages (1)                                           $     380,650   $       374,581
          Lot loans                                                      43,774            41,369
          Construction                                                   10,957             5,405
                                                                  -------------   ---------------
            Total Residential lending                                   435,381           421,355
                                                                  -------------   ---------------
        Commercial Lending:
          Real Estate Secured                                            64,110            56,267
          Land, Development and Construction                             42,454            38,091
          Commercial loans                                               12,540            13,257
                                                                  -------------   ---------------
            Total Commercial lending                                    119,104           107,615

        Consumer loans                                                      499               657
                                                                  -------------   ---------------
            Total loans                                                 554,984           529,627

        Add (deduct):
          Allowance for loan losses                                      (4,006)           (3,835)
          Net premiums, discounts, deferred fees and costs                3,809             3,524
          Undisbursed portion of loans in process                        (7,265)           (7,985)
                                                                  -------------   ---------------
            Loans, net                                            $     547,522   $       521,331
                                                                  =============   ===============

    (1) Includes approximately $1,169,000 and $1,628,000 of loans held for sale at March 31, 2005 and December 31, 2004, respectively.

                                                                     (continued)

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

(2) LOANS, CONTINUED

    The following is a summary of information regarding nonaccrual and impaired loans (in thousands):

                                                                           AT
                                                              -----------------------------
                                                                 MARCH 31,     DECEMBER 31,
                                                                   2005            2004
                                                              -------------   -------------
        Nonaccrual loans                                      $       2,227   $       2,600
                                                              =============   =============
        Accruing loans past due ninety days or more           $           -   $           -
                                                              =============   =============
        Recorded investment in impaired loans for which
         there is a related allowance for loan losses         $       2,272   $       2,648
                                                              =============   =============
        Recorded investment in impaired loans for which
         there is no related allowance for loan losses        $           -   $           -
                                                              =============   =============
        Allowance for loan losses related to impaired loans   $         334   $         290
                                                              =============   =============

                                                                   THREE MONTHS ENDED
                                                                         MARCH 31,
                                                              -----------------------------
                                                                   2005            2004
                                                              -------------   -------------
        Interest income recognized and
         received on impaired loans                           $          29   $          43
                                                              =============   =============
        Average net recorded investment
         in impaired loans                                    $       2,148   $       5,684
                                                              =============   =============

    The activity in the allowance for loan losses is as follows (in thousands):

                                                                   THREE MONTHS ENDED
                                                                         MARCH 31,
                                                              -----------------------------
                                                                   2005            2004
                                                              -------------   -------------
        Balance at beginning of period                        $       3,835   $       2,779
        Provision for loan losses                                       180             550
        Charge-offs                                                     (10)            (48)
        Recoveries                                                        1               2
                                                              -------------   -------------
        Balance at end of period                              $       4,006   $       3,283
                                                              =============   =============

    A provision for loan losses is charged to earnings based upon management's evaluation of the potential losses in its loan portfolio. During the three months ended March 31, 2005, management made a provision of $180,000 based on its evaluation of the loan portfolio, compared to a provision of $550,000 made in the comparable period in 2004. At March 31, 2005, management believes that the allowance is adequate, primarily as a result of the overall quality, and the high percentage of residential single family home loans, in the portfolio.

                                                                     (continued)

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

(3) REGULATORY CAPITAL

    The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's and the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets and Tier I capital to average adjusted assets (as defined in the regulations). Management believes that, as of March 31, 2005, the Bank exceeds the minimum capital adequacy requirements to which it is subject.

    In addition, as of March 31, 2005, the Bank met the requirements to be categorized as "well" capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain total risk-based, Tier I risk-based and Tier I leverage percentages as set forth in the table below. There are no conditions or events since March 31, 2005 that management believes would change the institution's categorization as well capitalized. The following table summarizes the capital thresholds for each prompt corrective action capital category. An institution's capital category is based on whether it meets the threshold for all three capital ratios within the category. The Bank's actual capital amounts and percentages are also presented in the table ($ in thousands).

                                                                                              TO BE WELL CAPITALIZED
                                                                                                   UNDER PROMPT
                                                                    FOR CAPITAL ADEQUACY        CORRECTIVE ACTION
                                                ACTUAL                   PURPOSES                   PROVISIONS
                                       -----------------------    -----------------------    -----------------------
                                         AMOUNT         %           AMOUNT          %          AMOUNT         %
                                       ----------   ----------    ----------   ----------    ----------   ----------
        At March 31, 2005:
          Total capital (to risk-
           weighted assets)            $   47,033         11.0%   $   34,209          8.0%   $   42,761         10.0%
          Tier I capital (to risk
           weighted assets)                43,027         10.1        17,104          4.0        25,656          6.0
          Tier I capital (to average
           adjusted assets)                43,027          6.8        25,363          4.0        31,704          5.0

                                                                     (continued)

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

(4) EARNINGS PER SHARE OF COMMON STOCK

    The Company follows the provisions of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 provides accounting and reporting standards for calculating earnings per share. Basic earnings per share of common stock has been computed by dividing the net earnings for the period by the weighted-average number of shares outstanding. Shares of common stock purchased by the Company's Employee Stock Ownership Plan ("ESOP") are considered outstanding when the shares are allocated to participants. Diluted earnings per share is computed by dividing net earnings by the weighted-average number of shares outstanding including the dilutive effect of stock options computed using the treasury stock method. The following table presents the calculation of basic and diluted earnings per share of common stock (in thousands, except per share amounts):

                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                          --------------------
                                                            2005        2004
                                                          --------    --------
        Weighted-average shares outstanding before
         adjustment for unallocated ESOP shares              8,068       6,662
        Adjustment to reflect the effect of unallocated
         ESOP shares                                          (117)       (133)
                                                          --------    --------
        Weighted-average shares outstanding
         for basic earnings per share                        7,951       6,529
                                                          ========    ========
        Basic earnings per share                          $    .15    $    .12
                                                          ========    ========
        Total weighted-average shares outstanding
         for basic earnings per share computation            7,951       6,529
        Additional dilutive shares using the average
         market value for the period utilizing the
         treasury stock method regarding stock options         229         154
                                                          --------    --------
        Weighted-average shares and equivalents
         outstanding for diluted earnings per share          8,180       6,683
                                                          ========    ========
        Diluted earnings per share                        $    .15    $    .12
                                                          ========    ========

                                                                     (continued)

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

(5) STOCK COMPENSATION PLANS

    The Company has two stock options plans. The Key Employee Stock Compensation Program (the "Employee Plan") is authorized to issue up to 10% of the issued shares up to a maximum of 1,000,000 shares through the exercise of incentive stock options, compensatory stock options, stock appreciation rights or performance shares. All awards granted under the Employee Plan have been incentive stock options. These options have ten year terms and vest ratably over various terms up to five years. At March 31, 2005, the Company had 332,479 options available for future grants under the Employee Plan.

    The Directors' Stock Option Plan (the "Director Plan") is authorized to issue up to 140,000 shares. All options granted under the Director Plan have ten year terms, vest immediately and are not exercisable for a period of six months after the grant date. At March 31, 2005, all of the allocated options in the Director Plan had been granted.

    A summary of stock option transactions for the three-month periods ended March 31, 2005 and 2004 follows ($ in thousands, except per share data):

                                                        NUMBER        RANGE OF     AGGREGATE
                                                          OF          PER SHARE      OPTION
                                                       OPTIONS      OPTION PRICE     PRICE
                                                      ----------    ------------   ----------
        OPTIONS GRANTED UNDER THE EMPLOYEE PLAN:
          Outstanding at December 31, 2003               377,418    $  4.00-7.62   $    1,933

          Options granted                                  3,000            7.62           23
          Options exercised                                   (6)           4.00            -
          Options forfeited                                  (36)           4.00            -
                                                      ----------                   ----------
          Outstanding at March 31, 2004                  380,376    $  4.00-7.62   $    1,956
                                                      ==========    ============   ==========
          Outstanding at December 31, 2004               380,376    $  4.00-7.62   $    1,956
          Options granted                                 24,072           10.25          247
          Options forfeited                                  (46)           4.00            -
                                                      ----------                   ----------
          Outstanding at March 31, 2005                  404,402    $ 4.00-10.25   $    2,203
                                                      ==========    ============   ==========
        OPTIONS GRANTED UNDER THE DIRECTOR PLAN:
          Outstanding at December 31, 2003 and 2004      140,000    $  4.00-7.62   $      694
          Options Exercised                              (11,750)           4.00          (47)
                                                      ----------                   ----------
          Outstanding at March 31, 2005                  128,250    $  4.00-7.62   $      647
                                                      ==========    ============   ==========

                                                                     (continued)

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

(5) STOCK COMPENSATION PLANS, CONTINUED

    Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148 Accounting for Stock Based Compensation transition and disclosure, ("SFAS No. 123") requires pro forma fair value disclosures if the intrinsic value method is being utilized to calculate the fair value of options. For purposes of pro forma disclosures, the estimated fair value is included in expense in the period vesting occurs. The proforma information has been determined using the Black-Scholes model as if the Company had accounted for its stock options under the fair value method of SFAS No. 123. The Company accounts for its stock option plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25. No stock-based employee compensation cost is reflected in net earnings, as all stock options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates assumptions used in calculating the grant-date fair value and the effect on net earnings and basic and diluted earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation ($ in thousands, except per share amounts):

                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                         -------------------------
                                                            2005           2004
                                                         ----------     ----------
        Assumptions for grants made during the period:
          Weighted-average risk-free rate of return            4.34%          4.68%
          Annualized dividend yield                            1.17%          1.05%
          Expected life of options granted                  7 years       10 years
          Expected stock volatility                            20.0%          20.0%
        Number of options granted during the period          24,072          3,000
                                                         ==========     ==========
        Grant-date fair value of options issued
         during the period                               $       68     $        8
                                                         ==========     ==========
        Grant-date fair value per share of options
         issued during the period                        $     2.84     $     2.68
                                                         ==========     ==========
        Net earnings, as reported                        $    1,215     $      810
        Deduct:  Total stock-based employee
         compensation determined under the fair
         value based method for all awards, net of
         related tax benefit                                    (61)           (45)
                                                         ----------     ----------
        Proforma net earnings                            $    1,154     $      765
                                                         ==========     ==========
        Basic earnings per share:
          As reported                                    $      .15     $      .12
                                                         ==========     ==========
          Proforma                                       $      .15     $      .12
                                                         ==========     ==========
        Diluted earnings per share:
          As reported                                    $      .15     $      .12
                                                         ==========     ==========
          Proforma                                       $      .14     $      .11
                                                         ==========     ==========

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

             REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Hacker, Johnson & Smith PA, the Company's independent registered public accounting firm, have made a limited review of the financial data as of March 31, 2005, and for the three-month periods ended March 31, 2005 and 2004 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board (United States).

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Federal Trust Corporation
Sanford, Florida:

        We have reviewed the accompanying condensed consolidated balance sheet of Federal Trust Corporation and Subsidiary (the "Company") as of March 31, 2005, and the related condensed consolidated statements of earnings, stockholders' equity and cash flows for the three-month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of the Company's management.

        We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

        Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

        We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004, and the related consolidated statements of earnings, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 15, 2005 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ Hacker, Johnson & Smith PA


HACKER, JOHNSON & SMITH PA
Orlando, Florida
May 9, 2005

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               COMPARISON OF MARCH 31, 2005 AND DECEMBER 31, 2004

GENERAL

        Federal Trust Corporation ("Federal Trust") is the sole shareholder of Federal Trust Bank (the "Bank"). Federal Trust operates as a unitary savings and loan holding company. Federal Trust's business activities primarily include the operation of the Bank. The Bank is federally-chartered as a stock savings bank and the Bank's deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation. The Bank provides a wide range of banking services to individual and corporate customers through its six offices located in Seminole, Orange and Volusia Counties, Florida.

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

CAPITAL RESOURCES

        During the three months ended March 31, 2005, the Company's primary source of funds consisted of a net increase in Federal Home Loan Bank Advances of $36.3 million. The Company used its capital resources principally to purchase loans of $31.2 million, and to purchase securities available for sale of $9.6 million.

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

        A summary of the amounts of the Company's financial instruments, with off-balance sheet risk at March 31, 2005, follows (in thousands):

                                                     Contract
                                                      Amount
                                                     --------
            Commitments to extend credit             $  7,288

            Unused lines of credit                   $  4,294

            Standby letters of credit                $  2,872

            Loans in process                         $ 23,478

        Management believes the Company has adequate resources to fund all its commitments. At March 31, 2005, the Company had approximately $202 million in time deposits maturing in one year or less. Management also believes that, if so desired, it can adjust the rates on time deposits to retain or obtain new deposits in a changing interest rate environment.

        Management believes the Bank was in compliance with all minimum capital requirements which it was subject to at March 31, 2005. See note 3 to the condensed consolidated financial statements.

        Management is not aware of any trends, demands, commitments or uncertainties which are expected to have a material impact on future operating results, liquidity or capital resources.

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, information regarding: (i) the total dollar amount of interest income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average costs; (iii) net interest/dividend income; (iv) interest-rate spread; and (v) net interest margin (in thousands).

                                                                           THREE MONTHS ENDED MARCH 31,
                                                -----------------------------------------------------------------------------
                                                                2005                                    2004
                                                ------------------------------------    -------------------------------------
                                                                            AVERAGE                                 AVERAGE
                                                  AVERAGE                    YIELD/       AVERAGE                    YIELD/
                                                  BALANCE     INTEREST       COST         BALANCE     INTEREST        COST
                                                ----------   ----------   ----------    ----------   ----------    ----------
Interest-earning assets:
  Loans (1)                                     $  529,980   $    6,896         5.20%   $  412,119   $    5,453          5.29%
  Securities                                        43,591          447         4.10        33,408          292          3.50
  Other interest-earning assets (2)                 10,111          109         4.31         6,716           53          3.16
                                                ----------   ----------   ----------    ----------   ----------    ----------

    Total interest-earning assets                  583,682        7,452         5.11       452,243        5,798          5.13

Noninterest-earning assets                          31,063                                  27,840
                                                ----------                              ----------

    Total assets                                $  614,745                              $  480,083
                                                ==========                              ==========

Interest-bearing liabilities:
  Noninterest-bearing demand deposits           $   14,720            -            -    $    7,622            -             -
  Interest-bearing demand and money-
   market deposits                                 126,302          723         2.29        93,994          408          1.74
  Savings deposits                                   5,790           20         1.38         8,537           31          1.45
  Time deposits                                    256,521        1,690         2.64       214,230        1,219          2.28
                                                ----------   ----------   ----------    ----------   ----------    ----------

    Total deposits                                 403,333        2,433         2.41       324,383        1,658          2.04

  Borrowings (3)                                   166,276        1,229         2.96       123,278          735          2.38
                                                ----------   ----------   ----------    ----------   ----------    ----------
    Total interest-bearing liabilities             569,609        3,662         2.57       447,661        2,393          2.14

Noninterest-bearing liabilities                      5,398                                   5,459
Stockholders' equity                                39,738                                  26,963
                                                ----------                              ----------
    Total liabilities and stockholders' equity  $  614,745                              $  480,083
                                                ==========                              ==========

Net interest income                                          $    3,790                              $    3,405
                                                             ==========                              ==========

Interest-rate spread (4)                                                        2.54%                                    2.99%
                                                                          ==========                               ==========

Net interest margin (5)                                                         2.60%                                    3.01%
                                                                          ==========                               ==========

Ratio of average interest-earning assets to
 average interest-bearing liabilities                 1.02                                                 1.01
                                                ==========                                           ==========

(1)     Includes non-accrual loans.
(2)     Includes Federal Home Loan Bank stock and interest-earning deposits.
(3) Includes Federal Home Loan Bank advances, other borrowings, junior subordinated debentures and capital lease obligation.
(4) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5) Net interest margin is annualized net interest income divided by average interest-earning assets.

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

       COMPARISON OF THE THREE-MONTH PERIODS ENDED MARCH 31, 2005 AND 2004

General. The Company had net earnings for the three-month period ended March 31, 2005, of $1.2 million or $.15 per basic and diluted share, compared to $810,000 or $.12 per basic and diluted share for the same period in 2004. The increase in net earnings was primarily due to an increase in net interest income, while other expenses were essentially unchanged.

Interest Income. Interest income increased by $1.7 million or 29% to $7.5 million for the three-months ended March 31, 2005, from $5.8 million for the same period in 2004. Interest income on loans increased $1.4 million to $6.9 million in 2005, due to an increase in the average amount of loans outstanding from $412.1 million in 2004 to $530.0 million in 2005, partially offset by a decrease in the average yield earned on loans from 5.29% for the three-month period ended March 31, 2004, to 5.20% for the comparable period in 2005. Interest income on securities increased by $155,000 for the three-month period ended March 31, 2005, over the same period in 2004. Management expects the rates earned on the earning asset portfolio to fluctuate with general market rates.

Interest Expense. Interest expense increased by $1.3 million or 53% during the three-month period ended March 31, 2005, compared to the same period in 2004. Interest on deposits increased $775,000 or 47% to $2.4 million in 2005 from $1.7 million in 2004. The increase in interest on deposits was a result of an increase in average deposits outstanding from $324.4 million in 2004 to $403.3 million in 2005, together with an increase in the average cost of deposits from 2.04% for the three-month period ended March 31, 2004, to 2.41% for the comparable period in 2005. Interest on other borrowings increased to $1.2 million in 2005 from $735,000 in 2004, primarily as a result of an increase in the average amount of other borrowings outstanding from $123.3 million in 2004 to $166.3 million in 2005 and an increase in the average cost from 2.38% to 2.95% from 2004 to 2005. Management expects to continue to use FHLB advances and other borrowings as a liability management tool.

Provision for Loan Losses. A provision for loan losses is charged to earnings based upon management's evaluation of the losses in its loan portfolio. During the quarter ended March 31, 2005, management recorded a provision for loan losses of $180,000 based on its evaluation of the loan portfolio, which was a decrease of $370,000 from the same period in 2004. The allowance for loan losses at March 31, 2005, was $4.0 million compared to $3.8 million at December 31, 2004. As a percent of total loans outstanding, the allowance for loan losses was ..72% at both March 31, 2005 and December 31, 2004. Management believes the allowance for loan losses at March 31, 2005 is adequate.

Other Income. Other income decreased to $629,000 for the first quarter of 2005 from $678,000 for the three-month period ended March 31, 2004. The decrease in other income resulted from a decline in service charges and fees, plus gains on the sale of loans, partially offset by an increase in the net gain on sales of securities available for sale.

Other Expenses. Other expenses were $2.4 million for the three-month period ended March 31, 2005, and was virtually unchanged from the same period in 2004. Salaries and employee benefits increased $1,000 and occupancy expense increased $27,000 while marketing and advertising and other expenses decreased $19,000.

Income Taxes. Income taxes for the three months ended March 31, 2005, was $670,000 (an effective rate of 35.5%), compared to $377,000 (an effective rate of 31.8%) for the same period in 2004.

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest-rate risk inherent in its lending, investment and deposit taking activities. The Company has little or no risk related to trading accounts, commodities or foreign exchange.

        Management actively monitors and manages its interest rate risk exposure. The primary objective in managing interest-rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company's net interest income and capital, while adjusting the Company's asset-liability structure to obtain the maximum yield-cost spread on that structure. Management relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates could adversely impact the Company's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. There has been no significant change in the Company's market risk exposure since December 31, 2004.

ITEM 4.   CONTROLS AND PROCEDURES

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

                    FEDERAL TRUST CORPORATION AND SUBSIDIARY

Item 6.   Exhibits

    (a) Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are marked by a (1) were previously filed as a part of, and are hereby incorporated by reference from Registrant's Registration Statement on form SB-1, as effective with the Securities and Exchange Commission ("SEC") on October 7, 1997, Registration No. 333-30883. The exhibits which are marked by a (2) were previously filed with the SEC, and are hereby incorporated by reference from Registrant's 1998 Definitive Proxy Statement. The exhibits which are marked with a (3) were previously filed with the SEC, and are hereby incorporated by reference from Registrant's 1999 Definitive Proxy Statement. The exhibits which are marked with a (4) were previously filed with the SEC, and are hereby incorporated by reference from Registrant's 2001 Definitive Proxy Statement. The exhibits which are marked with a (5) were previously filed with the SEC, and are hereby incorporated by reference from Registrant's 1999 Form 10-KSB. The exhibits which are marked with a (6) were previously filed with the SEC and are hereby incorporated by reference from the Registrant's 2004 Form 10-KSB. The exhibit numbers correspond to the exhibit numbers in the referenced documents. The exhibits which are marked with a (7) were previously filed with the SEC, and are hereby incorporated by reference from Registrant's 2005 Definitive Proxy Statement.

           EXHIBIT NO.                    DESCRIPTION OF EXHIBIT
           -----------   -------------------------------------------------------
          (1)  3.1       1996 Amended Articles of Incorporation and the 1995
                         Amended and Restated Articles of Incorporation of
                         Federal Trust

          (1)  3.2       1995 Amended and Restated Bylaws of Federal Trust

          (2)  3.3       1998 Articles of Amendment to Articles of
                         Incorporation of Federal Trust

          (3)  3.4       1999 Articles of Amendment to Articles of
                         Incorporation of Federal Trust

          (1)  4.0       Specimen of Common Stock Certificate

          (4) 10.1 Amended Employment Agreement By and Among Federal Trust, the Bank and James V. Suskiewich

          (4) 10.2 First Amendment to the Amended Employment Agreement By and Among Federal Trust, the Bank and James V. Suskiewich

          (6) 10.3       Employee Severance Agreement with Stephen C. Green

          (5) 10.4 Amendment to Federal Trust 1998 Key Employee Stock Compensation Program

          (5) 10.5       Amendment to Federal Trust 1998 Directors' Stock Option
                         Plan

          (6) 10.6       Employee Severance Agreement with Gregory E. Smith

          (6) 10.7       Employee Severance Agreement with Daniel C. Roberts

          (6) 10.8       Employee Severance Agreement with Jennifer B. Brodnax

          (7) 10.9       2005 Directors' Stock Plan

          (6) 14.1       Code of Ethical Conduct

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

                               FEDERAL TRUST CORPORATION
                                (Small business issuer)


Date:  May 13, 2005            By:   /s/ James V. Suskiewich
                                     --------------------------------------
                                     James V. Suskiewich
                                     President and Chief Executive Officer


Date:  May 13, 2005            By:   /s/ Gregory E. Smith
                                     --------------------------------------
                                     Gregory E. Smith
                                     Executive Vice President and
                                     Chief Financial Officer