Form 10-Q
period 2005-06-30
FEDERAL TRUST CORP
filed 2005-08-04
CIK 842640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the Small business issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common stock, par value $.01 per share	8,299,343 shares
(class)	Outstanding at August 1, 2005

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

($ in thousands, except per share amounts)

	At
	June 30, 2005	December 31, 2004
	(Unaudited)
Assets

Cash and due from banks	$5,542	$3,645
Interest-earning deposits	5,485	3,836

Cash and cash equivalents	11,027	7,481

Securities available for sale	45,631	41,172
Loans, less allowance for loan losses of $4,126 in 2005 and $3,835 in 2004	568,635	521,331
Accrued interest receivable	3,579	3,254
Premises and equipment, net	13,234	12,499
Foreclosed assets	187	326
Federal Home Loan Bank stock	9,058	7,385
Mortgage servicing rights, net	886	868
Bank-owned life insurance	6,832	6,717
Deferred tax asset	1,035	1,119
Other assets	1,247	979

Total assets	$661,351	$603,131

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	$12,908	$21,305
Interest-bearing demand deposits	48,259	48,792
Money-market deposits	78,581	76,236
Savings deposits	5,170	6,237
Time deposits	283,365	251,546

Total deposits	428,283	404,116

Federal Home Loan Bank advances	174,712	143,700
Other borrowings	885	885
Junior subordinated debentures	5,155	5,155
Capital lease obligation	2,906	3,049
Accrued interest payable	984	811
Official checks	2,239	1,045
Other liabilities	4,157	4,983

Total liabilities	619,321	563,744

Stockholders’ equity:
Common stock, $.01 par value, 15,000,000 shares authorized; 8,299,343 and 8,061,813 shares issued in 2005 and 2004, respectively	83	81
Additional paid-in capital	33,224	32,059
Retained earnings	9,990	8,089
Unallocated ESOP shares (117,114 shares in 2005 and 119,375 shares in 2004)	(846)	(862)
Accumulated other comprehensive income (loss)	(421)	20

Total stockholders’ equity	42,030	39,387

Total liabilities and stockholders’ equity	$661,351	$603,131

See Accompanying Notes to Condensed Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)

($ in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest income:
Loans	$7,398	$5,226	$14,294	$10,679
Securities	493	288	940	580
Other	128	72	237	125

Total interest income	8,019	5,586	15,471	11,384

Interest expense:
Deposits	2,842	1,757	5,275	3,415
Other	1,638	760	2,867	1,495

Total interest expense	4,480	2,517	8,142	4,910

Net interest income	3,539	3,069	7,329	6,474

Provision for loan losses	120	150	300	700

Net interest income after provision for loan losses	3,419	2,919	7,029	5,774

Other income:
Service charges and fees	146	62	225	286
Gain on sale of loans held for sale	193	20	270	179
Net (loss) gain on sale of securities available for sale	(7)	45	128	44
Rental income	92	63	164	131
Increase in cash surrender value of life insurance policies	59	65	115	135
Other	320	352	530	510

Total other income	803	607	1,432	1,285

Other expenses:
Salary and employee benefits	1,303	1,205	2,470	2,371
Occupancy expense	399	379	808	761
Professional services	165	118	368	327
Data processing	151	144	311	299
Marketing and Advertising	54	85	115	157
Other	338	338	692	700

Total other expenses	2,410	2,269	4,764	4,615

Earnings before income taxes	1,812	1,257	3,697	2,444

Income taxes	641	419	1,311	796

Net earnings	$1,171	$838	$2,386	$1,648

Earnings per share:
Basic	$.15	$.13	$.30	$.25

Diluted	$.14	$.13	$.29	$.25

Weighted-average shares outstanding for (in thousands):
Basic	7,999	6,531	7,975	6,530

Diluted	8,221	6,698	8,208	6,691

Cash dividends per share	$.03	$.02	$.06	$.04

See Accompanying Notes to Condensed Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

For the Six Months Ended June 30, 2005 and 2004

($ in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Unallocated ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2003	6,661,807	$67	$22,069	$5,629	$(979)	$(329)	$26,457

Comprehensive income:
Net earnings (unaudited)	—	—	—	1,648	—	—	1,648
Change in unrealized loss on securities available for sale, net of income taxes of $329 (unaudited)	—	—	—	—	—	(518)	(518)

Comprehensive income (unaudited)							1,130

Issuance of common stock, stock options exercised (unaudited)	6	—	—	—	—	—	—
ESOP shares allocated (4,453 shares) (unaudited)	—	—	—	—	32	—	32
Dividends paid (unaudited)	—	—	—	(266)	—	—	(266)

Balance at June 30, 2004 (unaudited)	6,661,813	$67	$22,069	$7,011	$(947)	$(847)	$27,353

Balance at December 31, 2004	8,061,813	$81	$32,059	$8,089	$(862)	$20	$39,387

Comprehensive income:
Net earnings (unaudited)	—	—	—	2,386	—	—	2,386
Change in unrealized gain on securities available for sale, net of income taxes of $266 (unaudited)	—	—	—	—	—	(441)	(441)

Comprehensive income (unaudited)							1,945
Tax benefit related to exercise of stock options (unaudited)	—	—	169	—	—	—	169
Issuance of common stock, stock options exercised (unaudited)	237,530	2	989	—	—	—	991
ESOP shares allocated (2,261shares) (unaudited)	—	—	7	—	16	—	23
Dividends paid (unaudited)	—	—	—	(485)	—	—	(485)

Balance at June 30, 2005 (unaudited)	8,299,343	$83	$33,224	$9,990	$(846)	$(421)	$42,030

See Accompanying Notes to Condensed Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited in thousands)

	Six Months Ended June 30
	2005	2004
Cash flows from operating activities:
Net earnings	$2,386	$1,648
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	351	350
Provision for loan losses	300	700
Provision for deferred taxes	350	—
Net amortization of premiums and discounts on securities	56	188
Net amortization of loan origination fees, costs, premiums and discounts	473	743
Amortization of mortgage servicing rights	162	181
Valuation allowance on mortgage servicing rights	—	30
Increase in cash surrender value of life insurance policies	(115)	(135)
Proceeds from sales of loans held for sale	17,031	10,636
Loans originated for resale	(8,456)	(3,781)
Gain on sale of loans held for sale	(270)	(179)
Net gain on sales of securities available for sale	(128)	(44)
Tax benefit from exercise of options	169	—
Cash provided by (used in) resulting from changes in:
Accrued interest receivable	(325)	(133)
Other assets	(268)	(237)
Accrued interest payable	173	172
Official checks	1,194	(139)
Other liabilities	(1,287)	772

Net cash provided by operating activities	11,796	10,772

Cash flows from investing activities:
Purchase of securities available for sale	(11,599)	(13,645)
Proceeds from principal repayments and sales of securities available for sale	9,043	7,494
Loan principal repayments, net of originations	10,611	13,651
Purchase of loans	(69,835)	(63,132)
Purchase of premises and equipment	(1,086)	(928)
Purchase of Federal Home Loan Bank stock	(1,673)	(475)
Net proceeds from sale of foreclosed assets	263	1,231

Net cash used in investing activities	(64,276)	(55,804)

Cash flows from financing activities:
Net increase in deposits	24,167	31,207
Net increase in Federal Home Loan Bank advances	31,012	15,000
Net decrease in other borrowings	—	(1,300)
Principal repayments under capital lease obligation	(143)	(143)
Net increase in advance payments by borrowers for taxes and insurance	484	741
Dividends paid	(485)	(266)
Proceeds from issuances of common stock	991	—

Net cash provided by financing activities	56,026	45,239

Net increase in cash and cash equivalents	3,546	207
Cash and cash equivalents at beginning of period	7,481	5,733

Cash and cash equivalents at end of period	$11,027	$5,940

(continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows, Continued

(Unaudited in thousands)

	Six Months Ended June 30
	2005	2004
Supplemental disclosure of cash flow information-
Cash paid during the period for:
Interest	$7,969	$4,738

Income taxes	$1,518	$595

Noncash transactions:
Foreclosed assets acquired in settlement of loans	$124	$655

Accumulated other comprehensive income (loss), net change in unrealized gain (loss) on securities available for sale, net of tax	$(441)	$(518)

Transfer of loans in portfolio to loans held for sale	$9,700	$6,609

Mortgage servicing rights recognized upon sale of loans held for sale	$180	$8

ESOP shares allocated	$23	$32

Securitization of loans held for sale	$2,538	$—

See Accompanying Notes to Condensed Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)	Description of Business and Basis of Presentation

Organization. Federal Trust Corporation (“Federal Trust”) is the sole shareholder of Federal Trust Bank (the “Bank”). Federal Trust operates as a unitary savings and loan holding company. Federal Trust’s primary business activity is the operation of the Bank. The Bank is federally-chartered as a stock savings bank. The Bank’s deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation. The Bank provides a wide range of banking services to individual and corporate customers through its six offices located in Orange, Seminole and Volusia counties, Florida. Federal Trust Mortgage Company (the “Mortgage Company”), a wholly-owned subsidiary of Federal Trust was established in May 2005 to provide residential loan products for customers of the Bank, to close mortgage loans on behalf of certain third party purchasers and to sell mortgage loans in the secondary market.

The condensed consolidated financial statements include the accounts of Federal Trust, the Bank and the Mortgage Company (collectively referred to herein as, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (principally consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2005, the results of operations for the three- and six-month periods ended June 30, 2005 and 2004, and cash flows for the six-month periods ended June 30, 2005 and 2004. The results of operations for the three- and six-month periods ended June 30, 2005, are not necessarily indicative of the results to be expected for the entire year ended December 31, 2005. These statements should be read in conjunction with the consolidated financial statements included in Federal Trust’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

(2)	Loans

The components of loans are summarized as follows (in thousands):

	At June 30, 2005	At December 31, 2004
Residential Lending:
Mortgages (1)	$398,022	$374,581
Lot loans	34,331	41,369
Construction	59,091	5,405

Total Residential lending	491,444	421,355

Commercial Lending:
Real Estate Secured	61,295	56,267
Land, Development and Construction	51,429	38,091
Commercial loans	19,143	13,257

Total Commercial lending	131,867	107,615

Consumer loans	524	657

Total loans	623,835	529,627

Add (deduct):
Allowance for loan losses	(4,126)	(3,835)
Net premiums, discounts, deferred fees and costs	4,091	3,524
Undisbursed portion of loans in process	(55,165)	(7,985)

Loans, net	$568,635	$521,331

(1)	Includes $305,000 and $1,628,000 of loans held for sale at June 30, 2005 and December 31, 2004, respectively.

(continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(2)	Loans, Continued

The following is a summary of information regarding nonaccrual and impaired loans (in thousands):

	At
	June 30, 2005	December 31, 2004
Nonaccrual loans	$2,106	$2,600

Accruing loans past due ninety days or more	$—	$—

Recorded investment in impaired loans for which there is a related allowance for loan losses	$2,106	$2,648

Recorded investment in impaired loans for which there is no related allowance for loan losses	$—	$—

Allowance for loan losses related to impaired loans	$309	$290

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest income recognized and received on impaired loans	$64	$33	$93	$76

Average net recorded investment in impaired loans	$2,185	$4,328	$2,300	$5,006

The activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Balance at beginning of period	$4,006	$3,283	$3,835	$2,779
Provision for loan losses	120	150	300	700
Charge-offs	—	(36)	(10)	(84)
Recoveries	—	2	1	4

Balance at end of period	$4,126	$3,399	$4,126	$3,399

A provision for loan losses is charged to earnings based upon management’s evaluation of the potential losses in its loan portfolio. During the three- and six-months ended June 30, 2005, management made provisions of $120,000 and $300,000, respectively, based on its evaluation of the loan portfolio, as compared to the provisions of $150,000 and $700,000, respectively, made in the comparable periods in 2004. The decrease in the provision in 2005 is primarily a result of the reduction in non-accrual loans in 2005. At June 30, 2005, management believes that the allowance is adequate, primarily as a result of the overall quality and the high percentage of residential single family home loans in the portfolio.

(continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(3)	Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets and Tier I capital to average adjusted assets (as defined in the regulations). Management believes, as of June 30, 2005, that the Bank exceeds the minimum capital adequacy requirements to which it is subject.

In addition, as of June 30, 2005, the Bank met the requirements to be categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain total risk-based capital, Tier I risk-based and Tier I leverage capital percentages as set forth in the table. There are no conditions or events since June 30, 2005, that management believes would change the institution’s categorization as well capitalized. The following table summarizes the capital thresholds for each prompt corrective action capital category. A financial institution’s capital category is based on whether it meets the threshold for all three capital ratios within the category. The Bank’s actual capital amounts and percentages are also presented in the table ($ in thousands).

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	%	Amount	%	Amount	%
At June 30, 2005:
Total capital (to risk-weighted assets)	$49,034	11.0%	$35,619	8.0%	$44,523	10.0%
Tier I capital (to risk weighted assets)	44,914	10.1%	17,809	4.0%	26,714	6.0%
Tier I capital (to average adjusted assets)	44,914	6.8%	26,286	4.0%	32,857	5.0%

(continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(4)	Earnings Per Share of Common Stock

The Company follows the provisions of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS No. 128”). SFAS No. 128 provides accounting and reporting standards for calculating earnings per share. Basic earnings per share of common stock, has been computed by dividing the net earnings for the period by the weighted-average number of shares outstanding. Shares of common stock purchased by the Company’s Employee Stock Ownership Plan (“ESOP”) are considered outstanding when the shares are allocated to participants. Diluted earnings per share is computed by dividing net earnings by the weighted-average number of shares outstanding including the dilutive effect of stock options computed using the treasury stock method. The following table presents the calculation of basic and diluted earnings per share of common stock (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Weighted-average shares outstanding before adjustment for unallocated ESOP shares	8,116	6,662	8,092	6,662
Adjustment to reflect the effect of unallocated ESOP shares	(117)	(131)	(117)	(132)

Weighted-average shares outstanding for basic earnings per share	7,999	6,531	7,975	6,530

Basic earnings per share	$.15	$.13	$30	$.25

Total weighted-average shares outstanding for basic earnings per share computation	7,999	6,531	7,975	6,530
Additional dilutive shares using the average market value for the period utilizing the treasury stock method regarding stock options	222	167	233	161

Weighted-average shares and equivalents outstanding for diluted earnings per share	8,221	6,698	8,208	6,691

Diluted earnings per share	$.14	$.13	$.29	$.25

(continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(5)	Stock Compensation Plans

The Company has three stock options plans. The Key Employee Stock Compensation Program (the “Employee Plan”) is authorized to issue up to 10% of the issued shares up to a maximum of 1,000,000 shares (after being amended at the 2004 Annual Meeting of Shareholders) through the exercise of incentive stock options, compensatory stock options, stock appreciation rights or performance shares. To date, all awards granted under the Employee Plan have been incentive stock options. These options have ten year terms and vest ratably over various terms up to five years. At June 30, 2005, the Company had 305,056 options available for future grants under the Employee Plan.

The 1998 Directors’ Stock Option Plan (the “1998 Director Plan”) approved by the shareholders on May 22, 1998, is authorized to issue up to 140,000 shares. All options granted under the 1998 Director Plan have ten year terms, vest immediately and are not exercisable for a period of six months after the grant date. As of December 31, 2003, all of the allocated options in the 1998 Director Plan had been granted.

At the 2005 Annual Meeting held on May 27, 2005, the shareholders approved the 2005 Directors Stock Plan (“2005 Directors Plan”), which is authorized to issue up to 90,000 shares. Awards made under the 2005 Directors Plan may be in the form of restricted shares, stock units, or stock options. A stock unit is the right to receive a share of common stock on a date elected by the director. While any stock unit is outstanding the director holding the stock unit will be entitled to receive a dividend in the form of additional stock units, if cash dividends are declared on outstanding shares of common stock. Each stock unit, including fractional stock units, will be converted to one share of common stock on the date which has been selected by the director. Awards of shares or stock units may be awarded to a director as an annual stock retainer, which is dependent upon the amount of the director’s annual cash retainer. The 2005 Directors Plan also provides for discretionary awards of restricted shares, stock units or stock options, which may be granted by the Board to recognize additional services provided to the Company. Any stock options granted may not be exercisable for less than fair market value per share on the date of grant, and must be exercised at least 6 months from the date of grant and before the earlier of 10 years after the date of the award, or one year from the date the director’s service is terminated by reason of retirement or death. No awards have been made under the 2005 Directors Plan.

A summary of stock option transactions follows ($ in thousands, except per share data):

	Number of Options	Range of Per Share Option Price	Aggregate Option Price
Options Granted Under the Employee Plan:
Outstanding at December 31, 2003	377,418	4.00-7.62	1,933
Options granted	3,000	7.62	23
Options exercised	(6)	4.00	—
Options forfeited	(36)	4.00	—

Outstanding at December 31, 2004	380,376	4.00-7.62	1,956

Options granted	74,072	10.12-10.25	752
Options exercised	(164,393)	4.00-7.62	(664)
Options forfeited	(45)	4.00	—

Outstanding at June 30, 2005	290,010	$4.00-10.25	$2,044

Options Granted Under the Director Plan:
Outstanding at December 31, 2003 and 2004	140,000	$4.00-7.62	$694

Options exercised	(73,137)	$4.00-7.62	(327)

Outstanding at June 30, 2005	66,863	$4.00-7.62	$367

(continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(5)	Stock Compensation Plans, Continued

Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148 Accounting for Stock Based Compensation Transition and Disclosure, (“SFAS No. 123”) requires pro forma fair value disclosures if the intrinsic value method is being utilized to calculate the fair value of options. For purposes of pro forma disclosures, the estimated fair value is included in expense in the period vesting occurs. The proforma information has been determined using the Black-Scholes Model as if the Company had accounted for its stock options under the fair value method of SFAS No. 123. The Company accounts for its stock option plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25. No stock-based employee compensation cost is reflected in net earnings, as all stock options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates assumptions used in calculating the grant-date fair value and the effect on net earnings and basic and diluted earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation ($ in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Assumptions for grants made during the period:
Weighted-average risk-free rate of return	4.25	N/A	4.28%	4.68%
Annualized dividend yield	1.17%	N/A	1.17%	1.05%
Expected life of options granted	7 years	N/A	7 years	10 years
Expected stock volatility	20%	N/A	20%	20%
Number of options granted during the period	50,000	—	74,072	3,000

Grant-date fair value of options issued during the period	$139	$—	$207	$8

Grant-date fair value per option of options issued during the period	$2.78	$—	$2.80	$2.68

Net earnings, as reported	$1,171	$838	$2,386	$1,648

Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax benefit	(169)	(45)	(229)	(90)

Proforma net earnings	$1,002	$793	$2,157	$1,558

Basic earnings per share:
As reported	$.15	$.13	$.30	$.25

Proforma	$.13	$.12	$.27	$.24

Diluted earnings per share:
As reported	$.14	$.13	$.29	$.25

Proforma	$.12	$.12	$.26	$.23

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(6)	Reclassifications

Certain amounts in 2004 condensed consolidated financial statements have been reclassified to conform to the presentation for 2005.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of June 30, 2005, and for the three- and six-month periods ended June 30, 2005 and 2004 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board (United States).

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

Federal Trust Corporation

Sanford, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of Federal Trust Corporation and Subsidiaries (the “Company”) as of June 30, 2005, the related condensed consolidated statements of earnings for the three- and six-month periods ended June 30, 2005 and 2004 and the related condensed consolidated statements of stockholders’ equity and cash flows for the six-month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, (United States) the consolidated balance sheet as of December 31, 2004, and the related consolidated statements of earnings, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 15, 2005 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA

Orlando, Florida

August 1, 2005

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Comparison of June 30, 2005 and December 31, 2004

General

Federal Trust Corporation (“Federal Trust”) is the sole shareholder of Federal Trust Bank (the “Bank”). Federal Trust operates as a unitary savings and loan holding company. Federal Trust’s business activities primarily include the operation of the Bank. The Bank is federally-chartered as a stock savings bank and the Bank’s deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation. The Bank provides a wide range of banking services to individual and corporate customers through its six offices located in Orange, Seminole and Volusia counties, Florida. Federal Trust Mortgage Company (the “Mortgage Company”), a wholly-owned subsidiary of Federal Trust, was established in May 2005 to generate residential loans for the Bank, to close mortgage loans on behalf of certain third party purchasers and to sell mortgage loans in the secondary market. Federal Trust, the Bank and the Mortgage Company are collectively referred to herein as the “Company.”

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

Capital Resources

During the six months ended June 30, 2005, the Company’s primary source of funds consisted of net increases in deposits of $24.2 million and Federal Home Loan Bank advances of $31.0 million and net principal repayments and sales of loans of $27.6 million and securities available for sale of $9.0 million. The Company used its capital resources principally to purchase loans of $69.8 million and securities available for sale of $11.6 million.

Off-Balance Sheet Arrangements

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

Commitments to extend credit are agreements to lend to a customer, as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total committed amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter party.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

The following is a summary of the amounts of the Company’s financial instruments, with off-balance sheet risk at June 30, 2005 (in thousands):

Contract Amount
Commitments to extend credit	$10,785

Unused lines of credit	$7,576

Standby letters of credit	$2,753

Loans in process	$55,154

Management believes the Company has adequate resources to fund all its commitments. At June 30, 2005, the Company had approximately $231 million in time deposits maturing in one year or less. Management also believes that, if so desired, it can adjust the rates on time deposits to retain or obtain new deposits in a changing interest rate environment.

Management believes the Bank was in compliance with all minimum capital requirements, which it was subject to at June 30, 2005. See note 3 to the condensed consolidated financial statements.

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

	Three Months Ended June 30,
	2005			2004
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	($ in thousands)
Interest-earning assets:
Loans (1)	$563,347	$7,398	5.25%	$419,265	$5,226	4.99%
Securities	45,633	493	4.32	35,072	288	3.28
Other interest-earning assets (2)	10,909	128	4.69	6,976	72	4.13

Total interest-earning assets	619,889	8,019	5.17	461,313	5,586	4.84

Noninterest-earning assets	32,749			36,152

Total assets	$652,638			$497,465

Interest-bearing liabilities:
Noninterest-bearing demand deposits	$13,746	—	—	$9,648	—	—
Interest-bearing demand and money- market deposits	127,829	848	2.65	105,224	463	1.76
Savings deposits	5,554	19	1.37	7,953	30	1.51
Time deposits	267,362	1,975	2.95	221,330	1,264	2.28

Total deposits	414,491	2,842	2.74	344,155	1,757	2.04

Other borrowings (3)	190,370	1,638	3.44	121,326	760	2.51

Total interest-bearing liabilities	604,861	4,480	2.96	465,481	2,517	2.16

Noninterest-bearing liabilities	6,717			4,569

Stockholders’ equity	41,060			27,416

Total liabilities and stockholders’ equity	$652,638			$497,465

Net interest income		$3,539			$3,069

Interest-rate spread (4)			2.21%			2.68%

Net interest margin (5)			2.28%			2.66%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.02			0.99

(1)	Includes nonaccrual loans.
(2)	Includes Federal Home Loan Bank stock and interest-earning deposits.
(3)	Includes Federal Home Loan Bank advances, other borrowings, junior subordinated debentures and capital lease obligation.
(4)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin is annualized net interest income divided by average interest-earning assets.

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

	Six Months Ended June 30,
	2005			2004
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	($ in thousands)
Interest-earning assets:
Loans (1)	$546,664	$14,294	5.23%	$415,692	$10,679	5.14%
Securities	44,610	940	4.21	34,240	580	3.39
Other interest-earning assets (2)	10,510	237	4.51	6,846	125	3.65

Total interest-earning assets	601,784	15,471	5.14	456,778	11,384	4.98

Noninterest-earning assets	32,218			31,996

Total assets	$634,002			$488,774

Interest-bearing liabilities:
Noninterest-bearing demand deposits	$14,233	—	—	$8,635	—	—
Interest-bearing demand and money- market deposits	127,065	1,571	2.47	99,609	871	1.75
Savings deposits	5,672	39	1.38	8,245	61	1.48
Time deposits	261,942	3,665	2.80	217,780	2,483	2.28

Total deposits	408,912	5,275	2.58	334,269	3,415	2.04

Other borrowings (3)	178,323	2,867	3.22	122,302	1,495	2.44

Total interest-bearing liabilities	587,235	8,142	2.77	456,571	4,910	2.15

Noninterest-bearing liabilities	6,058			5,298
Stockholders’ equity	40,709			26,905

Total liabilities and stockholders’ equity	$634,002			$488,774

Net interest income		$7,329			$6,474

Interest-rate spread (4)			2.37%			2.83%

Net interest margin (5)			2.44%			2.83%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.02			1.00

(1)	Includes nonaccrual loans.
(2)	Includes Federal Home Loan Bank stock and interest-earning deposits.
(3)	Includes Federal Home Loan Bank advances, other borrowings, junior subordinated debentures and capital lease obligation.
(4)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin is annualized net interest income divided by average interest-earning assets.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended June 30, 2005 and 2004

General. The Company had net earnings for the three-month period ended June 30, 2005, of $1,171,000 or $.15 per basic share and $.14 per diluted share, compared to $838,000 or $.13 per basic and diluted share for the same period in 2004. The increase in net earnings was primarily due to increases in net interest income and other income, partially offset by an increase in other expenses.

Interest Income. Interest income increased by $2.4 million or 44% to $8.0 million for the three-month period ended June 30, 2005, from $5.6 million for the same period in 2004. Interest income on loans increased $2.2 million to $7.4 million in 2005, primarily as a result of an increase in the average amount of loans outstanding from $419.3 million in 2004 to $563.3 million in 2005, together with an increase in the average yield earned on loans from 4.99% for the three-month period ended June 30, 2004, to 5.25% for the comparable period in 2005. Interest income on securities increased by $205,000 for the three-months ended June 30, 2005, over the same period in 2004 due to a $10.5 million increase in the average balance and a 1.04% increase in the average yield of the portfolio. Management expects the rates earned on the portfolio to fluctuate with general market conditions.

Interest Expense. Interest expense increased by $2.0 million or 78% during the three-month period ended June 30, 2005, compared to the same period in 2004. Interest on deposits increased $1.1 million or 62% to $2.8 million in 2005 from $1.8 million in 2004. The increase in interest on deposits was a result of an increase in the average cost of deposits from 2.04% for the three-month period ended June 30, 2004, to 2.74% for the comparable period in 2005, coupled with an increase in average deposits outstanding from $344.2 million in 2004 to $414.5 million in 2005. Interest on other borrowings increased to $1.6 million in 2005 from $760,000 in 2004, primarily as a result of an increase in the average amount of other borrowings outstanding from $121.3 million to $190.4 million. Management expects to continue to use FHLB advances and other borrowings as a liability management tool.

Provision for Loan Losses. A provision for loan losses is charged to earnings based upon management’s evaluation of the losses in its loan portfolio. During the quarter ended June 30, 2005, a $120,000 provision for loan losses was recorded based on management’s evaluation of the loan portfolio, which was a decrease of $30,000 from the same period in 2004. The allowance for loan losses at June 30, 2005, was $4.1 million or .66% of total loans outstanding, versus $3.8 million at December 31, 2004, or .72 % of total loans outstanding. Management believes the allowance for loan losses at June 30, 2005 is adequate.

Other Income. Other income increased $196,000 or 32% from $607,000 for the three-month period ended June 30, 2004, to $803,000 for the same period in 2005. The increase was primarily due to an increase of $173,000 in gain on sales of loans held for sale.

Other Expense. Other expense increased $141,000 or 6% to $2.4 million for the three-month period ended June 30, 2005, from $2.3 million for the same period in 2004. Salaries and employee benefits increased $98,000 and occupancy expense increased $20,000 due to the staffing and opening of the branch in Deltona, Florida in the second half of 2004, and the overall growth of the Company.

Income Taxes. Income taxes for the three months ended June 30, 2005, was $641,000 (an effective rate of 35.4%), compared to $419,000 (an effective rate of 33.3%) for the same period in 2004.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Comparison of the Six-Month Periods Ended June 30, 2005 and 2004

General. The Company had net earnings for the six-month period ended June 30, 2005, of $2.4 million or $.30 per basic share and $.29 per diluted share, compared to $1.6 million or $.25 per basic and diluted share for the same period in 2004. The increase in net earnings was primarily due to increases in net interest income and other income, partially offset by an increase in other expenses.

Interest Income. Interest income increased by $4.1 million or 36% to $15.5 million for the six-month period ended June 30, 2005, from $11.4 million for the same period in 2004. Interest income on loans increased $3.6 million or 34% to $14.3 million in 2005 from $10.7 million in 2004, primarily as a result of an increase in the average amount of loans outstanding from $415.7 million in 2004 to $546.7 million in 2005 and an increase in the average yield earned on loans from 5.14% for the six-month period ended June 30, 2004, to 5.23% for the comparable period in 2005. Interest income on securities increased by $360,000 for the six-month period ended June 30, 2005, over the same period in 2004, primarily as a result of an increase in the average balance of securities owned and an increase in the average yield. Management expects the rates earned on the portfolio to fluctuate with general market conditions.

Interest Expense. Interest expense increased by $3.2 million or 66% during the six-month period ended June 30, 2005, compared to the same period in 2004. Interest on deposits increased $1.9 million or 54% to $5.3 million in 2005 from $3.4 million in 2004, as a result of an increase in the average cost of deposits from 2.04% for the six-month period ended June 30, 2004, to 2.58% for the comparable period in 2005 and an increase in average deposits outstanding from $334.3 million in 2004 to $408.9 million in 2005. Interest on other borrowings increased to $2.9 million in 2005 from $1.5 million in 2004, primarily as a result of the increase in the average balance of other borrowings from $122.3 million for the six-month period ended June 30, 2004 to $178.3 million for the comparable 2005 period and an increase in the average rate paid on other borrowings from 2.44% in 2004 to 3.22% in 2005. Management expects to continue to use FHLB advances and other borrowings as a liability management tool.

Provision for Loan Losses. A provision for loan losses is charged to earnings based upon management’s evaluation of the losses in its loan portfolio. During the six months ended June 30, 2005, a $300,000 provision for loan losses was recorded based on management’s evaluation of the loan portfolio, which was a decrease of $400,000 from the same period in 2004, primarily as a result of the decrease in nonaccrual loans. The allowance for loan losses at June 30, 2005, was $4.1 million or .66% of total loans outstanding, versus $3.8 million at December 31, 2004, or .72% of total loans outstanding. Management believes the allowance for loan losses at June 30, 2005, is adequate.

Other Income. Other income increased $147,000 or 11% from the six-month period ended June 30, 2004, to the same period in 2005. The increase in other income was primarily due to an increase of $91,000 in gain on sale of loans and an increase of $84,000 in gain on sale of securities available for sale.

Other Expense. Other expense increased $149,000 or 3% to $4.8 million for the six-month period ended June 30, 2005, from $4.6 million for the same period in 2004. Salary and employee benefits increased $99,000 and occupancy expense increased $47,000 due to the staffing and opening of the branch in Deltona, Florida in the second half of 2004 and the overall growth of the Company.

Income Taxes. Income taxes for the six months ended June 30, 2005, was $1,311,000 (an effective rate of 35.5%), compared to $796,000 (an effective rate of 32.6%) for the same period in 2004.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises primarily from interest-rate risk inherent in its lending, investment and deposit taking activities. The Company has little or no risk related to trading accounts, commodities or foreign exchange.

Management actively monitors and manages its interest-rate risk exposure. The primary objective in managing interest rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company’s net interest income and capital, while adjusting the Company’s asset-liability structure to obtain the maximum yield-cost spread on that structure. Management relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates could adversely impact the Company’s earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. There has been no significant change in the Company’s market risk exposure since December 31, 2004.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which Federal Trust Corporation or its subsidiaries are a party, or to which any of their property is subject.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders (the “Annual Meeting”) of Federal Trust Corporation was held on May 27, 2005, to consider the election of two directors, the approval of the 2005 Federal Trust Corporation Director Stock Plan and the ratification of the appointment of the Company’s independent auditors for the year ending December 31, 2005. At the Annual Meeting, incumbent Directors Dr. Samuel C. Certo and James V. Suskiewich were re-elected. The terms of Directors A. George Igler, George W. Foster and Kenneth W. Hill continued after the Annual Meeting.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

At the Annual Meeting, 7,186,512 shares were present in person or by proxy. The following is a summary and tabulation of the matters that were voted upon at the Annual Meeting:

Proposal I.

The election of two directors:

	For	Withheld
Class III Directors, for a term of three years:
Dr. Samuel C. Certo	6,687,578	498,934

James V. Suskiewich	5,604,145	1,582,367

Proposal II:

The approval of the 2005 Federal Trust Corporation Directors Stock Plan:

For	Against	Withheld
2,964,721	2,257,429	1,964,362

Proposal III:

To ratify the appointment of Hacker, Johnson & Smith PA, as the Company’s independent auditors for the year ending December 31, 2005:

For	Against	Withheld
6,248,705	441,640	496,167

Item 6. Exhibits

(a)	Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are marked by a (1) were previously filed as a part of, and are hereby incorporated by reference from Registrant’s Registration Statement on form SB-1, as effective with the Securities and Exchange Commission (“SEC”) on October 7, 1997, Registration No. 333-30883. The exhibits which are marked by a (2) were previously filed with the SEC, and are hereby incorporated by reference from Registrant’s 1998 Definitive Proxy Statement. The exhibits which are marked with a (3) were previously filed with the SEC, and are hereby incorporated by reference from Registrant’s 1999 Definitive Proxy Statement. The exhibits which are marked with a (4) were previously filed with the SEC, and are hereby incorporated by reference from Registrant’s 2001 Definitive Proxy Statement. The exhibits which are marked with a (5) were previously filed with the SEC, and are hereby incorporated by reference from Registrant’s 1999 Form 10-KSB. The exhibits which are marked with a (6) were previously filed with the SEC and are hereby incorporated by reference from the Registrant’s 2004 Form 10-KSB. The exhibit numbers correspond to the exhibit numbers in the referenced documents. The exhibits which are marked with a (7) were previously filed with the SEC, and are hereby incorporated by reference from Registrant’s 2005 Definitive Proxy Statement.

Exhibit No.	Description of Exhibit
(1) 3.1	1996 Amended Articles of Incorporation and the 1995 Amended and Restated Articles of Incorporation of Federal Trust

(1) 3.2	1995 Amended and Restated Bylaws of Federal Trust

(2) 3.3	1998 Articles of Amendment to Articles of Incorporation of Federal Trust

(3) 3.4	1999 Articles of Amendment to Articles of Incorporation of Federal Trust

(1) 4.0	Specimen of Common Stock Certificate

(4) 10.1	Amended Employment Agreement By and Among Federal Trust, the Bank and James V. Suskiewich

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION, CONTINUED

Item 6. Exhibits, Continued

Exhibit No.	Description of Exhibit
(4) 10.2	First Amendment to the Amended Employment Agreement By and Among Federal Trust, the Bank and James V. Suskiewich

(6) 10.3	Employee Severance Agreement with Stephen C. Green

(5) 10.4	Amendment to Federal Trust 1998 Key Employee Stock Compensation Program

(5) 10.5	Amendment to Federal Trust 1998 Directors’ Stock Option Plan

(6) 10.6	Employee Severance Agreement with Gregory E. Smith

(6) 10.7	Employee Severance Agreement with Daniel C. Roberts

(6) 10.8	Employee Severance Agreement with Jennifer B. Brodnax

(7) 10.9	2005 Directors’ Stock Plan

(6) 14.1	Code of Ethical Conduct

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a)

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDERAL TRUST CORPORATION
(Registrant)

Date: August 4, 2005	By:	/s/ James V. Suskiewich
James V. Suskiewich
President and Chief Executive Officer

Date: August 4, 2005	By:	/s/ Gregory E. Smith
Gregory E. Smith
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a)

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.