Form 10-Q
period 2005-09-30
FEDERAL TRUST CORP
filed 2005-11-04
CIK 842640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ___________ to ___________

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

Yes ☒	No ☐

          Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Yes ☒	No ☐

          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐	No ☒

          State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common stock, par value $.01 per share	8,299,343 shares

(class)	Outstanding at October 28, 2005

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
($ in thousands, except per share amounts)

	At

	September 30, 2005	December 31, 2004

	(Unaudited)
Assets
Cash and due from banks	$6,656	$3,645
Interest-earning deposits	1,305	3,836

Cash and cash equivalents	7,961	7,481
Securities available for sale	47,196	41,172
Loans, less allowance for loan losses of $4,326 in 2005 and $3,835 in 2004	624,119	521,331
Accrued interest receivable	3,706	3,254
Premises and equipment, net	13,834	12,499
Foreclosed assets	107	326
Federal Home Loan Bank stock	10,610	7,385
Mortgage servicing rights, net	801	868
Bank-owned life insurance	6,898	6,717
Deferred tax asset	1,176	1,119
Other assets	1,407	979

Total assets	$717,815	$603,131

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	$15,120	$21,305
Interest-bearing demand deposits	48,807	48,792
Money-market deposits	76,592	76,236
Savings deposits	4,610	6,237
Time deposits	304,090	251,546

Total deposits	449,219	404,116
Federal Home Loan Bank advances	209,200	143,700
Other borrowings	1,200	885
Junior subordinated debentures	5,155	5,155
Capital lease obligation	2,835	3,049
Accrued interest payable	908	811
Official checks	1,260	1,045
Other liabilities	4,770	4,983

Total liabilities	674,547	563,744

Stockholders’ equity:
Common stock, $.01 par value, 15,000,000 shares authorized; 8,299,343 and 8,061,813 shares issued in 2005 and 2004, respectively	83	81
Additional paid-in capital	33,555	32,059
Retained earnings	10,625	8,089
Unallocated ESOP shares (47,114 shares in 2005 and 119,375 shares in 2004)	(340)	(862)
Accumulated other comprehensive income (loss)	(655)	20

Total stockholders’ equity	43,268	39,387

Total liabilities and stockholders’ equity	$717,815	$603,131

See Accompanying Notes to Condensed Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)
($ in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Interest income:
Loans	$7,788	$5,683	$22,082	$16,362
Securities	510	334	1,450	914
Other	113	71	350	196

Total interest income	8,411	6,088	23,882	17,472

Interest expense:
Deposits	3,367	1,901	8,642	5,316
Other	1,828	812	4,695	2,307

Total interest expense	5,195	2,713	13,337	7,623

Net interest income	3,216	3,375	10,545	9,849
Provision for loan losses	200	150	500	850

Net interest income after provision for loan losses	3,016	3,225	10,045	8,999

Other income:
Service charges and fees	102	108	327	394
Gain on sale of loans held for sale	17	117	287	296
Net gains on sales of securities available for sale	80	16	208	60
Rental income	70	83	234	214
Increase in cash surrender value of life insurance policies	60	65	175	200
Other	318	291	848	801

Total other income	647	680	2,079	1,965

Other expenses:
Salary and employee benefits	1,246	1,275	3,716	3,646
Occupancy expense	417	408	1,225	1,169
Professional services	122	123	490	450
Data processing	157	152	468	451
Other	385	502	1,192	1,359

Total other expenses	2,327	2,460	7,091	7,075

Earnings before income taxes	1,336	1,445	5,033	3,889
Income taxes	452	491	1,763	1,287

Net earnings	$884	$954	$3,270	$2,602

Earnings per share:
Basic	$.11	$.13	$.41	$.38

Diluted	$.11	$.13	$.40	$.37

Weighted-average shares outstanding for (in thousands):
Basic	8,217	7,322	8,057	6,797

Diluted	8,352	7,486	8,176	6,959

Cash dividends per share	$.03	$.02	$.09	$.06

See Accompanying Notes to Condensed Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity
For the Nine Months Ended September 30, 2005 and 2004
($ in thousands)

						Accumulated Other Compre- hensive Income (Loss)

			Additional Paid-In Capital	Retained Earnings	Unallocated ESOP Shares		Total Stockholders’ Equity
	Common Stock

	Shares	Amount

Balance at December 31, 2003	6,661,807	$67	$22,069	$5,629	$(979)	$(329)	$26,457

Comprehensive income:
Net earnings (unaudited)	—	—	—	2,602	—	—	2,602
Change in unrealized loss on securities available for sale, net of income taxes of $329 (unaudited)	—	—	—	—	—	139	139

Comprehensive income (unaudited)							2,741

Proceeds from sale of common stock, net of offering costs of $478 (unaudited)	1,400,000	14	10,008	—	—	—	10,022
Issuance of common stock, stock options exercised (unaudited)	6	—	—	—	—	—	—
ESOP shares allocated (4,453 shares) (unaudited)	—	—	—	—	32	—	32
Dividends paid (unaudited)	—	—	—	(400)	—	—	(400)

Balance at Sept. 30, 2004 (unaudited)	8,061,813	$81	$32,077	$7,831	$(947)	$(190)	$38,852

Balance at December 31, 2004	8,061,813	$81	$32,059	$8,089	$(862)	$20	$39,387

Comprehensive income:
Net earnings (unaudited)	—	—	—	3,270	—	—	3,270
Change in unrealized gain on securities available for sale, net of income taxes of $407 (unaudited)	—	—	—	—	—	(675)	(675)

Comprehensive income (unaudited)							2,595

Tax benefit related to exercise of stock options (unaudited)	—	—	169	—	—	—	169
Issuance of common stock, stock options exercised (unaudited)	237,530	2	989	—	—	—	991
ESOP shares allocated (2,261shares) (unaudited)	—	—	7	—	16	—	23
ESOP shares sold (70,000 shares) (unaudited)	—	—	331	—	506	—	837
Dividends paid (unaudited)	—	—	—	(734)	—	—	(734)

Balance at Sept. 30, 2005 (unaudited)	8,299,343	$83	$33,555	$10,625	$(340)	$(655)	$43,268

See Accompanying Notes to Condensed Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited in thousands)

	Nine Months Ended September 30

	2005	2004

Cash flows from operating activities:
Net earnings	$3,270	$2,602
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	524	513
Provision for loan losses	500	850
Provision for deferred taxes	351	—
Net amortization of premiums and discounts on securities	70	272
Net amortization of loan origination fees, costs, premiums and discounts	725	743
Amortization of mortgage servicing rights	247	181
Valuation allowance on mortgage servicing rights	—	30
Increase in cash surrender value of life insurance policies	(175)	(135)
Proceeds from sales of loans held for sale	18,390	10,636
Loans originated for resale	(10,106)	(3,781)
Gain on sale of loans held for sale	(287)	(179)
Net gain on sales of securities available for sale	(208)	(44)
Tax benefit from exercise of options	169	—
Cash provided by (used in) resulting from changes in:
Accrued interest receivable	(452)	(133)
Other assets	(434)	(237)
Accrued interest payable	97	172
Official checks	215	(139)
Other liabilities	(937)	772

Net cash provided by operating activities	11,958	10,772

Cash flows from investing activities:
Purchase of securities available for sale	(17,432)	(13,645)
Proceeds from principal repayments and sales of securities available for sale	13,003	7,494
Loan principal repayments, net of originations	39,931	13,651
Purchase of loans	(154,783)	(63,132)
Purchase of premises and equipment	(1,859)	(928)
Purchase of Federal Home Loan Bank stock	(3,225)	(475)
Net proceeds from sale of foreclosed assets	343	1,231

Net cash used in investing activities	(124,022)	(55,804)

Cash flows from financing activities:
Net increase in deposits	45,103	31,207
Net increase in Federal Home Loan Bank advances	65,500	15,000
Net increase (decrease) in other borrowings	315	(1,300)
Principal repayments under capital lease obligation	(214)	(143)
Net increase in advance payments by borrowers for taxes and insurance	747	741
Dividends paid	(734)	(266)
Proceeds from sales of common stock and ESOP shares	1,827	—

Net cash provided by financing activities	112,544	45,239

Net increase in cash and cash equivalents	480	207
Cash and cash equivalents at beginning of period	7,481	5,733

Cash and cash equivalents at end of period	$7,961	$5,940

(continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows, Continued
(Unaudited in thousands)

	Nine Months Ended September 30

	2005	2004

Supplemental disclosure of cash flow information-Cash paid during the period for:
Interest	$13,240	$7,364

Income taxes	$2,055	$622

Noncash transactions:
Foreclosed assets acquired in settlement of loans	$124	$939

Accumulated other comprehensive income (loss), net change in unrealized gain (loss) on securities available for sale, net of tax	$(675)	$139

Transfer of loans in portfolio to loans held for sale	$9,700	$11,735

Mortgage servicing rights recognized upon sale of loans held for sale	$180	$48

ESOP shares allocated	$23	$—

Securitization of loans held for sale	$2,538	$32

See Accompanying Notes to Condensed Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) Description of Business and Basis of Presentation

Organization.  Federal Trust Corporation (“Federal Trust”) is the sole shareholder of Federal Trust Bank (the “Bank”). Federal Trust operates as a unitary savings and loan holding company. Federal Trust’s primary business activity is the operation of the Bank.  The Bank is federally-chartered as a stock savings bank.  The Bank’s deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation. The Bank provides a wide range of banking services to individual and corporate customers through its six offices located in Orange, Seminole and Volusia counties, Florida.  Federal Trust Mortgage Company (the “Mortgage Company”), a wholly-owned subsidiary of Federal Trust, was established in May 2005 to provide residential loan products for customers of the Bank, to close mortgage loans on behalf of certain third party purchasers, and to sell mortgage loans in the secondary market.

The condensed consolidated financial statements include the accounts of Federal Trust, the Bank and the Mortgage Company (collectively referred to herein as, the “Company”).  All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (principally consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2005, the results of operations for the three- and nine-month periods ended September 30, 2005 and 2004, and cash flows for the nine-month periods ended September 30, 2005 and 2004.  The results of operations for the three- and nine-month periods ended September 30, 2005, are not necessarily indicative of the results to be expected for the entire year ended December 31, 2005. These statements should be read in conjunction with the consolidated financial statements included in Federal Trust’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

(2)  Loans

          The components of loans are summarized as follows (in thousands):

	At Sept 30, 2005	At December 31, 2004

Residential lending:
Mortgages (1)	$392,006	$374,581
Lot loans	38,378	41,369
Construction	102,749	5,405

Total residential lending	533,133	421,355

Commercial lending:
Real estate secured	70,565	56,267
Land, development and construction	63,098	38,091
Commercial loans	21,615	13,257

Total commercial lending	155,278	107,615

Consumer loans	557	657

Total loans	688,968	529,627

Add (deduct):
Allowance for loan losses	(4,326)	(3,835)
Net premiums, discounts, deferred fees and costs	4,374	3,524
Undisbursed portion of loans in process	(64,897)	(7,985)

Loans, net	$624,119	$521,331

(1)	Includes $613,000 and $1,628,000 of loans held for sale at Sept. 30, 2005 and December 31, 2004, respectively.

(continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(2)  Loans, Continued

          The following is a summary of information regarding nonaccrual and impaired loans (in thousands):

	At

	Sept 30, 2005	December 31, 2004

Nonaccrual loans	$2,354	$2,600

Accruing loans past due ninety days or more	$—	$—

Recorded investment in impaired loans for which there is a related allowance for loan losses	$2,354	$2,648

Recorded investment in impaired loans for which there is no related allowance for loan losses	$—	$—

Allowance for loan losses related to impaired loans	$357	$290

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,

	2005	2004	2005	2004

Interest income recognized and received on impaired loans	$18	$34	$111	$110

Average net recorded investment in impaired loans	$2,254	$4,129	$2,285	$4,714

          The activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,

	2005	2004	2005	2004

Balance at beginning of period	$4,126	$3,390	$3,835	$2,779
Provision for loan losses	200	150	500	850
Charge-offs	—	(24)	(10)	(108)
Recoveries	—	1	1	5

Balance at end of period	$4,326	$3,526	$4,326	$3,526

A provision for loan losses is charged to earnings based upon management’s evaluation of the potential losses in its loan portfolio.  During the three- and nine-month periods ended September 30, 2005, management made provisions of $200,000 and $500,000, respectively, based on its evaluation of the loan portfolio, as compared to the provisions of $150,000 and $850,000, respectively, made in the comparable periods in 2004. The decrease in the provision for the nine months ended September 30, 2005 as compared to the first nine months of 2004 is primarily a result of the reduction in non-accrual loans in 2005.  At September 30, 2005, management believes that the allowance is adequate, primarily as a result of the overall quality and the high percentage of residential single family home loans in the portfolio.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets and Tier I capital to average adjusted assets (as defined in the regulations). Management believes, as of September 30, 2005, that the Bank exceeds the minimum capital adequacy requirements to which it is subject.

In addition, as of September 30, 2005, the Bank met the requirements to be categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain total risk-based capital, Tier I risk-based and Tier I leverage capital percentages as set forth in the table. There are no conditions or events since September 30, 2005, that management believes would change the institution’s categorization as well capitalized. The following table summarizes the capital thresholds for each prompt corrective action capital category. A financial institution’s capital category is based on whether it meets the threshold for all three capital ratios within the category. The Bank’s actual capital amounts and percentages are also presented in the table ($ in thousands).

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	%	Amount	%	Amount	%

At September 30, 2005:
Total capital (to risk-weighted assets)	$51,625	10.9%	$37,933	8.0%	$47,416	10.0%
Tier I capital (to risk-weighted assets)	47,309	10.0%	18,967	4.0%	28,450	6.0%
Tier I capital (to average adjusted assets)	47,309	6.6%	28,555	4.0%	35,694	5.0%

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

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,

	2005	2004	2005	2004

Weighted-average shares outstanding before adjustment for unallocated ESOP shares	8,299	7,453	8,162	6,929
Adjustment to reflect the effect of unallocated ESOP shares	(82)	(131)	(105)	(132)

Weighted-average shares outstanding for basic earnings per share	8,217	7,322	8,057	6,797

Basic earnings per share	$.11	$.13	$.41	$.38

Total weighted-average shares outstanding for basic earnings per share computation	8,217	7,322	8,057	6,797
Additional dilutive shares using the average market value for the period utilizing the treasury stock method regarding stock options	135	164	119	162

Weighted-average shares and equivalents outstanding for diluted earnings per share	8,352	7,486	8,176	6,959

Diluted earnings per share	$.11	$.13	$.40	$.37

(continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(5)  Stock Compensation Plans

The Company has three stock options plans.  The Key Employee Stock Compensation Program (the “Employee Plan”) is authorized to issue up to 10% of the issued shares up to a maximum of 1,000,000 shares (after being amended at the 2004 Annual Meeting of Shareholders) through the exercise of incentive stock options, compensatory stock options, stock appreciation rights or performance shares. To date, all awards granted under the Employee Plan have been incentive stock options. These options have either five or ten year terms and are vested immediately, or over various terms up to five years.  At September 30, 2005, the Company had 267,642 options available for future grants under the Employee Plan.

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

At the 2005 Annual Meeting held on May 27, 2005, the shareholders approved the 2005 Directors Stock Plan (“2005 Directors Plan”), which is authorized to issue up to 90,000 shares. Awards made under the 2005 Directors Plan may be in the form of restricted shares, stock units, or stock options. A stock unit is the right to receive a share of common stock on a date elected by the director. While any stock unit is outstanding the director holding the stock unit will be entitled to receive a dividend in the form of additional stock units, if cash dividends are declared on outstanding shares of common stock. Each stock unit, including fractional stock units, will be converted to one share of common stock on the date which has been selected by the director. Awards of shares or stock units may be awarded to a director as an annual stock retainer, which is dependent upon the amount of the director’s annual cash retainer.  The 2005 Directors Plan also provides for discretionary awards of restricted shares, stock units or stock options, which may be granted by the Board to recognize additional services provided to the Company. Any stock options granted may not be exercisable for less than fair market value per share on the date of grant, and must be exercised at least 6 months from the date of grant and before the earlier of 10 years after the date of the award, or one year from the date the director’s service is terminated by reason of retirement or death.  Restricted Stock Units for 6,827 shares were awarded to two Directors under the 2005 Directors Plan.  The closing price of the Company’s stock on the date of the grant was $12.03 per share.  Under the terms of their respective Agreements, which will be executed at the November Board meeting, the awards vest over three years (in near equal installments), unless there is a change in the control, at which point the awards vest immediately.  As a Restricted Stock Unit, no shares will be physically issued on vested units until the Director no longer serves on the Board.  The table below reflects the Restricted Stock Unit awards.

A summary of stock option transactions follows ($ in thousands, except per share data):

	Number of Options	Range of Per Share Option Price	Aggregate Option Price

Options Granted Under the Employee Plan:
Outstanding at December 31, 2003	377,418	$4.00-7.62	$1,933
Options granted	3,000	7.62	23
Options exercised	(6)	4.00	—
Options forfeited	(36)	4.00	—

Outstanding at December 31, 2004	380,376	4.00-7.62	1,956
Options granted	114,173	10.12-12.00	1,235
Options exercised	(164,393)	4.00-7.62	(664)
Options forfeited	(10,046)	4.00-10.25	(103)

Outstanding at September 30, 2005	320,110	$4.00-12.00	$2,424

(continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

(5)  Stock Compensation Plans, Continued

	Number of Options	Range of Per Share Option Price	Aggregate Option Price

Options Granted Under the Director Plan:
Outstanding at December 31, 2003 and 2004	140,000	$4.00-7.62	$694
Options exercised	(73,137)	$4.00-7.62	(327)

Outstanding at September 30, 2005	66,863	$4.00-7.62	$367

Number of Units

Restricted Stock Units under the Director Plan:
Units awarded	6,827

Outstanding at September 30, 2005	6,827

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

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(5)  Stock Compensation Plans, Continued

The following table illustrates assumptions used in calculating the grant-date fair value and the effect on net earnings and basic and diluted earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation ($ in thousands, except per share amounts):

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,

	2005	2004	2005	2004

Assumptions for grants made during the period:
Weighted-average risk-free rate of return	4.17	N/A	4.24%	4.68%
Annualized dividend yield	1.00%	N/A	1.11%	1.05%
Expected life of options granted	3 years	N/A	3 years	10 years
Expected stock volatility	20%	N/A	20%	20%
Number of options granted during the period	41,100	—	114,173	3,000

Grant-date fair value of options issued during the period	$86	$—	$263	$8

Grant-date fair value per option of options issued during the period	$2.10	$—	$2.53	$2.68

Net earnings, as reported	$884	$954	$3,270	$2,602
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax benefit	(35)	(45)	(258)	(135)

Proforma net earnings	$849	$909	$3,012	$2,467

Basic earnings per share:
As reported	$.11	$.13	$.41	$.38

Proforma	$.10	$.12	$.37	$.36

Diluted earnings per share:
As reported	$.11	$.13	$.40	$.37

Proforma	$.10	$.12	$.37	$.35

(6)  Reclassifications

Certain amounts in 2004 condensed consolidated financial statements have been reclassified to conform to the presentation for 2005.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of September 30, 2005, and for the three- and nine-month periods ended September 30, 2005 and 2004 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board (United States).

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

Federal Trust Corporation
Sanford, Florida:

          We have reviewed the accompanying condensed consolidated balance sheet of Federal Trust Corporation and Subsidiaries (the “Company”) as of September 30, 2005, the related condensed consolidated statements of earnings for the three- and nine-month periods ended September 30, 2005 and 2004 and the related condensed consolidated statements of stockholders’ equity and cash flows for the nine-month periods ended September 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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
November 1, 2005

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Comparison of September 30, 2005 and December 31, 2004

General

Federal Trust Corporation (“Federal Trust”) is the sole shareholder of Federal Trust Bank (the “Bank”). Federal Trust operates as a unitary savings and loan holding company. Federal Trust’s business activities primarily include the operation of the Bank.  The Bank is federally-chartered as a stock savings bank and the Bank’s deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation. The Bank provides a wide range of banking services to individual and corporate customers through its six offices located in Orange, Seminole and Volusia counties, Florida.  Federal Trust Mortgage Company (the “Mortgage Company”), a wholly-owned subsidiary of Federal Trust, was established in May 2005 to generate residential loans for the Bank, to close mortgage loans on behalf of certain third party purchasers, and to sell mortgage loans in the secondary market.  Federal Trust, the Bank and the Mortgage Company are collectively referred to herein as the “Company.”

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

Capital Resources

During the nine months ended September 30, 2005, the Company’s primary source of funds consisted of net increases in deposits of $45.1 million and Federal Home Loan Bank advances of $65.5 million and net principal repayments and sales of loans of $58.3 million and securities available for sale of $13.0 million. The Company used its capital resources principally to purchase loans of $154.8 million and securities available for sale of $17.4 million.

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

The following is a summary of the amounts of the Company’s financial instruments, with off-balance sheet risk at September 30, 2005 (in thousands):

Contract Amount

Commitments to extend credit	$13,015

Unused lines of credit	$12,302

Standby letters of credit	$2,708

Loans in process	$64,897

Management believes the Company has adequate resources to fund all its commitments.  At September 30, 2005, the Company had approximately $252 million in time deposits maturing in one year or less. Management also believes that, if so desired, it can adjust the rates on time deposits to retain or obtain new deposits in a changing interest rate environment.

Management believes the Bank was in compliance with all minimum capital requirements, which it was subject to at September 30, 2005.  See note 3 to the condensed consolidated financial statements.

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

	Three Months Ended September 30,

	2005			2004

	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost

			($ in thousands)
Interest-earning assets:
Loans (1)	$596,749	$7,788	5.22%	$455,671	$5,683	4.99%
Securities	45,333	510	4.50	36,219	334	3.69
Other interest-earning assets (2)	12,073	113	3.74	7,844	71	3.62

Total interest-earning assets	654,155	8,411	5.14	499,734	6,088	4.87

Noninterest-earning assets	42,922			32,771

Total assets	$697,077			$532,505

Interest-bearing liabilities:
Noninterest-bearing demand deposits	$16,075	—	—	$11,036	—	—
Interest-bearing demand and money- market deposits	126,702	938	2.96	115,274	529	1.84
Savings deposits	4,832	17	1.41	7,181	26	1.45
Time deposits	291,531	2,412	3.31	227,412	1,346	2.37

Total deposits	439,140	3,367	3.07	360,903	1,901	2.11
Other borrowings (3)	182,490	1,828	4.01	132,007	812	2.46

Total interest-bearing liabilities	621,630	5,195	3.34	492,910	2,713	2.20

Noninterest-bearing liabilities	34,396			6,472
Stockholders’ equity	41,051			33,123

Total liabilities and stockholders’ equity	$697,077			$532,505

Net interest income		$3,216			$3,375

Interest-rate spread (4)			1.80%			2.67%

Net interest margin (5)			1.97%			2.70%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.05			1.01

(1)	Includes nonaccrual loans.
(2)	Includes Federal Home Loan Bank stock and interest-earning deposits.
(3)	Includes Federal Home Loan Bank advances, other borrowings, junior subordinated debentures and capital lease obligation.
(4)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin is annualized net interest income divided by average interest-earning assets.

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

	Nine Months Ended September 30,

	2005			2004

	Average Balance	Average Yield/ Interest	Cost	Average Balance	Average Yield/ Interest	Cost

			($ in thousands)
Interest-earning assets:
Loans (1)	$563,359	$22,082	5.23%	$429,018	$16,362	5.09%
Securities	44,851	1,450	4.31	34,899	914	3.49
Other interest-earning assets (2)	11,031	350	4.23	7,179	196	3.64

Total interest-earning assets	619,241	23,882	5.14	471,096	17,472	4.95

Noninterest-earning assets	35,786			32,255

Total assets	$655,027			$503,351

Interest-bearing liabilities:
Noninterest-bearing demand deposits	$14,847	—	—	$10,408	—	—
Interest-bearing demand and money- market deposits	126,944	2,510	2.64	104,831	1,400	1.78
Savings deposits	5,392	55	1.36	7,890	87	1.47
Time deposits	271,805	6,077	2.98	220,990	3,829	2.31

Total deposits	418,988	8,642	2.75	344,119	5,316	2.06
Other borrowings (3)	179,712	4,695	3.48	125,537	2,307	2.45

Total interest-bearing liabilities	598,700	13,337	2.97	469,656	7,623	2.16

Noninterest-bearing liabilities	15,504			4,717
Stockholders’ equity	40,823			28,978

Total liabilities and stockholders’ equity	$655,027				$503,351

Net interest income		$10,545			$9,849

Interest-rate spread (4)			2.17%			2.79%

Net interest margin (5)			2.27%			2.79%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.03			1.00

(1)	Includes non-accrual loans.
(2)	Includes Federal Home Loan Bank stock and interest-earning deposits.
(3)	Includes Federal Home Loan Bank advances, other borrowings, junior subordinated debentures and capital lease obligation.
(4)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin is annualized net interest income divided by average interest-earning assets.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended September 30, 2005 and 2004

General.  The Company had net earnings for the three-month period ended September 30, 2005, of $884,000 or $.11 per basic and diluted share, compared to $954,000 or $.13 per basic and diluted share for the same period in 2004. The $70,000 decrease in net earnings was primarily due to a $159,000 decrease in net interest income and a $50,000 increase in the provision for loan losses, partially offset by a $133,000 decrease in other expenses.

Interest Income.  Interest income increased by $2.3 million or 38% to $8.4 million for the three-month period ended September 30, 2005, from $6.1 million for the same period in 2004.  Interest income on loans increased $2.1 million to $7.8 million in 2005, primarily as a result of an increase in the average amount of loans outstanding from $455.7 million in 2004 to $596.7 million in 2005, together with an increase in the average yield earned on loans from 4.99% for the three-month period ended September 30, 2004, to 5.22% for the comparable period in 2005. Interest income on securities increased by $176,000 for the three-months ended September 30, 2005, over the same period in 2004 due to a $9.1 million increase in the average balance and an .81% increase in the average yield of the portfolio. Management expects the rates earned on the portfolio to fluctuate with general market conditions.

Also affecting interest income for the current quarter was a non-recurring $421,000 adjustment to interest income on loans, which reduced net earnings by $.03 per share for third quarter of 2005.  The adjustment relates to interest recognized on various pools of loans purchased over the past few years, which are serviced by the financial institutions that sold us the loans.  Our monthly interest accruals are based on the due dates reported to us from the various financial institutions.  In a number of cases it was discovered that the reported due dates were not correct and the accrued interest was overstated.  This additional income had been recorded in the period when each pool was originally purchased.  Management has determined that the effect on individual prior periods was not significant and therefore did not consider it necessary to restate prior period earnings, electing to record the entire adjustment in the 2005 third quarter.

Interest Expense.  Interest expense increased by $2.5 million or 91% during the three-month period ended September 30, 2005, compared to the same period in 2004. Interest on deposits increased $1.5 million or 77% to $3.4 million in 2005 from $1.9 million in 2004.  The increase in interest on deposits was a result of an increase in the average cost of deposits from 2.11% for the three-month period ended September 30, 2004, to 3.07% for the comparable period in 2005, coupled with an increase in average deposits outstanding from $360.9 million in 2004 to $439.1 million in 2005. Interest on other borrowings increased to $1.8 million in 2005 from $812,000 in 2004, primarily as a result of an increase in the average amount of other borrowings outstanding from $132.0 million to $182.5 million.  Management expects to continue to use FHLB advances and other borrowings as a liability management tool.  Rates paid on transaction and money market deposit accounts as well as short-term FHLB advances will fluctuate with the movement of market interest rates.

Provision for Loan Losses.  A provision for loan losses is charged to earnings based upon management’s evaluation of the losses in its loan portfolio.  During the quarter ended September 30, 2005, a $200,000 provision for loan losses was recorded based on management’s evaluation of the loan portfolio, which was an increase of $50,000 from the same period in 2004. The allowance for loan losses at September 30, 2005, was $4.3 million or .69% of total loans outstanding, versus $3.8 million at December 31, 2004, or .74% of total loans outstanding. Management believes the allowance for loan losses at September 30, 2005 is adequate.

(continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended September 30, 2005 and 2004, continued

Other Income.  Other income decreased $33,000 or 5% from $680,000 for the three-month period ended  September 30, 2004, to $647,000 for the same period in 2005.  The decrease was primarily in the gain on sales of loans held for sale, which were $100,000 lower in 2005 than 2004, partially offset by a $64,000 increase in the net gains on sales of securities available for sale.

Other Expenses.  Other expenses decreased $133,000 or 5% to $2.3 million for the three-month period ended September 30, 2005, from $2.5 million for the same period in 2004.  Salaries and employee benefits decreased $29,000 and other expenses decreased $117,000 from 2004 to 2005.

Income Taxes. Income taxes for the three months ended September 30, 2005, was $452,000 (an effective rate of 33.8%), compared to $491,000 (an effective rate of 34.0%) for the same period in 2004.

Comparison of the Nine-Month Periods Ended September 30, 2005 and 2004

General.  The Company had net earnings for the nine-month period ended September 30, 2005, of $3.3 million or  $.41 per basic share and $.40 per diluted share, compared to $2.6 million or $.38 per basic and $.37 diluted share for the same period in 2004. The increase in net earnings for the nine-month period was primarily due to increases in net interest income and other income plus a decrease in the provision for loan losses, partially offset by an increase in other expenses.

Interest Income.  Interest income increased by $6.4 million or 37% to $23.9 million for the nine-month period ended September 30, 2005, from $17.5 million for the same period in 2004.  Interest income on loans increased  $5.7 million or 35% to $22.1 million in 2005 from $16.4 million in 2004, primarily as a result of an increase in the average amount of loans outstanding from $429.0 million in 2004 to $563.4 million in 2005 and an increase in the average yield earned on loans from 5.09% for the nine-month period ended September 30, 2004, to 5.23% for the comparable period in 2005.  Interest income on securities increased by $536,000 for the nine-month period ended September 30, 2005, over the same period in 2004, primarily as a result of an increase in the average balance of securities owned and an increase in the average yield. Management expects the rates earned on the portfolio to fluctuate with general market conditions.

Interest Expense.  Interest expense increased by $5.7 million or 75% during the nine-month period ended September 30, 2005, compared to the same period in 2004. Interest on deposits increased $3.3 million or 63% to $8.6 million in 2005 from $5.3 million in 2004, as a result of an increase in the average cost of deposits from 2.06% for the nine-month period ended September 30, 2004, to 2.75% for the comparable period in 2005 and an increase in average deposits outstanding from $344.1 million in 2004 to $419.0 million in 2005. Interest on other borrowings increased to $4.7 million in 2005 from $2.3 million in 2004, primarily as a result of the increase in the average balance of other borrowings from $125.5 million for the nine-month period ended  September 30, 2004 to $179.7 million for the comparable 2005 period and an increase in the average rate paid on other borrowings from 2.45% in 2004 to 3.48% in 2005.  Management expects to continue to use FHLB advances and other borrowings as a liability management tool.

Provision for Loan Losses.  A provision for loan losses is charged to earnings based upon management’s evaluation of the losses in its loan portfolio.  During the nine months ended September 30, 2005, a $500,000 provision for loan losses was recorded based on management’s evaluation of the loan portfolio, which was a decrease of $350,000 from the same period in 2004, primarily as a result of the decrease in nonaccrual loans. The allowance for loan losses at September 30, 2005, was $4.3 million or .69% of total loans outstanding, versus $3.8 million at December 31, 2004, or .74% of total loans outstanding. Management believes the allowance for loan losses at September 30, 2005, is adequate.

(continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Comparison of the Nine-Month Periods Ended September 30, 2005 and 2004, continued

Other Income.  Other income increased $114,000 or 6% from the nine-month period ended September 30, 2004, to the same period in 2005. The increase in other income was primarily due to an increase of $148,000 in the net gain on sales of securities available for sale.

Other Expense.  Other expense was virtually unchanged at $7.1 million for the nine-month periods ended  September 30, 2005 and 2004.  Salary and employee benefits increased $70,000 and occupancy expense increased $56,000 due to the staffing and opening of the branch in Deltona, Florida in the second half of 2004 and the overall growth of the Company.  The increases in personnel and occupancy expenses were offset by a $167,000 decrease in other expenses.

Income Taxes. Income taxes for the nine months ended September 30, 2005, was $1,763,000 (an effective rate of 35.0%), compared to $1,287,000 (an effective rate of 33.1%) for the same period in 2004.

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

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which Federal Trust Corporation or its subsidiaries are a party, or to which any of their property is subject.

Item 5.  Other Information

Federal Trust Corporation (“FTC”) has entered into a new Employment Agreement (“Employment Agreement”) with Chief Executive Officer and President James V. Suskiewich and an Employee Severance Agreement (“Severance Agreement”) with Thomas P. Spatola, the President and Chief Operating Officer of its wholly-owned mortgage company subsidiary, Federal Trust Mortgage Company (“FTMC”).  The following is a summary of the terms of the Employment Agreement and the Severance Agreement.

Suskiewich Agreement - On September 29, 2005, FTC’s Compensation Committee terminated the employment agreement dated December 18, 1998 (with amendments) by and among FTC, Federal Trust Bank, and James V. Suskiewich, and on that same date, Mr. Suskiewich agreed to enter into the new Employment Agreement with FTC, which became effective October 1, 2005.

Mr. Suskiewich’s new Employment Agreement has significant changes in comparison to the terms of his prior Employment Agreement. Pursuant to its terms, Mr. Suskiewich is to receive his current base salary of $325,000 (which shall be reevaluated on an annual basis), plus reimbursement of reasonable business expenses. He is also entitled to five weeks paid vacation and is provided with the use of an automobile.  In addition, Mr. Suskiewich has a target performance bonus opportunity of 40% of his base salary.  The target performance bonus is comprised of three components, which are measured on a separate basis.  FTC’s Compensation Committee establishes the performance criteria measures at the beginning of each fiscal year.  The criteria established for 2006 are quarterly return on assets (37.5%), quarterly net income growth (37.5%), and performance based on defined management objectives (discretionary, up to 25%).  The performance bonus is evaluated and paid within 30 days after the release of each quarter’s financial statements.  In addition, he is eligible to participate in any bonus and incentive programs adopted by FTC for its employees.

The original term of the Employment Agreement is three years. As with his prior employment agreement, each day during the term of the Employment Agreement, it automatically renews for one additional day. Therefore, at all times, Mr. Suskiewich’s Employment Agreement has a three-year term, until December 31, 2008, which is the last permitted daily renewal date.  Mr. Suskiewich’s prior employment agreement was automatically renewed until his 65th birthday.  The Board is required to meet at least once annually to consider the continuation of the automatic renewals.  Any party to the Employment Agreement may cease the automatic renewals, however, by notifying the other party of their intent to not renew. In addition, any party may terminate the Employment Agreement by delivering to the other party a written notice of termination. The date of termination may not be less than 30 days nor more than 45 days after delivery of the notice.

In the event the Employment Agreement is terminated by FTC for reasons other than “cause” or by Mr. Suskiewich for “good reason,” (as those terms are defined therein) he shall be entitled to a severance payment and to the continuation of benefits for the remaining term of the Employment Agreement.

The severance payment would be equal to his total annual base salary for the remainder of the term of the Employment Agreement (but in no event for a period of less than six months), and would be payable in semi-monthly installments until paid in full.

(continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION, continued

In the event of a change in control of FTC, Mr. Suskiewich will be entitled to severance equal to two and a half times his base annual salary and last fiscal year bonus.  This severance amount was reduced from the maximum of 2.9 times his total compensation that was provided for in his prior employment agreement.  As with his prior employment agreement, Mr. Suskiewich will be entitled to a change-in-control performance bonus.  This amount, however, has also been reduced to three times the premium multiple paid for FTC over book value times $250,000.  Furthermore, the Employment Agreement includes a “gross up” payment clause. In the event severance payments received by Mr. Suskiewich are subject to federal excise taxes under Section 4999 of the Internal Revenue Code of 1986, FTC shall increase Mr. Suskiewich’s severance payment so that the excise tax payable and any additional income taxes incurred on the gross-up payment will be apportioned 75% to FTC and 25% to Mr. Suskiewich. The prior employment agreement provided for a 100% gross-up payment by FTC.

The Employment Agreement has a six month non-compete provision, whereby Mr. Suskiewich may not become employed with another financial institution within Seminole County, Florida or any other county in which Federal Trust Bank has a branch office.  His prior employment agreement provided for a six month non-compete also, but limited the geographic scope to within 100 miles of FTC’s principal office.

Similar to the provisions in Mr. Suskiewich’s prior employment agreement, the current Employment Agreement provides for salary continuation in the event of his termination due to retirement, disability, or a change of control of FTC.  Such salary continuation provides for differing levels of annual benefits to be paid for life and would be funded by Bank Owned Life Insurance Policies. Likewise, as in the prior Employment Agreement, the Employment Agreement permits Mr. Suskiewich to terminate his employment voluntarily and for FTC to terminate it for “cause,” as defined in the Employment Agreement.  In the event of termination for those reasons, all rights and benefits under the Employment Agreement shall immediately terminate upon the effective date of such termination.

Spatola Agreement - FTC entered into the Severance Agreement with Thomas P. Spatola, the President and Chief Operating Officer of Federal Trust Mortgage Company, on June 13, 2005.  The initial term of the Severance Agreement is for two years, subject to additional one year renewals at the discretion of the Board.  The Board reviews the Severance Agreement at the end of each fiscal year to determine such renewals.

The Severance Agreement provides for a severance payment in the amount of two times  Mr. Spatola’s highest annual base salary (within the three years prior to termination) in the event  Mr. Spatola’s employment is terminated by FTC without cause or by Mr. Spatola for any reason, following a change in control (as defined in the Agreement) of FTC. This severance payment is to be paid in one lump sum payment within 30 days of the termination.  In addition, Mr. Spatola would be entitled to continuation of his life, health, and disability coverages until the earlier of his obtaining new employment with similar coverage or one year from the date of termination.

During the term of the Severance Agreement and for a period of three months following his termination for any reason, other than a change in control, Mr. Spatola may not become employed with another financial institution in either Seminole County or Orange County, Florida.  The Severance Agreement does not under any circumstances constitute an employment contract, and as such FTC may terminate his employment at any time, for any reason.

(continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION, continued

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

Exhibit No.		Description of Exhibit

(1)	3.1	1996 Amended Articles of Incorporation and the 1995 Amended and Restated Articles of Incorporation of Federal Trust
(1)	3.2	1995 Amended and Restated Bylaws of Federal Trust
(2)	3.3	1998 Articles of Amendment to Articles of Incorporation of Federal Trust
(3)	3.4	1999 Articles of Amendment to Articles of Incorporation of Federal Trust
(1)	4.0	Specimen of Common Stock Certificate
(4)	10.1	Amended Employment Agreement By and Among Federal Trust, the Bank and James V. Suskiewich
(4)	10.2	First Amendment to the Amended Employment Agreement By and Among Federal Trust, the Bank and James V. Suskiewich
(6)	10.3	Employee Severance Agreement with Stephen C. Green
(5)	10.4	Amendment to Federal Trust 1998 Key Employee Stock Compensation Program
(5)	10.5	Amendment to Federal Trust 1998 Directors’ Stock Option Plan
(6)	10.6	Employee Severance Agreement with Gregory E. Smith
(6)	10.7	Employee Severance Agreement with Daniel C. Roberts
(6)	10.8	Employee Severance Agreement with Jennifer B. Brodnax
(7)	10.9	2005 Directors’ Stock Plan
	10.10	Employment Agreement by and between Federal Trust Corporation and James V. Suskiewich
	10.11	Employee Severance Agreement with Thomas P. Spatola
(6)	14.1	Code of Ethical Conduct
	31.1	Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a)
	31.2	Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a)
	32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDERAL TRUST CORPORATION
(Registrant)

Date: November 4, 2005	By:	/s/ James V. Suskiewich

James V. Suskiewich
President and Chief Executive Officer

Date: November 4, 2005	By:	/s/ Gregory E. Smith

Gregory E. Smith
Executive Vice President and
Chief Financial Officer