Form 10-K
period 2005-12-31
FEDERAL TRUST CORP
filed 2006-03-16
CIK 842640

U.S. SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal ended December 31, 2005.

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to ______________.

Commission file number: 33-27139.

FEDERAL TRUST CORPORATION
(Exact name of registrant as specified in its charter)

Florida	59-2935028

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

312 West 1st Street Sanford, Florida	32771

(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code:  (407) 323-1833

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES    ☐      NO    ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES    ☐      NO    ☒

Note - Checking the box above will not relieve any registrant required to file reports pursuant to section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    ☒    NO    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will no be contained, to the best of registrant’s knowledge, indefinitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer           ☐                Accelerated filer           ☒                Non-accelerated filer           ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES    ☐      NO    ☒

Revenues for the fiscal year ended December 31, 2005: $36,510,000

The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant (7,300,245 shares) on June 30, 2005, was approximately $81,763,000. The closing price of Registrant’s common stock on June 30, 2005 was $11.20 per share. For the purposes of this response, directors, officers and holders of 5% or more of the Registrant’s common stock are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant’s common stock, as of March 3, 2006 was 8,299,343 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

1.	Portions of the Proxy Statement for the 2006 Annual Meeting of Shareholders filed electronically with the Securities and Exchange Commission on or about April 15, 2006. (Part III)

TABLE OF CONTENTS

Federal Trust Corporation and Subsidiaries (“Registrant”).

(1)	The material required by Items 9 through 11 and item 14 is hereby incorporated by reference from Registrant’s definitive Proxy Statement, pursuant to Instruction E 3 of Form 10-K.

PART I

ITEM 1.	BUSINESS

General

Federal Trust Corporation (“Federal Trust”) was organized in February 1989 for the purpose of becoming the unitary savings and loan holding company of Federal Trust Bank (the “Bank”), a federally-chartered stock savings bank.  Federal Trust essentially has two operating subsidiaries, the Bank and Federal Trust Mortgage Company (the “Mortgage Company”) collectively referred to as the “Subsidiaries.”  Federal Trust and its Subsidiaries are collectively referred to herein as the “Company.”  As a savings and loan holding company, Federal Trust has greater flexibility than the Bank to diversify and expand its business activities, either through newly formed subsidiaries or through acquisitions.

Federal Trust is a legal entity separate from its Subsidiaries.  Federal Trust’s corporate headquarters are located at 312 West 1st Street, Sanford, Florida 32771, and its telephone number is (407) 323-1833.  To date, the principal source of Federal Trust’s revenues, on an unconsolidated basis, is earnings of the Bank.  Various regulatory restrictions and tax considerations limit, directly or indirectly, the amount of dividends the Bank can pay to Federal Trust.  In addition, federal law restricts the Bank in the making of investments in or loans to Federal Trust or its affiliates.  See “Regulation and Supervision.”

Subsidiaries

Federal Trust Bank is chartered as a Federal-stock savings bank and is primarily engaged in the business of obtaining funds in the form of customer deposits and Federal Home Loan Bank (“FHLB”) advances and investing such funds in permanent loans on residential and commercial real estate and, secondarily in various types of construction, commercial and consumer loans and in investment securities.  The Federal Deposit Insurance Corporation (“FDIC”), an agency of the United States Government, insures through the Savings Association Insurance Fund (“SAIF”), all depositors of the Bank up to $100,000 in accordance with the rules and regulations of the FDIC.  The Bank is subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision (“OTS”) and the FDIC, which is intended primarily for the benefit of depositors.  See “Regulation and Supervision.”

Federal Trust Mortgage Company was formed in May 2005 as a wholly owned subsidiary of Federal Trust.  The Mortgage Company commenced operations on January 2, 2006 to provide residential loan products for customers of the Bank, to produce mortgage loans to be sold to third party purchasers, to buy and sell mortgages in the secondary market and to service the residential loan portfolio of the Bank.  When the Mortgage Company commenced operations in January 2006, the mortgage origination and servicing staff of the Bank were transferred to the Mortgage Company.

Federal Trust Statutory Trust I (the “Statutory Trust I”) - was formed in September 2003, for the sole purpose of issuing $5,000,000 of trust preferred securities.  In accordance with Financial Accounting Standards Interpretation No. 46 “Consolidation of Variable Interest Entities” (as revised December 2003), Federal Trust accounts for the Statutory Trust under the equity method of accounting.

Critical Accounting Policies

Our financial condition and results of operations are sensitive to accounting measurements and estimates of matters that are inherently uncertain.  When applying accounting policies in areas that are subjective in nature, we use our best judgment to arrive at the carrying value of certain assets.  The most sensitive accounting measurement we applied is related to the valuation of the loan portfolio and the adequacy of the allowance for loan losses.

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

During 2004, we recorded an other-than-temporary impairment write-down of approximately $1,055,000.  The charge related to our $9.5 million investment in Freddie Mac and Fannie Mae adjustable rate preferred stock, which is included in our investment securities, available for sale portfolio.  These investment grade securities declined in value in 2004 due to the recent events at Freddie Mac and Fannie Mae, coupled with the record low interest rates which caused the dividend payment to decline from the original rates at the time of issuance.  During 2005, we sold 42,000 shares of Freddie Mac and Fannie Mae preferred stock with a total book value of $2.0 million and recognized a net loss on the sales of less than $6,000.  At December 31, 2005, the Bank’s carrying value of the remaining Freddie Mac and Fannie Mae preferred stock was $6.4 million and the market value was $6.0 million.  We believe that the value of these investments will recover in the future, and we determined that no additional other-than-temporary impairment was necessary at December 31, 2005.

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

Large commercial loans that exhibit probable or observed credit weaknesses are subject to individual review.  Where appropriate, reserves are allocated to individual loans based on our estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flows, and available legal options.  Included in the review of individual loans, are those that are impaired as provided in Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” as amended.  Any specific reserves for impaired loans are measured based on the fair market value of the underlying collateral.  We evaluate the collectibility of both principal and interest when assessing the need for a special reserve.  Historical loss rates are applied to other commercial loans not subject to specific reserve allocations.

Homogenous loans, such as installment and residential mortgage loans are not individually reviewed by management except in the case of delinquencies.  Reserves are established for each pool of loans based on the expected net charge-offs.  Loss rates are based on the average net charge-off history by loan category.

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

Based on the procedures discussed above, management believes that the allowance for loan losses is adequate to absorb estimated loan losses associated with the loan portfolio at December 31, 2005.  Actual results could differ from these estimates.  However, since the allowance is affected by management’s judgment and uncertainties, there is the likelihood that materially different amounts would be reported under different conditions or assumptions.  To the extent that the economy, collateral values, reserve factors, or the nature and volume of problem loans change, we may need to adjust the provision for loan losses.  Material additions to our provision for loan losses would result in a decrease in net earnings and capital.

The allowance for loan losses is also discussed as part of “Results of Operations” and in Note 3 to the consolidated financial statements.  The significant accounting policies are discussed in Note 1 to the consolidated financial statements.

Forward Looking Statements

Readers should note, in particular, that this document contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties, including the risks described in Item 1A of this Form 10-K. When used in this document, or in the documents incorporated by reference herein, the words “anticipate,” “believe,” “estimate,” “may,” “intend” and “expect” and similar expressions identify certain of such forward-looking statements.  Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein.  Actual results may differ materially, depending upon a variety of important factors, including competition, inflation, general economic conditions, changes in interest rates and changes in the value of collateral securing loans we have m ade, among other things.

Strategy

Our operating strategy has been and continues to be focused on building a strong community bank branch network serving Central Florida with competitive deposit products, which fund the origination and acquisition of residential mortgage loans, and the expansion of our commercial real estate loan portfolio.  Residential loans are typically secured by a first mortgage on a dwelling and commercial loans are secured by real estate located and operated primarily in our market area and where appropriate, the working assets of the borrower (such as accounts receivable, inventory, and equipment).  We also provide loans to consumers secured by the equity in their homes.

Our lending activities are funded through core deposit generation fostered by branch expansion, borrowings from the Federal Home Loan Bank, and in the brokered deposit market when rates are favorable.  To the extent possible, we attempt to control interest rates paid on deposits; however, outside factors such as economic, environmental, competitive and liquidity needs will have an effect on the cost of deposits.  Our principal sources of earnings is interest on loans, securities, and overnight deposits, fees on checking and loan accounts and sales of loans and investments held for sale.  Our principal expenses are interest paid on deposits and other borrowings, personnel and operating expenses.

Market Area and Competition

We have seven full-service branch offices located in: in Sanford, Winter Park, New Smyrna Beach, Casselberry, Deltona, Orange City and Lake Mary, Florida.  Sanford, which is located approximately 20 miles northeast of downtown Orlando, is the second largest city in Seminole County and is the county seat.  Winter Park is located 13 miles southeast of Sanford and approximately 7 miles northeast of downtown Orlando.  The greater metropolitan Orlando area encompasses Orange, Seminole, Lake, and Osceola Counties in Central Florida.  The total population of the four County areas is estimated at 1.9 million, with the majority in Orange and Seminole Counties.  New Smyrna Beach is located in Volusia County on the Atlantic Ocean, approximately 33 miles northeast of our Sanford office and 15 miles south of Daytona Beach, Florida.  The Casselberry and Lake Mary branches are located in Seminole County between our Sanford and Winter Park Offices. Deltona and Orange City are both located in the Western part of Volusia County along the Interstate 4 corridor between Orlando and Daytona Beach.  Our administrative and operation offices are housed in Sanford.

Our primary market area is Orange, Seminole and Volusia Counties, and to a lesser extent Lake and Osceola Counties.  Although best known as a tourist destination, with over 20 million visitors a year, the Central Florida area has become a center for industries such as aerospace and defense, electro-optics and lasers, computer simulated training, computer networking and data management.  In addition, motion picture production, professional and amateur sports, and distribution makes the local economy more diverse each year.  Many companies, including some in the Fortune 500, have chosen the greater Orlando area as a base for corporate, regional, and divisional headquarters, the most recent relocation being The Home Depot Supply, a division of The Home Depot.  The Home Depot acquired Hughes Supply, Inc., which is headquartered in Orlando, Florida.

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

We experience substantial competition in attracting and retaining deposits and in lending funds. The primary factors in competing for deposits are customer service, branch locations and interest rates.  Direct competition for deposits comes from other savings institutions, commercial banks and nontraditional financial service providers, including insurance companies, consumer finance companies, brokerage houses and credit unions.  Additional significant competition for deposits comes from corporate and government securities and money market funds.  The primary factors in competing for loans are loan structure, interest rates and loan origination fees.  Competition for origination of real estate loans normally comes from other savings institutions, commercial banks, mortgage bankers, insurance companies and real estate investment trusts.

Consolidation within the banking industry, and in particular within Florida, has remained constant over the past several years.  As of June 30, 2005, the four largest banking institutions in the state controlled approximately 52% of the bank deposits.  In 1995, the four largest controlled less than 29% of the deposits.  In the past three years, the three largest financial institutions headquartered in Central Florida have been acquired by institutions headquartered outside of the state.  Federal Trust is now one of the largest independent financial institutions with headquarters and all of our branch locations in the Central Florida market place.  At the same time that we have seen continued consolidation of the local community banks, and seasoned banking executives spearhead the formation of new community banks with aggressive capital and growth plans.

Geographic deregulation also has had a material impact on the banking industry.  Legislation in Florida and on the national level, has removed most of the final barriers to interstate banking.  Under Florida Law, bank holding companies are permitted to acquire existing banks across state lines.  A bank holding company may consolidate its interstate subsidiary banks into branches and merge with a bank in another state, depending on state laws.

Lending Activities

General.  Our residential lending has traditionally included the origination, purchase and sale of mortgage loans for acquiring or constructing residential real property, primarily secured by first liens on such property.  Beginning in January 2006, the residential origination and underwriting functions were transferred to the Mortgage Company.  These loans are typically conventional home loans or lot loans which are not insured by the Federal Housing Agency (FHA) or partially secured by the Veterans Administration (VA).  Loans with fixed rates beyond five years are generally sold into the secondary market.  Loans with fixed rates of five years or less are generally considered for portfolio.  Interest rates for construction loans are generally tied to the prime rate and float daily during the construction period and are converted to either fixed or adjustable permanent mortgages upon completion.  To a lesser extent, we also make home equity loans which generally float daily with the prime rate.  Other consumer related loans are savings loans secured by certificates of deposit at an interest rate above the rate paid on the certificate.

Over the past four years, we have increased our attention toward commercial real estate lending and cross marketing of business accounts.  Commercial loans are comprised of loans to small businesses secured by real estate used in the enterprise and, where appropriate, the working assets of the business.  We also make commercial real estate loans for the acquisition and development of undeveloped land, and income producing properties.  Commercial loans are priced on a floating prime rate basis or fixed at repricing intervals not to exceed five years.  As a matter of policy, commercial loans are guaranteed by the borrowers’ principals.

Credit Risk.  Since our primary business is the origination and acquisition of loans, that activity entails potential credit losses which are beyond our control, the magnitude of which depends on a variety of economic factors affecting borrowers. While guidelines have been instituted and credit review procedures have been put into place to protect us from credit losses, some losses may inevitably occur.  During 2005, we recognized only $8,000 in charge-offs, net of recoveries from prior charge-offs.

Loan Portfolio Composition.  Our net loan portfolio, which is total loans plus premiums paid for loans purchased less loans in process, deferred loan origination fees and costs and allowance for loan losses, totaled $630.8 million at December 31, 2005, representing 86% of total assets at such date.  At December 31, 2004, our net loan portfolio was $521.3 million or 86% of total assets.

Residential mortgage loans, not including construction and lot loans, still comprise the largest group of loans in our loan portfolio, amounting to $400 million or 63% of the total loan portfolio at December 31, 2005, compared to $374.6 million or 71% of the total loan portfolio at December 31, 2004.  We offer and purchase adjustable rate mortgage (‘ARM’) loans with maturities up to 30 years. As of December 31, 2005, approximately 98% of these loans were ARM loans and 2% of our residential loans were fixed-rate.  Fixed-rate loans are generally underwritten to secondary market standards to insure liquidity and interest rate risk protection.  Residential lot loans amounted to $40.2 million or 6% of total loans at December 31, 2005.  These loans are secured by developed lots ready for construction of single-family homes.  Residential construction loans amounted to $40.4 million or 6% of total loans.  These loans are generally on property throughout Central Florida and are underwritten directly to the individual or family for their primary residence or second home.

Commercial real estate secured loans amounted to $71.3 million or 11% of the total loan portfolio at December 31, 2005. This portfolio includes loans to businesses to finance their office, manufacturing or retail facilities.  Commercial land, development and construction loans amounted to $62.7 million or 10% of total loans.  The land loans are generally larger parcels of property held for future development.  The development and construction loans include loans for the acquisition and development of both residential and commercial projects.  The construction loans are made directly to the builders of single and multi-family homes for pre-sold or speculative units.  We also finance the construction of commercial facilities, generally for the owner/operator.

Commercial loans at December 31, 2005, were $21.3 million or 3% of total loans.  These loans are generally secured by the assets of the borrower including accounts receivable, inventory and fixed assets, including company owned real estate and are usually also guaranteed by the owners.

Consumer loans, consisting of installment loans and savings account loans at December 31, 2005, were $447,000 or less than 1% of the total loan portfolio.

The following table sets forth information on our loan portfolio by type (in thousands):

	At December 31,

	2005		2004		2003		2002		2001

	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total

Residential Lending:
Mortgages	$399,973	62.8%	$374,581	70.8%	$302,083	75.4%	$246,235	79.2%	$203,729	74.2%
Lot Loans	40,203	6.3	41,369	7.8	20,816	5.2	8,742	2.8	5,534	2.0
Construction	40,437	6.4	5,405	1.0	780	0.2	1,822	0.6	8,760	3.2

Total Residential lending	480,613	75.5	421,355	79.6	323,679	80.8	256,799	82.6	218,023	79.4

Commercial Lending:
Real Estate Secured	71,253	11.1	56,267	10.6	47,918	12.0	32,061	10.3	26,782	9.9
Land, Development and Construction	62,709	9.9	38,091	7.2	16,524	4.1	14,598	4.7	23,451	8.5
Commercial loans	21,340	3.4	13,257	2.5	11,639	2.9	6,568	2.1	3,078	1.1

Total Commercial lending	155,302	24.4	107,615	20.3	76,081	19.0	53,227	17.1	53,311	19.5
Consumer Loans	447	0.1	657	0.1	864	0.2	969	0.3	3,111	1.1

Total loans	636,362	100.0%	529,627	100.0%	400,624	100.0%	310,995	100.0%	274,445	100.0%

Add (deduct):
Allowance for loan losses	(4,477)		(3,835)		(2,779)		(2,110)		(1,765)
Net premiums, discounts, deferred fees and costs	4,584		3,524		3,346		2,902		2,320
Loans in process	(5,642)		(7,985)		(2,790)		(3,189)		(10,813)

Net loans	$630,827		$521,331		$398,401		$308,598		$264,187

Contractual Repayments.  Scheduled contractual principal repayments of loans do not reflect the actual life of such assets.  The average life of loans is substantially less than their average contractual terms because of prepayments.  In addition, due-on-sale clauses on loans generally give us the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid.  The average life of mortgage loans tends to increase, however, when current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decreases when rates on existing mortgages are substantially higher than current mortgage loan rates.  Residential lot loans generally mature in less than five years and are typically repaid or convert to a construction loan when the owner begins construction of the residence.  Construction loans generally mature in one year or less.

The following table shows the contractual maturities of the Bank’s loan portfolio at December 31, 2005.  Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. The table does not include prepayments or scheduled principal repayments (in thousands):

	Residential	Commercial	Consumer	Total Loans

Amounts due:
Within 1 year	$11,057	$74,727	$122	$85,906

1 to 3 years	34,895	47,031	294	82,220
3 to 5 years	34,299	25,045	31	59,375
5 to 10 years	44,569	5,229	—	49,798
10 to 20 years	106,717	3,115	—	109,832
Over 20 years	249,076	155	—	249,231

Total due after 1 year	469,556	80,575	325	550,456

Total amounts due	$480,613	$155,302	$447	$636,362

Loans Due After December 31, 2006. The following table sets forth at December 31, 2005, the dollar amount of all loans due after December 31, 2006, classified according to whether such loans have fixed or adjustable interest rates (in thousands):

	Due after December 31, 2006

	Fixed	Adjustable	Total

Residential lending	$12,833	$456,723	$469,556
Commercial lending	17,824	62,751	80,575
Consumer loans	40	285	325

Total	$30,697	$519,759	$550,456

Purchase, Origination, and Sale of Loans.  Florida has historically experienced a rate of population growth in excess of national averages.  The real estate development and construction industries in Florida, however, have been sensitive to cyclical changes in economic conditions and the demand for and supply of residential units.  In 2005, the demand for real estate mortgage loans remained strong, but could be affected as real estate values or interest rates continue to rise.

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

Loans that the Bank and the Mortgage Company originate are generally on real estate located in our primary lending area of Central Florida.  Sources for residential mortgage loan originations include direct solicitation by employed loan originators, depositors, other existing customers, advertising and referrals from real estate brokers, mortgage brokers and developers.  Our residential mortgage loans are originated in accordance with written underwriting standards approved by the Board of Directors.  Most fixed rate loan originations are eligible for sale to Fannie Mae and other investors in the secondary market.  In addition, if the size of a particular loan request exceeds our legal or internal lending limit, we may sell a participation in that loan to a correspondent bank.  From time to time, we also purchase participations from our correspondents.

Commercial and commercial real estate loan originations are primarily attributable to Bank loan officers and referrals from existing customers, while consumer loan originations are attributable largely to depositors and walk-in customers and referrals.  All loan applications are evaluated by staff at the administrative and operations office in Sanford to ensure compliance with our underwriting standards.  See “Lending Activities - Loan Portfolio Composition - Loan Underwriting Policies.”

The following table sets forth the amount of loans originated, purchased, sold and repaid during the periods indicated (in thousands):

	For the Year Ended December 31,

	2005	2004	2003	2002	2001

Originations:
Mortgage loans:
Loans on existing property	$51,285	$62,999	$44,416	$97,263	$67,728
Land, Development and Construction loans	64,197	66,719	20,681	27,674	67,678

Total mortgage loans	115,482	129,718	65,097	124,937	135,406
Commercial loans	8,555	7,337	12,373	15,187	5,751
Consumer loans	478	635	701	529	2,469

Total loans originated	124,515	137,690	78,171	140,653	143,626
Purchases	207,136	178,482	176,828	97,897	53,933

Total loans originated and purchased	$331,651	$316,172	$254,999	$238,550	$197,559

Sales and principal repayments:
Loans sold	(24,407)	(28,632)	(39,560)	(28,072)	(33,764)
Principal repayments	(200,509)	(158,537)	(125,810)	(173,928)	(123,035)

Total loans sold and principal repayments	$(224,916)	$(187,169)	$(165,370)	$(202,000)	$(156,799)

Increase in total loans (before net items)	$106,735	$129,003	$89,629	$36,550	$40,760

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

Loans are approved at various management levels up to and including the Loan Committee of the Board of Directors.  Loan approvals are made in accordance with delegated authority levels approved by our Board of Directors.  Generally, loans less than $300,000 are approved by authorized officers and underwriters.  Loans in excess of $300,000 to $4,000,000 require the concurrence of three or more authorized officers.  Loans greater than $4,000,000 require approval of the Board of Directors’ Loan Committee. For loan approvals, the aggregate loans to the borrower and their related interest are used for determination of the appropriate lending authority required for any new loans or renewals.

To ensure that underwriting standards and loan policies are being followed, an internal loan review process is in place.  Additionally, our external auditor and the OTS perform independent testing of the Bank’s underwriting and credit quality.

General Lending Policies. Our policy for real estate loans is to have a valid mortgage lien on real estate securing a loan and to obtain a title insurance policy, which insures the validity and priority of the lien.  Borrowers must also obtain hazard insurance policies prior to closing, and when the property is in a flood prone area, flood insurance is required.

While our policy is to lend up to 80% of appraised value, we are permitted to lend up to 100% of the appraised value of real property securing a residential mortgage loan.  However, if the amount of a conventional, residential loan (including a construction loan or a combination construction and permanent loan) originated or refinanced exceeds 90% of the appraised value, federal regulations require that private mortgage insurance be obtained on that portion of the principal amount of the loan that exceeds 80% of the appraised value of the property.  We originate single family residential mortgage loans up to a 97% loan-to-value ratio if the required private mortgage insurance is obtained.  Loans over 97% loan-to-value ratio, if originated, would be under special community support programs or one of the Federal Housing Administration, Veterans Administration or USDA Rural Housing Service or insurance programs. The loan-to-value ratio on a home loan secured by a junior lien generally does not exceed 100%, including the amount of the first mortgage on the collateral. With respect to home loans granted for construction or combination construction/permanent financing, we will lend up to 95% of the appraised value of the property on an “as completed” basis. The loan-to-value ratio on multi-family residential and commercial real estate loans is generally limited to 80% of value.  Loans that exceed our policy are monitored, reported to the Board and will not exceed our regulatory limits.

The maximum amount that could have been loaned by the Bank to one borrower and the borrower’s related entities at December 31, 2005, was approximately $8.3 million.  We have no loans in our portfolio that exceed our loans to one borrower limit.

Consumer loans are considered to be loans to natural persons for personal, family or household purposes, and these loans may be unsecured, secured by personal property or secured by liens on real estate.

Federal savings and loan association regulations permit the Bank to invest in loans secured by non-residential or commercial real estate up to four times our regulatory capital.  At December 31, 2005, this limit allowed us to invest in non-residential or commercial real estate loans in an aggregate amount up to $200.1 million.  At such date, we had $71.3 million in loans secured by non-residential or commercial real estate.

The risk of non-payment of loans is inherent in all loans.  To address this risk, we carefully evaluate all loan applicants and attempt to minimize our credit risk exposure by use of thorough loan application and approval procedures that we have established for each category of loan.  In determining whether to make a loan, we consider the borrower’s credit history, analyze the borrower’s income and ability to service the loan, and evaluate the need for collateral to secure recovery in the event of default.  An allowance for loan losses is maintained based upon assumptions and judgments regarding the ultimate collectability of loans in our portfolio and a percentage of the outstanding balances of specific loans when their ultimate collectability is considered questionable.

Income from Lending Activities/Loan Servicing.  Fees are earned in connection with loan commitments and originations, loan modifications, late payments, assumptions related to changes of property ownership and for miscellaneous services related to loans.  We also receive fees for servicing loans owned by other financial institutions..  At December 31, 2005, we were servicing $69.3 million in loans for other institutions, which produces servicing income, net of amortization of mortgage servicing rights.  During 2002, we made a strategic decision to have a third party begin servicing our residential mortgage loans.  This third party charges standard servicing and administration fees for these services.

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

Non-performing Loans and Foreclosed Assets.  When a borrower fails to make a required payment on a loan, we attempt to collect the payment by contacting the borrower through our in-staff commercial loan officers or through our third party servicer for residential loans.  If a payment on a loan has not been received by the end of a grace period, notices are sent at that time, with follow-up contacts made thereafter.  In most cases, the delinquencies are cured promptly.  If the delinquency exceeds 90 days and is not cured through normal collection procedures, more formal measures are instituted to remedy the default, including the commencement of foreclosure proceedings.

If foreclosure is affected, the property is sold at a public auction in which we typically participate as a bidder.  If we are the successful bidder, the acquired real estate property is then included in our “foreclosed assets” account until it is sold.  Under federal regulations, we are permitted to finance sales of foreclosed assets by “loans to facilitate”, which may involve more favorable interest rates and terms than generally would be granted under our underwriting guidelines. At December 31, 2005, we had no loans to facilitate the sale of foreclosed assets.

Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual.  When a loan is placed on non-accrual status, previously accrued, but unpaid interest is deducted from interest income.  Our policy is to not accrue interest on loans as soon as it is determined that repayment of all principal and interest is not likely, however, not later than 90 days past due.

Assets acquired as a result of foreclosure or by deed-in-lieu of foreclosure are classified as foreclosed assets until they are sold.  When assets are acquired, they are recorded at the lower of cost or fair value less estimated selling costs at the date of acquisition and any write-down resulting therefrom, is charged to the allowance for loan losses.

The following table sets forth certain information regarding our non-accrual loans and foreclosed assets, the ratio of such loans and foreclosed assets to total assets as of the date indicated, and certain other related information (in thousands):

	At December 31,

	2005	2004	2003	2002	2001

Non-accrual loans:
Mortgage:
Construction	$158	$5	$229	$293	$418
Residential	1,240	1,862	6,167	5,221	2,629
Commercial	—	—	—	—	481

Total mortgage	1,398	1,867	6,396	5,514	3,528
Commercial loans	720	720	—	—	39
Consumer loans	—	13	—	65	22

Total non-accrual	$2,118	$2,600	$6,396	$5,579	$3,589

Total non-accrual loans to total loans	0.3%	0.5%	1.6%	1.8%	1.3%

Total non-accrual loans to total assets	0.3%	0.4%	1.4%	1.5%	1.2%

Total allowance for loss to total non-accrual loans	211.4%	147.5%	43.4%	37.8%	49.2%

Total foreclosed assets	$556	$326	$1,007	$858	$714

Total non-accrual loans and foreclosed assets to total assets	0.4%	0.5%	1.6%	1.7%	1.4%

At December 31, 2005, we had no accruing loans which were contractually past due 90 days or more as to principal and interest and no troubled debt restructurings as defined by Statement of Financial Accounting Standards No. 15. Nonaccrual loans for which interest has been reduced totaled approximately $2.1million and $2.6 million at December 31, 2005 and 2004, respectively.  For the year ended December 31, 2005, interest income that would have been recorded under the original terms of non-accrual loans and interest income actually recognized is summarized below (in thousands):

Interest income that would have been recorded	$208
Interest income recognized	132

Interest income foregone	$76

Classified Assets – Potential Problem Loans.  Federal regulations and the Bank’s policies require the classification of loans and other assets, such as debt and equity securities, considered to be of lesser quality as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the institution will sustain “some loss” if the deficiencies are not corrected.  Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. In addition, the Bank’s policies require that assets which do not currently expose the insured institution to sufficient risk to warrant classification as substandard but possess other weaknesses are designated “special mention” by management.

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

At December 31, 2005, there were six loans for a total of $2.4 million that were graded special mention and 28 loans for $5.4 million classified substandard.  There were no loans graded doubtful or loss at December 31, 2005.

Loan Review

The Bank conducts an internal review of the portfolio on a quarterly basis and requires updated financial statements and income tax returns yearly.  Then based on its inspection, the Bank grades its major loans on classifications as outlined above.

Provisions for Loan Losses

A provision for loan losses is generally charged to earnings based upon management’s evaluation of the inherent losses in our loan portfolio.  During 2005, our gross loans increased by $106.7 million and management charged $650,000 to our provision for loan losses. Also during 2005, we recognized $10,000 in charge-offs against our allowance, but collected $2,000 in recoveries from prior charge-offs.

While we believe that our allowance for loan losses is adequate as of December 31, 2005, the provisions are based on the current and anticipated future operating conditions, thereby causing these estimates to be susceptible to changes that could result in a material adjustment to results of operations in the near term.  The amount needed in the allowance for loan losses is based on the particular circumstances of the individual non-performing loans, including the type, amount, and value of the collateral, if any.  In addition, the overall composition and amount of the performing loans in the portfolio at the time of evaluation is considered to determine the adequacy of the allowance, and, as a result, will vary over time.  Although more emphasis is being placed on originating new commercial, commercial real estate, land and development loans, the composition of our loan portfolio continues to be concentrated primarily in residential mortgage loans, which tend to have a lower risk of loss.  Loan repayments are dependent on loan underwriting and also on economic, operating and other conditions that may be beyond our control.  Therefore, actual losses in future periods could differ materially from amounts provided in the current period and could result in a material adjustment to operations.

In addition to the continuing internal assessment of the loan portfolio, our loan portfolio is also subject to examination by our primary regulator, the OTS, which will periodically review the loan portfolio and assess the adequacy of the allowance for loan losses.

Allowance for Loan Losses

A number of factors are considered when establishing our allowance for loan losses.  For loan loss purposes, the loan portfolio is segregated into the following broad segments: residential real estate loans to United States citizens; residential real estate loans to foreign borrowers; commercial real estate loans; land development and construction loans; commercial business loans and other loans.  A general allowance for losses is then provided for each of the aforementioned categories, which consists of two components.  General loss percentages are calculated based upon historical analyses.  A supplemental portion of the allowance is calculated for inherent losses which probably exist as of the evaluation date even though they might not have been identified by the more objective processes used for the portion of the allowance described above.  This is due to the risk of error and/or inherent imprecision in the process.  This portion of the allowance is particularly subjective and requires judgments based on qualitative factors which do not lend themselves to exact mathematical calculations such as; trends in delinquencies and nonaccruals; migration trends in the portfolio; trends in volume, terms, and portfolio mix; new credit products and/or changes in the geographic distribution of those products; changes in lending policies and procedures; loan review reports on the efficacy of the risk identification process; changes in the outlook for local, regional and national economic conditions; concentrations of credit; and peer group comparisons.

Specific allowances are provided in the event that the specific collateral analysis on each classified loan indicates that the probable loss upon liquidation of collateral would be in excess of the general percentage allocation.  Provisions for loan losses are debited or credited in order to bring the allowance for loan losses to the required level as determined above.

At December 31, 2005, the allowance for loan losses was $4.5 million, or 211.3% of non-performing loans and .71% of total loans net of loans in process (“LIP”) compared to $3.8 million, or 147.5% of non-performing loans and .74% of total loans net of LIP at December 31, 2004.  The allowance at December 31, 2005, consisted of reserves for the performing loans in the portfolio and reserves against certain loans based on management’s evaluation of these loans.  As the amount of commercial loans in the portfolio continues to increase, the allowance will be adjusted accordingly.

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

The following table sets forth information with respect to our allowance for loan losses during the periods indicated. The allowances shown in the table below should not be interpreted as an indication that charge-offs in future periods will occur in these amounts or proportions or that the allowance indicates future charge-off amounts or trends ($ in thousands):

	At December 31,

	2005	2004	2003	2002	2001

Average loans outstanding, net of LIP	$579,811	$447,773	$366,488	$279,934	$245,069

Allowance at beginning of year	3,835	2,779	2,110	1,765	1,634

Charge-offs:
Residential real estate loans	—	(106)	(30)	(173)	(211)
Construction loans	—	—	—	(10)	(27)
Commercial real estate loans	—	—	—	—	—
Commercial loans	—	(48)	—	(39)	(187)
Consumer loans	(10)	—	(1)	(36)	—

Total loans charged-off	(10)	(154)	(31)	(258)	(425)
Recoveries	2	30	50	158	16

Net recoveries (charge-offs)	(8)	(124)	19	(100)	(409)
Provision for loan losses	650	1,180	650	445	540

Allowance at end of year	$4,477	$3,835	$2,779	$2,110	$1,765

Ratio of net (recoveries) charge-offs to average loans outstanding	.00%	.03%	(.01)%	.04%	.17%

Ratio of allowance to period-end total loans, net of LIP	.71%	.74%	.70%	.69%	.67%

Period-end total loans, net of LIP	$630,720	$521,642	$397,834	$307,806	$263,632

The following table represents information regarding our total allowance for loan losses, as well as the allocation of such amounts to the various categories of loans ($ in thousands):

	At December 31,

	2005		2004		2003		2002		2001

	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans

Residential lending	$2,337	75.5%	$2,488	79.6%	$1,886	80.8%	$1,409	82.6%	$1,097	79.4%
Commercial lending	2,130	24.4	1,055	20.3	825	19.0	566	17.1	456	19.5
Consumer loans	10.1		292.1		68.2		135.3		212	1.1

Total allowance for loan losses	$4,477	100.0%	$3,835	100.0%	$2,779	100.0%	$2,110	100.0%	$1,765	100.0%

Investment Activities

Mortgage-Backed Securities.  We purchase mortgage-backed securities and other collateralized mortgage obligations, which are guaranteed as to principal and interest by FNMA and FHLMC, agencies of the Federal government.  We also purchased mortgage-backed securities issued by entities that are not Federal Government agencies.  The securities are permissible investments for a savings institution and are acquired primarily for their liquidity, yield, and credit characteristics.  Such securities may be used as collateral for borrowings.  The mortgage-backed securities that are purchased are backed by either fixed-rate or adjustable-rate mortgage loans.  At December 31, 2005, these securities totaled $21.8 million.

Other Investments.  As a condition of our membership in the Federal Home Loan Bank of Atlanta we are required to own FHLB stock.  The other investments in the portfolio, with the exception of the corporate equity securities, are eligible for inclusion in our liquidity base when calculating our regulatory liquidity requirement.  We also purchase municipal bonds and corporate equity and debt securities.  At December 31, 2005, we did not have any securities pledged to the FHLB as collateral under its short-term credit agreement.

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

During 2004, we recorded an other-than-temporary impairment write-down of approximately $1,055,000.  The charge related to our $9.5 million investment in Freddie Mac and Fannie Mae adjustable rate preferred stock, which is included in our investment securities, available for sale portfolio.  These investment grade securities declined in value in 2004 due to the events at Freddie Mac and Fannie Mae, coupled with the record low interest rates which caused the dividend payment rate to decline from the original rates at the time of issuance.  During 2005, we sold 42,000 shares of Freddie Mac and Fannie Mae preferred stock with a total book value of $2.0 million and recognized a net loss on the sales of less than $6,000.  At December 31, 2005, the Bank’s carrying value of the remaining Freddie Mac and Fannie Mae preferred stock was $6.4 million and the market value was $6.0 million.  We believe that the value of these investments will recover in the future, and we determined that no additional other-than-temporary impairment was necessary at December 31, 2005.

The following table sets forth the carrying values of our total investments and liquidity as of the dates indicated ($ in thousands):

	At December 31,

	2005	2004	2003

Short-term investments:
Interest-earning deposits	$6,424	$3,836	$666
Debt securities:
Government agency	4,798	2,977	1,963
Municipal bonds	12,321	1,056	5,988
Corporate debt	5,068	3,915	—
Mortgage-backed securities	21,807	24,152	15,755
Equity securities:
FHLB stock	10,273	7,385	5,660
Corporate equity	6,086	9,072	9,909

Total investment portfolio	$66,777	$52,393	$39,941

The following table sets forth the remaining maturity and weighted-average yields as of December 31, 2005 and 2004 ($ in thousands):

	One Year or less		Over 1 yr to 5 Years		Over 5 Years to 10 Years		More Than 10 Years		Total

	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield

At December 31, 2005:
Interest-earning deposits	$6,424	4.07%	$—	—%	$—	—%	$—	—%	$6,424	4.07%
FHLB stock	10,273	4.60	—	—	—	—	—	—	10,273	4.60
Government agency securities	—	—	983	4.00	3,815	4.36	—	—	4,798	4.29
Municipal bonds	—	—	—	—	—	—	12,321	4.10	12,321	4.10
Corporate debt	—	—	3,213	5.65	1,855	6.31	—	—	5,068	5.89
Mortgage-backed securities (*)	—	—	—	—	—	—	21,807	4.82	21,807	4.82
Corporate equity securities (*)	—	—	—	—	—	—	6,086	4.07	6,086	4.07

	$16,697	4.40%	$4,196	5.26%	$5,670	5.00%	$40,214	4.49%	$66,777	4.56%

At December 31, 2004:
Interest-earning deposits	$3,836	2.10%	$—	—%	$—	—%	$—	—%	$3,836	2.10%
FHLB stock	7,385	3.75	—	—	—	—	—	—	7,385	3.75
Government agency securities	—	—	—	—	992	5.14	1,985	6.58	2,977	5.68
Municipal bonds	—	—	—	—	—	—	1,056	6.58	1,056	6.58
Corporate debt	—	—	—	—	3,915	3.95	—	—	3,915	3.95
Mortgage-backed securities (*)	—	—	—	—	—	—	24,152	4.09	24,152	4.09
Corporate equity securities (*)	—	—	—	—	—	—	9,072	5.41	9,072	5.41

	$11,221	3.19%	$—	—%	$4,907	4.19%	$36,265	4.63%	$52,393	4.26%

* Estimated and scheduled prepayments of principal on Mortgage-backed securities are not allocated in the above table and corporate equity securities are perpetual investments with no maturity date.

Impact of Interest Rates on the Investment Portfolio.  Starting in June 2004 through the last meeting in January 2006, the Federal Open Market Committee (“FOMC”) of the Federal Reserve has incrementally increased the Federal Funds rate by ¼% from 1.00% to 4.50%.  At the same time, longer term Treasury rates driven by market expectations of future inflation, were virtually unchanged.  As a result, throughout the period, the Treasury yield curve experienced significant flattening.  After the FOMC meeting of January 31, 2006, the short-term Treasury rates were higher than the five through thirty-year bond rates.

Due to the flattening of the yield curve during 2005, and the expectation that the FOMC would reach the end of their rate tightening cycle in 2006, we reduced our mortgage-backed security portfolio to $21.8 million at December 31, 2005.  The reduction was the result of scheduled principal payments and prepayment activity.  At the same time, our tax-free municipal bond portfolio was increased from $1.1 million at December 31, 2004 to $12.3 million at December 31, 2005.

Sources of Funds

General.  Deposits are our primary source of funds for use in lending, investments and for other general business purposes.  In addition to deposits, funds are obtained from normal loan amortization and prepayments, and from operations.  Contractual loan payments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general market interest rates and economic conditions.  Borrowings are also used on a short term basis to compensate for seasonal or other reductions in normal sources of funds.  FHLB borrowings are also used on a longer term basis to support expanded lending or investment activities.  Borrowings by Federal Trust can also be used by the Bank as an additional source of capital for the Bank.  At December 31, 2005, Federal Trust had approximately $5.9 million in borrowings which was used as capital for the Bank.

Deposits.  Our primary deposit products include fixed-rate certificate accounts, money-market deposit accounts and both noninterest and interest-bearing transaction accounts.  We have a number of different programs that are designed to attract both short-term and long-term deposits.

Deposits have generally been obtained from residents in our primary market area and, to a lesser extent, nationwide, through a network of deposit brokers.  The principal methods used to attract “in market” deposit accounts have included offering a wide variety of services and accounts, competitive interest rates and convenient office locations, including access to automated teller machines (“ATMs”) and Internet Banking.  We currently operate seven ATM’s and our customers also have access to the Star7 (previously Honor) and other shared ATM networks.  We also offer customers Internet Banking with access to their accounts, funds transfer, and bill paying.

The following table shows the distribution of, and certain other information relating to, our deposits by type as of the dates indicated ($ in thousands):

	At December 31,

	2005		2004		2003

	Amount	Percent of Deposits	Amount	Percent of Deposits	Amount	Percent of Deposits

Noninterest-bearing checking accounts	$13,628	2.9%	$21,305	5.3%	$6,352	2.0%
Interest-bearing checking accounts	51,682	11.0	48,792	12.1	15,566	4.9
Money-market accounts	78,371	16.6	76,236	18.9	76,047	24.2
Savings accounts	4,062.8		6,237	1.5	8,714	2.8

Subtotal	147,743	31.3	152,570	37.8	106,679	33.9

Time deposits:
Less than 1.00%	—	—	—	—	236	0.1
1.00% to 1.99%	2,160.5		52,463	13.0	95,193	30.3
2.00% to 2.99%	40,677	8.6	161,975	40.1	84,104	26.7
3.00% to 3.99%	171,712	36.5	29,041	7.2	14,588	4.6
4.00% to 4.99%	108,004	22.9	5,945	1.5	9,174	2.9
5.00% to 5.99%	720.2		930.2		2,915	0.9
6.00% to 6.99%	46.0		677.1		1,234	0.4
7.00% to 7.99%	—	—	515.1		507	0.2

Total time deposits	323,319	68.7	251,546	62.2	207,951	66.1

Total deposits	$471,062	100.0%	$404,116	100.0%	$314,630	100.0%

The following table shows the average amount of and the weighted average rate paid on each of the following categories during the periods indicated ($ in thousands):

	Year Ended December 31,

	2005		2004		2003

	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Noninterest-bearing checking accounts	$14,667	—%	$10,076	—%	$7,102	—%
Money market and interest-bearing checking accounts	127,485	2.83	109,654	1.84	92,525	1.91
Savings	5,103	1.37	7,520	1.46	9,446	1.73
Time deposits	282,693	3.16	228,876	2.37	188,975	2.73

Total deposits	$429,948	2.93%	$356,126	2.12%	$298,048	2.38%

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

On a weekly basis, we review the rates offered by other deposit institutions in our market area and make adjustments to the rates we offer to meet our funding needs and to be competitive with the local market.  Our deposits increased to $471.1 million at December 31, 2005, from $404.1 million at December 31, 2004.

The following table sets forth jumbo certificates of $100,000 and over at December 31, 2005, maturing as follows (in thousands):

Amount

Due three months or less	$46,699
Due over three months to six months	50,432
Due over six months to one year	88,073
Due over one year	13,356

$198,560

At December 31, 2005, the Bank had $115.6 million in brokered deposits.

Federal Home Loan Bank Advances.  A source of funds to support our lending activity, are advances from the FHLB.  Such advances may be made pursuant to several different credit programs.  Each credit program has its own interest rate based on the range of maturities. The FHLB has limitations on the total amount and terms of advances available to the Bank based on, among other things, asset size, capital strength, earnings and the amount of collateral available to be pledged for such advances. Prepayment of FHLB advances would incur prepayment penalties.  At December 31, 2005, we had $201.7 million in borrowings outstanding.

The following table is a summary of our advances from the Federal Home Loan Bank of Atlanta ($ in thousands):

Maturing During the Year Ending December 31,	Interest Rate		At December 31,

			2005	2004	2003

2005	1.15	(1)	$—	$—	$25,500
2005	2.00		—	25,000	25,000
2005	2.44	(1)	—	15,000	—
2005	1.70		—	5,000	—
2005	1.56		—	5,000	—
2005	2.84		—	10,000	—
2006	1.24	(2)	—	—	5,000
2006	0.58	(1)(2)	—	—	5,000
2006	3.13		5,000	5,000	—
2006	4.37		10,000	—	—
2006	4.34		10,000	—	—
2006	4.43		12,500	—	—
2006	3.79		5,000	—	—
2007	5.22		2,200	2,200	2,200
2007	2.01	(4)	—	15,000	—
2007	1.26	(2)	—	—	5,000
2007	3.86		12,500	—	—
2007	4.08		5,000	—	—
2007	4.15		5,000	—	—
2008	1.98	(2)	—	5,000	5,000
2009	2.05	(3)	5,000	5,000	—
2009	3.11	(5)	10,000	10,000	—
2010	3.88	(9)	15,000	—	—
2011	3.73		—	—	25,000
2014	2.93	(6)	5,000	5,000	—
2014	3.03	(7)	11,500	11,500	—
2014	3.22	(8)	25,000	25,000	—
2015	3.19	(10)	8,000	—	—
2015	3.51	(3)	5,000	—	—
2015	3.29	(11)	10,000	—	—
2015	3.77	(12)	5,000	—	—
2015	4.00	(13)	5,000	—	—
2015	3.77	(14)	5,000	—	—
2015	3.89	(14)	5,000	—	—
2015	3.99	(15)	15,000	—	—
2015	3.77	(6)	5,000	—	—
			$201,700	$143,700	$107,700

(1)	Daily advance – or adjustable rate.
(2)	FHLB has the option to call every three months.
(3)	FHLB has the option to call every three months beginning in February 2006.
(4)	FHLB has a one-time call option in June 2005.
(5)	FHLB has the option to call every three months beginning in July 2006.
(6)	FHLB has the option to call every three months beginning in December 2006.

(footnotes continued on next page)

(7)	FHLB has the option to call every three months beginning in September 2007.
(8)	FHLB has the option to call every three months beginning in December 2007.
(9)	FHLB has a one time call option in June 2006.
(10)	FHLB has the option to call every three months beginning in January 2007.
(11)	FHLB has the option to call every three months beginning in February 2007.
(12)	FHLB has a one time call option in May 2009.
(13)	FHLB has the option to call every three months beginning in October 2007.
(14)	FHLB has the option to call every three months beginning in November 2006.
(15)	FHLB has the option to call every three months beginning in November 2007.

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

Other Borrowings.  In addition to FHLB advances, another source of funds to support our operations, are borrowings from correspondent banks.  During 2003, Federal Trust entered into a loan agreement with a correspondent bank.  Under this agreement, we could borrow up to $6,000,000 under a revolving line of credit (“LOC”) for general operations and up to $2,000,000 on a separate non-revolving line of credit (“ESOP LOC”) for common stock purchases relating to our Employee Stock Ownership Plan.  Both lines were secured by all of the Bank’s common stock and had interest rates of prime minus 12.5 basis points as long as we maintain certain loan-to-book value percentages.  The loan agreement also has certain covenants that the Company is required to meet.  In August 2004, the outstanding balance of the LOC was repaid from a portion of the proceeds of the secondary stock offering.

In 2005 we had a revolving line of credit agreement with a correspondent bank that enabled us to borrow up to $8,000,000. The interest rate on the line of credit bore interest at the prime lending rate minus 50 basis points as long as we maintain certain loan-to-bank value percentages.  The line of credit is secured by all of the Bank’s common stock. Federal Trust can draw upon or repay the line of credit in whole or in part for the first 24 months without any prepayment penalties, at which time the remaining principal balance will be scheduled for repayment over eight years. At December 31, 2005, the outstanding balance under the line of credit agreement was approximately $4.1million, our available balance was $3.9 million and the interest rate was 6.75% with payments due quarterly.

At December 31, 2004, the balance outstanding on the ESOP LOC was $885,000.  As a result of the reduced interest rate on the new revolving line of credit, the Company elected to repay the ESOP LOC and funded the remaining balance, after the 2005 ESOP allocation, with the new revolving line of credit.  At December 31, 2005, $677,000 of the outstanding balance on the revolving line of credit was to fund the ESOP loan.

Total interest expense on other borrowings for the years ended December 31, 2005, 2004 and 2003, was approximately $58,000, $124,000 and $137,000, respectively.

Junior Subordinated Debentures.  On September 17, 2003, the Statutory Trust I sold adjustable-rate Trust Preferred Securities due September 17, 2033 in the aggregate principal amount of $5,000,000 (the “Trust Preferred Securities”) in a pooled trust preferred securities offering. The interest rate on the Trust Preferred Securities adjusts quarterly, to a rate equal to the then current three-month London Interchange Bank Offering Rate (“LIBOR”), plus 295 basis points (7.45% at December 31, 2005). In addition, Federal Trust contributed capital of $155,000 to the Statutory Trust I for the purchase of the common securities of the Statutory Trust I.  The proceeds from these sales were paid to Federal Trust in exchange for $5,155,000 of its adjustable-rate Junior Subordinated Debentures (the “Debentures”) due September 17, 2033. The Debentures have the same terms as the Trust Preferred Securities. The sole asset of the Statutory Trust I, the obligor on the Trust Preferred Securities, is the Debentures.

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

The following table sets forth certain information relating to the Bank’s borrowings at the dates indicated (in thousands):

	At or For the Year Ended December 31,

	2005	2004	2003

FHLB advances:
Average balance outstanding	$186,122	$118,729	$95,983
Maximum amount outstanding at any month end during the year	$212,500	$143,700	$123,200
Balance outstanding at end of year	$201,700	$143,700	$107,700
Weighted average interest rate during the year	3.31%	2.34%	2.44%
Weighted average interest rate at end of year	3.67%	2.73%	2.04%
Other borrowings and junior subordinated debentures:
Average balance outstanding	$9,000	$11,482	$7,091
Maximum amount outstanding at any month end during the year	$12,019	$13,706	$14,011
Balance outstanding at end of year	$12,019	$9,089	$13,706
Weighted average interest rate during the year	5.98%	4.44%	4.63%
Weighted average interest rate at end of year	6.78%	5.22%	3.96%
Total borrowings:
Average balance outstanding	$195,122	$130,211	$103,074
Maximum amount outstanding at any month end during the year	$224,519	$157,406	$137,211
Balance outstanding at end of year	$213,719	$152,789	$121,406
Weighted average interest rate during the year	3.44%	2.53%	2.59%
Weighted average interest rate at end of year	3.85%	3.02%	2.25%

Expansion Activities

Since 1998 we have continued to expand our franchise footprint across the Eastern – Central Florida corridor as shown in the following table.

•	Sanford Branch, 420 West First Street, (November 1998)

•	Winter Park Branch, 655 West Morse Boulevard, (December 2000)

•	Casselberry Branch, 487 Semoran Boulevard, (December 2002)

•	New Smyrna Branch, 761 East Third Street, (June 2003)

•	Deltona Branch, 901 Doyle Road, (Replaced Deltona strip center branch June 2003)

•	Orange City Branch, 2690 Enterprise Road, (October 2003)

•	Lake Mary Branch, 791 Rinehart Road, (January 2006)

•	Port Orange Branch, (Scheduled to open second quarter 2006)

In addition to the above locations, we have three branch locations at various stages of completion.  The land for two of the locations, Edgewater (Eastern Volusia County) and Eustis (Lake County) have been purchased.  The Palm Coast Office site (Flagler County) will be leased.  All three offices are in the pre-construction planning phase with estimated opening in the second half of 2006 through the first quarter of 2007.

All of our branch offices have drive-through windows and ATM facilities.

Employees

At December 31, 2005, the Company had a total of 87 full-time employees.  We consider relations with our employees to be excellent.  We currently maintain a comprehensive employee benefit program providing, among other benefits, hospitalization and major medical insurance, long-term disability insurance, life insurance, education assistance, an employee stock ownership plan (“ESOP”) and a 401K Plan.  These benefits are considered by management to be competitive with employee benefits provided by other major employers in our market areas.  Our employees are not represented by any collective bargaining group.

Bank Subsidiaries

There are no limits on the amount a savings institution may invest in its operating subsidiaries, either separately or in the aggregate.  The Bank had one operating subsidiary, FTB Financial, Inc. (“FTBF”).  FTBF, which commenced operations in 1996, engaged in the business of selling insurance annuities, stocks and bond investment products.  FTBF ceased operations in September 2003 and had only minimal activity over the three years ending in December 2003.

Legal Proceedings

There are no material pending legal proceedings to which the Company is a party, or to which any of its property is subject.

Recent Accounting Pronouncements

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion 20 and FASB Statement 3.”  This Statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This statement also provides guidance for determining whether retrospective application of a change is impracticable and for reporting a change when retrospective application is impracticable. This statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management believes this Statement will not have a material effect on the Company’s consolidated financial statements.

In December 2004, the FASB issued FASB Statement No. 153, “Exchanges of Nonmonetary Assets – an Amendment to APB opinion No. 29.” This Statement addresses the measurement of exchanges of nonmonetary assets. The Statement is effective for fiscal periods beginning after June 15, 2005.  Management believes this Statement will not have a material effect on the Company’s consolidated financial statements.

On December 16, 2004, the FASB issued FASB Statement No. 123(R), Share-Based Payment.  Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends FASB Statement No. 95, Statement of Cash Flows.  Statement 123(R) requires that all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The provisions of Statement 123(R) are effective prospectively as of the first interim or annual reporting period that begins after June 15, 2005. On March 30, 2005, the SEC Staff issued Staff Accounting Bulletin No. 107, “Application of FASB Statement 123R, Share-Based Payment” which amends the effective date to begin the first annual period beginning after June 15, 2005.  In anticipation of the adoption of SFAS No. 123(R), the Company accelerated vesting of a number of the outstanding unvested stock options to purchase shares of common stock in December 2005. The decision to accelerate the vesting of stock options, which the Company believes to be in the best interest of its stockholders, was made primarily to reduce non-cash compensation expense that would have been recorded in its statements of operations in future periods upon the adoption of SFAS 123(R) beginning in January 2006. As a result, the implementation of this statement is expected to result in an additional $31,000 in expense for fiscal year 2006, based on current options outstanding.

In the second quarter of 2004, the Emerging Issues Task Force (“EITF”) released EITF Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” The Issue provided guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments.  On September 30, 2004, the FASB issued FASB Staff position (“FSP”) EITF 3-1-1, “Effective Date of Paragraph 10-20 of EITF Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” This Staff Position delayed certain measurement and recognition provisions of EITF 03-1. Please see “Note 2 – Securities” of the “Notes to Consolidated Financial Statements” for information relating to the required disclosures with respect to these investments.

Monetary Policies

The results of our operations are affected by credit policies of monetary authorities, particularly the Federal Reserve Board. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in U.S. government securities, changes in the Federal Funds and discount rate on member bank borrowings, changes in reserve requirements against member bank deposits. In view of changing conditions in the national economy and in the financial markets, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve Board, no accurate prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Company.

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

A person or company are presumed to be acting in concert with members of the person’s immediate family (which includes a person’s spouse, father, mother, children, brothers, sisters and grandchildren, as well as the father, mother, brothers and sisters of the person’s spouse, and the spouse of the person’s child, brother or sister). Persons will be presumed to be acting in concert with each other where:

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

The Bank’s authority to extend credit to executive officers, directors and 10% shareholders, as well as entities controlled by such persons, is governed by Section 22(g) and 22(h) of the Federal Reserve Act and Regulation O thereunder.  Among other things, these regulations require such loans to be made on terms substantially similar to those offered to unaffiliated individuals, place limits on the amount of loans the Bank may make to such persons, based in part, on the Bank’s capital position, and require certain approval procedures to be followed.  The OTS regulations, with certain minor variances, apply Regulation O to savings banks.  At December 31, 2005, the Bank had no outstanding loans or other extensions of credit to the Company’s directors and executive officers.

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

Payment of Dividends. The principal source of cash flow of Federal Trust, including cash flow to pay cash dividends, has been the sale of common stock of Federal Trust, the $8,000,000 revolving line of credit and dividends from the Bank. There are statutory and regulatory limitations on the payment of dividends by the Bank. The ability of the Bank to pay a dividend to Federal Trust is governed by the OTS’s capital distribution regulation. Under the regulation, the Bank may make a capital distribution without the approval of the OTS, provided the OTS is notified 30 days before declaration of the capital distribution. The Bank must also meet the following requirements: (i) it has a regulatory rating in one of the two top examination categories; (ii) it is not of supervisory concern, and will remain adequately or well-capitalized, as defined in the OTS prompt corrective action regulations, following the proposed distribution; and (iii) the distribution does not exceed the Bank’s net income for the calendar year-to-date plus retained net income for the previous two calendar years (less any dividends previously paid). If the Bank does not meet the above-stated requirements, it must obtain the prior approval of the OTS before declaring any proposed distributions. The OTS can prohibit a proposed capital distribution by a savings institution, which would otherwise be permitted by the regulation if the OTS determines that such distribution would constitute an unsafe or unsound practice.  Federal Trust paid $.13 per share in cash dividends to shareholders during 2005 and $.09 per share in cash dividends during 2004.

34 Act Reporting.  As a publicly traded company with its shares of common stock registered under the Securities Act of 1933, Federal Trust is required to file periodic public disclosure reports with the Securities and Exchange Commission, pursuant to the Securities and Exchange Act of 1934, and the regulations promulgated thereunder. A Form 10-K is a required annual report that must contain a complete overview of Federal Trust’s business, financial, management, regulatory, legal, ownership and organizational status. Federal Trust must file Form 10-K seventy-five days after the fiscal year end of each year.

Similarly, Form 10-Q must contain information concerning Federal Trust on a quarterly basis.  Although Form 10-K requires the inclusion of audited financial statements, unaudited statements are sufficient for inclusion on Form 10-Q.  Additionally, any significant non-recurring events that occur during the subject quarter, as well as changes in securities, any defaults and the submissions of any matters to a vote of security holders, must also be reported on Form 10-Q.  In addition to the annual and quarterly reports, Federal Trust is also required to file report 8-K if any specified reportable events take place.  This report is due to be filed with the Securities and Exchange Commission within four days of the occurrence of such event.

Recently, the national securities exchanges, including the American Stock Exchange adopted a rule requiring the audit committees of Boards of Directors of reporting corporations, such as Federal Trust, to undertake certain organizational and operational steps.  The Securities and Exchange Commission also adopted a similar rule. These standards require our audit committee to be comprised of independent, non-employee directors who are financially literate. Furthermore, the audit committee has adopted a formal charter defining the scope for its operations. The Securities and Exchange Commission’s rule also requires our auditors to review the financial statements contained in our Form 10-K’s, in addition to our quarterly Form 10-Q’s.

Sarbanes-Oxley Act.  The primary purpose of the Sarbanes-Oxley Act is to protect investors by improving the accuracy and reliability of disclosures made pursuant to the federal securities laws.

The Sarbanes-Oxley Act amends the Securities Exchange Act of 1934 to prohibit a registered public accounting firm from performing specified non-audit services contemporaneously with an audit. The Sarbanes-Oxley Act also vests the audit committee of an issuer with responsibility for the appointment, compensation, and oversight of any registered public accounting firm employed to perform audit services. It requires each audit committee member to be a member of the Board of Directors of the issuer, and to be otherwise independent. The Sarbanes-Oxley Act further requires the Chief Executive Officer and Chief Financial Officer of an issuer to make certain certifications as to each annual and quarterly report.

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

Regulation W. Regulation W comprehensively implements Sections 23A and 23B of the Federal Reserve Act. Sections 23A and 23B and Regulation W restricts loans by a depository institution to its affiliates, asset purchases by depository institutions from its affiliates, and other transactions between a depository institution and its affiliates. Regulation W unifies in one public document, the Federal Reserve’s interpretations of sections 23A and 23B.

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

The FBCA also permits for super majority voting requirements for shareholders, which may be considered to be anti-takeover provisions.  At the 1999 Annual Meeting of Shareholders, the Shareholders approved the Articles of Amendments to our Articles of Incorporation, which require certain super majority voting requirements.  Specifically, Article V, Powers and Governance, was amended to provide that Special Meetings of Shareholders can be called by 20% or more of all of the outstanding shares; Article VIII, Amendment, was amended to provide that any provisions of the Articles of Incorporation can be amended by vote of a majority of all of the outstanding shares of our capital stock; and Article IX, was added to require the vote of not less than 66% of the outstanding shares of common stock for transactions involving Control Share Acquisition and Business Combinations.

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

Prompt Corrective Action.  Federal banking regulatory agencies have established certain capital and other criteria which define the categories under which a particular financial institution may be classified. Constraints are imposed on operation, management, and capital distributions depending on the category in which a financial institution is classified. Among other things, the regulations define the relevant capital measures for the five capital categories. For example, a savings bank is deemed to be “well capitalized” if it has a total risk-based capital ratio (total capital to risk-weighted assets) of 10% or greater, a Tier 1 risk-based capital ratio (Tier 1 capital to risk-weighted assets) of 6% or greater, and a Tier 1 leverage capital ratio (Tier 1 capital to adjusted to total assets) of 5% or greater, and is not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

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

At December 31, 2005, the Bank exceeded each of its capital requirements. The following table sets forth the regulatory capital calculations of the Bank at December 31, 2005 ($ in thousands):

	Tier I		Risk-Based

	Amount	Percent of Assets	Amount	Percent of Assets

Regulatory capital	$50,628	6.9%	$55,105	11.3%
Requirement	29,232	4.0	39,109	8.0

Excess	$21,396	2.9%	$15,996	3.3%

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

The current regular semi-annual SAIF assessments range between 0% (for well capitalized and financially sound savings banks with a few minor weaknesses) to 0.27% of deposits for a savings bank in the lowest category (i.e., undercapitalized and posing a substantial probability of loss to the FDIC, unless effective corrective action is taken). The Bank’s assessment at December 31, 2005 was .0132% on deposits and the Bank paid approximately $55,000 in SAIF assessments during the year ended December 31, 2005.

Qualified Thrift Lender Test (“QTL”).  The HOLA requires savings institutions to meet a QTL test. The QTL test, requires savings institutions to maintain at least 65% of its “portfolio assets” (as defined by regulation) in qualified thrift investments, primarily residential mortgages and related investments on a monthly basis in nine out of every 12 months.   As of December 31, 2005, the Bank exceeded the QTL test, maintaining 78% of its portfolio assets in qualified thrift investments.

Brokered Deposits. In accordance with the Federal Deposit Insurance Corporation Improvement Act of 1991, the FDIC has implemented restrictions on the acceptance of brokered deposits. In general, only “well capitalized” financial institutions may accept brokered deposits. As a “well capitalized” savings bank, the Bank is able to accept some brokered deposits to fund its liquidity and loan demand needs. At December 31, 2005, the Bank had $115.6 million in brokered deposits.

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

Interstate Banking.  Federally chartered savings banks are allowed to branch nationwide to the extent allowed by federal statute. This ability permits savings banks with interstate networks to diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal savings banks. Prior approval of the OTS is required for a savings bank to branch interstate or intrastate. To obtain supervisory clearance for branching, an applicant’s regulatory capital must meet or exceed the minimum requirements established by law and by the OTS regulations. In addition, the savings bank must have a satisfactory record under the Community Reinvestment Act (“CRA”). The Bank does not conduct interstate branching operations and does not plan to do so in the foreseeable future.

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

OTS Assessments. Savings banks are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment, to be paid on a semiannually basis, is computed upon the savings bank’s total assets, including consolidated subsidiaries, as reported in the savings bank’s latest quarterly thrift financial report. The Bank paid approximately $129,000 in OTS assessments for the year-ended December 31, 2005.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank (“FHLB”) System which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. As a member of the FHLB-Atlanta, the Bank is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to the lesser of 0.20% of total assets or $25 million plus 4.5% of outstanding advances. The Bank is in compliance with this requirement and at December 31, 2005, the Bank held $10.3 million in FHLB stock. FHLB advances must be secured by specified types of collateral and may be obtained only for the purpose of providing funds to finance residential housing.

The FHLBs are required to provide funds for the resolution of insolvent savings institutions and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to members. For the year ended December 31, 2005, dividends paid by the FHLB-Atlanta to the Bank amounted to approximately $394,000 for a yield of approximately 4.14%. Should dividends be reduced, or interest on FHLB advances increased, the consolidated net interest income might also be reduced for the Bank. Furthermore, there can be no assurance that the value of the FHLB-Atlanta stock held by the Bank will not decrease as a result of any new legislation.

Federal Reserve System

The Federal Reserve regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $40.5 million or less (subject to adjustment by the Federal Reserve) plus 10% of accounts in excess of $40.5 million. The first $7.8 million of otherwise reservable balances (subject to adjustments by the Federal Reserve) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements imposed by the OTS. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve or a pass-through account as defined by the Federal Reserve, the effect of this reserve requirement is to reduce the Bank’s interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve “discount window,” however, Federal Reserve regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve.

Item 1A.	Risk Factors

Investing in our common stock involves risk.  In addition to the other information set forth elsewhere in this Report, the following factors relating to us and our common stock should be carefully considered in deciding whether to invest in our common stock.

Our growth strategy may not be successful

As a strategy, we have sought to increase the size of our franchise through branch expansion and rapid growth, aggressively pursuing business development opportunities. No assurance can be provided that we will continue to be successful in increasing the volume of loans and deposits at acceptable risk levels and upon acceptable terms and expanding our asset base, while managing the costs and implementation risks associated with this growth strategy. There also can be no assurance that any further expansion will be profitable or that we will continue to be able to sustain our rate of growth, either through internal growth or through other successful expansions of our banking markets, or that we will be able to maintain capital sufficient to support our continued growth.

Losses from loan defaults may exceed the allowance we establish for that purpose, which will have a material adverse effect on our business

If a significant number of loans are not repaid, it would have an adverse effect on our earnings and overall financial condition. Like all financial institutions, we maintain an allowance for loan losses to provide for losses inherent in the loan portfolio. The allowance for loan losses reflects our best estimate of probable losses in the loan portfolio at the relevant balance sheet date. This evaluation is primarily based upon a review of our and the banking industry’s historical loan loss experience, known risks contained in the loan portfolio, composition and growth of the loan portfolio, and economic factors. However, the determination of an appropriate level of loan loss allowance is an inherently difficult process and is based on numerous assumptions. As a result, our allowance for loan losses may not be adequate to cover actual losses, and future increased provisions for loan losses may have a material adverse affect our earnings.

If real estate values in our target markets decline, our loan portfolio would be impaired

A significant portion of our loan portfolio consists of mortgages secured by real estate located in our primary market area of Orange, Seminole and Volusia Counties. Real estate values and real estate markets are generally affected by, among other things, changes in national, regional or local economic conditions; fluctuations in interest rates and the availability of loans to potential purchasers; changes in the tax laws and other governmental statutes, regulations and policies; and acts of nature. If real estate prices decline in any of these markets, the value of the real estate collateral securing our loans could be reduced. Such a reduction in the value of our collateral could increase the number of non-performing loans and adversely affect our financial performance.

If we lose key employees, our business may suffer

Our success is largely dependent on the personal contacts of our officers and employees in our market areas. If we lose key employees, temporarily or permanently, our business could be negatively impacted. We could be particularly hurt if our key employees went to work for our competitors. Our future success depends on the continued contributions of our existing senior management personnel, including our Chief Executive Officer and President James V. Suskiewich, Chief Financial Officer Gregory E. Smith, and our subsidiary Presidents, Stephen C. Green and Thomas P. Spatola. We have entered into an employment agreement with Chief Executive Officer and President Suskiewich and Severance Agreements with five of our key executive officers, which contain standard non-competition provisions to help alleviate some of this risk.

Our subsidiaries face strong competition, which may limit their asset growth and profitability

Our primary market area is the urban areas of Orange, Seminole and Volusia Counties, and to a lesser extent Lake and Osceola Counties. The banking business in these areas is extremely competitive, and the level of competition facing us following our expansion plans may increase further, which may limit our asset growth and profitability. Our subsidiary bank and mortgage company experience competition in both lending and attracting funds from other banks, savings institutions, and non-bank financial institutions located within our market area, many of which are significantly larger institutions. Non-bank institutions competing for deposits and deposit type accounts include mortgage bankers and brokers, finance companies, credit unions, securities firms, money market funds, life insurance companies and the mutual funds industry. For loans, we encounter competition from other banks, savings associations, finance companies, mortgage bankers and brokers, insurance companies, small loan and credit card companies, credit unions, pension trusts and securities firms.

If adverse economic conditions in our target markets exist for a prolonged period, our financial results could be adversely affected

Our success will depend in large part on economic conditions in Central Florida. A prolonged economic downturn or recession in this market could increase our nonperforming assets, which would result in operating losses, impaired liquidity and the erosion of capital. A variety of factors could cause such an economic dislocation or recession, including adverse developments in the industries in these areas such as tourism, or natural disasters such as hurricanes, floods or tornadoes, or additional terrorist activities such as those our country experienced in September 2001.

Federal Trust and its subsidiaries operate in an environment highly regulated by state and federal government; changes in banking laws and regulations could have a negative impact on our business.

As a unitary holding company, Federal Trust is regulated primarily by the Office of Thrift Supervision. Our current Subsidiaries are regulated primarily by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation and the Florida Office of Finance Regulation. Federal and various state laws and regulations govern numerous aspects of our operations and the operations of our Subsidiaries, including:

•	Adequate capital and financial condition;
•	Permissible types and amounts of extensions of credit and investments;
•	Permissible non-banking activities; and
•	Restrictions on dividend payments.

Federal and state regulatory agencies have extensive discretion and power to prevent or remedy unsafe or unsound practices or violations of law by our holding company, our subsidiary bank and mortgage company. Following such examinations, Federal Trust may be required, among other things, to change its asset valuations or the amounts of required loan loss allowances or to restrict its operations, based on information available to them at the time of their respective examination.

Regulatory action could severely limit future expansion plans

To carry out some of our expansion plans, we are required to obtain permission from the OTS. Application for the acquisition of existing thrifts and banks are submitted to the federal and state bank regulatory agencies for their approval. The future climate for regulatory approval is impossible to predict. Regulatory agencies could prohibit or otherwise significantly restrict our expansion plans, as well as those of our Subsidiaries, which could limit our ability to increase revenue.

Investors may face dilution resulting from the issuance of common stock in the future

We have the power to issue common stock without shareholder approval, up to the number of authorized shares set forth in our Articles of Incorporation.  Our Board of Directors may determine from time to time a need to obtain additional capital through the issuance of additional shares of common stock or other securities, subject to limitations imposed by the American Stock Exchange and the OTS. There can be no assurance that such shares can be issued at prices or on terms better than or equal to the terms obtained by our current shareholders. The issuance of any additional shares of common stock by us in the future may result in a reduction of the book value or market price, if any, of the then-outstanding common stock. Issuance of additional shares of common stock will reduce the proportionate ownership and voting power of our existing shareholders.

Shares of preferred stock may be issued in the future which could materially adversely affect the rights of the holders of our common stock

Pursuant to our Articles of Incorporation, we have the authority to issue preferred stock and to determine the designations, preferences, rights and qualifications or restrictions of those shares without any further vote or action of the shareholders. The rights of the holders of our common stock will be subject to, and may be materially adversely affected by, the rights of the holders of any preferred stock that may be issued by us in the future.

Our common stock is not an insured bank deposit and is subject to market risk

Our shares of common stock are not deposits, savings accounts or other obligations of us, our subsidiaries or any other depository institution, are not guaranteed by us or any other entity, and are not be insured by the Federal Deposit Insurance Corporation or any other governmental agency.

We may need additional capital in the future and this capital may not be available when needed or at all

We may need to incur additional debt or equity financing in the near future to fund future growth and meet our capital needs. We cannot assure you that such financing will be available to us on acceptable terms or at all. If we are unable to obtain future financing, we may not have the resources available to fund our planned growth.

Future sales of our common stock could depress the price of the common stock

Sales of a substantial number of shares of our common stock in the public market by our shareholders, or the perception that such sales are likely to occur, could cause the market price of our common stock to decline.

There are substantial regulatory limitations on ownership of our common stock and changes of control

With certain limited exceptions, federal regulations prohibit a person or company or a group of persons deemed to be “acting in concert” from, directly or indirectly, acquiring 10% or more (5% if the acquirer is a bank holding company) of any class of our voting stock or obtaining the ability to control in any manner the election of a majority of our directors or otherwise direct our management or our policies without prior notice or application to and the approval of the OTS.

Although publicly traded, our common stock has substantially less liquidity than the average trading market for a stock quoted on the American Stock Exchange, and our price may fluctuate in the future

Although our common stock is listed for trading on the American Stock Exchange, the trading market in our common stock has substantially less liquidity than the average trading market for companies quoted on the American Stock Exchange. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control.

The market price of our common stock may fluctuate in the future, and these fluctuations may be unrelated to our performance. General market price declines or overall market volatility in the future could materially adversely affect the price of our common stock, and the current market price may not be indicative of future market prices.

All of Federal Trust Bank’s stock is pledged under a line of credit agreement

          Federal Trust, as the sole holder of the Bank’s outstanding stock, has pledged the Bank’s stock in its entirety as security for the extension of a line of credit.  This credit arrangement could impair our ability to borrow other funds which could inhibit our ability to fund future growth.  The Bank’s stock constitutes a significant portion of Federal Trust’s assets, therefore, in the unlikely event that Federal Trust defaults on the payments of this line of credit, we may be forced to transfer some or all of the Bank’s stock to satisfy the debt on the line credit, which would result in the Bank no longer being a subsidiary of Federal Trust.

Changes in interest rates can have an adverse effect on our profitability

          Federal Trust’s earnings and cash flows are largely dependent upon its net interest income.  Net interest income is the difference between interest income earned on interest earning assets such as loans and investment securities and interest expense paid on interest bearing liabilities such as deposits and borrowed funds.  Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions, competition, and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System.  Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investment securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, and (iii) the average duration of our assets and liabilities.  If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected.  Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

          Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on our results of operations, any substantial unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations.

Item 1B.	Unresolved Staff Comments.

Not applicable.

ITEM 2.	PROPERTIES

The following table sets forth certain information on the Company’s principal offices, net carrying value and the expiration of leases when applicable at December 31, 2005 ($ in thousands):

	Net Carrying Value of Real Property

	Owned	Leased	Lease Expiration

Sanford Branch Branch	$1,144	N/A	N/A
420 West First Street
Sanford, Florida 32771
Winter Park Branch	N/A	$260	12/31/10
655 West Morse Blvd.
Winter Park, Florida 32789
Casselberry Branch	$1,329	N/A	N/A
487 Semoran Boulevard
Casselberry, Florida 32707
New Smyrna Beach Branch	N/A	$0	08/31/06
761 East Third Avenue
New Smyrna Beach, Florida 32169
Orange City Branch	$1,341	N/A	N/A
2690 Enterprise Road
Orange City, Florida 32763
Deltona Branch	$928	N/A	N/A
901 Doyle Road
Deltona, Florida 32725
Lake Mary Branch (2)	$852	N/A	3/31/25
791 Rinehart Road
Lake Mary, Florida 32746
Corporate Headquarters (1)	N/A	$5,545	8/31/16
312 West First Street
Sanford, Florida 32771
Future Branch locations (3)	$1,551	N/A	N/A

          The Company also had net furniture, fixtures, and equipment of approximately $1,072,000.

Note (1): In October 2001, Federal Trust completed a transaction in which it entered into a 15 year, fixed-rate lease on the office building in Sanford, Florida, which houses the Executive, Administrative, Lending and Operations Departments.  The lease provides for a fixed annual rental over the 15 year term.  In addition, the agreement provides for the purchase of the office building at the end of the lease term for $1, with an option to purchase the building at any time during the 15 year term at a pre-determined amount. The building has a total of 46,586 rentable square feet of which the Company occupies 24,177 square  feet. The remaining 22,409 square feet is rented to various non-affiliated tenants.

Note (2): The Bank has a ground lease on the Lake Mary branch site. The lease has a 20 year term with optional renewal periods. The building and improvements for the branch is owned by the Bank.

Note (3): The Bank owns three parcels of land in Port Orange and Edgewater, in Volusia County and Eustis in Lake County, Florida and has a letter of intent for a ground lease on a parcel of land in Flagler County, Florida, with lease payments commencing in the second quarter of 2006.  Construction of the Port Orange branch commenced in December 2005 and construction is expected to commence on the Eustis branch in the second quarter of 2006 and on Palm Coast and Edgewater branches in the third or fourth quarter of 2006.

ITEM 3.	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended December 31, 2005, no matters were submitted to a vote of the security holders through a solicitation or otherwise.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)

In June 2003, Federal Trust’s stock began trading on the American Stock Exchange under the symbol “FDT”.  Prior to that, Federal Trust’s common stock traded on the NASDAQ Small Cap Market under the symbol “FDTR”. As of March 3, 2006, there were 394 registered holders of common stock of Federal Trust, some of which are street name holders.  Federal Trust paid cash dividends of $.13 per share during 2005 ($.03 per share for the first three quarters of 2005 and $.04 per share for the fourth quarter.) and $.09 per share during 2004.

The following table lists the low and high closing stock prices for the periods indicated.

	Calendar Year 2005		Calendar Year 2004

	Low $	High $	Low $	High $

First Quarter	$9.90	$10.60	$7.20	$7.89
Second Quarter	9.92	11.25	7.46	8.13
Third Quarter	11.00	12.32	7.36	8.56
Fourth Quarter	10.00	12.63	8.13	10.47

(b)	Not Applicable

(c)	There were no stock repurchases during the quarter ended December 31, 2005.

ITEM 6.	SELECTED FINANCIAL DATA

CONSOLIDATED FINANCIAL HIGHLIGHTS
($ in thousands, except per share amounts)

	2005	2004	2003	2002	2001

AT YEAR END:
Total assets	$735,416	$603,131	$468,198	$368,054	$306,481
Loans, net	630,827	521,331	398,401	308,598	264,187
Investment Securities	50,080	41,172	33,615	21,520	13,948
Deposits	471,062	404,116	314,630	278,531	225,400
Stockholders’ Equity	44,141	39,387	26,457	25,039	18,531
Book value per share	5.33	4.97	4.05	3.80	3.43
Shares outstanding (*)	8,277,554	7,942,438	6,526,215	6,591,338	5,409,449
Equity-to-assets ratio	6.00%	6.53%	5.65%	6.80%	6.05%
FOR THE YEAR:
Interest income	$33,977	$24,609	$20,921	$19,452	$19,950
Interest expense	19,336	10,851	9,750	10,971	13,272
Net interest income	14,641	13,758	11,171	8,481	6,678
Provision for loan losses	650	1,180	650	445	540
Net interest income after provision for loan losses	13,991	12,578	10,521	8,036	6,138
Other income	2,533	2,391	2,358	2,400	2,383
Other-than-temporary impairment	—	1,055	—	—	—
Other expenses	9,791	9,334	8,826	7,339	6,538
Net earnings	4,436	3,089	2,777	2,059	1,267
Basic earnings per share	.55	.44	.42	.34	.25
Diluted earnings per share	.54	.43	.42	.34	.25
Average common shares outstanding	8,107,277	7,082,421	6,548,957	5,991,155	5,060,450
Return on average assets	.66%	.59%	.64%	.63%	.47%
Return on average equity	10.70%	9.80%	10.79%	9.45%	7.40%
Net interest margin	2.30%	2.80%	2.73%	2.71%	2.58%
Average equity to average assets ratio	6.16%	6.02%	5.95%	6.68%	6.30%
Dividend payout ratio	24.03%	20.36%	11.81%	—	—
Allowance for loan losses as a percent of loans, net	.71%	.74%	.70%	.68%	.67%

* Net of unallocated ESOP shares of 21,789, 119,375 and 135,592 as of December 31, 2005, 2004 and 2003, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

For the year ended December 31, 2005, we had net earnings of $4.4 million, compared to $3.1 million for 2004.  On a per share basis, basic earnings for 2005 were $.55 and diluted earnings were $.54 compared to $.44 for basic and $.43 diluted earnings per share for 2004.

During the fourth quarter of 2004, we recorded an other-than-temporary impairment charge of approximately $659,000 after tax, or $.09 per share.  Excluding the effect of the other-than-temporary impairment charge, net earnings for 2004 would have been $3.7 million or $.53 per share.  The charge related to a $9.5 million investment in Freddie Mac and Fannie Mae adjustable rate preferred stock.  These investment grade securities declined in value in 2004 due to the events at Freddie Mac and Fannie Mae coupled with the record low interest rates which caused the dividend payment rate to decline from the original rates at the time of issuance.  While we believe that the value of these investments will recover in the future as the dividend rates adjust, we are unable to determine at this time when and how much the prices will recover.

Total assets at the end of 2005 were $735.4 million, an increase of $132.3 million, or 22% from December 31, 2004.  Net loans grew to $630.8 million during 2005, up $109.5 million or 21% from the end of 2004.  Funding for our growth in 2005 came from a $66.9 million, or 17% increase in total deposits and a $58 million, or 40% increase in FHLB advances.  Total deposits and FHLB advances at December 31, 2005, were $471.1 million and $201.7 million, respectively, compared to $404.1 million and $143.7 million, respectively at the end of 2004.

At the end of 2005, stockholders’ equity was $44.1 million, compared to $39.4 million at December 31, 2004.  The book value per share grew to $5.33 at December 31, 2005, from $4.97 at December 31, 2004.  We paid cash dividends of $.13 per share in 2005, compared to $.09 per share in 2004.

General

Federal Trust was organized in February 1989 for the purpose of becoming the unitary savings and loan holding company of the Bank, a federally-chartered stock savings bank.  Our corporate headquarters are located at 312 West First Street, Sanford, Florida 32771 and our telephone number is (407) 323-1833.  To date, the principal source of our revenues on an unconsolidated basis is earnings of the Bank.  Various regulatory restrictions and tax considerations limit, directly or indirectly, the amount of dividends the Bank can pay to Federal Trust.  In addition, federal law restricts the Bank in the making of investments in or loans to us or our affiliates.  See “Regulation and Supervision.”  In January 2006, the Mortgage Company, a newly created subsidiary of Federal Trust, commenced operations.  Residential mortgage originations will now be done by the Mortgage Company.

Average Balance Sheet

The following table sets forth, for the periods indicated, information regarding: (i) the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest rate spread; (v) net interest margin; and (vi) weighted average yields and rates.  Average balances are based on average daily balances ($ in thousands):

	For The Year Ended December 31,

	2005			2004			2003

	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost

Interest-earning assets:
Loans (1)	$579,811	$31,484	5.43	$447,773	$23,034	5.14%	$366,488	$19,591	5.35%
Securities	45,700	2,001	4.38	35,516	1,290	3.63	34,755	1,112	3.20
Other interest-earning assets (2)	11,352	492	4.33	7,521	285	3.79	7,626	218	2.86

Total interest-earning assets	636,863	33,977	5.34	490,810	24,609	5.01	408,869	20,921	5.12

Non-interest earning assets	35,953			32,883			23,942

Total assets	$672,816			$523,693			$432,811

Interest-bearing liabilities:
Non-interest bearing demand deposits	$14,667	—	—	$10,076	—	—	$7,102	—	—
Interest-bearing demand and money- market deposits	127,485	3,606	2.83	109,654	2,019	1.84	92,525	1,764	1.91
Savings deposits	5,103	70	1.37	7,520	110	1.46	9,446	163	1.73
Time deposits	282,693	8,928	3.16	228,876	5,430	2.37	188,975	5,156	2.73

Total deposit accounts	429,948	12,604	2.93	356,126	7,559	2.12	298,048	7,083	2.38
Borrowings (3)	195,122	6,732	3.45	130,211	3,292	2.52	103,074	2,667	2.59

Total interest bearing liabilities	625,070	19,336	3.09	486,337	10,851	2.23	401,122	9,750	2.43

Non-interest bearing liabilities	6,283			5,842			5,941
Stockholders’ equity	41,463			31,514			25,748

Total liabilities and stockholders’ equity	$672,816			$523,693			$432,811

Net interest/dividend income		$14,641			$13,758			$11,171

Interest rate spread (4)			2.25%			2.78%			2.69%

Net interest margin (5)			2.30%			2.80%			2.73%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.03			1.01			1.02

(1)	Includes non-accrual loans.
(2)	Includes interest-earning deposits and FHLB stock.
(3)	Includes FHLB advances, other borrowings, junior subordinated debentures and capital lease obligation.
(4)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin is net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following table sets forth certain information regarding changes in interest income and interest expense for the periods indicated.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) changes in rate (change in rate multiplied by prior volume); (ii) changes in volume (changes in volume multiplied by prior rate); and (iii) changes in rate-volume (change in rate multiplied by change in volume) (in thousands):

	Year Ended December 31, 2005 vs. 2004 Increase (Decrease) Due to Changes in

	Rate	Volume	Rate/ Volume	Total

Interest-earning assets:
Loans	$1,280	$6,792	$378	$8,450
Securities	265	370	76	711
Other interest-earning assets	41	145	21	207

Total	1,586	7,307	475	9,368

Interest-bearing liabilities:
Deposit accounts	2,881	1,567	597	5,045
FHLB advances and other borrowings	1,201	1,641	598	3,440

Total	4,082	3,208	1,195	8,485

Net change in net interest income before provision for loan losses	$(2,496)	$4,099	$(720)	$883

	Year Ended December 31, 2004 vs. 2003 Increase (Decrease) Due to Changes in

	Rate	Volume	Rate/ Volume	Total

Interest-earning assets:
Loans	$(770)	$4,349	$(154)	$3,425
Securities	149	24	5	178
Other interest-earning assets	71	(3)	(1)	67

Total	(550)	4,370	(150)	3,670

Interest-bearing liabilities:
Deposit accounts	(775)	1,382	(131)	476
FHLB advances and other borrowings	(62)	703	(16)	625

Total	(837)	2,085	(147)	1,101

Net change in net interest income before provision for loan losses	$287	$2,285	$(3)	$2,569

Liquidity and Capital Resources at December 31, 2005

General.  Like other financial institutions, we must ensure that sufficient funds are available to meet deposit withdrawals, loan commitments, investment needs and expenses.  Control of our cash flow requires the anticipation of deposit flows and loan payments.  Our primary sources of funds are deposit accounts, FHLB advances and principal and interest payments on loans and investments.

We require funds in the short term to finance ongoing operating expenses, pay liquidating deposits, purchase investments in securities and invest in loans.  We fund short-term requirements through advances from the FHLB, deposit growth, the sale of investments, and loan principal payments.  Management has no plans to significantly change long-term funding requirements.  Long-term funds are required to invest in loans for our portfolio, purchase fixed assets and provide for the liquidation of deposits maturing in the future.  Long-term funding requirements are obtained from principal payments from maturing loans, the sale of loans and the sale of investments.

The following summarizes the Company’s contractual obligations, including certain on-balance-sheet and off-balance-sheet obligations, at December 31, 2005 (in thousands):

	Payments Due by Period

	Total	Less Than 1 Year	Greater Than 1Year, Up To 3 Years	Greater Than 3 Years, Up To 5 Years	More than 5 Years

FHLB advances – assumed final maturity	$201,700	$42,500	$24,700	$30,000	$104,500
Time deposit maturities	323,319	295,534	27,155	630	—
Junior subordinated debentures – assumed final maturity	5,155	—	—	—	5,155
Accrued Interest Payable	1,208	1,208	—	—	—
Other borrowings	4,100	—	769	1,025	2,306
Capital Lease Obligation	4,688	439	878	878	2,493
Operating Leases	2,908	324	646	697	1,241
Loan Commitments	14,518	14,518	—	—	—
Standby Letters of Credit	7,962	7,962	—	—	—
Undisbursed construction and line of credit loans	57,294	57,294	—	—	—

Total	$622,852	$419,779	$54,148	$33,230	$115,695

During the year ended December 31, 2005, our sources of funds came primarily from sale of loans of $24.8 million; net principal repayment of loans of $70.5 million; proceeds from the increase in deposits of $66.9 million; increased FHLB advances of
$58.0 million; and the proceeds from the sale and repayments of securities of $14.9 million.  We used cash to fund $207.1 million in loan purchases; $2.2 million in loans originated for sale; the purchase of securities for $22.7 million; the purchase of FHLB stock of $2.9 million; and the purchase of premises and equipment of $2.6 million.  Management believes that in the future, funds will continue to be obtained from the above sources.

At December 31, 2005, loans-in-process, or closed loans scheduled to be funded over a future period of time, totaled
$46.8 million.  Loans committed, but not closed, totaled $14.5 million, available lines of credit totaled $10.5 million and standby letters of credit totaled $8.0 million. Funding for these amounts is expected to be provided by the sources described above.

In December 2005, the Bank’s average liquidity was 10%.  The Bank’s seven Central Florida branches, plus the four additional planned branches, are expected to generate deposits to provide liquidity for expected loan originations and other investments.  The Asset/Liability Management Committee meets regularly and, reviews liquidity levels to ensure that funds are available as needed.

We paid cash dividends per share of $.13 in 2005 and $.09 in 2004.  The payment of future dividends will depend on general economic conditions, as well as our overall performance, capital need and regulatory restrictions.

At December 31, 2005, Federal Trust had $192,000 in cash in its account, which will be used primarily for cash dividend payments and operating expenses.

The following table is a reconciliation of the Bank’s stockholders’ equity calculated in accordance with accounting principles generally accepted in the United States of America (GAAP) to regulatory capital (in thousands):

	At December 31, 2005

	Tier I	Total Risk-Based

Bank’s stockholders’ equity in accordance with GAAP	$50,029	$50,029
Add (deduct):
Unrealized losses on investments	668	668
Excess mortgage servicing rights and Excess net deferred tax assets	(69)	(69)
General valuation allowances	—	4,477

Regulatory capital	$50,628	$55,105

At December 31, 2005, the Bank exceeded each of its minimum capital requirements.

Results of Operations

Comparison of the Years Ended December 31, 2005 and 2004

General.  The Company had net earnings for 2005 of $4.4 million or $.55 per basic share and $.54 per diluted share compared to net earnings of $3.1million or $.44 per basic and $.43 per diluted share for 2004.  The improvement in the net earnings in 2005 was due to the non-cash, other-than-temporary impairment charge of approximately $1,055,000 recorded in December 2004, together with the increases in net interest income and other income in 2005, partially offset by an increase in other expenses.

The other-than-temporary impairment charge related to the Bank’s $9.5 million investment in Freddie Mac and Fannie Mae adjustable rate preferred stock.  These investment grade securities declined in value in 2004 due to the recent events at the Government Sponsored Enterprises (‘GSE’s’) coupled with the record low interest rates, which caused the dividend payment rate to decline from the original rates at the time of issuance.  The other-than-temporary impairment charge was recorded in 2004 since we were unable to determine at that time when and how much the preferred stock prices will recover.  Excluding the $659,000 after-tax effect of the charge, net earnings for 2004 would have been $3.7 million, or $.53 and $.52 per basic and fully diluted share, respectively.

Interest Income.  Interest income was $34.0 million in 2005 compared to $24.6 million in 2004.  Interest income on loans increased to $31.5 million in 2005 from $23.0 million in 2004.  The increase in interest income on loans in 2005 is attributable primarily to an increase in the average amount of loans outstanding during the year and to a lesser extent by an increase in yield earned on loans. Interest income on securities increased to $2.0 million in 2005 from $1.3 million in 2004 as a result of an increase in the average balance of securities held by the Company and an increase in the yield earned on the securities.  Other interest income increased from $285,000 in 2004 to $492,000 during 2005.  Management expects the yield earned on the portfolios to fluctuate with general market interest rate movements.

Interest Expense.  Interest expense increased during 2005 to $19.3 million compared to $10.9 million in 2004, due to an increase in the average amount of deposit accounts and borrowings outstanding and an increase in the average rate paid.  Interest expense on deposits increased by $5.0 million in 2005 as a result of an increase in the average amount of deposits and an increase in average rate paid on deposits.  Interest expense on these accounts will increase or decrease according to the general level of interest rates.  Interest on borrowings increased to $6.7 million in 2005 from $3.3 million in 2004 due to an increase in the average amount of borrowings outstanding, and an increase in the average rate paid for borrowings.  Management expects to continue to use FHLB advances and other borrowings when the rates offered on such funds is favorable when compared to the rates paid on deposits in the local market.

Provisions for Loan Losses.  A provision for loan losses is charged to earnings based upon our evaluation of the inherent losses in the loan portfolio.  Our provisions for loan losses for 2005, were $650,000 compared to $1,180,000 in 2004 based on our evaluation of the loan portfolio.  The total loan grew by $106.7 million, or 20% in 2005.  Of this amount, $25.4 million were residential mortgage loans, $35.0 million in residential construction loans, $15.0 million in non-residential real estate loans and $24.6 million in land development and construction loans.  As of December 31, 2005, 63% of our loan portfolio was in residential mortgage loans, which historically have had the lowest risk of loss in the overall portfolio, and as a result have had a lower reserve percentage applied to them based on historical loss percentages.

Total charge-offs were $10,000 in 2005 compared to recoveries of $2,000 on loans previously charged-off.  For 2004, total charge-offs and recoveries were $154,000 and $30,000, respectively.  At December 31, 2005, the allowance for loan losses was $4.5 million, or .71% of year-end loans net, compared to $3.8 million, or .74% of net loans at December 31, 2004.  Total non-accrual loans at December 31, 2005, decreased to $2.1 million compared to $2.6 million at December 31, 2004. The amount needed in the allowance for loan losses for nonaccrual loans is based on the particular circumstances of the individual loans, including the type, amount, and value of the collateral, if any, and the overall composition and amount of the performing loans in the portfolio at the time of evaluation, and, as a result, will vary over time.

Other Income.  Other income increased $218,000 to $2.5 million for the year ended December 31, 2005.  Included in other income for 2005, are $94,000 in net gains on disposition of foreclosed assets.

Other Expense.  Other expense increased to $9.8 million in 2005 or 5.0%, from $9.3 million in 2004.  The increase was the result of increased salary and employee benefits expense, occupancy expenses and professional services.  The increase in salary and employee benefits of $311,000 was the result of additions to staff, as a result of the continued growth of the Company and the formation of the Mortgage Company, together with the manpower and professional services associated with Sarbanes-Oxley Section 404, which required additional documentation and testing of our internal controls over financial reporting.

Income Taxes.  Income taxes increased from $1.5 million (an effective tax rate of 32.6%) in 2004 to $2.3 million (an effective tax rate of 34.1%) in 2005.

Comparison of the Years Ended December 31, 2004 and 2003

General.  The Company had net earnings for 2004 of $3.1 million or $.44 per basic share and $.43 per diluted share compared to net earnings of $2.8 million or $.42 per basic and diluted share for 2003.  The improvement in the net earnings in 2004 was due to increases in net interest income, partially offset by an increase in other expenses and a non-cash, other-than-temporary impairment charge of approximately $1,055,000.

The charge related to the Bank’s $9.5 million investment in Freddie Mac and Fannie Mae adjustable rate preferred stock.  These investment grade securities declined in value in 2004 due to the events at the Government Sponsored Enterprises (‘GSE’s’) coupled with record low interest rates, which caused the dividend payment rate to decline from the original rates at the time of issuance.  The other-than-temporary impairment charge was recorded in 2004 since we were unable to determine at that time when and how much the preferred stock prices would recover.  Excluding the $659,000 after-tax effect of the charge, net earnings for 2004 would have been $3.7 million, or 35% higher than the net earnings for 2003.  On a per share basis, excluding the impairment charge, basic and fully diluted earnings were $.53 and $.52, respectively, for 2004 compared to $.42 for both basic and fully diluted earnings in 2003.

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

Provisions for Loan Losses.  A provision for loan losses is charged to earnings based upon our evaluation of the inherent losses in the loan portfolio.  Our provisions for loan losses for 2004 were $1,180,000 compared to $650,000 in 2003 based on our evaluation of the loan portfolio.  The total loan portfolio grew by $129.0 million, or 32% in 2004.  Of this amount, $72.5 million were residential mortgage loans.  As of December 31, 2004, 70.8% of our loan portfolio was in residential mortgage loans, which historically have had the lowest risk of loss in the overall portfolio, and as a result have had a lower reserve percentage applied to them based on historical loss percentages.

Total charge-offs were $154,000 in 2004 compared to recoveries of $30,000 on loans previously charged-off.  For 2003, total charge-offs and recoveries were $31,000 and $50,000, respectively.  At December 31, 2004, the allowance for loan losses was $3.8 million, or .74% of year-end loans, compared to $2.8 million, or .70% of loans at December 31, 2003.  Total non-accrual loans at December 31, 2004, were $2.6 million compared to $6.4 million at December 31, 2003. The amount needed in the allowance for loan losses for nonaccrual loans is based on the particular circumstances of the individual loans, including the type, amount, and value of the collateral, if any, and the overall composition and amount of the performing loans in the portfolio at the time of evaluation, and, as a result, will vary over time.

Other Income.  Other income increased slightly to $2.4 million for the year ended December 31, 2004.

Other Expense.  Other expense increased to $9.3 million in 2004, or 5.8% from $8.8 million in 2003.  The increase was the result of increased salary and employee benefits expense, occupancy expenses, professional services and data processing expense.  The increase in salary and employee benefits of $361,000 was the result of additions to staff, due to the continued growth of the Company and the opening of the new branches in June 2003 and October 2003 and the relocation to our permanent Deltona branch in 2004, which also caused occupancy expense to increase.  In addition, staff was added in the commercial and residential loan departments as part of our strategy to increase loan production. Data processing expense increased as a result of an increase in the number of accounts and the opening of the new branches.

Income Taxes.  Income taxes increased from $1.3 million (an effective tax rate of 31.5%) in 2003 to $1.5 million (an effective tax rate of 32.6%) in 2004.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Asset /Liability Management

It is the objective of the Company to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies.  The Bank’s management is responsible for monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix, stability and leverage of all sources of funds while adhering to prudent banking practices.  It is the overall philosophy of management to support asset growth through FHLB advances, borrowings, and most importantly, core deposits, which include deposits of all categories made by individuals, partnerships and corporations.  Management of the Company seeks to invest the largest portion of its assets in residential, commercial, and consumer loans.

The asset/liability mix is monitored on a monthly basis and a monthly report reflecting interest-sensitive assets and interest-sensitive liabilities is prepared and presented to the Bank’s Board of Directors.  The objective of this policy is to control interest-sensitive assets and liabilities to minimize the impact of substantial movements in interest rates on the Bank’s earnings.

Our profitability, like that of most bank holding companies and financial institutions, is dependent to a large extent upon its net interest income, which is the difference between our interest income on interest-earning assets, such as loans, mortgage-backed securities and investment securities, and our interest expense on interest-bearing liabilities, such as deposits and other borrowings. Financial institutions are affected by general changes in levels of interest rates and other economic factors beyond their control. At December 31, 2005, our cumulative, one-year interest sensitivity gap (the difference between the amount of interest-earning assets anticipated to mature or reprice within one year and the amount of interest-bearing liabilities anticipated to mature or reprice within one year) as a percentage of total assets was a negative 22.8%, while our three-month gap was virtually matched with $277.5 million assets and $274.8 million in liabilities scheduled or eligible for repricing. Generally, an institution with a negative gap would experience a decrease in net interest income in a period of rising interest rates or an increase in net interest income in a period of declining interest rates since there will be more liabilities than assets that will either mature or be subject to repricing within the one-year period.  However, certain shortcomings are inherent in this rate sensitivity analysis.  For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different manners to changes in market interest rates. Therefore, no assurance can be given that we will be able to maintain our net interest-rate spread as market interest rates fluctuate.

We monitor our interest-rate risk through the Asset/Liability Committee which meets regularly and reports the results of the meetings to the Board of Directors. Our policy is to seek to maintain a balance between interest-earning assets and interest-bearing liabilities so that the cumulative one-year gap is within a range established by the Board of Directors and which we believe is conducive to maintaining profitability without incurring undue risk. During 2005, we increased our investment in adjustable-rate and shorter average-life loans and as noted above, our matched three-month gap position will help reduce the negative impact of the anticipated further increases in short-term interest rates in the first half of 2006.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2005, that are expected to reprice, based upon certain assumptions and contractual maturities, in each of the future periods shown. Adjustable-rate mortgage-backed securities are scheduled according to their next adjustment date and fixed-rate mortgage-backed securities are scheduled according to their maturity date (in thousands):

	Three Months or Less	More than Three Months to Six Months	More than Six Months to 12 Months	More than One Year to 3 Years	More than Three Years to 5 Years	More than Five Years to 10 Years	More than Ten Years	Total

Rate-sensitive assets:
Residential lending	$122,568	$41,587	$39,871	$193,773	$67,893	$4,952	$9,969	$480,613
Commercial and consumer lending	128,820	3,550	5,197	5,973	8,932	1,680	1,597	155,749
Mortgage-backed securities	2,918	242	719	8,141	3,275	4,470	2,563	22,328
Debt securities	6,541	42	86	465	605	12,302	2,696	22,737
Corporate equity securities	—	—	2,750	—	3,668	—	76	6,494
FHLB stock	10,273	—	—	—	—	—	—	10,273
Interest-earning deposits	6,424	—	—	—	—	—	—	6,424

Total interest-earning assets	277,544	45,421	48,623	208,352	84,373	23,404	16,901	704,618

Rate-sensitive liabilities:
Deposits:
Demand, money-market and savings accounts	134,115	—	—	—	—	—	—	134,115
Time deposits	73,880	76,533	145,120	27,155	630	1	—	323,319
FHLB advances	57,500	10,000	30,000	99,200	5,000	—	—	201,700
Other borrowings	9,255	—	2,764	—	—	—	—	12,019

Total interest-bearing liabilities	274,750	86,533	177,884	126,355	5,630	1	—	671,153

Interest-sensitivity gap	$2,794	$(41,112)	$(129,261)	$81,997	$78,743	$23,403	$16,901	$33,465

Cumulative interest- sensitivity gap	$2,794	$(38,318)	$(167,579)	$(85,582)	$(6,839)	$16,564	$33,465

Cumulative interest-earning assets	$277,544	$322,965	$371,588	$579,940	$664,313	$687,717	$704,618

Cumulative interest-bearing liabilities	$274,750	$361,283	$539,167	$665,522	$671,152	$671,153	$671,153

Cumulative interest-sensitivity gap as a percentage of total assets	0.4%	-5.2%	-22.8%	-11.6%	-0.9%	2.3%	4.6%
Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities	101.0%	89.4%	68.9%	87.1%	99.0%	102.5%	105.0%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Certain information required by this Item is included in Item 6 of Part II of this report under the heading “Selected Quarterly Financial Data” and is incorporated by reference.  All other information required by this Item is included in Item15 of Part IV of this Form 10-K and is incorporated into this Item by reference.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
($ in thousands, except per share amounts)

	At December 31,

	2005	2004

Assets
Cash and due from banks	$6,572	3,645
Interest-earning deposits	6,424	3,836

Cash and cash equivalents	12,996	7,481
Securities available for sale	50,080	41,172
Loans, less allowance for loan losses of $4,477 in 2005 and $3,835 in 2004	630,827	521,331
Accrued interest receivable	4,138	3,254
Premises and equipment, net	14,376	12,499
Foreclosed assets	556	326
Federal Home Loan Bank stock	10,273	7,385
Mortgage servicing rights, net	804	868
Bank-owned life insurance	6,964	6,717
Deferred tax asset	2,476	1,119
Other assets	1,926	979

Total assets	$735,416	603,131

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	$13,628	21,305
Interest-bearing demand deposits	51,682	48,792
Money-market deposits	78,371	76,236
Savings deposits	4,062	6,237
Time deposits	323,319	251,546

Total deposits	471,062	404,116
Federal Home Loan Bank advances	201,700	143,700
Other borrowings	4,100	885
Junior subordinated debentures	5,155	5,155
Capital lease obligation	2,764	3,049
Accrued interest payable	1,208	811
Official checks	1,589	1,045
Other liabilities	3,697	4,983

Total liabilities	691,275	563,744

Commitments and contingencies (Notes 5, 11 and 17)
Stockholders’ equity:
Common stock, $.01 par value, 15,000,000 shares authorized; 8,299,343 and 8,061,813 shares issued in 2005 and 2004, respectively	83	81
Additional paid-in capital	33,679	32,059
Retained earnings	11,459	8,089
Unallocated ESOP shares (21,789 and 119,375 shares)	(157)	(862)
Accumulated other comprehensive income (loss)	(923)	20

Total stockholders’ equity	44,141	39,387

Total liabilities and stockholders’ equity	$735,416	603,131

See Accompanying Notes to Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings
($ in thousands, except per share amounts)

	Year Ended December 31,

	2005	2004	2003

Interest income:
Loans	$31,484	23,034	19,591
Securities	2,001	1,290	1,112
Other	492	285	218

Total interest income	33,977	24,609	20,921

Interest expense:
Deposits	12,604	7,559	7,083
Other	6,732	3,292	2,667

Total interest expense	19,336	10,851	9,750

Net interest income	14,641	13,758	11,171
Provision for loan losses	650	1,180	650

Net interest income after provision for loan losses	13,991	12,578	10,521

Other income:
Service charges and fees	304	388	348
Gain on sale of loans held for sale	368	519	604
Gain on sale of securities available for sale	208	64	363
Rental income	304	262	408
Increase in cash surrender value of life insurance policies	247	262	206
Other	1,102	896	429

Total other income	2,533	2,391	2,358

Other-than-temporary impairment	—	(1,055)	—

Other expense:
Salary and employee benefits	5,203	4,892	4,531
Occupancy expense	1,623	1,502	1,483
Professional services	665	575	466
Data processing	656	637	572
Marketing and advertising	214	314	209
Other	1,430	1,414	1,565

Total other expense	9,791	9,334	8,826

Earnings before income taxes	6,733	4,580	4,053
Income taxes	2,297	1,491	1,276

Net earnings	$4,436	3,089	2,777

Earnings per share:
Basic	$0.55	0.44	0.42

Diluted	$0.54	0.43	0.42

See Accompanying Notes to Consolidated Financial Statements

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2005, 2004 and 2003
($ in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Unallocated ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

	Shares	Amount

Balance at December 31, 2002	6,591,338	$66	21,778	3,180	—	15	25,039

Comprehensive income:
Net earnings	—	—	—	2,777	—	—	2,777
Change in net unrealized loss on securities available for sale, net of tax of $87	—	—	—	—	—	(344)	(344)

Comprehensive income							2,433

Issuance of common stock, net of issuance cost of $39	70,469	1	281	—	—	—	282
Purchase of common shares for the ESOP (135,592 shares)	—	—	—	—	(979)	—	(979)
Dividends paid, $.05 per share	—	—	—	(328)	—	—	(328)
Accretion of stock options for stock compensation programs	—	—	10	—	—	—	10

Balance at December 31, 2003	6,661,807	$67	22,069	5,629	(979)	(329)	26,457

Comprehensive income:
Net earnings	—	—	—	3,089	—	—	3,089
Change in net unrealized gain on securities available for sale, net of tax be benefit of $195	—	—	—	—	—	349	349

Comprehensive income							3,438

Proceeds from sale of common stock, net of offering costs of $531	1,400,000	14	9,955	—	—	—	9,969
Issuance of common stock, stock options exercised	6	—	—	—	—	—	—
ESOP shares allocated (16,217 shares)	—	—	35	—	117	—	152
Dividends paid, $.09 per share	—	—	—	(629)	—	—	(629)

Balance at December 31, 2004	8,061,813	$81	32,059	8,089	(862)	20	39,387

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity, Continued

Years Ended December 31, 2005, 2004 and 2003
($ in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Unallocated ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

	Shares	Amount

Balance at December 31, 2004	8,061,813	$81	32,059	8,089	(862)	20	39,387

Comprehensive income:
Net earnings	—	—	—	4,436	—	—	4,436
Change in net unrealized loss on securities available for sale, net of tax of $569	—	—	—	—	—	(943)	(943)

Comprehensive income							3,493
Tax benefit related to exercise stock options	—	—	169	—	—	—	169
Issuance of common stock, stock options exercised	237,530	2	989	—	—	—	991
ESOP shares allocated (27,586 shares)	—	—	131	—	199	—	330
ESOP shares sold (70,000 shares)	—	—	331	—	506	—	837
Dividends paid, $.13 per share	—	—	—	(1,066)	—	—	(1,066)

Balance at December 31, 2005	8,299,343	$83	33,679	11,459	(157)	(923)	44,141

See Accompanying Notes to Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,

	2005	2004	2003

Cash flows from operating activities:
Net earnings	$4,436	3,089	2,777
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	690	664	577
Net amortization of premiums and discounts on securities	81	347	326
Amortization of mortgage servicing rights	403	385	542
Valuation allowance on mortgage servicing rights	(100)	30	70
Net amortization of loan origination fees, costs, premiums and discounts	982	1,108	1,770
Provision for loan losses	650	1,180	650
Other-than-temporary impairment	—	1,055	—
Loans originated for resale	(11,762)	(10,036)	(20,337)
Proceeds from sales of loans held for sale	24,776	29,151	40,164
Gain on sale of loans held for sale	(368)	(519)	(604)
Deferred income tax benefit	(788)	(673)	(338)
Gain on sale of securities available for sale	(208)	(64)	(363)
Loss on sale of foreclosed assets	—	—	41
Increase in cash surrender value of life insurance policies	(247)	(262)	(206)
Accretion of stock option expense	—	—	10
Allocate ESOP shares	—	152	—
Tax benefit from options	169	—	—
Cash provided by (used in) resulting from changes in:
Accrued interest receivable	(884)	(920)	(148)
Other assets	(947)	497	(920)
Accrued interest payable	397	284	78
Official checks	544	(567)	(166)
Other liabilities	(853)	1,233	(1,320)

Net cash provided by operating activities	16,971	26,134	22,603

Cash flows from investing activities:
Principal repayments, net of loans originated	80,031	33,291	63,991
Purchase of loans	(207,136)	(178,482)	(176,828)
Purchase of securities available for sale	(22,671)	(24,404)	(36,607)
Proceeds from principal repayments, calls and sales of securities available for sale	14,916	16,053	24,014
Net proceeds from the sale of foreclosed assets	324	1,748	941
Purchase of Federal Home Loan Bank stock	(2,888)	(1,725)	(2,800)
Purchase of premises and equipment	(2,567)	(1,260)	(2,623)
Purchase of bank-owned life insurance	—	—	(3,400)

Net cash used in investing activities	(139,991)	(154,779)	(133,312)

Cash flows from financing activities:
Net increase in deposits	66,946	89,486	36,099
Net increase in Federal Home Loan Bank advances	58,000	36,000	53,500
Net increase (decrease) in other borrowings	3,215	(4,332)	4,302
Principal repayments under capital lease obligation	(285)	(285)	(305)
Proceeds from issuance of junior subordinated debentures	—	—	5,155
Net increase (decrease) in advance payments by borrowers for taxes and insurance	(103)	184	(117)
Dividends paid	(1,066)	(629)	(328)
Purchase of common shares for the ESOP	—	—	(979)
Net proceeds from the sale of common stock	1,828	9,969	282

Net cash provided by financing activities	128,535	130,393	97,609

Net increase (decrease) in cash and cash equivalents	5,515	1,748	(13,100)
Cash and cash equivalents at beginning of year	7,481	5,733	18,833

Cash and cash equivalents at end of year	$12,996	7,481	5,733

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued
(In thousands)

	Year Ended December 31,

	2005	2004	2003

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$18,939	10,567	9,672

Income taxes	$2,521	2,115	1,914

Noncash transactions:
Foreclosed assets acquired in settlement of loans	$554	1,067	1,131

Other comprehensive income (loss), net change in unrealized gain (loss) on securities available for sale, net of tax	$(943)	349	(344)

Other-than-temporary impairment on securities available for sale	$—	1,055	—

Premises and equipment under capital lease obligation	$—	—	1,500

Securitization of loans held for sale	$2,538	—	—

Transfer of loans in portfolio to loans held for sale	$14,850	19,855	18,361

Mortgage servicing rights recognized upon sale of loans held for sale	$239	310	260

See Accompanying Notes to Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

At December 31, 2005 and 2004 and for Each of the Years
in the Three-Year Period Ended December 31, 2005

(1)	Organization and Summary of Significant Accounting Policies

Organization.  Federal Trust Corporation (“Federal Trust”) is the sole shareholder of Federal Trust Bank (the “Bank”) and Federal Trust Mortgage Company (“Mortgage Company”). Federal Trust operates as a unitary savings and loan holding company. Federal Trust’s business activities primarily include the operation of the Bank and the Mortgage Company.  The Bank is federally-chartered as a stock savings bank.  The Bank’s deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation. The Bank provides a wide range of banking services to individual and corporate customers through its seven offices located in Orange, Seminole and Volusia Counties, Florida.  The Mortgage Company was established in May 2005 and commenced operations in January 2006 to provide residential loan products for customers of the Bank, to close mortgage loans on behalf of certain third party purchasers, and to sell mortgage loans in the secondary market.

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

Use of Estimates.  The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. The most significant estimates made by management that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and foreclosed assets and the valuation of deferred tax assets. Actual results could differ from these estimates.

Cash and Cash Equivalents. For the purposes of reporting cash flows, cash and cash equivalents includes cash and due from banks and interest-earning deposits with maturities of three months or less.

The Bank is required by law or regulation to maintain cash reserves in the form of vault cash or in a noninterest-earning account with the Federal Reserve Bank or other qualified banks, based on its transaction deposit accounts.  These reserve balances at December 31, 2005 and 2004 were approximately $2,849,000 and $1,449,000, respectively.

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)	Organization and Summary of Significant Accounting Policies, Continued

Securities.  The Company may classify its securities as either trading, held to maturity or available for sale.  Trading securities are held principally for resale and recorded at their fair values.  Unrealized gains and losses on trading securities are included immediately in earnings.  Held-to-maturity securities are those which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost.  Available-for-sale securities consist of securities not classified as trading securities nor as held-to-maturity securities.  Unrealized holding gains and losses, net of tax, on available-for-sale securities are excluded from earnings and reported in accumulated other comprehensive income (loss).  A security is considered impaired if its fair value is less than its accumulated cost.  If the impairment is considered to be other-than-temporary, an impairment loss is recognized in earnings equal to the difference between the security’s cost and its fair value.  During the year ended December 31, 2004, the Company recorded an other-than-temporary loss of approximately $1,055,000 (see note 2).  Gains and losses on the sale of available-for-sale securities are recorded on the trade date and determined using the specific-identification method. Premiums and discounts on securities available for sale are recognized in interest income using the interest method over the period to maturity.

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

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)	Organization and Summary of Significant Accounting Policies, Continued

Loans Held for Sale. Loans originated that are intended to be sold in the secondary market are carried at the lower of cost or estimated fair value in the aggregate.  Net unrealized losses are recognized through a valuation allowance by charges to earnings.  The Company had approximately $1,055,000 and $1,628,000 of loans held for sale at December 31, 2005 and 2004, respectively, which are included in loans on the accompanying consolidated balance sheets and the fair value of these loans exceeded book value in the aggregate.  Loan origination fees are deferred and direct loan origination costs are capitalized until the related loan is sold, at which time the net fees are included in the gain on sale of loans held for sale in the consolidated statements of earnings.

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

Regulatory examiners may require the Company to recognize additions to the allowance based upon their judgments about the information available to them at the time of their examination. Management believes that the allowance for loan losses is adequate at December 31, 2005.

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

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

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

Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized costs.  Impairment is determined by stratifying rights into tranches based on predominant risk characteristics, such as interest rate, loan type and investor type.  Impairment is recognized through a valuation allowance account, to the extent that all or a portion of the impairment no longer exists based on the fair value, a reduction of the allowance may be recorded as an increase to income.  There was no valuation allowance at December 31, 2005 and at December 31, 2004 the Company had a valuation allowance of $100,000.

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

Stock Compensation Plans.  Statement of Financial Accounting Standards (SFAS) No. 123R, Accounting for Stock-Based Compensation, requires all entities to adopt a fair value based method of accounting for employee stock compensation plans effective January 1, 2006, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  However, for year ending December 31, 2005, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. The Company accounts for their stock option plans under the recognition and measurement principles of APB No. 25.

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)	Organization and Summary of Significant Accounting Policies, Continued

Stock Compensation Plans, Continued.  In December 2005, the Board of Directors of the Company approved the acceleration of vesting of 196,309 stock options.  The expense that would have been recorded in 2006 through 2010 under the provision of SFAS 123R if the vesting of the options had not been accelerated, would have been $238,000.  The implementation of this statement is expected to result in an additional $31,000 in expense for the year ended December 31, 2006, based on current options outstanding.

The following table illustrates the assumptions used in calculating the grant-date fair value and the effect on net earnings and basic and diluted earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123R to stock-based employee compensation.  For purposes of proforma disclosure, the estimated fair value is included in expense in the period vesting occurs ($in thousands, except per share amounts):

	Year Ended December 31,

	2005	2004	2003

Assumptions:
Weighted-average risk-free rate of return	4.27%	4.68%	4.42%
Annualized dividend yield	1.35%	1.05%	.80%
Expected life of options granted	3 years	10 years	10 years
Expected stock volatility	20%	20%	30%

	Year Ended December 31,

	2005	2004	2003

Grant-date fair value of options issued during the year	$482	8	495

Weighted-average grant-date fair value per option of options issued during the year	$2.22	2.68	3.01

Net earnings, as reported	$4,436	3,089	2,777
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax benefit	(658)	(181)	(159)

Proforma net earnings	$3,778	2,908	2,618

Basic earnings per share:
As reported	$.55	.44	.42

Proforma	$.47	.41	.40

Diluted earnings per share:
As reported	$.54	.43	.42

Proforma	$.46	.40	.39

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

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

The components of other comprehensive income (loss) and related tax effects are as follows (in thousands):

	Year Ended December 31,

	2005	2004	2003

Unrealized holding losses on securities available for sale	$(1,304)	(447)	(172)
Reclassification adjustment for gains realized in earnings	(208)	(64)	(363)
Reclassification adjustment for other than temporary impairment realized	—	1,055	—

Net change in unrealized amount	(1,512)	544	(535)
Income taxes (benefit)	(569)	195	(191)

Net amount	$(943)	349	(344)

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)	Organization and Summary of Significant Accounting Policies, Continued

Earnings Per Share of Common Stock.  The Company follows the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS No. 128”).  SFAS No. 128 provides accounting and reporting standards for calculating earnings per share.  Basic earnings per share of common stock have been computed by dividing the net earnings for the year by the weighted-average number of shares outstanding. Shares of common stock purchased by the Company’s Employee Stock Ownership Plan (“ESOP”) are considered outstanding when the shares are allocated to participants.  Diluted earnings per share is computed by dividing net earnings by the weighted-average number of shares outstanding including the dilutive effect of stock options computed using the treasury stock method.  The following table presents the calculation of basic and diluted earnings per share of common stock (in thousands, except per share amounts):

	Year Ended December 31,

	2005	2004	2003

Weighted-average shares outstanding before adjustment for unallocated ESOP shares	8,197	7,213	6,592
Adjustment to reflect the effect of unallocated ESOP shares	(90)	(131)	(43)

Weighted-average shares outstanding for basic earnings per share	8,107	7,082	6,549

Basic earnings per share	$.55	.44	.42

Total weighted-average shares outstanding for basic earnings per share computation	8,107	7,082	6,549
Additional dilutive shares using the average market value for the period utilizing the treasury stock method regarding stock options	125	180	113

Weighted-average shares and equivalents outstanding for diluted earnings per share	8,232	7,262	6,662

Diluted earnings per share	$.54	.43	.42

Income Taxes. Federal Trust and the Bank file a consolidated income tax return. Income taxes are allocated between Federal Trust and the Bank as though separate income tax returns were filed.

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

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

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

Recent Accounting Pronouncements

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion 20 and FASB Statement 3.”  This Statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This statement also provides guidance for determining whether retrospective application of a change is impracticable and for reporting a change when retrospective application is impracticable. This statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management believes this Statement will not have a material effect on the Company’s consolidated financial statements.

In December 2004, the FASB issued FASB Statement No. 153, “Exchanges of Nonmonetary Assets – an Amendment to APB opinion No. 29.” This Statement addresses the measurement of exchanges of nonmonetary assets. The Statement is effective for fiscal periods beginning after June 15, 2005.  Management believes this Statement will not have a material effect on the Company’s consolidated financial statements.

On December 16, 2004, the FASB issued FASB Statement No. 123(R), Share-Based Payment.  Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends FASB Statement No. 95, Statement of Cash Flows.  Statement 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values. The provisions of Statement 123(R) are effective prospectively as of the first interim or annual reporting period that begins after June 15, 2005. On March 30, 2005, the SEC Staff issued Staff Accounting Bulletin No. 107, “Application of FASB Statement 123R, Share-Based Payment” which amends the effective date to begin the first annual period beginning after June 15, 2005.  In anticipation of the adoption of SFAS No. 123(R), the Company accelerated vesting of a number of the outstanding unvested stock options to purchase shares of common stock in December 2005. The decision to accelerate the vesting of stock options, which the Company believes to be in the best interest of its stockholders, was made primarily to reduce non-cash compensation expense that would have been recorded in its statements of earnings in future periods upon the adoption of SFAS 123(R) beginning in January 2006. The implementation of this statement is expected to result in an additional $31,000 in compensation expense for fiscal year 2006, based on current unvested options outstanding.

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)	Organization and Summary of Significant Accounting Policies, Continued

In the second quarter of 2004, the Emerging Issues Task Force (“EITF”) released EITF Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” The Issue provided guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments.  On September 30, 2004, the FASB issued FASB Staff position (“FSP”) EITF 3-1-1, “Effective Date of Paragraph 10-20 of EITF Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” This Staff Position delayed certain measurement and recognition provisions of EITF 03-1. Please see “Note 2 – Securities” of the “Notes to Consolidated Financial Statements” for information relating to the required disclosures with respect to these investments.

Reclassification. Certain amounts in the 2004 and 2003 consolidated financial statements have been reclassified to conform with the 2005 presentation.

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(2)	Securities Available for Sale

All securities have been classified as available for sale by management. The amortized cost and estimated fair values of securities available for sale are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

At December 31, 2005:
Mortgage-backed securities	$22,328	6	(527)	21,807
Municipal bonds	12,434	45	(158)	12,321
Corporate equity securities	6,494	—	(408)	6,086
U.S. government agency securities	4,842	—	(44)	4,798
Corporate bonds	5,461	—	(393)	5,068

	$51,559	51	(1,530)	50,080

At December 31, 2004:
Mortgage-backed securities	24,118	95	(61)	24,152
Municipal bonds	1,046	15	(5)	1,056
Corporate equity securities	8,988	98	(14)	9,072
U.S. government agency securities	2,992	—	(15)	2,977
Corporate Bonds	3,995	—	(80)	3,915

	$41,139	208	(175)	41,172

The amortized cost and estimated fair values of securities available for sale at December 31, 2005, by contractual maturity are below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Amortized Cost	Fair Value

Due after one year up to five years	$4,455	4,196
Due after five years up to ten years	5,848	5,670
Due after ten years	12,434	12,321
Mortgage-backed securities	22,328	21,807
Corporate equity securities	6,494	6,086

	$51,599	50,080

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(2)	Securities Available for Sale, Continued

The following summarizes sales of securities (in thousands):

	Year Ended December 31,

	2005	2004	2003

Proceeds from sales	$5,315	9,352	13,753

Gross gains from sales	$215	114	363
Gross losses from sales	(7)	(50)	—

Net gain	$208	64	363

Information pertaining to securities with gross unrealized losses at December 31, 2005, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows (in thousands):

	Less Than Twelve Months		Over Twelve Months

	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

At December 31, 2005:
Mortgage-backed securities	$(330)	12,557	(197)	8,190
Municipal bonds	(158)	8,346	—	101
Corporate equity securities	(371)	3,296	(37)	2,789
U.S. government agency securities	(10)	983	(34)	1,967
Corporate Bonds	(88)	1,377	(305)	3,692

	$(957)	26,559	(573)	16,739

At December 31, 2004:
Mortgage-backed securities	$(60)	9,107	(1)	268
Municipal bonds	—	—	(5)	318
Corporate equity securities	(11)	3,489	(3)	997
U.S. government agency securities	(15)	2,977	—	—
Corporate Bonds	(80)	3,915	—	—

	$(166)	19,488	(9)	1,583

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

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(2)	Securities Available for Sale, Continued

At December 31, 2005, the Company has nine mortgage-backed securities, fourteen municipal bonds, three corporate equity securities, two U.S. government agency securities and two corporate bonds with unrealized losses.  Management believes these unrealized losses relate to changes in interest rates and not credit quality.  Management also believes the Company has the ability to hold these securities until maturity or for the foreseeable future and therefore no declines are deemed to be other-than-temporary.

(3)	Loans

The components of loans are summarized as follows (in thousands):

	At December 31,

	2005	2004

Residential lending:
Mortgages (*)	$399,973	374,581
Lot loans	40,203	41,369
Construction	40,437	5,405

Total Residential lending	480,613	421,355

Commercial lending:
Real Estate Secured	71,253	56,267
Land, Development and Construction	62,709	38,091
Commercial loans	21,340	13,257

Total Commercial lending	155,302	107,615
Consumer loans	447	657

Total loans	636,362	529,627

Add (deduct):
Allowance for loan losses	(4,477)	(3,835)
Net premiums, discounts, deferred fees and costs	4,584	3,524
Undisbursed portion of loans in process	(5,642)	(7,985)

Loans, net	$630,827	521,331

(*)	Includes approximately $1,055,000 and $1,628,000 of loans held for sale at December 31, 2005 and 2004, respectively.

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(3)	Loans, Continued

The following is a summary of information regarding nonaccrual and impaired loans (in thousands):

	At December 31,

	2005	2004

Nonaccrual loans	$2,118	2,600

Accruing loans past due ninety days or more	$—	—

Recorded investment in impaired loans for which there is a related allowance for loan losses	$2,118	2,648

Recorded investment in impaired loans for which there is no related allowance for loan losses	$—	—

Allowance for loan losses related to impaired loans	$318	290

	Interest Income Recognized and Received on Impaired Loans	Average Net Recorded Investment in Impaired Loans

For the Year Ended December 31:
2005	$132	2,298

2004	$122	4,181

2003	$111	6,343

The activity in the allowance for loan losses is as follows (in thousands):

	For the Year Ended December 31,

	2005	2004	2003

Balance at beginning of year	$3,835	2,779	2,110
Provision for loan losses	650	1,180	650
Charge-offs	(10)	(154)	(31)
Recoveries	2	30	50

Balance at end of year	$4,477	3,835	2,779

(4)	Loan Servicing

Loans serviced for other entities are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were approximately $69.3 million and $80.8 million at December 31, 2005 and 2004, respectively.

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(4)	Loan Servicing, Continued

Loan servicing income (expense), net of amortization of mortgage servicing rights, was approximately $317,000, $75,000, and ($123,000) for the years ended December 31, 2005, 2004 and 2003, respectively and is included in other noninterest income on the consolidated statements of earnings.

The balance and fair value of capitalized servicing rights, net of valuation allowances, at December 31, 2005 and 2004, was approximately $804,000 and $868,000, respectively.  The fair value of servicing rights at December 31, 2005 was determined using discount rates ranging from 8% to 12.5% and prepayment speeds ranging from 15% to 72%, depending upon the stratification of the specific right.

The following summarizes mortgage servicing rights capitalized and amortized, along with the aggregate activity in related valuation allowances (in thousands):

	Year Ended December 31,

	2005	2004	2003

Mortgage servicing rights capitalized	$239	310	260
Mortgage servicing rights amortized	403	385	542
Valuation (credits) provisions during year	(100)	30	70
Valuation allowances at year-end	—	100	70

The Company also owns loans serviced by other entities. These loans totaled approximately $298.2 million and $293.6 million at December 31, 2005 and 2004, respectively.

(5)	Premises and Equipment

Premises and equipment consists of the following (in thousands):

	At December 31,

	2005	2004

Land	$3,141	1,986
Bank premises under capital lease	3,490	3,490
Buildings and improvements	5,011	4,136
Leasehold improvements	2,876	2,569
Furniture, fixtures and equipment	3,287	3,059

Total	17,805	15,240
Less accumulated depreciation and amortization	(3,429)	(2,741)

Premises and equipment, net	$14,376	12,499

Accumulated depreciation of approximately $264,000 and $173,000 at December 31, 2005 and 2004, respectively related to bank premises under capital lease.

The Company completed the construction and opened a branch facility in Orange City, Florida in September 2003.  The Company also opened a branch facility with a short-term lease in Deltona, Florida in June 2003.  The Company owns land near this leased branch and expended approximately $822,000 in construction costs for a permanent facility, which was opened in June 2004.  In November 2004, the Company assigned the remaining term of its three year lease to a new tenant and was not obligated for any further payments on the vacated space.

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(5)	Premises and Equipment, Continued

The Company owns three parcels of land in Port Orange and Edgewater in Volusia County, Eustis in Lake County, and has signed a letter of intent for a ground lease on a parcel of land in Flagler County, Florida.  The Company began construction of the Port Orange branch in December 2005 and is planning to begin construction on Eustis, Edgewater and Flagler County branches during 2006.

During 2001, the Company entered into a lease agreement for its administrative office building, which qualifies as a capital lease.  The lease term for the building is fifteen years with fixed annual lease payments and an option to purchase the building for $1 at the end of the term. Future minimum lease payments under this capital lease are as follows (in thousands):

Year Ending December 31,	Amount

2006	$439
2007	439
2008	439
2009	439
2010	439
Thereafter	2,493

Total minimum lease payments	4,688
Less: amount representing interest	(1,924)

Present value of minimum lease payments	$2,764

The Company leases the office space for two branch offices, and has a ground lease for the new Lake Mary branch that opened in the first week of January 2006.  Each of these leases are accounted for as operating leases.  At one of the locations, a portion of the leased space on the second floor was subleased to an unrelated business.  The terms of these leases are for up to twenty years and the leases contain escalation clauses and renewal options.  Rent expense under operating leases was approximately $333,000, $264,000 and $242,000 for the years ended December 31, 2005, 2004 and 2003, respectively. At December 31, 2005, future minimum payments under operating leases are as follows (in thousands):

Year Ending December 31,	Amount

2006	$324
2007	317
2008	329
2009	342
2010 and thereafter	1,596

$2,908

The Company also leases space to third parties in its administration building.  The Company pays a fee to a third party to manage the property.  The Company recognized approximately $304,000, $262,000 and $408,000 in rental income during the years ended December 31, 2005, 2004 and 2003, respectively.

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(6)	Deposits

At December 31, 2005 and 2004, time deposits of $100,000 or more were approximately $198.6 million and $152.2 million, respectively.  At December 31, 2005 the scheduled maturities of time deposits are as follows (in thousands):

Year Ending December 31,	Amount

2006	$295,534
2007	25,661
2008	1,494
2009	467
2010 and thereafter	163

$323,319

Interest expense on deposits is as follows (in thousands):

	Year Ended December 31,

	2005	2004	2003

Interest-bearing demand deposits	$1,369	598	268
Money-market accounts	2,237	1,421	1,496
Savings accounts	70	110	163
Time deposits, net of penalties	8,928	5,430	5,156

Total interest expense on deposits	$12,604	7,559	7,083

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(7)	Federal Home Loan Bank Advances

A summary of advances from the Federal Home Loan Bank of Atlanta (“FHLB”) are as follows ($in thousands):

			At December 31,

Maturing During the Year Ending December 31,	Interest Rate		2005	2004

2005	2.00		$—	$25,000
2005	2.44	(13)	—	15,000
2005	1.70		—	5,000
2005	1.56		—	5,000
2005	2.84		—	10,000
2006	3.13		5,000	5,000
2006	4.37		10,000	—
2006	4.34		10,000	—
2006	4.43		12,500	—
2006	3.79		5,000	—
2007	5.22		2,200	2,200
2007	2.01	(14)	—	15,000
2007	3.86		12,500	—
2007	4.08		5,000	—
2007	4.15		5,000	—
2008	1.98	(15)	—	5,000
2009	2.05	(1)	5,000	5,000
2009	3.11	(2)	10,000	10,000
2010	3.88	(3)	15,000	—
2014	2.93	(4)	5,000	5,000
2014	3.03	(5)	11,500	11,500
2014	3.22	(6)	25,000	25,000
2015	3.19	(7)	8,000	—
2015	3.29	(8)	10,000	—
2015	3.77	(9)	5,000	—
2015	4.00	(10)	5,000	—
2015	3.89	(11)	5,000	—
2015	3.51	(1)	5,000	—
2015	3.77	(11)	5,000	—
2015	3.99	(12)	15,000	—
2015	3.77	(4)	5,000	—

			$201,700	$143,700

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(7)	Federal Home Loan Bank Advances, Continued

	(1)	FHLB has the option to call every three months beginning in February 2006.
	(2)	FHLB has the option to call every three months beginning in July 2006.
	(3)	FHLB has a one time call option in June 2006.
	(4)	FHLB has the option to call every three months beginning in December 2006.
	(5)	FHLB has the option to call every three months beginning in September 2007.
	(6)	FHLB has the option to call every three months beginning in December 2007.
	(7)	FHLB has the option to call every three months beginning in January 2007.
	(8)	FHLB has the option to call every three months beginning in February 2007.
	(9)	FHLB has a one time call option in May 2009.
	(10)	FHLB has the option to call every three months beginning in October 2007.
	(11)	FHLB has the option to call every three months beginning in November 2006.
	(12)	FHLB has the option to call every three months beginning in November 2007.
	(13)	Daily advance – or adjustable rate.
	(14)	FHLB has the option to call every three months.
	(15)	FHLB has a one-time call option in June 2005.

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

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(8)	Other Borrowings

During 2003, the Company entered into a loan agreement with a correspondent bank.  Under the loan agreement, the Company was able to borrow up to $6,000,000 under a revolving line of credit (“LOC”) for general operations and up to $2,000,000 on a separate nonrevolving line of credit (“ESOP LOC”) for common stock purchases relating to the Company’s Employee Stock Ownership Plan.  The lines were secured by all of the Bank’s common stock and both had interest rates of prime minus 12.5 basis points, as long as the Company maintained certain loan-to-Company book value percentages.  The loan agreement also had certain covenants that the Company was required to meet.

During 2005, the Company renegotiated and extended the revolving line of credit with the correspondent bank.  Under the new agreement, the Company can borrow up to $8,000,000 at a rate of prime minus one-half of one percent (1/2%) as long as the Company maintains certain loan-to-company book value percentages.  Due to the reduced interest rate on the new revolving line of credit, the Company elected to repay the ESOP LOC and funded the remaining balance, after the 2005 allocation, with the new revolving line of credit.  At December 31, 2005, $677,000 of the outstanding balance on the revolving line of credit was to fund the ESOP loan.  The loan has a two-year revolving period and a ten-year term.  The LOC loan agreement also has certain covenants that the Company is required to meet.

The following summarizes the balances and other information pertaining to these loans ($in thousands):

	Outstanding Balance at December 31,		Available Balance at December 31, 2005	Interest Rate at December 31, 2005	Interest Due	Principal Due

	2005	2004

LOC	$4,100	—	3,900	6.750%	Quarterly	Beginning in June 2007 – principal amortizes over 8 year schedule-due June 2015
ESOP LOC	—	885	—	—	Quarterly	Annual principal repayments of 10% of outstanding balance increasing 5% per year, due in full in June 2009

Total	$4,100	885	3,900

Total interest expense on other borrowings for the years ended December 31, 2005, 2004 and 2003, was approximately $58,000, $124,000 and $137,000, respectively.

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

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

On September 17, 2003, Statutory Trust I sold adjustable-rate Trust Preferred Securities due September 17, 2033 in the aggregate principal amount of $5,000,000 (the “Trust Preferred Securities”) in a pooled trust preferred securities offering. The interest rate on the Trust Preferred Securities adjusts quarterly, to a rate equal to the then current three-month London Interchange Bank Offering Rate (“LIBOR”), plus 295 basis points (7.45% at December 31, 2005). In addition, Federal Trust contributed capital of $155,000 to Statutory Trust I for the purchase of the common securities of Statutory Trust I.  The proceeds from these sales were paid to Federal Trust in exchange for $5,155,000 of its adjustable-rate Junior Subordinated Debentures (the “Debentures”) due September 17, 2033. The Debentures have the same terms as the Trust Preferred Securities. The sole asset of Statutory Trust I, the obligor on the Trust Preferred Securities, is the Debentures.

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

Loans - For variable rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for residential, commercial real estate, commercial and consumer loans other than variable rate loans are estimated using discounted cash flow analysis, using an asset liability model acquired from an outside vendor. Fair values of impaired loans are estimated using discounted cash flow analysis or underlying collateral values, where applicable.

Mortgage Servicing Rights - The fair value of mortgage servicing rights is based on a valuation performed by an independent third-party using certain assumptions relating to the Company’s servicing portfolio.

Deposits - The fair values disclosed for noninterest-bearing demand, interest-bearing demand, money-market and savings deposits are, by definition, equal to the amount payable on demand (that is their carrying amounts). Fair values for time deposits are estimated using an asset liability model acquired from an outside vendor, which utilizes current rates for similar investments.

Federal Home Loan Bank Advances - Fair value for Federal Home Loan Bank advances are estimated using an asset liability model acquired from an outside vendor, which utilizes current rates for similar investments.

Other Borrowings and Junior Subordinated Debentures - Fair values of these borrowings are estimated using an asset liability model acquired from an outside vendor, which utilizes current rates for similar investments.

Accrued Interest - The carrying amounts of accrued interest receivable and accrued interest payable approximates fair value.

Off-Balance Sheet Instruments - Fair values for off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(10)	Fair Value of Financial Instruments, Continued

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows (in thousands):

	At December 31,

	2005		2004

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$12,996	12,996	7,481	7,481
Securities available for sale	50,080	50,080	41,172	41,172
Loans, net	630,827	634,435	521,331	524,517
Federal Home Loan Bank stock	10,273	10,273	7,385	7,385
Accrued interest receivable	4,138	4,138	3,254	3,254
Mortgage servicing rights	804	804	868	868
Financial liabilities:
Deposits	471,062	469,751	404,116	404,789
Federal Home Loan Bank advances	201,700	199,302	143,700	143,219
Other borrowings	4,100	4,100	885	885
Junior subordinated debentures	5,155	5,166	5,155	5,155
Accrued interest payable	1,208	1,208	811	811
Off-Balance Sheet financial instruments	—	—	—	—

(11)	Off-Balance Sheet Financial Instruments

The Company has outstanding at any time a significant number of commitments to extend credit. These arrangements are subject to strict credit control assessments and each customer’s credit worthiness is evaluated on a case-by-case basis. A summary of the contractual amounts of off-balance sheet commitments which approximate fair value is as follows (in thousands):

	At December 31

	2005	2004

Unused lines of credit	$10,517	11,408

Commitment to extend credit	$14,518	7,526

Standby letters of credit	$7,962	2,738

Undisbursed portion of construction loans in process	$46,777	7,985

Because many commitments expire without being funded in whole or part, the contract amounts are not estimates of future cash flows.

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(11)	Off-Balance Sheet Financial Instruments, Continued

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Those letters-of-credit are primarily issued to support public and private borrowing arrangements.  Essentially, all letters of credit issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. At December 31, 2005, the Company had commitments of approximately $8 million in standby letters of credit of which approximately 23% were to two commercial loan customers that were secured by real estate on related land acquisition and development loans or savings deposits to these customers and 63% to one customer that was secured by a certificate of deposit in the Bank.

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

The Company’s policy is to require customers to provide collateral prior to the disbursement of approved loans. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. The collateral held by the Company varies, but may include accounts receivable, inventory, real estate and income producing commercial properties.

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(12)	Income Taxes

Allocation of Federal and state income taxes between current and deferred portions is as follows (in thousands):

	Current	Deferred	Total

Year Ended December 31, 2005:
Federal	$2,648	(673)	1,975
State	437	(115)	322

Total	$3,085	(788)	2,297

Year Ended December 31, 2004:
Federal	$1,844	(575)	1,269
State	320	(98)	222

Total	$2,164	(673)	1,491

Year Ended December 31, 2003:
Federal	$1,390	(289)	1,101
State	224	(49)	175

Total	$1,614	(338)	1,276

The effective tax rate was different than the statutory Federal income tax rate. A summary and the reasons for the difference are as follows ($in thousands):

	Year Ended December 31,

	2005		2004		2003

	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings

Tax provision at statutory rate	$2,289	34.0%	$1,557	34.0%	$1,378	34.0%
Increase (decrease) in tax resulting from:
State income taxes, net of federal income tax benefit	213	3.2	147	3.2	116	2.9
Tax-exempt income	(150)	(2.2)	(156)	(3.4)	(175)	(4.3)
Officers’ life insurance, meals and entertainment and other permanent items	(55)	(0.9)	(57)	(1.2)	(43)	(1.1)

	$2,297	34.1%	$1,491	32.6%	$1,276	31.5%

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(12)	Income Taxes, Continued

The tax effects of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts which give rise to significant portions of deferred tax assets and liabilities, are as follows (in thousands):

	At December 31,

	2005	2004

Deferred tax assets:
Allowance for loan losses	$1,559	1,281
Deferred compensation	366	283
Impaired loan interest	111	140
Impaired securities	369	397
Unrealized loss on securities available for sale	556	—
Other	21	33

Total deferred tax assets	2,982	2,134

Deferred tax liabilities:
Depreciation	(190)	(428)
Mortgage servicing rights	(172)	(207)
Deferred loan fees and costs, net	(99)	(343)
FHLB stock	(45)	(24)
Unrealized gain on securities available for sale	—	(13)

Total deferred tax liabilities	(506)	(1,015)

Net deferred tax assets	$2,476	1,119

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(13)	Regulatory Capital

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the table below) of total and Tier I capital (as defined in the regulations) to total and risk-weighted assets (as defined in the regulations). Management believes, as of December 31, 2005, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2005, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain total risk-based, Tier I risk-based and Tier I leverage percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category. The following table summarizes the capital thresholds for each prompt corrective action capital category. An institution’s capital category is based on whether it meets the threshold for all three capital ratios within the category. The Bank’s actual capital amounts and percentages are also presented in the table ($in thousands).

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	%	Amount	%	Amount	%

At December 31, 2005:
Total capital (to risk- weighted assets)	$55,105	11.3%	$39,109	8.0%	$48,886	10.0%
Tier I capital (to risk- weighted assets)	50,628	10.4	19,554	4.0	29,332	6.0
Tier I capital (to average adjusted assets)	50,628	6.9	29,232	4.0	36,540	5.0
At December 31, 2004:
Total capital (to risk- weighted assets)	45,648	11.5	31,687	8.0	39,609	10.0
Tier I capital (to risk- weighted assets)	41,813	10.6	15,844	4.0	23,765	6.0
Tier I capital (to average adjusted assets)	41,813	7.0	23,924	4.0	29,905	5.0

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(14)	Stock Option Plans

The Company has two stock options plans.  The Key Employee Stock Compensation Program, as amended (the “Employee Plan”) is authorized to issue up to 10% of the issued shares up to a maximum of 1,000,000 shares through the exercise of incentive stock options, compensatory stock options, stock appreciation rights or performance shares. All awards granted under the Employee Plan have been incentive stock options.  These options have ten year lives and vest ratably over various terms up to five years.  At December 31, 2005, the Company had 167,642 options available for future grants under the Employee Plan.

The Directors’ Stock Option Plan, as amended (the “Director Plan”) is authorized to issue up to 140,000 shares. All options granted under the Director Plan have ten year lives, vest immediately and are not exercisable for a period of six months after the grant date.  During 2003, all of the remaining options in the Director Plan were granted.

At the 2005 Annual Meeting held on May 27, 2005, the shareholders approved the 2005 Directors Stock Plan (“2005 Directors Plan”), which is authorized to issue up to 90,000 shares. Awards made under the 2005 Directors Plan may be in the form of restricted shares, stock units, or stock options. A stock unit is the right to receive a share of common stock on a date elected by the director. While any stock unit is outstanding the director holding the stock unit will be entitled to receive a dividend in the form of additional stock units, if cash dividends are declared on outstanding shares of common stock. Each stock unit, including fractional stock units, will be converted to one share of common stock on the date which has been selected by the director. Awards of shares or stock units may be awarded to a director as an annual stock retainer, which is dependent upon the amount of the director’s annual cash retainer.  The 2005 Directors Plan also provides for discretionary awards of restricted shares, stock units or stock options, which may be granted by the Board to recognize additional services provided to the Company. Any stock options granted may not be exercisable for less than fair market value per share on the date of grant, and must be exercised at least six months from the date of grant and before the earlier of 10 years after the date of the award, or one year from the date the director’s service is terminated by reason of retirement or death.  Restricted Stock Units for a total of 6,827 shares were awarded to two Directors under the 2005 Directors Plan.  The closing price of the Company’s stock on the date of the grant was $12.03 per share.  Under the terms of their respective Agreements, the awards vest over three years (in near equal installments), unless there is a change in the control, at which point the awards vest immediately.  As a Restricted Stock Unit, no shares will be physically issued on vested units until the Director no longer serves on the Board.

A summary of the Restricted Stock Unit transactions follows:

Number of Units

Restricted Stock Units under the Director Plan:
Units awarded	6,827
Stock Unit Dividends Earned	24

Outstanding at December 31, 2005	6,851

During 1998, 350,000 options were granted under both plans at an exercise price less than the then market price.  This amount was being expensed over the related vesting periods of options still outstanding.  These options were fully vested during the second quarter of 2003, consequently there was no compensation costs relating to these options recorded after this date.  Compensation costs relating to these options was approximately $10,000 for the year ended December 31, 2003.

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(14)	Stock Option Plans, Continued

A summary of stock option transactions follows ($in thousands, except per share data):

	Number of Options	Range of Per Share Option Price	Aggregate Option Price

Options Granted Under the Employee Plan:
Outstanding at December 31, 2002	322,446	$4.00	$1,290
Options granted	127,436	5.09-7.62	933
Options exercised	(70,469)	4.00	(282)
Options forfeited	(1,995)	4.00	(8)

Outstanding at December 31, 2003	377,418	4.00-7.62	1,933
Options granted	3,000	7.62	23
Options exercised	(6)	4.00	—
Options forfeited	(36)	4.00	—

Outstanding at December 31, 2004	380,376	4.00-7.62	1,956
Options granted	214,175	10.12-12.00	2,255
Options exercised	(164,393)	4.00-7.62	(664)
Options forfeited	(10,046)	4.00-10.25	(103)

Outstanding at December 31, 2005	420,112	$4.00-12.00	$3,444

Options Granted Under the Director Plan:
Outstanding at December 31, 2002	103,061	$4.00	$412
Options granted	36,939	7.62	282

Outstanding at December 31, 2003 and 2004	140,000	4.00-7.62	694
Options exercised	(73,137)	4.00-7.62	(327)

Outstanding at December 31, 2005	66,863	$4.00-7.62	$367

The weighted-average remaining contractual life of all options outstanding at December 31, 2005 and 2004 was 5.8 years and 5.9 years, respectively.

The options are exercisable as follows:

Year Ending December 31,	Number of Options	Weighted-Average Exercise Price

Currently exercisable	436,975	$7.56
2006	16,667	10.12
2007	16,667	10.12
2008	16,666	10.12

	486,975	$7.83

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(15)	Employee Benefit Plans

The Company maintains a qualified employee stock ownership plan (the “ESOP”). The ESOP is qualified under Section 4975(e)(7) of the Internal Revenue Code.  In addition, the ESOP meets all applicable requirements of the Tax Reform Act of 1986 and is qualified under Section 401 (k) of the Internal Revenue Code. At the discretion of the Board of Directors (the “BOD”), the Company may make a contribution to the ESOP of up to 15% of total compensation paid to employees during the year. Employees are 100% vested after five years of service. Forfeited shares, if any, are redistributed to ESOP participants.  The ESOP purchases the Company’s common stock in the open market.  During 2003, the ESOP began acquiring shares to hold for future allocations.  At December 31, 2005, the ESOP held 21,789 unallocated shares at a total cost of $157,000.  At December 31, 2004, the ESOP held 119,375 unallocated shares at a total cost of $862,000.  During 2005, the Company renegotiated its loan agreement for the LOC and ESOP LOC with a correspondent bank as discussed in Note 8.  Under the new line of credit, the interest rate was prime minus 50 basis points (one-half of one percent), compared to the old rate of prime minus 12.5 basis points.  Due to the reduced interest rate on the new line of credit, the Company elected to refinance the $885,000 balance outstanding in the ESOP LOC.  Initially, the Company sold 70,000 unallocated ESOP shares at $12.00 per share in the open market and applied the proceeds from the sale to pay off the ESOP LOC.  After the 2005 ESOP allocation, the Company funded the remaining unallocated balance with the new revolving line of credit.  At the end of 2005, after the current year ESOP allocation, $677,000 in unallocated, short-term funds were available for investment by the ESOP in addition to the 21,789 remaining unallocated shares of Federal Trust stock. For the years ended December 31, 2005, 2004 and 2003, the Company incurred compensation costs of approximately $330,000, $152,000 and $140,000, respectively related to the ESOP.

In addition, the Company sponsors an employee savings plan (the “401(k) Plan”), which qualifies as a 401(k) plan under the Internal Revenue Code. Under the 401(k) Plan, employees may contribute up to 15% of their pre-tax compensation. The Company makes matching contributions based on a Board of Director approved matching schedule. Participants vest immediately in their own contributions and after three years of service in matching contributions made by the Company. One of the options to 401(k) Plan participants is the Company’s common stock.  The 401(k) Plan Administrator will purchase the Company’s common stock in open-market transactions after each pay period for those electing to purchase the Company’s stock.  401(k) Plan expenses for the years ended December 31, 2005, 2004 and 2003 were approximately $85,000, $79,000 and $62,000, respectively.

The Company also sponsors the Key Employee Stock Bonus Plan (the “Bonus Plan”).  The Bonus Plan is authorized to acquire and issue up to 2% of the Company’s outstanding common stock to non-executive officer employees of the Company.  The Company makes Board of Director approved contributions to the Bonus Plan.  The Bonus Plan then purchases the Company’s common stock in open-market transactions and distributes these shares to employees as they are awarded.  The Company recognized expenses of $36,500 and $350 in connection with the bonus plan for the years ended December 31, 2004 and 2003, respectively.

(16)	Executive Supplemental Income Plan

The Company has an executive supplemental income plan (the “Plan”) to provide supplemental income for certain executives after their retirement. The funding of the Plan involved the purchase of life insurance policies. The Plan is structured such that each participant is scheduled to receive specified levels of income after the retirement age of 62 to 65 for a certain number of years.

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(16)	Executive Supplemental Income Plan, Continued

In the event a participant leaves the employment of the Company before retirement, only the benefits vested through that date would be paid to the employee. The Plan also provides for 100% vesting in the event of a change in control of Federal Trust. The accounting for the Plan is as follows: Monthly, the Company records the mortality cost as a liability. Interest for the policies is recorded to the asset and salary continuation expenses are accrued.

The Company has approximately $973,000 and $753,000 in deferred compensation accrued at December 31, 2005 and 2004, respectively, which is included in other liabilities in the accompanying consolidated balance sheets. The Company also recognized net earnings (expense) of approximately ($8,000), $56,000 and ($40,000), consisting of the earnings on bank-owned life insurance policies, net of compensation expenses accrued, in connection with the Plan during 2005, 2004 and 2003, respectively.

(17)	Legal Contingencies

Various legal claims also arise from time to time in the normal course of business.  In the opinion of management of the Company, none have occurred will have a material effect on the Company’s consolidated financial statements.

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

Loans to directors, officers and major stockholders (5% or more) of the Company and their affiliates, which were made at market rates, were made in the ordinary course of business and did not involve more than normal risk of collectibility or present other unfavorable features.  Activity in loans to related parties was as follows (in thousands):

	Year Ended December 31,

	2005	2004

Balance at beginning of year	$64	5,618
Loans originated	—	—
Principal repayments	(64)	(5,554)

Balance at end of year	$—	64

Federal Trust and the Bank also have two directors whose firms provide legal services for the Company.  One director’s firm serves as corporate counsel for the Company. During the years ended December 31, 2005, 2004 and 2003, the Company paid this

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(19)	Related Party Transactions, Continued

related party’s firm approximately $81,000, $120,000 and $129,000 in legal and compliance review fees, respectively.  The other director’s firm provides legal services to the Bank primarily in the acquisition of properties for future branch locations.  The Bank paid this related party’s firm approximately $29,000 and $27,000 during the years ended December 31, 2005 and 2004, respectively.  No legal fees were paid to this firm for the year ended December 31, 2003.

(20)	Condensed Parent Company Financial Statements

The condensed financial statements of Federal Trust are presented as follows (in thousands):

Condensed Balance Sheets

	At December 31,

	2005	2004

Assets:
Cash, deposited with bank subsidiary	$192	1,477
Investment in subsidiaries	50,202	41,859
Securities available for sale	71	643
Loans, net	—	64
Premises and equipment, net	4,392	4,333
Other assets	1,421	369

Total assets	$56,278	48,745

Liabilities and stockholders’ equity:
Liabilities:
Other borrowings	4,100	885
Capital lease obligation	2,764	3,049
Junior subordinated debentures	5,155	5,155
Other liabilities	118	269

Total liabilities	12,137	9,358

Stockholders’ equity	44,141	39,387

Total liabilities and stockholders’ equity	$56,278	48,745

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(20)	Condensed Parent Company Financial Statements, Continued

Condensed Statements of Earnings

	For the Year Ended December 31,

	2005	2004	2003

Revenue:
Interest and dividend income	$89	246	142
Other income	665	542	562

Total income	754	788	704

Expenses:
Directors Fees	155	166	62
Occupancy expense	443	368	363
Interest expense	539	513	328
Other expense	280	189	208

Total expenses	1,417	1,236	961

Loss before income tax benefit and earnings of subsidiaries	(663)	(448)	(257)
Income tax benefit	(258)	(178)	(106)

Loss before earnings of subsidiaries	(405)	(270)	(151)
Equity in earnings of subsidiaries	4,841	3,359	2,928

Net earnings	$4,436	3,089	2,777

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(20)	Condensed Parent Company Financial Statements, Continued

Condensed Statements of Cash Flows

	For the Year Ended December 31,

	2005	2004	2003

Cash flows from operating activities:
Net earnings	$4,436	3,089	2,777
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation	107	74	77
Gain on sale of investments	(96)	—	—
Accretion of stock option expense	—	—	10
Allocate ESOP shares	—	152	—
Equity in earnings of subsidiaries	(4,841)	(3,359)	(2,928)
Cash provided by (used in) resulting from changes in:
Other assets	(1,014)	(17)	(271)
Other liabilities	349	41	134

Net cash used in operating activities	(1,059)	(20)	(201)

Cash flows from investing activities:
Investment in subsidiaries	(4,380)	(7,300)	(4,000)
Dividends received from subsidiary	—	—	264
Net increase (decrease) in loans	64	3,769	(3,689)
Purchase of securities available for sale	(76)	—	(144)
Proceeds from sale of securities available for sale	640	51	—
Purchase of premises and equipment	(166)	(142)	(135)

Net cash used in investing activities	(3,918)	(3,622)	(7,704)

Cash flows from financing activities:
Net increase (decrease) in other borrowings	3,215	(4,332)	4,302
Net proceeds from the sale of common stock	991	9,969	282
Proceeds from issuance of junior subordinated debentures	—	—	5,155
Principal repayments under capital lease obligation	(285)	(285)	(305)
Sale (purchase) common shares for the ESOP	837	—	(979)
Dividends paid	(1,066)	(629)	(328)

Net cash provided by financing activities	3,692	4,723	8,127

Net increase (decrease) in cash	(1,285)	1,081	222
Cash at beginning of year	1,477	396	174

Cash at end of year	$192	1,477	396

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(20)	Condensed Parent Company Financial Statements, Continued

Condensed Statements of Cash Flows, Continued

	For the Year Ended December 31,

	2005	2004	2003

Supplemental disclosures of noncash transactions:
Change in investment in subsidiaries due to change in accumulated other comprehensive income (loss), net change in unrealized gain (loss) on securities available for sale, net of tax	$(878)	339	(398)

Change in accumulated other comprehensive income, net change in unrealized gain (loss) on securities available for sale, net of tax	$(65)	10	54

Capital lease entered into for Bank premises	$—	—	1,500

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(21)	Selected Quarterly Financial Data (Unaudited)

Summarized quarterly financial data follows (in thousands, except for per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Year Ended December 31, 2005:
Interest income	$7,452	8,019	8,411	10,095	33,977
Interest expense	3,662	4,480	5,195	5,999	19,336

Net interest income	3,790	3,539	3,216	4,096	14,641
Provision for loan losses	180	120	200	150	650

Net interest income after provision for loan losses	3,610	3,419	3,016	3,946	13,991
Other income	629	803	647	454	2,533
Other-than-temporary impairment	—	—	—	—	—
Other expenses	(2,354)	(2,410)	(2,327)	(2,700)	(9,791)

Earnings before income taxes	1,885	1,812	1,336	1,700	6,733
Income taxes	670	641	452	534	2,297

Net earnings	$1,215	1,171	884	1,166	4,436

Earnings per share, basic	$.15	.15	.11	.14	.55

Earnings per share, diluted	$.15	.14	.11	.14	.54

Year Ended December 31, 2004:
Interest income	5,798	5,586	6,088	7,119	24,591
Interest expense	2,393	2,517	2,713	3,228	10,851

Net interest income	3,405	3,069	3,375	3,891	13,740
Provision for loan losses	550	150	150	330	1,180

Net interest income after provision for loan losses	2,855	2,919	3,225	3,561	12,560
Other income	678	607	680	444	2,409
Other-than-temporary impairment	—	—	—	(1,055)	(1,055)
Other expenses	(2,346)	(2,269)	(2,460)	(2,259)	(9,334)

Earnings before income taxes	1,187	1,257	1,445	691	4,580
Income taxes	377	419	491	204	1,491

Net earnings	$810	838	954	487	3,089

Earnings per share, basic	$.12	.13	.13	.06	.44

Earnings per share, diluted	$.12	.13	.13	.05	.43

Report of Independent Registered Public Accounting Firm

Federal Trust Corporation
Sanford, Florida:

          We have audited the accompanying consolidated balance sheets of Federal Trust Corporation and Subsidiaries (the “Company”) and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. We also have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting appearing under Item 9A of Form 10-K, that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness for internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

          We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included, obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

          A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respect, the financial position of the Company as of December 31, 2005 and 2004 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

HACKER, JOHNSON & SMITH, P.A.
Orlando, Florida
March 7, 2006

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)          Evaluation of Disclosure Controls and Procedures

Federal Trust maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Federal Trust files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based upon management’s evaluation of those controls and procedures performed within the 90 days preceding the filing of this Report, the Chief Executive Officer and Chief Financial Officer of Federal Trust concluded that, subject to the limitations noted below, Federal Trust disclosure controls and procedures (as defined in Rules 13a-15[e] under the Securities Exchange Act of 1934)  are effective to ensure that the information required to be disclosed by Federal Trust in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

(b)          Management’s Report on Internal Control Over Financial Reporting

          The management of Federal Trust Corporation is responsible for establishing and maintaining adequate internal control over financial reporting.

          The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

          Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework . Based on that assessment, management concluded that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control–Integrated Framework .

          Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, has been audited by Hacker, Johnson & Smith, P.A., an independent registered public accounting firm, as stated in their report appearing on page 87, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005.

(c)          Changes in Internal Controls

During the fourth quarter of 2005, the Company hired additional staff and reorganized the accounting department.  With these changes, we strengthened our internal controls over financial reporting.

(Continued)

(d)         Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and internal controls will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Federal Trust have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B.	OTHER INFORMATION

Federal Trust did not fail to file any Form 8-K or to disclose any information required to be disclosed therein during the fourth quarter of 2005.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item appears in Federal Trust’s Proxy Statement for the 2006 Annual Meeting of Shareholders under the caption, “Election of Directors”, “Board of Directors and Standing Committees”, “Audit Committee Report” and “Compliance with Section 16(a) of the Securities and Exchange Act of 1934”, and is hereby incorporated by reference. The Proxy Statement will be filed electronically with the Securities and Exchange Commission on or about April 15, 2006. Federal Trust has adopted a Code of Ethics applicable to its Senior Financial Officers. This code is attached as Exhibit 14.2 to this Form 10-K and is posted on our website at www.federaltrust.com. A copy will be provided free of charge, upon request to Marcia Zdanys, Corporate Secretary, 312 West First Street, Sanford, Florida 32771, (407) 323-1833.

ITEM 11.	EXECUTIVE COMPENSATION

Registrant hereby incorporates by reference the sections entitled “Executive Compensation” and “Compensation Committee Report” of the Proxy Statement for the 2006 Annual Meeting of Shareholders to be filed electronically with the Securities and Exchange Commission on or about April 15, 2006.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

Registrant hereby incorporates by reference the section titled “Stock Ownership” of the Proxy Statement for the 2006 Annual Meeting of Shareholders to be filed electronically with the Securities and Exchange Commission on or about April 15, 2006.

Security Ownership of Management

Registrant hereby incorporates by reference the sections entitled “Election of Directors, “Executive Compensation” and “1998 Employee Stock Compensation Program” of the Proxy Statement for the 2006 Annual Meeting of Shareholders to be filed electronically with the Securities and Exchange Commission on or about April 15, 2006.

(Continued)

Changes in Control

Registrant is not aware of any arrangements, including any pledge by any person of its securities, the operation of which may, at a subsequent date result in a change in control of Registrant.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item appears in the Registrant’s Proxy Statement for the 2006 Annual Meeting of Shareholders under the caption, “Transactions Involving Directors and Executive Officers”, and is hereby incorporated by reference. The Proxy Statement will be filed electronically with the Securities and Exchange Commission on or about April 15, 2006.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.  The aggregate fees billed for professional services by Hacker Johnson & Smith P.A. in connection with the audits of the financial statements and the reviews of the financial statements included in our quarterly filings with the Securities and Exchange Commission for the fiscal years ended December 31, 2005, and December 31, 2004, were $102,000 and $65,000, respectively. The fees billed for the audit of the internal controls over financial reporting for the fiscal year ended December 31, 2005 was $25,000.  Part of the increase from 2004 to 2005 related to the audit of internal controls over financial reporting required by Sarbanes-Oxley Section 404.

Audit-Related Fees: In 2005 and 2004, Hacker, Johnson & Smith P.A. did not bill Federal Trust for audit related fees such as travel and courier fees.

Tax Fees: The fees billed by Hacker, Johnson & Smith P.A. for tax compliance and advice, including the preparation of Federal Trust’s corporate consolidated tax returns, was $8,000 and $7,000 for 2005 and 2004, respectively.

All Other Fees: In addition to those fees described above, Hacker, Johnson & Smith, P.A. also billed Federal Trust $10,000 relating to a public stock offering.

In all instances, Hacker, Johnson, & Smith P.A.’s performance of those services was pre-approved by Federal Trust’s Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

The following documents are filed as part of this report at pages 50 through 93.

•          Consolidated Financial Statements of Federal Trust (including all required schedules):

1.	Independent Auditor’s Report;
2.	Consolidated Balance Sheets at December 31, 2005 and 2004;
3.	Consolidated Statements of Earnings, Stockholders’ Equity, and Cash Flows for years ended December 31, 2005, 2004 and 2003.
4.	Notes to Consolidated Financial Statements

(Continued)

•          Exhibits

The following exhibits are filed with or incorporated by reference into this report.  The exhibits which are marked by (1) were previously filed as a part of, and are hereby incorporated by reference from Registrant’s 2003 10-K.  The exhibits which are marked by (2) were previously filed as a part of, and are hereby incorporated by reference from Registrant’s Registration Statement on form SB-1, as effective with the Securities and Exchange Commission (“SEC”) on October 7, 1997, Registration No. 333-30883.  The exhibits which are marked by (3) were previously filed with the SEC, and are hereby incorporated by reference from Registrant’s 1998 Definitive Proxy Statement.  The exhibits which are marked with (4) were previously filed with the SEC, and are hereby incorporated by reference from Registrant’s 1999 Definitive Proxy Statement.  The exhibits which are marked with (5) were previously filed with the SEC, and are hereby incorporated by reference from Registrant’s 2001 Definitive Proxy Statement. The exhibits which are marked with (6) were previously filed with the SEC, and are hereby incorporated by reference from Registrant’s 1999 10-K.  The exhibits which are marked with (7) were previously filed with the SEC, and are hereby incorporated by reference from Registrant’s 2005 Definitive Proxy Statement.  The exhibits which are marked with (8) were previously filed with the SEC, and are hereby incorporated by reference from Registrant’s September 31, 2005 Form 10-Q.  The exhibit numbers correspond to the exhibit numbers in the referenced documents.

Exhibit No.		Description of Exhibit

(2)	3.1	1996 Amended Articles of Incorporation and the 1995 Amended and Restated Articles of Incorporation of Federal Trust
(2)	3.2	1995 Amended and Restated Bylaws of Federal Trust
(3)	3.3	1998 Articles of Amendment to Articles of Incorporation of Federal Trust
(4)	3.4	1999 Articles of Amendment to Articles of Incorporation of Federal Trust
(2)	4.0	Specimen of Common Stock Certificate
(5)	10.1	Amended Employment Agreement By and Among Federal Trust, the Bank and James V. Suskiewich
(5)	10.2	First Amendment to the Amended Employment Agreement by and Among Federal Trust, the Bank and James V. Suskiewich
(1)	10.3	Employee Severance Agreement with Stephen C. Green (extended until December 31, 2006)
(6)	10.4	Amendment to Federal Trust 1998 Key Employee Stock Compensation Program
(6)	10.5	Amendment to Federal Trust 1998 Directors’ Stock Option Plan
(1)	10.6	Employee Severance Agreement with Gregory E. Smith (extended until December 31, 2006)
(1)	10.7	Employee Severance Agreement with Daniel C. Roberts (extended until December 31, 2006)
(1)	10.8	Employee Severance Agreement with Jennifer B. Brodnax (extended until December 31, 2006)
(7)	10.9	2005 Directors’ Stock Plan
(8)	10.10	Employment Agreement by and between Federal Trust Corporation and James V. Suskiewich
(8)	10.11	Employee Severance Agreement with Thomas P. Spatola
	10.12	Employee Amended Salary Continuation Agreement for Stephen C. Green
	10.13	Employee Amended Salary Continuation Agreement for Gregory E. Smith
	10.14	Employee Amended Salary Continuation Agreement for Jennifer B. Brodnax
	10.15	Addendum to Salary Continuation Agreement for James V. Suskiewich
(1)	14.1	Code of Ethical Conduct
	31.1	Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a)
	31.2	Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a)
	32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirement of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL TRUST CORPORATION
(Registrant)

Date: March 7, 2006	By:	/s/James V. Suskiewich

James V. Suskiewich
President and Chief Executive Officer

Date: March 7, 2006	By:	/s/Gregory E. Smith

Gregory E. Smith
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ James V. Suskiewich	Chairman of the Board and President	March 7, 2006

James V. Suskiewich

/s/ A. George Igler	Director	March 7, 2006

A. George Igler

/s/ Samuel C. Certo	Director	March 7, 2006

Samuel C. Certo

/s/ Kenneth W. Hill	Director	March 7, 2006

Kenneth Hill

/s/ George W. Foster	Director	March 7, 2006

George Foster

Supplemental information to be furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Registrant intends to mail the 2005 Annual Report and proxy materials to its shareholders on or about April 15, 2006.