Form 10-Q
period 2006-03-31
FEDERAL TRUST CORP
filed 2006-05-10
CIK 842640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

☐ Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _______________ to ________________

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

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes ☒	No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, and accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Large Accelerated Filer	☐	Accelerated Filer	☒	Non-accelerated Filer	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐	No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common stock, par value $.01 per share	9,149,343 shares

(class)	Outstanding at May 5, 2006

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
($ in thousands, except per share amounts)

	At

	March 31, 2006	December 31, 2005

	(Unaudited)
Assets
Cash and due from banks	$6,389	$6,572
Interest-earning deposits	1,433	6,424

Cash and cash equivalents	7,822	12,996
Securities available for sale	50,552	50,080
Loans, less allowance for loan losses of $4,637 in 2006 and $4,477 in 2005	645,090	630,827
Accrued interest receivable	4,112	4,138
Premises and equipment, net	15,205	14,376
Foreclosed assets	97	556
Federal Home Loan Bank stock	9,974	10,273
Mortgage servicing rights, net	736	804
Bank-owned life insurance	7,028	6,964
Deferred tax asset	2,370	2,476
Other assets	1,740	1,926

Total assets	$744,726	$735,416

Liabilities and Stockholders’ Equity
Liabilities:
Non-interest-bearing demand deposits	$13,967	$13,628
Interest-bearing demand deposits	51,641	51,682
Money-market deposits	82,015	78,371
Savings deposits	3,406	4,062
Time deposits	338,731	323,319

Total deposits	489,760	471,062
Federal Home Loan Bank advances	189,200	201,700
Other borrowings	5,475	4,100
Junior subordinated debentures	5,155	5,155
Capital lease obligation	2,693	2,764
Accrued interest payable	1,046	1,208
Official checks	1,163	1,589
Other liabilities	5,084	3,697

Total liabilities	699,576	691,275

Stockholders’ equity:
Common stock, $.01 par value, 15,000,000 shares authorized; 8,299,343 shares outstanding in both 2006 and 2005	83	83
Additional paid-in capital	33,694	33,679
Retained earnings	12,278	11,459
Unallocated ESOP shares (21,789 shares in both 2006 and 2005)	(157)	(157)
Accumulated other comprehensive loss	(748)	(923)

Total stockholders’ equity	45,150	44,141

Total liabilities and stockholders’ equity	$744,726	$735,416

See Accompanying Notes to Condensed Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)
($ in thousands, except per share amounts)

	Three Months Ended March 31,

	2006	2005

Interest income:
Loans	$9,855	$6,896
Securities	598	447
Other	200	109

Total interest income	10,653	7,452

Interest expense:
Deposits	4,354	2,433
Other	2,085	1,229

Total interest expense	6,439	3,662

Net interest income	4,214	3,790
Provision for loan losses	139	180

Net interest income after provision for loan losses	4,075	3,610

Other income:
Service charges and fees	228	79
Gain on sale of loans held for sale	27	77
Net gain (loss) on sale of securities available for sale	(1)	135
Rental income	69	72
Increase in cash surrender value of life insurance policies	64	63
Other	262	203

Total other income	649	629

Other expenses:
Salary and employee benefits	1,703	1,167
Occupancy expense	465	409
Professional services	195	203
Data processing	184	160
Marketing and advertising	91	61
Other	354	354

Total other expenses	2,992	2,354

Earnings before income taxes	1,732	1,885
Income taxes	581	670

Net earnings	$1,151	$1,215

Earnings per share:
Basic	$.14	$.15

Diluted	$.13	$.15

Weighted-average shares outstanding for (in thousands):
Basic	8,444	8,117

Diluted	8,614	8,350

Cash dividends per share	$.04	$.03

See Accompanying Notes to Condensed Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity
For the Three Months Ended March 31, 2006 and 2005
($ in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Unallocated ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

	Shares	Amount

Balance at December 31, 2004	8,061,813	$81	$32,059	$8,089	$(862)	$20	$39,387

Comprehensive income:
Net earnings (unaudited)	—	—	—	1,215	—	—	1,215
Change in unrealized loss on securities available for sale, net of income taxes of $222 (unaudited)	—	—	—	—	—	(367)	(367)

Comprehensive income (unaudited)							848
Tax benefit related to exercise of stock options (unaudited)	—	—	26	—	—	—	26
Issuance of common stock, stock options exercised (unaudited)	11,750	—	47	—	—	—	47
ESOP shares allocated (2,261 shares) (unaudited)	—	—	7	—	16	—	23
Dividends paid (unaudited)	—	—	—	(242)	—	—	(242)

Balance at March 31, 2005 (unaudited)	8,073,563	$81	$32,139	$9,062	$(846)	$(347)	$40,089

Balance at December 31, 2005	8,299,343	$83	$33,679	$11,459	$(157)	$(923)	$44,141

Comprehensive income:
Net earnings (unaudited)	—	—	—	1,151	—	—	1,151
Change in unrealized loss on securities available for sale, net of income taxes of $106 (unaudited)	—	—	—	—	—	175	175

Comprehensive income (unaudited)	—	—	—	—	—	—	1,326
Share-based compensation (unaudited)	—	—	15	—	—	—	15
Dividends paid (unaudited)	—	—	—	(332)	—	—	(332)

Balance at March 31, 2006 (unaudited)	8,299,343	$83	$33,694	$12,278	$(157)	$(748)	$45,150

See Accompanying Notes to Condensed Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
($ in thousands)

	Three Months Ended March 31

	2006	2005

Cash flows from operating activities:
Net earnings	$1,151	$1,215
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	195	179
Provision for loan losses	139	180
Provision for deferred taxes	—	65
Net amortization of premiums and discounts on securities	—	23
Net amortization of loan origination fees, costs, premiums and discounts	203	249
Amortization of mortgage servicing rights	68	80
Increase in cash surrender value of life insurance policies	(64)	(63)
Proceeds from sales of loans held for sale	2,367	5,173
Loans originated for resale	(1,700)	(7,260)
Gain on sale of loans held for sale	(27)	(77)
Net (gain) loss on sales of securities available for sale	1	(135)
Share-based compensation	15	—
Tax benefit from exercise of stock options	—	26
Cash provided by (used in) resulting from changes in:
Accrued interest receivable	26	(37)
Other assets	186	15
Accrued interest payable	(162)	175
Official checks	(426)	(114)
Other liabilities	780	(685)

Net cash provided by (used in) operating activities	2,752	(991)

Cash flows from investing activities:
Purchase of securities available for sale	(2,525)	(9,638)
Proceeds from principal repayments and sales of securities available for sale	2,333	5,423
Loan principal repayments, net of originations	11,566	3,994
Purchase of loans	(26,811)	(31,197)
Purchase of premises and equipment	(1,024)	(842)
Net (purchase) redemption of Federal Home Loan Bank stock	299	(1,909)
Net proceeds from sale of foreclosed assets	459	144

Net cash used in investing activities	(15,703)	(34,025)

Cash flows from financing activities:
Net increase in other borrowings	1,375	—
Net increase (decrease) in deposits	18,698	(614)
Net increase (decrease) in Federal Home Loan Bank advances	(12,500)	36,250
Principal repayments under capital lease obligation	(71)	(71)
Net increase in advance payments from borrowers for taxes and insurance	607	249
Dividends paid	(332)	(242)
Net proceeds from the exercise of options on common stock	—	47

Net cash provided by financing activities	7,777	35,619

Net increase (decrease) in cash and cash equivalents	(5,174)	603
Cash and cash equivalents at beginning of period	12,996	7,481

Cash and cash equivalents at end of period	$7,822	$8,084

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited), continued
($ in thousands)

	Three Months Ended March 31

	2006	2005

Supplemental disclosure of cash flow information-
Cash paid during the period for:
Interest	$6,601	$3,487

Income taxes	$350	$125

Noncash transactions:
Foreclosed assets acquired in settlement of loans	$—	$124

Accumulated other comprehensive income (loss), net change in unrealized loss on securities available for sale, net of tax	$175	$(367)

Mortgage servicing rights recognized upon sale of loans held for sale	$—	$85

ESOP shares allocated	$—	$23

Securitization of loans held for sale	$—	$2,538

See Accompanying Notes to Condensed Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)	Description of Business and Basis of Presentation

Organization.  Federal Trust Corporation (“Federal Trust”) is the sole shareholder of Federal Trust Bank (the “Bank”) and Federal Trust Mortgage Company (“Mortgage Company”). Federal Trust operates as a unitary savings and loan holding company. Federal Trust’s business activities primarily include the operation of the Bank and the Mortgage Company.  The Bank is federally-chartered as a stock savings bank.  The Bank’s deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation. The Bank provides a wide range of banking services to individual and corporate customers through its seven offices located in Orange, Seminole and Volusia Counties, Florida.  The Mortgage Company was established in May 2005 and commenced operations in January 2006, to provide residential loan products for customers of the Bank, to close mortgage loans on behalf of certain third party purchasers, and to sell mortgage loans in the secondary market.

The condensed consolidated financial statements include the accounts of Federal Trust, the Bank and the Mortgage Company (collectively referred to herein as, the “Company”).  All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (principally consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2006, and the results of operations and cash flows for the three-month periods ended March 31, 2006 and 2005.  The results of operations for the three-month period ended March 31, 2006, are not necessarily indicative of the results to be expected for the entire year ended December 31, 2006. These statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

(2)	Loans

The components of loans are summarized as follows ($in thousands):

	At March 31, 2006	At December 31, 2005

Residential Lending:
Mortgages (1)	$404,464	$399,973
Lot loans	39,796	40,203
Construction	80,632	81,572

Total Residential lending	524,892	521,748

Commercial Lending:
Real Estate Secured	79,128	71,253
Land, Development and Construction	87,519	90,794
Commercial loans	25,219	22,529

Total Commercial lending	191,866	184,576
Consumer loans	407	447

Total loans	717,165	706,771
Add (deduct):
Allowance for loan losses	(4,637)	(4,477)
Net premiums, discounts, deferred fees and costs	4,732	4,584
Undisbursed portion of loans in process	(72,170)	(76,051)

Loans, net	$645,090	$630,827

(1)	Includes approximately $415,000 and $1,055,000 of loans held for sale at March 31, 2006 and December 31, 2005, respectively.

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(2)	Loans, Continued

The following is a summary of information regarding nonaccrual and impaired loans ($in thousands):

	At March 31, 2006	At December 31, 2005

Nonaccrual loans	$3,857	$2,118

Accruing loans past due ninety days or more	$—	$—

Recorded investment in impaired loans for which there is a related allowance for loan losses	$3,857	$2,118

Recorded investment in impaired loans for which there is no related allowance for loan losses	$—	$—

Allowance for loan losses related to impaired loans	$579	$318

	Three Months Ended March 31,

	2006	2005

Interest income recognized and received on impaired loans	$24	$29

Average net recorded investment in impaired loans	$2,926	$2,148

The activity in the allowance for loan losses is as follows ($ in thousands):

	Three Months Ended March 31,

	2006	2005

Balance at beginning of period	$4,477	$3,835
Provision for loan losses	139	180
Charge-offs	—	(10)
Recoveries	21	1

Balance at end of period	$4,637	$4,006

A provision for loan losses is charged to earnings based upon management’s evaluation of the potential losses in its loan portfolio.  During the three months ended March 31, 2006, management made a provision of $139,000 based on its evaluation of the loan portfolio, compared to a provision of $180,000 made in the comparable period in 2005.  At March 31, 2006, management believes that the allowance is adequate, primarily as a result of the overall quality and the high percentage of residential single family home loans in the portfolio.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets and Tier I capital to average adjusted assets (as defined in the regulations). Management believes that, as of March 31, 2006, the Bank exceeds the minimum capital adequacy requirements to which it is subject.

As of December 31, 2005, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain total risk-based, Tier I risk-based and Tier I leverage percentages as set forth in the table below. There are no conditions or events since March 31, 2006 that management believes would change the institution’s categorization as well capitalized. The following table summarizes the capital thresholds for each prompt corrective action capital category. An institution’s capital category is based on whether it meets the threshold for all three capital ratios within the category. The Bank’s actual capital amounts and percentages are also presented in the table ($in thousands).

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	%	Amount	%	Amount	%

At March 31, 2006:
Total capital (to risk- weighted assets)	$57,072	11.3%	$40,267	8.0%	$50,334	10.0%
Tier I capital (to risk weighted assets)	52,434	10.4	20,133	4.0%	30,200	6.0%
Tier I capital (to average adjusted assets)	52,434	7.1	29,578	4.0%	36,973	5.0%

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(4)	Earnings Per Share of Common Stock

The Company follows the provisions of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS No. 128”).  SFAS No. 128 provides accounting and reporting standards for calculating earnings per share.  Basic earnings per share of common stock, has been computed by dividing the net earnings for the period by the weighted-average number of shares outstanding. Shares of common stock purchased by the Company’s Employee Stock Ownership Plan (“ESOP”) are considered outstanding when the shares are allocated to participants.  Diluted earnings per share is computed by dividing net earnings by the weighted-average number of shares outstanding including the dilutive effect of stock options computed using the treasury stock method. The following table presents the calculation of basic and diluted earnings per share of common stock restated for the effects of a 2% stock dividend declared on April 25, 2006 for shareholders of record on June 1, 2006 (in thousands, except per share amounts):

	Three Months Ended March 31,

	2006	2005

Weighted-average shares outstanding before adjustment for unallocated ESOP shares	8,465	8,234
Adjustment to reflect the effect of unallocated ESOP shares	(21)	(117)

Weighted-average shares outstanding for basic earnings per share	8,444	8,117

Basic earnings per share – after restatement for stock dividend	$.14	$.15

Basic earnings per share – before restatement for stock dividend	$.14	$.15

Total weighted-average shares outstanding for basic earnings per share computation	8,444	8,117
Additional dilutive shares using the average market value for the period utilizing the treasury stock method regarding stock options	170	233

Weighted-average shares and equivalents outstanding for diluted earnings per share	8,614	8,350

Diluted earnings per share – after restatement for stock dividend	$.13	$.15

Diluted earnings per share – before restatement for stock dividend	$.14	$.15

In September 2005, the Financial Accounting Standards Board (FASB) issued a proposed statement of Financial Accounting Standards which amends SFAS No. 128.  The proposed statement would be effective in the second quarter of 2006 and is intended to clarify guidance on the computation of earnings per share for certain items such as manditorily convertible instruments, the treasury stock method, and contingently issuable shares.  We have evaluated the proposed statement as presently drafted and have determined that if adopted in its current form, it would not have a significant impact on the computation of our earnings per share.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(5)	Stock Compensation Plans

The Company has three stock options plans.  As a result of a 2% stock dividend declared on April 25, 2006, for shareholders of record on June 1, 2006, we have made proportionate adjustments to the number of shares of common stock covered by the stock options and stock units and in the purchase price per share of the stock option and stock units so as to prevent dilution of rights of the participant.  The Key Employee Stock Compensation Program (the “Employee Plan”) is authorized to issue up to 10% of the issued shares up to a maximum of 1,000,000 shares through the exercise of incentive stock options, compensatory stock options, stock appreciation rights or performance shares. All awards granted under the Employee Plan have been incentive stock options.  These options have ten year terms and vest over various terms up to five years.  At March 31, 2006, the Company had 168,253 options available for future grants under the Employee Plan.

The Directors’ Stock Option Plan (the “Director Plan”) is authorized to issue up to 140,000 shares. All options granted under the Director Plan have ten year terms, vest immediately and are not exercisable for a period of six months after the grant date.  As of March 31, 2006, all of the allocated options in the Director Plan had been granted.

At the 2005 Annual Meeting held on May 27, 2005, the shareholders approved the 2005 Directors Stock Plan (“2005 Directors Plan”), which is authorized to issue up to 90,000 shares. Awards made under the 2005 Directors Plan may be in the form of restricted shares, stock units, or stock options. A stock unit is the right to receive a share of common stock on a date elected by the director. While any stock unit is outstanding the director holding the stock unit will be entitled to receive a dividend in the form of additional stock units, if cash dividends are declared on outstanding shares of common stock. Each stock unit, including fractional stock units, will be converted to one share of common stock on the date which has been selected by the director. Awards of shares or stock units may be awarded to a director as an annual stock retainer, which is dependent upon the amount of the director’s annual cash retainer.  The 2005 Directors Plan also provides for discretionary awards of restricted shares, stock units or stock options, which may be granted by the Board to recognize additional services provided to the Company. Any stock options granted may not be exercisable for less than fair market value per share on the date of grant, and must be exercised at least 6 months from the date of grant and before the earlier of 10 years after the date of the award, or one year from the date the director’s service is terminated by reason of retirement or death.  During 2005, Restricted Stock Units for 6,963 shares were awarded to two Directors under the 2005 Directors Plan.  The closing price of the Company’s stock on the date of the grant was $11.79 per share.  Under the terms of their respective Agreements, the awards vest over three years (in near equal installments), unless there is a change in the control, at which point the awards vest immediately.  As a Restricted Stock Unit, no shares will be physically issued on vested units until the Director no longer serves on the Board.

A summary of stock option and restricted stock unit transactions for the three-month periods ended March 31, 2006 and 2005 follows; restated for the effects of a 2% stock dividend declared on April 25, 2006 for shareholders of record on June 1, 2006 ($in thousands, except per share data):

	Number of Options	Range of Per Share Option Price	Aggregate Option Price

Options Granted Under the Employee Plan:
Outstanding at December 31, 2004	387,984	$3.92-7.47	$1,956
Options granted	24,553	10.05	247
Options forfeited	(47)	3.92	—

Outstanding at March 31, 2005	412,490	$3.92-10.05	$2,203

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(5)	Stock Compensation Plans, Continued

	Number of Options	Range of Per Share Option Price	Aggregate Option Price

Outstanding at December 31, 2005	428,514	$3.92-11.76	$3,443
Options granted	10,200	12.15	124

Outstanding at March 31, 2006	438,714	$3.92-12.15	$3,567

Options Granted Under the Director Plan:
Outstanding at December 31, 2004	142,801	$3.92-7.47	$694
Options exercised	(11,985)	3.92	(47)

Outstanding at March 31, 2005	130,816	$3.92-7.47	$647

Outstanding at December 31, 2005	68,201	$3.92-7.47	$367
Options granted	2,448	11.86	29

Outstanding at March 31, 2006	70,649	$3.92-11.86	$396

          A summary of the Restricted Stock Unit transactions follows:

Number of Units

Restricted Stock Units under the 2005 Director Plan:
Units awarded in 2005	6,963
Stock unit dividends earned	25

Outstanding at December 31, 2005	6,988
Stock unit dividends earned	23

Outstanding at March 31, 2006	7,011

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(6)	Share-Based Compensation

Prior to January 1, 2006, the Company’s stock option plans were accounted for under the recognition and measurement provisions of APB Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure) (collectively SFAS 123).  No stock-based employee compensation cost was recognized in the Company’s Statements of Earnings through December 31, 2005, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (SFAS 123(R)), using the modified-prospective-transition method.  Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

As a result of a 2% stock dividend declared on April 25, 2006, for shareholders of record on June 1, 2006, we have made proportionate adjustments to the number of shares of common stock covered by the stock options and in the purchase price per share of the stock option so as to prevent dilution of rights of the participant.

In 2005, the Company’s Board of Directors approved the acceleration of vesting of 200,235 stock options (the “Acceleration”).  In accordance with SFAS 123, in 2005 the Company expensed the remaining unrecognized $238,000 compensation cost associated with the options with accelerated vesting in the pro forma disclosure.  These actions were taken in order to avoid expense recognition in future financial statements upon adoption of SFAS 123(R).  As of December 31, 2005, only 51,000 stock options were not fully vested.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s earnings before income taxes for the three-months ended March 31, 2006, was approximately $15,000 lower than if it had continued account for share-based compensation as under Opinion 25.  As of March 31, 2006, the Company had 63,648 non-vested options outstanding resulting in approximately $92,000 of total unrecognized compensation cost related to these non-vested options.  This cost is expected to be recognized monthly using the straight-line method through March 31, 2011.

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plan for the three months ended March 31, 2005.  For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and is being amortized to expense over the options’ vesting periods (in thousands, except per share data).

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(6)	Share-Based Compensation, Continued

Three Months Ended March 31, 2005

Net earnings, as reported	$1,215
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(61)

Proforma net earnings	$1,154

Basic earnings per share:
As reported	$.15

Proforma	$.15

Diluted earnings per share:
As reported	$.15

Proforma	$.14

Options are granted to certain employees and directors at price equal to the market value of the stock on the dates the options were granted.  The options granted have a term of either five or ten years and vest ratably over various terms up to five years.  The fair value of each option is amortized using the straight-line method over the requisite service period of each option.  We have estimated the fair value of all option awards as of the grant date by applying the Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of compensation expense. The weighted average for key assumptions used in determining the fair value of options granted during the three months ended March 31, 2006 follows:

Expected stock price volatility	25.00%
Risk-free interest rate	4.53%
Weighted average expected life in years	3.0
Dividend yield	1.38%

Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options.  The risk-free interest rate was selected based upon yields of U. S. Treasury issues with a term equal to the expected life of the option being valued.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(7)	Subsequent Events

On April 14, 2006, Federal Trust sold to certain accredited investors in a private equity offering, an aggregate of 850,000 shares of its common stock at an offering price of $10.00 per share.  The offering price was an 11.5% discount to the $11.30 closing bid price of the common stock on the American Stock Exchange on April 12, 2006.  Federal Trust received net proceeds from the sale of these shares of approximately $7.8 million, which will allow Federal Trust to maintain its strong capital position, retire a borrowing and fund our continued growth.

The shares of Federal Trust’s common stock sold in the offering were issued in reliance upon exemptions from registration available under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended, and are “restricted securities.”  Pursuant to a Registration Rights Agreement, dated April 14, 2006, by and among Federal Trust and the investors, Federal Trust has agreed to file a registration statement covering the resale of these shares by the investors.  The Agreement includes penalties to a maximum of 5% of the aggregate offering proceeds if the Registration Statement is not filed in a timely manner.  We expect to file the Registration Statement within the time requirement stipulated in the Agreement.

On April 25, 2006, Federal Trust Corporation declared a $0.05 per share cash dividend and a 2% stock dividend on Federal Trust’s common stock.  The cash dividend will be payable on May 25, 2006, to shareholders of record on May 9, 2006, and the stock dividend will be distributed on June 12, 2006, to shareholders of record on June 1, 2006.

(8)	Reclassification

Certain amounts in the prior period condensed financial statements have been reclassified to conform with the 2006 presentation.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of March 31, 2006, and for the three-month periods ended March 31, 2006 and 2005 presented in this document, in accordance with standards established by the Public Company Accounting Oversight  Board (United States).

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

Federal Trust Corporation
Sanford, Florida:

          We have reviewed the accompanying condensed consolidated balance sheet of Federal Trust Corporation and Subsidiaries (the “Company”) as of March 31, 2006, and the related condensed consolidated statements of earnings, stockholders’ equity and cash flows for the three-month periods ended March 31, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

          We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005, and the related consolidated statements of earnings, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 7, 2006 we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA
Orlando, Florida
May 2, 2006

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Comparison of March 31, 2006 and December 31, 2005

General

Federal Trust Corporation (“Federal Trust”) is the sole shareholder of Federal Trust Bank (the “Bank”) and Federal Trust Mortgage Company (the “Mortgage Company”). Federal Trust operates as a unitary savings and loan holding company. Federal Trust’s business activities primarily include the operation of the Bank and the Mortgage Company.  Federal Trust, the Bank and the Mortgage Company are collectively referred to herein as the “Company.”  The Bank is federally-chartered as a stock savings bank.  The Bank’s deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation. The Bank provides a wide range of banking services to individual and corporate customers through its seven offices located in Orange, Seminole and Volusia Counties, Florida.  The Mortgage Company was established in May 2005 and commenced operations in January 2006 to provide residential loan products for customers of the Bank, to close mortgage loans on behalf of certain third party purchasers, and to sell mortgage loans in the secondary market.

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

Capital Resources

During the three months ended March 31, 2006, the Company’s primary source of funds consisted of a net increase in deposits of $18.7 million and net principal repayments and sales of loans of $11.6 million. The Company used its sources of funds principally to purchase loans of $26.8 million, and to repay Federal Home Loan Bank advances totaling $12.5 million.

Off-Balance-Sheet Arrangements

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

A summary of the amounts of the Company’s financial instruments, with off-balance-sheet risk at March 31, 2006, follows ($ in thousands):

Contract Amount

Commitments to extend credit	$3,464
Unused lines of credit	$11,967
Standby letters of credit	$7,910
Loans in process	$72,170

Management believes the Company has adequate resources to fund all its commitments.  At March 31, 2006, the Company had approximately $314.4 million in time deposits maturing in one year or less. Management also believes that, if so desired, it can adjust the rates on time deposits to retain or obtain new deposits in a changing interest rate environment.

Management believes the Bank was in compliance with all minimum capital requirements which it was subject to at March 31, 2006.  See note 3 to the condensed consolidated financial statements.

Management is not aware of any trends, demands, commitments or uncertainties which are expected to have a material impact on future operating results, liquidity or capital resources.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Results of Operations

The following table sets forth, for the periods indicated, information regarding: (i) the total dollar amount of interest income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average costs; (iii) net interest/dividend income; (iv) interest-rate spread; and (v) net interest margin ($ in thousands).

	Three Months Ended March 31,

	2006			2005

	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost

Interest-earning assets:
Loans (1)	$632,530	$9,855	6.23%	$529,980	$6,896	5.20%
Securities	49,886	598	4.79	43,591	447	4.10
Other interest-earning assets (2)	14,539	200	5.50	10,111	109	4.31

Total interest-earning assets	696,955	10,653	6.11	583,682	7,452	5.11

Noninterest-earning assets	39,710			31,063

Total assets	$736,665			$614,745

Interest-bearing liabilities:
Noninterest-bearing demand deposits	$13,985	—	—	$14,720	—	—
Interest-bearing demand and money- market deposits	126,109	1,127	3.57	126,302	723	2.29
Savings deposits	3,681	14	1.52	5,790	20	1.38
Time deposits	328,076	3,213	3.92	256,521	1,690	2.64

Total deposits	471,851	4,354	3.69	403,333	2,433	2.41
Borrowings (3)	212,457	2,085	3.93	166,276	1,229	2.96

Total interest-bearing liabilities	684,308	6,439	3.76	569,609	3,662	2.57

Noninterest-bearing liabilities	7,306			5,398
Stockholders’ equity	45,051			39,738

Total liabilities and stockholders’ equity	$736,665			$614,745

Net interest income		$4,214			$3,790

Interest-rate spread (4)			2.35%			2.54%

Net interest margin (5)			2.42%			2.60%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.02				1.02

(1)	Includes non-accrual loans.
(2)	Includes Federal Home Loan Bank stock and interest-earning deposits.
(3)	Includes Federal Home Loan Bank advances, other borrowings, junior subordinated debentures and capital lease obligation.
(4)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin is annualized net interest income divided by average interest-earning assets.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended March 31, 2006 and 2005

General.  The Company had net earnings for the three-month period ended March 31, 2006, of $1.2 million or $.14 per basic and $.13 diluted share adjusted for the effects of a 2% stock dividend declared on April 25, 2006, compared to $1.2 million or $.15 per basic and diluted share for the same period in 2005. Net earnings were flat for the first quarter compared to a year ago, as increases in interest income were offset by increases in interest expense and in other expenses related to the continued expansion of our retail branch distribution network and the Mortgage Company.

Interest Income.  Interest income increased by $3.2 million or 43% to $10.7 million for the three-months ended March 31, 2006, from $7.5 million for the same period in 2005.  Interest income on loans increased $3.0 million to $9.9 million in 2006, due to an increase in the average amount of loans outstanding from $530 million in 2005 to $633 million in 2006, and an increase in the average yield earned on loans from 5.20% for the three-month period ended March 31, 2005, to 6.23% for the comparable period in 2006. Interest income on securities increased by $151,000 for the three-month period ended March 31, 2006, over the same period in 2005. Management expects the rates earned on the earning asset portfolio to fluctuate with general market rates.

Interest Expense.  Interest expense increased by $2.8 million or 76% during the three-month period ended March 31, 2006, compared to the same period in 2005. Interest on deposits increased $2.0 million or 79% to $4.4 million in 2006 from $2.4 million in 2005.  The increase in interest on deposits was a result of an increase in average deposits outstanding from $403.3 million in 2005 to $471.9 million in 2006, together with an increase in the average cost of deposits from 2.41% for the three-month period ended March 31, 2005, to 3.69% for the comparable period in 2006.  Interest on other borrowings increased to $2.1 million in 2006 from $1.2 million in 2005, primarily as a result of an increase in the average amount of other borrowings outstanding from $166.3 million in 2005 to $212.5 million in 2006 and an increase in the average cost from 2.96% to 3.93% from 2005 to 2006.  Management expects to continue to use FHLB advances and other borrowings as a liability management tool.

Provision for Loan Losses.  A provision for loan losses is charged to earnings based upon management’s evaluation of the losses in its loan portfolio.  During the quarter ended March 31, 2006, management recorded a provision for loan losses of $139,000 based on its evaluation of the loan portfolio, which was a decrease of $41,000 from the same period in 2005. The allowance for loan losses at March 31, 2006, was $4.6 million compared to $4.5 million at December 31, 2005.  As a percent of total loans outstanding, the allowance for loan losses increased slightly to .72% at March 31, 2006 from .71% at December 31, 2005.  Management believes the allowance for loan losses at March 31, 2006 was adequate.

Other Income.  Other income increased to $649,000 for the first quarter of 2006 from $629,000 for the three-month period ended March 31, 2005. The increase in other income resulted primarily from an increase in service charges and fees, and was partially offset by a decrease in the net gains on sales of securities and loans available for sale.  Included in the service charges and fees for the 2006 first quarter, was a $114,000 non-refundable commitment fee from one customer, which was recognized by the Bank when the commitment expired unused.

Other Expenses.  Other expenses increased by $638,000 or 27% during the three-month period ended March 31, 2006, compared to the same period in 2005.  Salaries and employee benefits increased $536,000 along with an increase of $56,000 in occupancy expense.  Additionally, both data processing and marketing and advertising increased $24,000 and $30,000, respectively.  These additional expenses are a direct result of the opening of our Lake Mary branch in January 2006 and the costs associated with the Mortgage Company.

Income Taxes. Income taxes for the three months ended March 31, 2006, totaled $581,000 (an effective rate of 33.5%), compared to $670,000 (an effective rate of 35.5%) for the same period in 2005.

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

Management actively monitors and manages its interest rate risk exposure.  The primary objective in managing interest-rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company’s net interest income and capital, while adjusting the Company’s asset-liability structure to obtain the maximum yield-cost spread on that structure.  Management relies primarily on its asset-liability structure to control interest rate risk.  However, a sudden and substantial increase in interest rates could adversely impact the Company’s earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis.  There has been no significant change in the Company’s market risk exposure since December 31, 2005.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION, CONTINUED

Item 6. Exhibits

(a) Exhibits.  The following exhibits are filed with or incorporated by reference into this report.  The exhibits which are marked by a (1) were previously filed as a part of, and are hereby incorporated by reference from Registrant’s Registration Statement on form SB-1, as effective with the Securities and Exchange Commission (“SEC”) on October 7, 1997, Registration No. 333-30883. The exhibits which are marked by a (2) were previously filed with the SEC, and are hereby incorporated by reference from Registrant’s 1998 Definitive Proxy Statement.  The exhibits which are marked with a (3) were previously filed with the SEC, and are hereby incorporated by reference from Registrant’s 1999 Definitive Proxy Statement.  The exhibits which are marked with a (4) were previously filed with the SEC, and are hereby incorporated by reference from Registrant’s 2001 Definitive Proxy Statement. The exhibits which are marked with a (5) were previously filed with the SEC, and are hereby incorporated by reference from Registrant’s 1999 Form 10-KSB.  The exhibits which are marked with a (6) were previously filed with the SEC and are hereby incorporated by reference from the Registrant’s 2004 Form 10-KSB.  The exhibit numbers correspond to the exhibit numbers in the referenced documents.  The exhibits which are marked with a (7) were previously filed with the SEC, and are hereby incorporated by reference from Registrant’s 2005 Definitive Proxy Statement.  The exhibits which are marked with (8) were previously filed with the SEC, and are hereby incorporated by reference from Registrant’s September 31, 2005 Form 10-Q.  The exhibits which are marked with (9) were previously filed with the SEC, and are hereby incorporated by reference from Registrant’s 2005 Form 10-K.  The exhibit numbers correspond to the exhibit numbers in the referenced documents.

Exhibit No.		Description of Exhibit

(2)	3.1	1996 Amended Articles of Incorporation and the 1995 Amended and Restated Articles of Incorporation of Federal Trust
(2)	3.2	1995 Amended and Restated Bylaws of Federal Trust
(3)	3.3	1998 Articles of Amendment to Articles of Incorporation of Federal Trust
(4)	3.4	1999 Articles of Amendment to Articles of Incorporation of Federal Trust
(2)	4.0	Specimen of Common Stock Certificate
(5)	10.1	Amended Employment Agreement By and Among Federal Trust, the Bank and James V. Suskiewich
(5)	10.2	First Amendment to the Amended Employment Agreement by and Among Federal Trust, the Bank and James V. Suskiewich
(1)	10.3	Employee Severance Agreement with Stephen C. Green (extended until December 31, 2006)
(6)	10.4	Amendment to Federal Trust 1998 Key Employee Stock Compensation Program
(6)	10.5	Amendment to Federal Trust 1998 Directors’ Stock Option Plan
(1)	10.6	Employee Severance Agreement with Gregory E. Smith (extended until December 31, 2006)
(1)	10.7	Employee Severance Agreement with Daniel C. Roberts (extended until December 31, 2006)
(1)	10.8	Employee Severance Agreement with Jennifer B. Brodnax (extended until December 31, 2006)
(7)	10.9	2005 Directors’ Stock Plan
(8)	10.10	Employment Agreement by and between Federal Trust Corporation and James V. Suskiewich
(8)	10.11	Employee Severance Agreement with Thomas P. Spatola
(9)	10.12	Employee Amended Salary Continuation Agreement for Stephen C. Green
(9)	10.13	Employee Amended Salary Continuation Agreement for Gregory E. Smith
(9)	10.14	Employee Amended Salary Continuation Agreement for Jennifer B. Brodnax
(9)	10.15	Addendum to Salary Continuation Agreement for James V. Suskiewich
(1)	14.1	Code of Ethical Conduct
	31.1	Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a)
	31.2	Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a)
	32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDERAL TRUST CORPORATION
(Registrant)

Date: May 9, 2006	By:	/s/James V. Suskiewich

James V. Suskiewich
President and Chief Executive Officer

Date: May 9, 2006	By:	/s/Gregory E. Smith

Gregory E. Smith
Executive Vice President and Chief Financial Officer