Form 10-Q
period 2006-06-30
FEDERAL TRUST CORP
filed 2006-08-09
CIK 842640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

☐ Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _____ to _____

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐	No ☒

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common stock, par value $.01 per share	9,351,542 shares

(class)	Outstanding at August 6, 2006

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

FDERAL TRUST CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
($ in thousands, except per share amounts)

	At

	June 30, 2006	December 31, 2005

	(Unaudited)
Assets
Cash and due from banks	$7,840	$6,572
Interest-earning deposits	1,680	6,424

Cash and cash equivalents	9,520	12,996
Securities available for sale	70,716	50,080
Loans, less allowance for loan losses of $4,708 in 2006 and $4,477 in 2005	620,186	630,827
Accrued interest receivable	4,320	4,138
Premises and equipment, net	16,260	14,376
Foreclosed assets	28	556
Federal Home Loan Bank stock	9,704	10,273
Mortgage servicing rights, net	684	804
Bank-owned life insurance	7,095	6,964
Deferred tax asset	2,484	2,476
Other assets	1,692	1,926

Total assets	$742,689	$735,416

Liabilities and Stockholders’ Equity
Liabilities:
Non-interest-bearing demand deposits	$12,942	$13,628
Interest-bearing demand deposits	59,981	51,682
Money-market deposits	78,715	78,371
Savings deposits	3,544	4,062
Time deposits	334,205	323,319

Total deposits	489,387	471,062
Federal Home Loan Bank advances	183,200	201,700
Other borrowings	—	4,100
Junior subordinated debentures	5,155	5,155
Capital lease obligation	2,622	2,764
Accrued interest payable	1,024	1,208
Official checks	1,590	1,589
Other liabilities	6,581	3,697

Total liabilities	689,559	691,275

Stockholders’ equity:
Common stock, $.01 par value, 15,000,000 shares authorized; 9,351,542 shares outstanding in 2006 and 8,299,343 in 2005	93	83
Additional paid-in capital	43,752	33,679
Retained earnings	10,639	11,459
Unallocated ESOP shares (22,224 shares in 2006 and 2005)	(157)	(157)
Accumulated other comprehensive loss	(1,197)	(923)

Total stockholders’ equity	53,130	44,141

Total liabilities and stockholders’ equity	$742,689	$735,416

See Accompanying Notes to Condensed Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)
($ in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Interest income:
Loans	$10,166	$7,398	$20,021	$14,294
Securities	766	493	1,364	940
Other	176	128	376	237

Total interest income	11,108	8,019	21,761	15,471

Interest expense:
Deposits	4,890	2,842	9,244	5,275
Other	2,040	1,638	4,125	2,867

Total interest expense	6,930	4,480	13,369	8,142

Net interest income	4,178	3,539	8,392	7,329
Provision for loan losses	95	120	234	300

Net interest income after provision for loan losses	4,083	3,419	8,158	7,029

Other income:
Service charges and fees	98	146	326	225
Gains on sales of loans held for sale	93	193	120	270
Net (loss) gains on sales of securities available for sale	(16)	(7)	(17)	128
Rental income	75	92	144	164
Increase in cash surrender value of life insurance policies	54	59	118	115
Other	249	320	511	530

Total other income	553	803	1,202	1,432

Other expenses:
Salary and employee benefits	1,873	1,303	3,576	2,470
Occupancy expense	479	399	944	808
Professional services	202	165	397	368
Data processing	187	151	371	311
Marketing and advertising	105	54	196	115
Other	459	338	813	692

Total other expenses	3,305	2,410	6,297	4,764

Earnings before income taxes	1,331	1,812	3,063	3,697
Income taxes	434	641	1,015	1,311

Net earnings	$897	$1,171	$2,048	$2,386

Earnings per share:
Basic	$.10	$.14	$.24	$.29

Diluted	$.10	$.14	$.23	$.28

Weighted-average shares outstanding for (in thousands):
Basic	9,069	8,161	8,676	8,137

Diluted	9,209	8,388	8,801	8,375

Cash dividends per share	$.05	$.03	$.09	$.06

See Accompanying Notes to Condensed Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity
For the Six Months Ended June 30, 2006 and 2005
($ in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Unallocated ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

	Shares	Amount

Balance at December 31, 2004	8,061,813	$81	$32,059	$8,089	$(862)	$20	$39,387

Comprehensive income:
Net earnings (unaudited)	—	—	—	2,386	—	—	2,386
Change in unrealized loss on securities available for sale, net of income taxes of $266 (unaudited)	—	—	—	—	—	(441)	(441)

Comprehensive income (unaudited)							1,945
Tax benefit related to exercise of stock options (unaudited)	—	—	169	—	—	—	169
Issuance of common stock, stock options exercised (unaudited)	237,530	2	989	—	—	—	991
ESOP shares allocated (2,261 shares) (unaudited)	—	—	7	—	16	—	23
Dividends paid (unaudited)	—	—	—	(485)	—	—	(485)

Balance at June 30, 2005 (unaudited)	8,299,343	$83	$33,224	$9,990	$(846)	$(421)	$42,030

Balance at December 31, 2005	8,299,343	$83	$33,679	$11,459	$(157)	$(923)	$44,141

Comprehensive income:
Net earnings (unaudited)	—	—	—	2,048	—	—	2,048
Change in unrealized loss on securities available for sale, net of income taxes of $166 (unaudited)	—	—	—	—	—	(274)	(274)

Comprehensive income (unaudited)	—	—	—	—	—	—	1,774
Issuance of common stock:
Options exercised (unaudited)	19,300	—	101	—	—	—	101
Private equity offering, net of offering costs (unaudited)	850,000	8	7,871	—	—	—	7,879
Stock dividend (unaudited)	182,899	2	2,074	(2,076)	—	—	—
Share-based compensation (unaudited)	—	—	27	—	—	—	27
Dividends paid (unaudited)	—	—	—	(792)	—	—	(792)

Balance at June 30, 2006 (unaudited)	9,351,542	$93	$43,752	$10,639	$(157)	$(1,197)	$53,130

See Accompanying Notes to Condensed Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
($ in thousands)

	Six Months Ended June 30,

	2006	2005

Cash flows from operating activities:
Net earnings	$2,048	$2,386
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	383	351
Provision for loan losses	234	300
Provision for deferred taxes	158	350
Net amortization of premiums and discounts on securities	(14)	56
Net amortization of loan origination fees, costs, premiums and discounts	563	473
Amortization of mortgage servicing rights	120	162
Increase in cash surrender value of life insurance policies	(118)	(115)
Proceeds from sales of loans held for sale	6,728	17,031
Loans originated for resale	(3,087)	(8,456)
Gain on sale of loans held for sale	(120)	(270)
Net (gain) loss on sales of securities available for sale	17	(128)
Tax benefit from exercise of stock options	—	169
Share based compensation	27	—
Cash provided by (used in) resulting from changes in:
Accrued interest receivable	(182)	(325)
Other assets	221	(268)
Accrued interest payable	(184)	173
Official checks	1	1,194
Other liabilities	951	(1,287)

Net cash provided by operating activities	7,746	11,796

Cash flows from investing activities:
Purchase of securities available for sale	(27,693)	(11,599)
Proceeds from principal repayments and sales of securities available for sale	6,614	9,043
Loan principal repayments, net of originations	33,134	10,611
Purchase of loans	(26,811)	(69,835)
Purchase of premises and equipment	(2,267)	(1,086)
Net redemption (purchase) of Federal Home Loan Bank stock	569	(1,673)
Net proceeds from sale of foreclosed assets	528	263

Net cash used in investing activities	(15,926)	(64,276)

Cash flows from financing activities:
Net decrease in other borrowings	(4,100)	—
Net increase in deposits	18,325	24,167
Net increase (decrease) in Federal Home Loan Bank advances	(18,500)	31,012
Principal repayments under capital lease obligation	(142)	(143)
Net increase in advance payments from borrowers for taxes and insurance	1,933	484
Dividends paid	(792)	(485)
Net proceeds from private equity offering	7,879	—
Net proceeds from the exercise of options on common stock	101	991

Net cash provided by financing activities	4,704	56,026

Net increase (decrease) in cash and cash equivalents	(3,476)	3,546
Cash and cash equivalents at beginning of period	12,996	7,481

Cash and cash equivalents at end of period	$9,520	$11,027

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited), continued
($ in thousands)

	Six Months Ended June 30

	2006	2005

Supplemental disclosure of cash flow information-
Cash paid during the period for:
Interest	$13,242	$7,969

Income taxes	$1,805	$1,518

Noncash transactions:
Foreclosed assets acquired in settlement of loans	$—	$124

Accumulated other comprehensive loss, net change in unrealized loss on securities available for sale, net of tax	$(274)	$(441)

Transfer of loans in portfolio to loans held for sale	$3,220	$9,700

Mortgage servicing rights recognized upon sale of loans held for sale	$—	$180

ESOP shares allocated	$—	$23

Securitization of loans held for sale	$—	$2,538

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

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (principally consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2006, and the results of operations and cash flows for the three-and six-month periods ended June 30, 2006 and 2005.  The results of operations for the six-month period ended June 30, 2006, are not necessarily indicative of the results to be expected for the entire year ended December 31, 2006. These statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Recent Accounting Pronouncement.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (SFAS 156).  This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes.  SFAS 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract and requires all servicing assets and liabilities to be initially measured at fair value, if practicable.  SFAS 156 permits entities to subsequently measure servicing assets and liabilities using an amortization method or fair value method.  If the amortization method is used, servicing assets and liabilities are amortized in proportion to and over the estimated period of servicing and servicing assets and liabilities are assessed for impairment or increased servicing obligation based on fair value at each reporting date.  If the fair value method is selected, servicing assets and liabilities are measured at fair value at each reporting period and changes in fair value are reported in net income for the period in which the change occurs.

Adoption of SFAS 156 is required as of the beginning of fiscal years starting after September 15, 2006.  Early adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of the fiscal year.

The Company expects to adopt SFAS 156 at the beginning of 2007 and has not yet determined how servicing assets will be measured subsequent to adoption.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(2)	Loans

The components of loans are summarized as follows ($in thousands):

	At June 30, 2006	At December 31, 2005

Residential Lending:
Mortgages (1)	$379,583	$399,973
Lot loans	38,642	40,203
Construction	57,801	81,572

Total Residential lending	476,026	521,748

Commercial Lending:
Real Estate Secured	79,623	71,253
Land, Development and Construction	91,797	90,794
Commercial loans	21,611	22,529

Total Commercial lending	193,031	184,576

Consumer loans	396	447

Total loans	669,453	706,771
Add (deduct):
Allowance for loan losses	(4,708)	(4,477)
Net premiums, discounts, deferred fees and costs	4,267	4,584
Undisbursed portion of loans in process	(48,826)	(76,051)

Loans, net	$620,186	$630,827

(1)	Includes approximately $754,000 and $1,055,000 of loans held for sale at June 30, 2006 and December 31, 2005, respectively.

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(2)	Loans, Continued

The following is a summary of information regarding nonaccrual and impaired loans ($ in thousands):

	At June 30, 2006	At December 31, 2005

Nonaccrual loans	$7,513	$2,118

Accruing loans past due ninety days or more	$—	$—

Recorded investment in impaired loans for which there is a related allowance for loan losses	$7,513	$2,118

Recorded investment in impaired loans for which there is no related allowance for loan losses	$—	$—

Allowance for loan losses related to impaired loans	$1,127	$318

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Interest income recognized and received on impaired loans	$24	$64	$48	$93

Average net recorded investment in impaired loans	$6,387	$2,185	$4,656	$2,300

The activity in the allowance for loan losses is as follows ($in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Balance at beginning of period	$4,637	$4,006	$4,477	$3,835
Provision for loan losses	95	120	234	300
Charge-offs	(24)	—	(24)	(10)
Recoveries	—	—	21	1

Balance at end of period	$4,708	$4,126	$4,708	$4,126

A provision for loan losses is charged to earnings based upon management's evaluation of the potential losses in its loan portfolio.  During the three- and six-months ended June 30, 2006, management made a provision of $95,000 and $234,000, respectively, based on its evaluation of the loan portfolio, compared to a provision of $120,000 and $300,000 made in the comparable periods in 2005.  At June 30, 2006, management believes that the allowance is adequate, primarily as a result of the overall quality and the high percentage of residential single family home loans in the portfolio.

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(3)	Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's and the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets and Tier I capital to average adjusted assets (as defined in the regulations). Management believes that, as of June 30, 2006, the Bank exceeds the minimum capital adequacy requirements to which it is subject.

As of June 30, 2006, the Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain total risk-based, Tier I risk-based and Tier I leverage percentages as set forth in the table below. There are no conditions or events since June 30, 2006 that management believes would change the institution’s categorization as well capitalized. The following table summarizes the capital thresholds for each prompt corrective action capital category. An institution's capital category is based on whether it meets the threshold for all three capital ratios within the category. The Bank's actual capital amounts and percentages are also presented in the table ($in thousands).

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	%	Amount	%	Amount	%

At June 30, 2006:
Total capital (to risk- weighted assets)	$58,358	11.6%	$40,334	8.0%	$50,417	10.0%
Tier I capital (to risk weighted assets)	53,669	10.6%	20,167	4.0%	30,250	6.0%
Tier I capital (to average adjusted assets)	53,669	7.3%	29,512	4.0%	36,890	5.0%

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(4)	Earnings Per Share of Common Stock

The Company follows the provisions of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS No. 128”).  SFAS No. 128 provides accounting and reporting standards for calculating earnings per share.  Basic earnings per share of common stock, has been computed by dividing the net earnings for the period by the weighted-average number of shares outstanding. Shares of common stock purchased by the Company's Employee Stock Ownership Plan (“ESOP”) are considered outstanding when the shares are allocated to participants.  Diluted earnings per share is computed by dividing net earnings by the weighted-average number of shares outstanding including the dilutive effect of stock options computed using the treasury stock method. The following table presents the calculation of basic and diluted earnings per share of common stock with the 2005 information restated for the effects of a 2% stock dividend declared on April 25, 2006 for shareholders of record on June 1, 2006 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Weighted-average shares outstanding before adjustment for unallocated ESOP shares	9,091	8,278	8,698	8,254
Adjustment to reflect the effect of unallocated ESOP shares	(22)	(117)	(22)	(117)

Weighted-average shares outstanding for basic earnings per share	9,069	8,161	8,676	8,137

Basic earnings per share	$.10	$.14	$.24	$.29

Basic earnings per share before restatement for stock dividend	$—	$.15	$—	$.30

Total weighted-average shares outstanding for basic earnings per share computation	9,069	8,161	8,676	8,137
Additional dilutive shares using the average market value for the period utilizing the treasury stock method regarding stock options	140	227	125	238

Weighted-average shares and equivalents outstanding for diluted earnings per share	9,209	8,388	8,801	8,375

Diluted earnings per share	$.10	$.14	$.23	$.28

Diluted earnings per share before restatement for stock dividend	$—	$.14	$—	$.29

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(5)	Stock Compensation Plans

The Company has three stock options plans.  As a result of a 2% stock dividend declared on April 25, 2006, for shareholders of record on June 1, 2006, we have made proportionate adjustments to the number of shares of common stock covered by the stock options and stock units and in the purchase price per share of the stock option and stock units so as to prevent dilution of rights of the participant.  The Key Employee Stock Compensation Program (the “Employee Plan”) is authorized to issue up to 10% of the issued shares up to a maximum of 1,020,000 shares through the exercise of incentive stock options, compensatory stock options, stock appreciation rights or performance shares. All awards granted under the Employee Plan have been incentive stock options.  These options have ten year terms and vest over various terms up to five years.  At June 30, 2006, the Company had 253,900 options available for future grants under the Employee Plan.

The Directors’ Stock Option Plan (the “Director Plan”) is authorized to issue up to 140,000 shares. All options granted under the Director Plan have ten year terms, vest immediately and are not exercisable for a period of six months after the grant date.  As of June 30, 2006, all of the allocated options in the Director Plan had been granted.

At the 2005 Annual Meeting held on May 27, 2005, the shareholders approved the 2005 Directors Stock Plan (“2005 Directors Plan”), which is authorized to issue up to 91,800 shares. Awards made under the 2005 Directors Plan may be in the form of restricted shares, stock units, or stock options. A stock unit is the right to receive a share of common stock on a date elected by the director. While any stock unit is outstanding the director holding the stock unit will be entitled to receive a dividend in the form of additional stock units, if cash or stock dividends are declared on outstanding shares of common stock. Each stock unit, including fractional stock units, will be converted to one share of common stock on the date which has been selected by the director. Awards of shares or stock units may be awarded to a director as an annual stock retainer, which is dependent upon the amount of the director’s annual cash retainer.  The 2005 Directors Plan also provides for discretionary awards of restricted shares, stock units or stock options, which may be granted by the Board to recognize additional services provided to the Company. Any stock options granted may not be exercisable for less than fair market value per share on the date of grant, and must be exercised at least 6 months from the date of grant and before the earlier of 10 years after the date of the award, or one year from the date the director’s service is terminated by reason of retirement or death.  During 2005, Restricted Stock Units for 6,963 shares were awarded to two Directors under the 2005 Directors Plan.  The closing price of the Company’s stock on the date of the grant was $11.79 per share.  Under the terms of their respective Agreements, the awards vest over three years (in near equal installments), unless there is a change in the control, at which point the awards vest immediately.  As a Restricted Stock Unit, no shares will be physically issued on vested units until the Director no longer serves on the Board.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(5)	Stock Compensation Plans, Continued

A summary of stock option transactions for the six-month period ended June 30, 2006 follows; restated for the effects of a 2% stock dividend declared on April 25, 2006 for shareholders of record on June 1, 2006 ($in thousands, except per share data):

	Number of Options	Weighted Avg. Per Option Exercise Price	Weighted Avg. Remaining Contract Term	Aggregate Intrinsic Value

Options Granted Under the Employee Plan:
Outstanding at December 31, 2005	428,428	$8.04
Options granted	13,260	11.95
Options exercised	(19,300)	5.23

Outstanding at June 30, 2006	422,388	$8.29	5.48	$1,153

Exercisable at June 30, 2006	358,128	$7.91	5.41	$1,107

Options Granted Under the Director Plan:
Outstanding at December 31, 2005	68,198	$5.38
Options granted	2,448	11.86

Outstanding at June 30, 2006	70,646	$5.61	5.00	$376

Exercisable at June 30, 2006	68,198	$5.38	4.96	$376

The total intrinsic value of options exercised during the six months ended June 20, 2006 was $113,000.

A summary of the Restricted Stock Unit transactions follows:

Number of Units

Restricted Stock Units under the 2005 Director Plan:
Outstanding at December 31, 2005	6,988
Stock unit dividends earned	53

Outstanding at June 30, 2006	7,041

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(6)	Share-Based Compensation

Prior to January 1, 2006, the Company's stock option plans were accounted for under the recognition and measurement provisions of APB Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure) (collectively SFAS 123).  No stock-based employee compensation cost was recognized in the Company’s Statements of Earnings through December 31, 2005, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (SFAS 123(R)), using the modified-prospective-transition method.  Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

In 2005, the Company's Board of Directors approved the acceleration of vesting of 200,235 stock options (the “Acceleration”).  In accordance with SFAS 123, in 2005 the Company expensed the remaining unrecognized $238,000 compensation cost associated with the options with accelerated vesting in the pro forma disclosure.  These actions were taken in order to avoid expense recognition in future financial statements upon adoption of SFAS 123(R).  As of December 31, 2005, only 51,000 stock options were not fully vested.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company's earnings before income taxes for the three-months ended June 30, 2006, was approximately $12,000 lower than if it had continued account for share-based compensation as under Opinion 25.  Year to date income is approximately $27,000 lower with the adoption of SFAS 123(R).  As of June 30, 2006, the Company had 66,708 non-vested options outstanding resulting in approximately $87,000 of total unrecognized compensation cost related to these non-vested options.  This cost is expected to be recognized monthly over the related vesting periods using the straight-line method through April 30, 2011.

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company's stock option plan for the periods ended June 30, 2005.  For comparative purposes, we have made proportionate adjustments to the number of shares of common stock, and in the purchase price per share of the stock option for the 2% stock dividend declared on April 25, 2006 for shareholders of record on June 1, 2006. The value of the options was estimated using the Black-Scholes option-pricing model and amortized to expense in the period the vesting occurred (in thousands, except per share data).

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(6)	Share-Based Compensation, Continued

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net earnings, as reported	$1,171	$2,386
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(169)	(229)

Proforma net earnings	$1,002	$2,157

Basic earnings per share:
As reported	.14	.29

Proforma	.12	.27

Diluted earnings per share:
As reported	.14	.28

Proforma	.12	.26

Options are granted to certain employees and directors at price equal to the market value of the stock on the dates the options were granted.  The options granted have a term of either five or ten years and vest ratably over various terms up to five years.  The fair value of each option is amortized using the straight-line method over the requisite service period of each option.  We have estimated the fair value of all option awards as of the grant date by applying the Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of compensation expense. The weighted average for key assumptions used in determining the fair value of options granted during the second quarter and first half of 2006 follows:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006

Expected stock price volatility	25.00%	25.00%
Risk-free interest rate	4.88%	4.60%
Weighted average expected life in years	3.0	3.0
Dividend yield	1.51%	1.40%
Per share weighted-average grant date fair value of options issued during the period	$2.31	$2.42

Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options.  The risk-free interest rate was selected based upon yields of U. S. Treasury issues with a term equal to the expected life of the option being valued.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(7)	Legal Contingencies

Various legal claims also arise from time to time in the normal course of business.  In the opinion of management of the Company, none have occurred that will have a material effect on the Company’s condensed consolidated financial statements.

(8)	Reclassification

Certain amounts in the prior period condensed consolidated financial statements have been reclassified to conform with the 2006 presentation.

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company's independent registered public accounting firm, have made a limited review of the financial data as of June 30, 2006, and for the three- and six-month periods ended June 30, 2006 and 2005 presented in this document, in accordance with standards established by the Public Company Accounting Oversight  Board (United States).

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

Federal Trust Corporation
Sanford, Florida:

          We have reviewed the accompanying condensed consolidated balance sheet of Federal Trust Corporation and Subsidiaries (the “Company”) as of June 30, 2006, the related condensed consolidated statements of earnings for the three- and six-month periods ended June 30, 2006 and 2005 and the related condensed consolidated statements of stockholders’ equity and cash flows for the six-month periods ended June 30, 2006 and 2005. These interim financial statements are the responsibility of the Company's management.

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

          We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005, and the related consolidated statements of earnings, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 7, 2006 we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA
Orlando, Florida
August 4, 2006

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations

Comparison of June 30, 2006 and December 31, 2005

General

Federal Trust Corporation (“Federal Trust”) is the sole shareholder of Federal Trust Bank (the “Bank”) and Federal Trust Mortgage Company (the “Mortgage Company”). Federal Trust operates as a unitary savings and loan holding company. Federal Trust's business activities primarily include the operation of the Bank and the Mortgage Company.  Federal Trust, the Bank and the Mortgage Company are collectively referred to herein as the “Company.”  The Bank is federally-chartered as a stock savings bank.  The Bank’s deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation. The Bank provides a wide range of banking services to individual and corporate customers through its eight offices located in Seminole, Volusia and Orange Counties, Florida.  The Mortgage Company was established in May 2005 and commenced operations in January 2006 to provide residential loan products for customers of the Bank, to close mortgage loans on behalf of certain third party purchasers, and to sell mortgage loans in the secondary market.

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

Capital Resources

During the six months ended June 30, 2006, the Company's primary source of funds consisted of a net increase in deposits of $18.3 million, net principal repayments and sales of loans of $39.9 million and $7.9 million from the sale of common stock in a private equity offering. The Company used its sources of funds principally to purchase loans of $26.8 million, to purchase securities available for sale totaling $27.7 million and repay advances by $18.5 million.

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

A summary of the amounts of the Company's financial instruments, with off-balance-sheet risk at June 30, 2006, follows ($ in thousands):

Contract Amount

Commitments to extend credit	$2,441

Unused lines of credit	$12,506

Standby letters of credit	$7,929

Loans in process	$48,826

Management believes the Company has adequate resources to fund all its commitments.  At June 30, 2006, the Company had approximately $310.7 million in time deposits maturing in one year or less. Management also believes that, if so desired, it can adjust the rates on time deposits to retain or obtain new deposits in a changing interest rate environment.

Management believes the Bank was in compliance with all minimum capital requirements which it was subject to at June 30, 2006. See note 3 to the condensed consolidated financial statements.

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

	Three Months Ended June 30,

	2006			2005

	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost

	($ in thousands)
Interest-earning assets:
Loans (1)	$633,786	$10,166	6.42%	$563,347	$7,398	5.25%
Securities	60,566	766	5.05	45,633	493	4.32
Other interest-earning assets (2)	11,715	176	6.01	10,909	128	4.69

Total interest-earning assets	706,067	11,108	6.29	619,889	8,019	5.17

Noninterest-earning assets	40,946			32,749

Total assets	$747,013			$652,638

Interest-bearing liabilities:
Noninterest-bearing demand deposits	$14,789	—	—	$13,746	—	—
Interest-bearing demand and money- market deposits	135,181	1,279	3.78	127,829	848	2.65
Savings deposits	3,511	17	1.94	5,554	19	1.37
Time deposits	332,056	3,594	4.33	267,362	1,975	2.95

Total deposits	485,537	4,890	4.03	414,491	2,842	2.74
Other borrowings (3)	198,783	2,040	4.10	190,370	1,638	3.44

Total interest-bearing liabilities	684,320	6,930	4.05	604,861	4,480	2.96

Noninterest-bearing liabilities	9,720			6,717
Stockholders' equity	52,973			41,060

Total liabilities and stockholders' equity	$747,013			$652,638

Net interest income		$4,178			$3,539

Interest-rate spread (4)			2.24%			2.21%

Net interest margin (5)			2.37%			2.28%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.03			1.02

(1)	Includes nonaccrual loans.
(2)	Includes Federal Home Loan Bank stock and interest-earning deposits.
(3)	Includes Federal Home Loan Bank advances, other borrowings, junior subordinated debentures and capital lease obligation.
(4)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin is annualized net interest income divided by average interest-earning assets.

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

	Six Months Ended June 30,

	2006			2005

	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost

	($ in thousands)
Interest-earning assets:
Loans (1)	$633,158	$20,021	6.32%	$546,664	$14,294	5.23%
Securities	55,226	1,364	4.94	44,610	940	4.21
Other interest-earning assets (2)	13,127	376	5.73	10,510	237	4.51

Total interest-earning assets	701,511	21,761	6.20	601,784	15,471	5.14

Noninterest-earning assets	40,328			32,218

Total assets	$741,839			$634,002

Interest-bearing liabilities:
Noninterest-bearing demand deposits	$14,387	—	—	$14,233	—	—
Interest-bearing demand and money- market deposits	130,645	2,406	3.68	127,065	1,571	2.47
Savings deposits	3,596	31	1.72	5,672	39	1.38
Time deposits	330,066	6,807	4.12	261,942	3,665	2.80

Total deposits	478,694	9,244	3.86	408,912	5,275	2.58
Other borrowings (3)	205,620	4,125	4.01	178,323	2,867	3.22

Total interest-bearing liabilities	684,314	13,369	3.91	587,235	8,142	2.77

Noninterest-bearing liabilities	8,513			6,058
Stockholders' equity	49,012			40,709

Total liabilities and stockholders' equity	$741,839			$634,002

Net interest income		$8,392			$7,329

Interest-rate spread (4)			2.29%			2.37%

Net interest margin (5)			2.39%			2.44%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.03			1.02

(1)	Includes nonaccrual loans.
(2)	Includes Federal Home Loan Bank stock and interest-earning deposits.
(3)	Includes Federal Home Loan Bank advances, other borrowings, junior subordinated debentures and capital lease obligation.
(4)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin is annualized net interest income divided by average interest-earning assets.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended June 30, 2006 and 2005

General.  The Company had net earnings for the three-month period ended June 30, 2006, of $897,000 or  $.10 per basic and diluted share, compared to $1.2 million or $.14 per basic and diluted share for the same period in 2005, after adjustment for the effect of a 2% stock dividend paid in June 2006.  Net earnings declined for the first quarter compared to a year ago, as increases in net interest income were offset by increases in personnel and in other expenses related to the continued expansion of our retail branch distribution network and the size of our lending staff and the expenses associated with our annual shareholders’ meeting and proxy contest.

Interest Income.  Interest income increased by $3.1 million or 39% to $11.1 million for the three-months ended June 30, 2006, from $8.0 million for the same period in 2005.  Interest income on loans increased  $2.8 million to $10.2 million in 2006, due to an increase in the average amount of loans outstanding from $563.3 million in 2005 to $633.8 million in 2006, and an increase in the average yield earned on loans from 5.25% for the three-month period ended June 30, 2005, to 6.42% for the comparable period in 2006. Interest income on securities increased by $273,000 for the three-month period ended June 30, 2006, over the same period in 2005 due to increases in both the portfolio position and the rate earned on investments. Management expects the rates earned on the earning asset portfolio to fluctuate with general market conditions.

Interest Expense.  Interest expense increased by $2.5 million or 55% during the three-month period ended June 30, 2006, compared to the same period in 2005. Interest on deposits increased $2.0 million or 72% to  $4.9 million in 2006 from $2.8 million in 2005.  The increase in interest on deposits was a result of an increase in average deposits outstanding from $414.5 million in 2005 to $485.5 million in 2006, together with an increase in the average cost of deposits from 2.74% for the three-month period ended June 30, 2005, to 4.03% for the comparable period in 2006.  Interest on other borrowings increased to $2.0 million in 2006 from  $1.6 million in 2005, primarily as a result of an increase in the average amount of other borrowings outstanding from $190.4 million in 2005 to $198.8 million in 2006 and an increase in the average cost from 3.44% to 4.10% from 2005 to 2006.  Management expects to continue to use FHLB advances and other borrowings as a liability management tool.

Provision for Loan Losses.  A provision for loan losses is charged to earnings based upon management’s evaluation of the losses in its loan portfolio.  During the quarter ended June 30, 2006, management recorded a provision for loan losses of $95,000 based on its evaluation of the loan portfolio, which was a decrease of  $25,000 from the same period in 2005. The allowance for loan losses at June 30, 2006, was $4.7 million compared to $4.5 million at December 31, 2005.  As a percent of total net loans outstanding, the allowance for loan losses increased to .76% at June 30, 2006 from .71% at December 31, 2005.  Management believes the allowance for loan losses at June 30, 2006 was adequate.

Other Income.  Other income decreased to $553,000 for the second quarter of 2006 from $803,000 for the three-month period ended June 30, 2005. The decrease in other income resulted primarily from decreases in service charges and fees and in the net gains on sales of loans available for sale.

Other Expenses.  Other expenses increased by $895,000 or 37% during the three-month period ended June 30, 2006, compared to the same period in 2005.  Salaries and employee benefits increased $570,000 along with an increase of $80,000 in occupancy expense.  Additionally, both data processing and marketing and advertising increased $36,000 and $51,000, respectively.  These additional expenses are a direct result of the opening of our Lake Mary branch in January 2006, the opening of our Port Orange branch in July 2006, and costs associated with the additions to our lending staff.  Other expenses also increased $121,000 in 2006 primarily due to the increased costs related to the shareholders’ meeting and proxy contest.

Income Taxes.  Income taxes for the three months ended June 30, 2006, totaled $434,000 (an effective rate of 32.6%), compared to $641,000 (an effective rate of 35.4%) for the same period in 2005.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Comparison of the Six-Month Periods Ended June 30, 2006 and 2005

General.  The Company had net earnings for the six-month period ended June 30, 2006, of $2.0 million or  $.24 per basic share and $.23 per diluted share, compared to $2.4 million or $.29 per basic and $.28 per diluted share for the same period in 2005, after adjustment for the effects of a 2% stock dividend paid in June 2006. The decrease in net earnings was primarily due to increases in employee compensation and benefits, decreases in the net gains from sales of loans and securities available for sale, partially offset by an increase in net interest income.

Interest Income.  Interest income increased by $6.3 million or 41% to $21.8 million for the six-month period ended June 30, 2006, from $15.5 million for the same period in 2005.  Interest income on loans increased  $5.7 million or 40% to $20.0 million in 2006 from $14.3 million in 2005, primarily as a result of an increase in the average amount of loans outstanding from $546.7 million in 2005 to $633.2 million in 2006 and an increase in the average yield earned on loans from 5.23% for the six-month period ended June 30, 2005, to 6.32% for the comparable period in 2006.  Interest income on securities increased by $424,000 for the six-month period ended June 30, 2006, over the same period in 2005, primarily as a result of an increase in the average balance of securities owned and an increase in the average yield. Management expects the rates earned on the portfolio to fluctuate with general market conditions.

Interest Expense.  Interest expense increased by $5.2 million or 64% during the six-month period ended June 30, 2006, compared to the same period in 2005. Interest on deposits increased $4.0 million or 75% to $9.2 million in 2006 from $5.3 million in 2005, as a result of an increase in the average cost of deposits from 2.58% for the six-month period ended June 30, 2005, to 3.86% for the comparable period in 2006 and an increase in average deposits outstanding from $408.9 million in 2005 to $478.7 million in 2006. Interest on other borrowings increased to $4.1 million in 2006 from $2.9 million in 2005, primarily as a result of the increase in the average balance of other borrowings from $178.3 million for the six-month period ended  June 30, 2005 to $205.6 million for the comparable 2006 period and an increase in the average rate paid on other borrowings from 3.22% in 2005 to 4.01% in 2006.  Management expects to continue to use FHLB advances and other borrowings as a liability management tool.

Provision for Loan Losses.  A provision for loan losses is charged to earnings based upon management’s evaluation of the losses in its loan portfolio.  During the six months ended June 30, 2006, a $234,000 provision for loan losses was recorded based on management’s evaluation of the loan portfolio, which was a decrease of $66,000 from the same period in 2005, primarily due to a decrease in growth of the loan portfolio during the first half of 2006 compared to the first six months of 2005.  The allowance for loan losses at June 30, 2006, was $4.7 million or .76% of total net loans outstanding, up from $4.1 million, or .66% of total net loans outstanding at June 30, 2005. Management believes the allowance for loan losses at June 30, 2006, is adequate.

Other Income.  Other income decreased $230,000 or 16% from the six-month period ended June 30, 2005, to the same period in 2006. The decrease in other income was primarily due to a decrease of $150,000 in gains on sales of loans and a decrease of $145,000 in gains on sales of securities available for sale.

Other Expense.  Other expense increased $1.5 million or 32% to $6.3 million for the six-month period ended  June 30, 2006, from $4.8 million for the same period in 2005.  Salary and employee benefits increased  $1.1 million and occupancy expense increased $136,000 due to the staffing and opening of the branch in Lake Mary, Florida in January 2006, the opening of our Port Orange branch in July 2006, increases in the lending staff, and the overall growth of the Company.

Income Taxes.  Income taxes for the six months ended June 30, 2006, was $1,015,000 (an effective rate of 33.1%), compared to $1,311,000 (an effective rate of 35.5%) for the same period in 2005.

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

                      Keefe Managers, LLC (“Keefe Managers”) has filed a civil action in the United States District Court for the Middle District of Florida, Orlando Division, against Federal Trust Corporation, James V. Suskiewich, individually and in his capacity as Chairman of the Board and President of Federal Trust Corporation, and as Trustee of the Employee Stock Ownership Plan for Federal Trust Corporation and its subsidiaries, and Gregory E. Smith, individually and in his capacity as Executive Vice President and Chief Financial Officer of Federal Trust Corporation.  The civil action is in the form of a First Amended Complaint for Damages, Preliminary and Permanent Injunction, Relief, and Demand for Jury Trial (the “amended complaint”), which was filed on July 28, 2006.  The original complaint was filed on or about June 12, 2006.  The amended complaint contains seven counts and alleges: violations of Rule 14(a)-13 (against all Defendants), violation of Rule 14(a)-3 (against all Defendants), violation of Rule 14(a)-5 (against all Defendants), violation of Rule 14(a)-9 (against all Defendants), breach of fiduciary duty (against all management), intentional interference with the

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Item 1.	Legal Proceedings, Continued

effectiveness of the shareholder’s vote (against all Defendants), and preliminary and permanent injunction relief (against all Defendants).  Keefe Managers is alleging that Federal Trust Corporation and the named management officials violated certain Securities and Exchange Commission regulations primarily directed to the voting of the shares of Federal Trust Corporation common stock owned by the Employee Stock Ownership Plan (“ESOP”) and the 401(k) Plan by the management Defendants in their capacity as Trustees.  The amended complaint also alleges that Federal Trust Corporation and the other named management Defendants improperly conducted the proxy solicitation for the 2006 Annual Meeting of Shareholders.  Plaintiff, amongst other things, is seeking:  (1) invalidating the 2006 proxy solicitation by Defendants and the election of directors Kenneth W. Hill and Eric J. Reinhold; (2) removing those directors, and ordering that an independent director, Robert Goldstein, be immediately appointed to the Board, or, alternatively, requiring that new nominations be accepted and a new election be scheduled at the earliest possible date; (3) removing Defendant Suskiewich as trustee of the ESOP and replacing him with an independent voting trustee; (4) restraining the corporation from conducting certain substantive business until such an election occurs; and (5) requiring that all ESOP participants receive full and fair disclosure in connection with any proxy solicitation made in connection with the new director election.  Federal Trust Corporation and the named management Defendants deny the allegations asserted by Keefe Managers and believe that the proxy solicitation was conducted in a proper manner, and that the results of the election will not be changed as a result of the pending litigation.  Federal Trust Corporation does not believe that the Plaintiff will be successful.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On April 14, 2006, the Company sold 850,000 shares of its common stock to the following purchasers:

Name of Purchaser	Shares Purchased

John Sheldon Clark	80,000
Drake Associates, L.P.	15,000
El Coronado Holdings, L.L.C.	80,000
Fleet Maritime, Inc.	4,368
GPV LVII, L.L.C	2,294
Harvest 2004, L.L.C.	25,000
Hot Creek Investors, L.P.	175,000
Moors & Mendon Master Fund, L.P.	175,000
OZ Global Special Investments Master Fund, L.P.	2,381
OZ Master Fund, Ltd.	210,957
Riggs Qualified Partners, L.L.C.	30,000
Craig A. White	50,000

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds, (Continued)

The Company sold the securities for $10.00 per share, or an aggregate of $8,500,000.  Ryan Beck & Co., Inc. served as the sole sales agent in the offering and received a commission of 6.5% of the gross proceeds, plus a $50,000 cash retainer.  The Company sold the securities in reliance on Rule 506 under the Securities Act of 1933, as the securities were only sold to “accredited investors,” as defined by Rule 501 under the Securities Act of 1933.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders (the “Annual Meeting”) of Federal Trust Corporation was held on May 26, 2006, to consider the election of two directors and the ratification of the appointment of the Company’s independent auditors for the year ending December 31, 2006.  Incumbent Directors  Kenneth W. Hill and Eric J. Reinhold were re-elected.  The terms of Directors James V. Suskiewich, A. George Igler, George W. Foster and Samuel C. Certo continued after the Annual Meeting.

At the Annual Meeting, 7,414,666 shares were present in person or by proxy.  With respect to Proposal I, each share was entitled to vote for up to two directors and as to the other proposals, each share was entitled to one vote on each proposal. The following is a summary and tabulation of the matters that were voted upon at the Annual Meeting:

Proposal I.

The election of two directors:

	For	Withheld

Class I Directors, for a term of three years:
Kenneth W. Hill	3,741,832	24,419
Eric J. Reinhold	3,745,525	20,726
Robert B. Goldstein	3,646,670	1,745

In most instances, shareholders either voted for both Mr. Hill and Mr. Reinhold, or for only Mr. Goldstein.

Proposal II:

To ratify the appointment of Hacker, Johnson & Smith PA, as the Company's independent auditors for the year ending December 31, 2006:

For	Against	Withheld

7,350,202	50,888	13,576

Proposal III:

The adjournment of the Annual Meeting to solicit additional proxies in the event there are insufficient votes to approve the foregoing proposals.

For	Against	Withheld

3,765,541	3,597,790	51,335

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Item 6.	Exhibits

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

Exhibit No.		Description of Exhibit

(2)	3.1	1996 Amended Articles of Incorporation and the 1995 Amended and Restated Articles of Incorporation of Federal Trust
(2)	3.2	1995 Amended and Restated Bylaws of Federal Trust
(3)	3.3	1998 Articles of Amendment to Articles of Incorporation of Federal Trust
(4)	3.4	1999 Articles of Amendment to Articles of Incorporation of Federal Trust
(2)	4.0	Specimen of Common Stock Certificate
(5)	10.1	Amended Employment Agreement By and Among Federal Trust, the Bank and James V. Suskiewich
(5)	10.2	First Amendment to the Amended Employment Agreement by and Among Federal Trust, the Bank and James V. Suskiewich
(1)	10.3	Employee Severance Agreement with Stephen C. Green (extended until December 31, 2006)
(6)	10.4	Amendment to Federal Trust 1998 Key Employee Stock Compensation Program
(6)	10.5	Amendment to Federal Trust 1998 Directors' Stock Option Plan
(1)	10.6	Employee Severance Agreement with Gregory E. Smith (extended until December 31, 2006)
(1)	10.7	Employee Severance Agreement with Daniel C. Roberts (extended until December 31, 2006)
(1)	10.8	Employee Severance Agreement with Jennifer B. Brodnax (extended until December 31, 2006)
(7)	10.9	2005 Directors’ Stock Plan
(8)	10.10	Employment Agreement by and between Federal Trust Corporation and James V. Suskiewich
(8)	10.11	Employee Severance Agreement with Thomas P. Spatola
(9)	10.12	Employee Amended Salary Continuation Agreement for Stephen C. Green
(9)	10.13	Employee Amended Salary Continuation Agreement for Gregory E. Smith
(9)	10.14	Employee Amended Salary Continuation Agreement for Jennifer B. Brodnax
(9)	10.15	Addendum to Salary Continuation Agreement for James V. Suskiewich
(1)	14.1	Code of Ethical Conduct
	31.1	Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a)
	31.2	Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a)
	32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDERAL TRUST CORPORATION
(Registrant)

Date: August 8, 2006	By:	/s/ James V. Suskiewich

James V. Suskiewich
President and Chief Executive Officer

Date: August 8, 2006	By:	/s/ Gregory E. Smith

Gregory E. Smith
Executive Vice President and Chief Financial Officer