Form 10-Q
period 2006-09-30
FEDERAL TRUST CORP
filed 2006-11-08
CIK 842640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

☐ Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ____________________ to ____________________

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

          Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐

          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐	No ☒

          State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common stock, par value $.01 per share	9,351,542 shares

(class)	Outstanding at November 3, 2006

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
($ in thousands, except per share amounts)

	At

	September 30, 2006	December 31, 2005

	(Unaudited)
Assets
Cash and due from banks	$6,593	$6,572
Interest-earning deposits	965	6,424

Cash and cash equivalents	7,558	12,996
Securities available for sale	68,314	50,080
Loans, less allowance for loan losses of $4,754 in 2006 and $4,477 in 2005	611,701	630,827
Accrued interest receivable	4,707	4,138
Premises and equipment, net	17,324	14,376
Foreclosed assets	36	556
Federal Home Loan Bank stock	8,714	10,273
Mortgage servicing rights, net	619	804
Bank-owned life insurance	7,163	6,964
Deferred tax asset	2,049	2,476
Other assets	1,767	1,926

Total assets	$729,952	$735,416

Liabilities and Stockholders’ Equity
Liabilities:
Non-interest-bearing demand deposits	$13,400	$13,628
Interest-bearing demand deposits	53,545	51,682
Money-market deposits	69,786	78,371
Savings deposits	3,178	4,062
Time deposits	359,389	323,319

Total deposits	499,298	471,062
Federal Home Loan Bank advances	161,200	201,700
Other borrowings	—	4,100
Junior subordinated debentures	5,155	5,155
Capital lease obligation	2,550	2,764
Accrued interest payable	1,149	1,208
Official checks	1,030	1,589
Other liabilities	5,573	3,697

Total liabilities	675,955	691,275

Stockholders’ equity:
Common stock, $.01 par value, 15,000,000 shares authorized; 9,351,542 shares outstanding in 2006 and 8,299,343 in 2005	93	83
Additional paid-in capital	43,794	33,679
Retained earnings	10,793	11,459
Unallocated ESOP shares (27,002 shares in 2006 and 22,224 shares in 2005)	(206)	(157)
Accumulated other comprehensive loss	(477)	(923)

Total stockholders’ equity	53,997	44,141

Total liabilities and stockholders’ equity	$729,952	$735,416

See Accompanying Notes to Condensed Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)
($ in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Interest income:
Loans	$9,788	$7,788	$29,809	$22,082
Securities	993	510	2,357	1,450
Other	175	113	551	350

Total interest income	10,956	8,411	32,717	23,882

Interest expense:
Deposits	5,371	3,367	14,615	8,642
Other	1,965	1,828	6,090	4,695

Total interest expense	7,336	5,195	20,705	13,337

Net interest income	3,620	3,216	12,012	10,545
Provision for loan losses	60	200	294	500

Net interest income after provision for loan losses	3,560	3,016	11,718	10,045

Other income:
Service charges and fees	114	102	440	327
Gains on sales of loans held for sale	65	17	185	287
Net gains on sales of securities available for sale	80	80	63	208
Rental income	91	70	235	234
Increase in cash surrender value of bank-owned life insurance policies	62	60	180	175
Other	157	318	668	848

Total other income	569	647	1,771	2,079

Other expenses:
Salary and employee benefits	1,798	1,246	5,374	3,716
Occupancy expense	524	417	1,468	1,225
Professional services	241	122	638	490
Data processing	203	157	574	468
Marketing and advertising	53	29	249	144
Other	452	356	1,265	1,048

Total other expenses	3,271	2,327	9,568	7,091

Earnings before income taxes	858	1,336	3,921	5,033
Income taxes	237	452	1,252	1,763

Net earnings	$621	$884	$2,669	$3,270

Earnings per share:
Basic	$.07	$.11	$.30	$.40

Diluted	$.07	$.10	$.29	$.39

Weighted-average shares outstanding for (in thousands):
Basic	9,329	8,381	8,896	8,218

Diluted	9,449	8,518	9,070	8,339

Cash dividends per share	$.05	$.03	$.14	$.09

See Accompanying Notes to Condensed Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity
For the Nine Months Ended September 30, 2006 and 2005
($ in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Unallocated ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

	Shares	Amount

Balance at December 31, 2004	8,061,813	$81	$32,059	$8,089	$(862)	$20	$39,387

Comprehensive income:
Net earnings (unaudited)	—	—	—	3,270	—	—	3,270
Change in unrealized loss on securities available for sale, net of income taxes of $266 (unaudited)	—	—	—	—	—	(675)	(675)

Comprehensive income (unaudited)							2,595
Tax benefit related to exercise of stock options (unaudited)	—	—	169	—	—	—	169
Issuance of common stock, stock options exercised (unaudited)	237,530	2	989	—	—	—	991
ESOP shares allocated (2,261 shares) (unaudited)	—	—	7	—	16	—	23
ESOP shares sold (70,000 shares) (unaudited)	—	—	331	—	506	—	837
Dividends paid (unaudited)	—	—	—	(734)	—	—	(734)

Balance at September 30, 2005 (unaudited)	8,299,343	$83	$33,555	$10,625	$(340)	$(655)	$43,268

Balance at December 31, 2005	8,299,343	$83	$33,679	$11,459	$(157)	$(923)	$44,141

Comprehensive income:
Net earnings (unaudited)	—	—	—	2,669	—	—	2,669
Change in unrealized loss on securities available for sale, net of income taxes of $(270) (unaudited)	—	—	—	—	—	446	446

Comprehensive income (unaudited)	—	—	—	—	—	—	3,115
Issuance of common stock:
Options exercised (unaudited)	19,300	—	101	—	—	—	101
Private equity offering, net of offering costs (unaudited)	850,000	8	7,853	—	—	—	7,861
Stock dividend (unaudited)	182,899	2	2,074	(2,076)	—	—	—
ESOP shares purchased (4,778 shares) (unaudited)	—	—	49	—	(49)	—	—
Share-based compensation (unaudited)	—	—	38	—	—	—	38
Dividends paid (unaudited)	—	—	—	(1,259)	—	—	(1,259)

Balance at September 30, 2006 (unaudited)	9,351,542	$93	$43,794	$10,793	$(206)	$(477)	$53,997

See Accompanying Notes to Condensed Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
($ in thousands)

	Nine Months Ended September 30,

	2006	2005

Cash flows from operating activities:
Net earnings	$2,669	$3,270
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	587	524
Provision for loan losses	294	500
Provision for deferred taxes	157	351
Net amortization of premiums and discounts on securities	(54)	70
Net amortization of loan origination fees, costs, premiums and discounts	1,005	725
Amortization of mortgage servicing rights	185	247
Increase in cash surrender value of bank-owned life insurance	(180)	(175)
Proceeds from sales of loans held for sale	19,378	18,390
Loans originated for resale	(10,327)	(10,106)
Gain on sale of loans held for sale	(185)	(287)
Net gain on sales of securities available for sale	(63)	(208)
Tax benefit from exercise of stock options	—	169
Share based compensation	38	—
Cash provided by (used in) resulting from changes in:
Accrued interest receivable	(569)	(452)
Other assets	140	(434)
Accrued interest payable	(59)	97
Official checks	(559)	215
Other liabilities	846	(938)

Net cash provided by operating activities	13,303	11,958

Cash flows from investing activities:
Purchase of securities available for sale	(35,791)	(17,432)
Proceeds from principal repayments and sales of securities available for sale	18,390	13,003
Loan principal repayments, net of originations	56,862	39,931
Purchase of loans	(47,901)	(154,783)
Purchase of premises and equipment	(3,535)	(1,859)
Net redemption (purchase) of Federal Home Loan Bank stock	1,559	(3,225)
Net proceeds from sale of foreclosed assets	520	343

Net cash used in investing activities	(9,896)	(124,022)

Cash flows from financing activities:
Net increase in deposits	28,236	45,103
Net increase (decrease) in Federal Home Loan Bank advances	(40,500)	65,500
Net increase (decrease) in other borrowings	(4,100)	314
Principal repayments under capital lease obligation	(214)	(214)
Net increase in advance payments from borrowers for taxes and insurance	1,030	747
Dividends paid	(1,259)	(734)
Net proceeds from private equity offering	7,861	—
Net proceeds from the exercise of options on common stock	101	991
Proceeds from sales of ESOP shares	—	837

Net cash (used in) provided by financing activities	(8,845)	112,544

Net increase (decrease) in cash and cash equivalents	(5,438)	480
Cash and cash equivalents at beginning of period	12,996	7,481

Cash and cash equivalents at end of period	$7,558	$7,961

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited), continued
($ in thousands)

	Nine Months Ended September 30

	2006	2005

Supplemental disclosure of cash flow information-
Cash paid during the period for:
Interest	$20,764	$13,240

Income taxes	$2,144	$2,055

Noncash transactions:
Foreclosed assets acquired in settlement of loans	$—	$124

Accumulated other comprehensive income (loss), net change in unrealized loss on securities available for sale, net of tax	$446	$(675)

Transfer of loans in portfolio to loans held for sale	$10,549	$9,700

Mortgage servicing rights recognized upon sale of loans held for sale	$—	$180

ESOP shares allocated	$—	$23

ESOP shares purchased	$49	$—

Securitization of loans held for sale	$—	$2,538

See Accompanying Notes to Condensed Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)	Description of Business and Basis of Presentation

Organization.  Federal Trust Corporation (“Federal Trust”) is the sole shareholder of Federal Trust Bank (the “Bank”) and Federal Trust Mortgage Company (“Mortgage Company”). Federal Trust operates as a unitary savings and loan holding company. Federal Trust’s business activities primarily include the operation of the Bank and the Mortgage Company.  The Bank is federally-chartered as a stock savings bank.  The Bank’s deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation. The Bank provides a wide range of banking services to individual and corporate customers through its nine offices located in Seminole, Volusia, Orange, and Lake Counties, Florida.  The Mortgage Company was established in May 2005 and commenced operations in January 2006, to provide residential loan products for customers of the Bank, to close mortgage loans on behalf of certain third party purchasers, and to sell mortgage loans in the secondary market.

The condensed consolidated financial statements include the accounts of Federal Trust, the Bank and the Mortgage Company (collectively referred to herein as, the “Company”).  All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (principally consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2006, and the results of operations and cash flows for the three-and nine-month periods ended September 30, 2006 and 2005.  The results of operations for the nine-month period ended September 30, 2006, are not necessarily indicative of the results to be expected for the entire year ended December 31, 2006. These statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Recent Accounting Pronouncements.

During September 2006, the Financial Accounting Standards Board issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principals, and expands disclosures about fair value measurements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Management is in the process of evaluating the impact of SFAS 157 and does not anticipate it will have a material impact on the Company’s financial condition or results of operations.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (SFAS 156).  This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes.  SFAS 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Recent Accounting Pronouncements, (continued)

service a financial asset by entering into a servicing contract and requires all servicing assets and liabilities to be initially measured at fair value, if practicable.  SFAS 156 permits entities to subsequently measure servicing assets and liabilities using an amortization method or fair value method.  If the amortization method is used, servicing assets and liabilities are amortized in proportion to and over the estimated period of servicing and servicing assets and liabilities are assessed for impairment or increased servicing obligation based on fair value at each reporting date.  If the fair value method is selected, servicing assets and liabilities are measured at fair value at each reporting period and changes in fair value are reported in net earnings for the period in which the change occurs.  Adoption of SFAS 156 is required as of the beginning of fiscal years starting after September 15, 2006.  Early adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of the fiscal year.  Presently, the Company measures servicing assets initially at fair value and subsequently through amortization in proportion to and over the period of estimated servicing income and assesses for asset impairment based on their fair values.  The Company expects to continue this practice and elect to measure these servicing assets using the amortization method upon adopting SFAS 156 at the beginning of 2007.  As such, the Company does not anticipate that adoption will have a material impact on the Company’s consolidated financial condition or the results of operations.

On July 13, 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”.)  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  This Interpretation is effective for fiscal years beginning after December 15, 2006.  Management is in the process of evaluating the effect of FIN 48 and does not anticipate it will have a material impact on the Company’s financial condition or results of operations.

On July 13, 2006, the Financial Accounting Standards Board issued FASB Staff Position No. FAS 13-2 “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” (“FSP”) concurrently with FIN 48.  This FSP amends Financial Accounting Standards Board Statement No. 13, “Accounting for Leases” to require the lessor in a leveraged-lease transaction to recalculate the leveraged lease when there is a change or projected change in the timing of the realization of tax benefits generated by that leveraged-lease.  The guidance in this FSP is to be applied to fiscal years beginning after December 15, 2006.  Management is currently evaluating the impact of this FSP and does not anticipate that it will have a material impact on the Company’s consolidated financial condition or results of operation.

During February 2006, the Financial Accounting Standards Board issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments” (SFAS 155) amending SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation.  It also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133 and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or are hybrid financial instruments that contain embedded derivatives requiring bifurcation.  This statement is effective for all financial instruments acquired or issued after the beginning of the entity’s first fiscal year that begins after September 15, 2006.  Management is currently evaluating the impact of SFAS 155 and does not anticipate that it will have a material impact on the Company’s consolidated financial condition or results of operations.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(2)	Loans

The components of loans are summarized as follows ($in thousands):

	At September 30, 2006	At December 31, 2005

	(unaudited)
Residential Lending:
Mortgages (1)	$367,340	$399,973
Lot loans	39,822	40,203
Construction	51,832	81,572

Total Residential lending	458,994	521,748

Commercial Lending:
Real Estate Secured	83,639	71,253
Land, Development and Construction	87,930	90,794
Commercial loans	20,511	22,529

Total Commercial lending	192,080	184,576

Consumer loans	377	447

Total loans	651,451	706,771
Add (deduct):
Allowance for loan losses	(4,754)	(4,477)
Net premiums, discounts, deferred fees and costs	3,866	4,584
Undisbursed portion of loans in process	(38,862)	(76,051)

Loans, net	$611,701	$630,827

(1)	Includes approximately $2,738,000 and $1,055,000 of loans held for sale at September 30, 2006 and December 31, 2005, respectively.

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(2)	Loans, Continued

The following is a summary of information regarding nonaccrual and impaired loans ($in thousands):

	At September 30, 2006	At December 31, 2005

Nonaccrual loans	$10,065	$2,118

Accruing loans past due ninety days or more	$—	$—

Recorded investment in impaired loans for which there is a related allowance for loan losses	$8,043	$878

Recorded investment in impaired loans for which there is no related allowance for loan losses	$—	$—

Allowance for loan losses related to impaired loans	$2,072	$132

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Interest income recognized and received on impaired loans	$5	$—	$9	$—

Average net recorded investment in impaired loans	$6,260	$950	$3,821	$798

The increase in non-accrual loans at September 30, 2006 is due to a $4.0 million participation in a real estate loan secured by a condominium site on the Gulf of Mexico in the Florida panhandle.  The borrower has decided to delay construction until the waterfront condominium market improves. An agreement is being negotiated with the borrower to bring the loan current and restructure the interest payments.  At the present time, we do not anticipate any loss of principal or interest once the restructuring is completed. Also included in the non-accrual at September 30, 2006, was $3.2 million relating to a number of  single family construction loans to individual borrowers in Lee County, Florida that were originated and are being serviced by a third party.  In some cases, due to delays in the commencement of construction, the loans matured before construction commenced.  Our advances are primarily for the vacant lots.  In the event construction does not commence, these loans will either be converted to lot loans or be foreclosed.

The residential loans that are delinquent and on non-accrual status, are generally excluded from our total of impaired loans for which there is a related allowance for loan losses based on the current appraisal on the property and the loan amount.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(2)	Loans, Continued

The activity in the allowance for loan losses is as follows ($in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Balance at beginning of period	$4,708	$4,126	$4,477	$3,835
Provision for loan losses	60	200	294	500
Charge-offs	(14)	—	(38)	(10)
Recoveries	—	—	21	1

Balance at end of period	$4,754	$4,326	$4,754	$4,326

A provision for loan losses is charged to earnings based upon management’s evaluation of the potential losses in its loan portfolio.  During the three- and nine-months ended September 30, 2006, management made a provision of $60,000 and $294,000, respectively, based on its evaluation of the loan portfolio, compared to a provision of $200,000 and $500,000 made in the comparable periods in 2005.  As a percent of loans, net of undisbursed loans in process, the total allowance increased from .71% at December 31, 2005 to .78% at September 30, 2006.  At September 30, 2006, management believes that the allowance is adequate, primarily as a result of the overall quality and the high percentage of residential single family home loans in the portfolio.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets and Tier I capital to average adjusted assets (as defined in the regulations). Management believes that, as of September 30, 2006, the Bank exceeds the minimum capital adequacy requirements to which it is subject.

As of September 30, 2006, the Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain total risk-based, Tier I risk-based and Tier I leverage percentages as set forth in the table below. There are no conditions or events since September 30, 2006 that management believes would change the institution’s categorization as well capitalized. The following table summarizes the capital thresholds for each prompt corrective action capital category. An institution’s capital category is based on whether it meets the threshold for all three capital ratios within the category. The Bank’s actual capital amounts and percentages are also presented in the table ($in thousands).

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	%	Amount	%	Amount	%

At September 30, 2006:
Total capital (to risk- weighted assets)	$59,459	11.9%	$40,082	8.0%	$50,102	10.0%
Tier I capital (to risk weighted assets)	54,705	10.9%	20,041	4.0%	30,061	6.0%
Tier I capital (to average adjusted assets)	54,705	7.6%	28,962	4.0%	36,202	5.0%

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(4)	Earnings Per Share of Common Stock

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Weighted-average shares outstanding before adjustment for unallocated ESOP shares	9,351	8,465	8,918	8,325
Adjustment to reflect the effect of unallocated ESOP shares	(22)	(84)	(22)	(107)

Weighted-average shares outstanding for basic earnings per share	9,329	8,381	8,896	8,218

Basic earnings per share	$.07	$.11	$.30	$.40

Basic earnings per share before restatement for stock dividend		$.11		$.41

Total weighted-average shares outstanding for basic earnings per share computation	9,329	8,381	8,896	8,218
Additional dilutive shares using the average market value for the period utilizing the treasury stock method regarding stock options	120	137	174	121

Weighted-average shares and equivalents outstanding for diluted earnings per share	9,449	8,518	9,070	8,339

Diluted earnings per share	$.07	$.10	$.29	$.39

Diluted earnings per share before restatement for stock dividend		$.11		$.40

Shares excluded in the computations of diluted earnings per share because the average market price was less than the option exercise price are as follows:

	Number of Shares	Option Exercise Price Range	Year Issued	Year Expires

For the three-months ended September 30, 2006	7,006	$11.27-12.16	2006	2016
For the nine-months ended September 30, 2006	3,659	$11.27-12.16	2006	2016

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(5)	Stock Compensation Plans

The Company has three stock options plans.  As a result of a 2% stock dividend declared on April 25, 2006, for shareholders of record on June 1, 2006, we have made proportionate adjustments to the number of shares of common stock covered by the stock options and stock units and in the purchase price per share of the stock option and stock units so as to prevent dilution of rights of the participant.  The Key Employee Stock Compensation Program (the “Employee Plan”) is authorized to issue up to 10% of the issued shares up to a maximum of 1,020,000 shares through the exercise of incentive stock options, compensatory stock options, stock appreciation rights or performance shares. All awards granted under the Employee Plan have been incentive stock options.  These options have ten year terms and vest over various terms up to five years.  At September 30, 2006, the Company had 248,900 options available for future grants under the Employee Plan.

The Directors’ Stock Option Plan (the “Director Plan”) is authorized to issue up to 140,000 shares. All options granted under the Director Plan have ten year terms, vest immediately and are not exercisable for a period of six months after the grant date.  As of September 30, 2006, all of the allocated options in the Director Plan had been granted.

At the 2005 Annual Meeting held on May 27, 2005, the shareholders approved the 2005 Directors’ Stock Plan (“2005 Directors’ Plan”), which is authorized to issue up to 91,800 shares. Awards made under the 2005 Directors’ Plan may be in the form of restricted shares, stock units, or stock options. A stock unit is the right to receive a share of common stock, after vesting, on a date elected by the director. While any stock unit is outstanding the director holding the stock unit will be entitled to receive a dividend in the form of additional stock units, if cash or stock dividends are declared on outstanding shares of common stock. Each stock unit, including fractional stock units, will be converted to one share of common stock, after vesting, on the date which has been selected by the director. Awards of shares or stock units may be awarded to a director as an annual stock retainer, which is dependent upon the amount of the director’s annual cash retainer.  The 2005 Directors’ Plan also provides for discretionary awards of restricted shares, stock units or stock options, which may be granted by the Board to recognize additional services provided to the Company. Any stock options granted may not be exercisable for less than fair market value per share on the date of grant, and must be exercised at least 6 months from the date of grant and before the earlier of 10 years after the date of the award, or one year from the date the director’s service is terminated by reason of retirement or death.  During 2005, Restricted Stock Units for 6,963 shares were awarded to two Directors under the 2005 Directors’ Plan.  The closing price of the Company’s stock on the date of the grant was $11.79 per share.  Under the terms of their respective Agreements, the awards vest over three years (in near equal installments), unless there is a change in the control, at which point the awards vest immediately.  As a Restricted Stock Unit, no shares will be physically issued on vested units until the Director elects to receive the shares, or no longer serves on the Board.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(5)	Stock Compensation Plans, Continued

A summary of stock option transactions for the nine-month period ended September 30, 2006 follows; restated for the effects of a 2% stock dividend declared on April 25, 2006 for shareholders of record on June 1, 2006 ($in thousands, except per share data):

	Number of Options	Weighted Avg. Per Option Exercise Price	Weighted Avg. Remaining Contract Term (in years)	Aggregate Intrinsic Value

Options Granted Under the Employee Plan:
Outstanding at December 31, 2005	428,428	$8.04
Options granted	23,260	11.33
Options exercised	(19,300)	5.23
Options forfeited	(5,000)	10.50

Outstanding at September 30, 2006	427,388	$8.31	5.26	$823

Exercisable at September 30, 2006	358,128	$7.91	5.16	$823

Options Granted Under the Director Plan:
Outstanding at December 31, 2005	68,198	$5.38
Options granted	2,448	11.86

Outstanding at September 30, 2006	70,646	$5.61	4.75	$315

Exercisable at September 30, 2006	68,198	$5.38	4.71	$315

The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $113,000.

A summary of the Restricted Stock Unit transactions follows; restated for the effects of a 2% stock dividend declared on April 25, 2006 for shareholders of record on June 1, 2006:

Number of Units

Restricted Stock Units under the 2005 Director Plan:
Outstanding at December 31, 2005	6,988
Stock unit dividends earned	86

Outstanding at September 30, 2006	7,074

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(6)	Share-Based Compensation

Prior to January 1, 2006, the Company’s stock option plans were accounted for under the recognition and measurement provisions of APB Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure) (collectively SFAS 123).  No stock-based employee compensation cost was recognized in the Company’s Consolidated Statements of Earnings through December 31, 2005, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (SFAS 123(R)), using the modified-prospective-transition method.  Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

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

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s earnings before income taxes for the three-months ended September 30, 2006, was approximately $10,500 lower than if it had continued account for share-based compensation as under Opinion 25.  Year to date income is approximately $37,500 lower with the adoption of SFAS 123(R).  As of September 30, 2006, the Company had 71,708 non-vested options outstanding resulting in approximately $87,000 of total unrecognized compensation cost related to these non-vested options.  This cost is expected to be recognized monthly over the related vesting periods using the straight-line method through July 30, 2011.

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plan for the periods ended September 30, 2005.  For comparative purposes, we have made proportionate adjustments to the number of shares of common stock, and in the purchase price per share of the stock option for the 2% stock dividend declared on April 25, 2006 for shareholders of record on June 1, 2006. The value of the options was estimated using the Black-Scholes option-pricing model and amortized to expense in the period the vesting occurred (in thousands, except per share data).

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(6)	Share-Based Compensation, Continued

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net earnings, as reported	$884	$3,270
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(35)	(258)

Proforma net earnings	$849	$3,012

Basic earnings per share:
As reported	.11	.40

Proforma	.10	.37

Diluted earnings per share:
As reported	.10	.39

Proforma	.10	.36

Options are granted to certain employees and directors at a price equal to the market value of the stock on the dates the options were granted.  The options granted have a term of either five or ten years and vest ratably over various terms up to five years.  The fair value of each option is amortized using the straight-line method over the requisite service period of each option.  We have estimated the fair value of all option awards as of the grant date by applying the Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of compensation expense. The weighted average for key assumptions used in determining the fair value of options granted during the third quarter and the first nine-months of 2006 follows:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006

Expected stock price volatility	25.00%	25.00%
Risk-free interest rate	5.03%	4.70%
Weighted average expected life in years	3.0	3.0
Dividend yield	2.00%	1.55%
Per share weighted-average grant date fair value of options issued during the period	$2.07	$2.34

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

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of September 30, 2006, and for the three- and nine-month periods ended September 30, 2006 and 2005 presented in this document, in accordance with standards established by the Public Company Accounting Oversight  Board (United States).

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

Federal Trust Corporation
Sanford, Florida:

          We have reviewed the accompanying condensed consolidated balance sheet of Federal Trust Corporation and Subsidiaries (the “Company”) as of September 30, 2006, the related condensed consolidated statements of earnings for the three- and nine-month periods ended September 30, 2006 and 2005 and the related condensed consolidated statements of stockholders’ equity and cash flows for the nine-month periods ended September 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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
November 3, 2006

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Comparison of September 30, 2006 and December 31, 2005

General

Federal Trust Corporation (“Federal Trust”) is the sole shareholder of Federal Trust Bank (the “Bank”) and Federal Trust Mortgage Company (the “Mortgage Company”). Federal Trust operates as a unitary savings and loan holding company. Federal Trust’s business activities primarily include the operation of the Bank and the Mortgage Company.  Federal Trust, the Bank and the Mortgage Company are collectively referred to herein as the “Company.”  The Bank is federally-chartered as a stock savings bank.  The Bank’s deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation. The Bank provides a wide range of banking services to individual and corporate customers through its nine offices located in Seminole, Volusia, Orange, and Lake Counties, Florida.  The Mortgage Company was established in May 2005 and commenced operations in January 2006 to provide residential loan products for customers of the Bank, to close mortgage loans on behalf of certain third party purchasers, and to sell mortgage loans in the secondary market.

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

Capital Resources

During the nine months ended September 30, 2006, the Company’s primary source of funds consisted of a net increase in deposits of $28.2 million, net principal repayments and sales of loans of  $76.2 million and $7.9 million from the sale of common stock in a private equity offering and net principal repayments and sales of securities available for sale of $18.4 million. The Company used its sources of funds principally to purchase loans and originate loans for resale of $58.2 million, to purchase securities available for sale totaling $35.8 million and repay advances by $40.5 million.  In October, the Company expects call provisions on two investment securities totaling $3.0 million to be exercised.

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

A summary of the amounts of the Company’s financial instruments, with off-balance-sheet risk at September 30, 2006, follows ($in thousands):

Contract Amount

Commitments to extend credit	$3,238

Unused lines of credit	$7,590

Standby letters of credit	$6,378

Loans in process	$38,862

Management believes the Company has adequate resources to fund all its commitments.  At September 30, 2006, the Company had approximately $335.1 million in time deposits maturing in one year or less. Management also believes that, if so desired, it can adjust the rates on time deposits to retain or obtain new deposits in a changing interest rate environment.

Management believes the Bank was in compliance with all minimum capital requirements which it was subject to at September 30, 2006. See note 3 to the condensed consolidated financial statements.

Management is not aware of any trends, demands, commitments or uncertainties which are expected to have a material impact on future operating results, liquidity or capital resources, except for the increase in non-accrual loans as discussed in Note 2 to the condensed consolidated financial statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Results of Operations

The following table sets forth, for the periods indicated, information regarding: (i) the total dollar amount of tax equivalent interest income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average costs; (iii) tax equivalent net interest/dividend income; (iv) interest-rate spread; and (v) tax equivalent net interest margin ($ in thousands).

	Three Months Ended September 30,

	2006			2005

	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost

	($ in thousands)
Interest-earning assets:
Loans (1)	$613,412	$9,788	6.38%	$596,749	$7,788	5.22%
Securities (2)	74,330	1,125	6.05	45,333	512	5.05
Other interest-earning assets (3)	10,826	175	6.47	12,073	113	3.74

Total interest-earning assets	698,568	11,088	6.35	654,155	8,473	5.18

Noninterest-earning assets	35,861			42,922

Total assets	$734,429			$697,077

Interest-bearing liabilities:
Noninterest-bearing demand deposits	$12,617	—	—	$16,075	—	—
Interest-bearing demand and money- market deposits	128,095	1,248	3.90	126,702	938	2.96
Savings deposits	3,374	15	1.78	4,832	17	1.41
Time deposits	350,547	4,108	4.69	291,531	2,412	3.31

Total deposits	494,633	5,371	4.34	439,140	3,367	3.07
Other borrowings (4)	181,407	1,965	4.33	182,490	1,828	4.01

Total interest-bearing liabilities	676,040	7,336	4.34	621,630	5,195	3.34

Noninterest-bearing liabilities	7,040			34,396
Stockholders’ equity	51,349			41,051

Total liabilities and stockholders’ equity	$734,429			$697,077

Net interest margin (5)		$3,752	2.15%		$3,278	2.00%

Interest-rate spread (6)			2.01%			1.84%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.03			1.05

(1)	Includes nonaccrual loans.
(2)	Interest income on tax-exempt securities have been adjusted to a fully tax equivalent basis.
(3)	Includes Federal Home Loan Bank stock and interest-earning deposits.
(4)	Includes Federal Home Loan Bank advances, other borrowings, junior subordinated debentures and capital lease obligation.
(5)	Net interest margin is annualized tax equivalent net interest income divided by average interest-earning assets.
(6)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Results of Operations

The following table sets forth, for the periods indicated, information regarding: (i) the total dollar amount of tax equivalent interest income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average costs; (iii) tax equivalent net interest/dividend income; (iv) interest-rate spread; and (v) tax equivalent net interest margin ($ in thousands).

	Nine Months Ended September 30,

	2006			2005

	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost

	($ in thousands)
Interest-earning assets:
Loans (1)	$626,576	$29,809	6.34%	$563,359	$22,082	5.23%
Securities (2)	61,594	2,709	5.86	44,851	1,598	4.75
Other interest-earning assets (3)	12,360	551	5.94	11,031	350	4.23

Total interest-earning assets	700,530	33,069	6.29	619,241	24,030	5.17

Noninterest-earning assets	38,839			35,786

Total assets	$739,369			$655,027

Interest-bearing liabilities:
Noninterest-bearing demand deposits	$13,797	—	—	$14,847	—	—
Interest-bearing demand and money- market deposits	129,795	3,654	3.75	126,944	2,510	2.64
Savings deposits	3,522	46	1.74	5,392	55	1.36
Time deposits	336,893	10,915	4.32	271,805	6,077	2.98

Total deposits	484,007	14,615	4.03	418,988	8,642	2.75
Other borrowings (4)	197,549	6,090	4.11	179,712	4,695	3.48

Total interest-bearing liabilities	681,556	20,705	4.05	598,700	13,337	2.97

Noninterest-bearing liabilities	8,022			15,504
Stockholders’ equity	49,791			40,823

Total liabilities and stockholders’ equity	$739,369			$655,027

Net interest margin (5)		$12,364	2.35%		$10,693	2.30%

Interest-rate spread (6)			2.24%			2.20%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.03			1.03

(1)	Includes nonaccrual loans.
(2)	Interest income on tax-exempt securities have been adjusted to a fully tax equivalent basis.
(3)	Includes Federal Home Loan Bank stock and interest-earning deposits.
(4)	Includes Federal Home Loan Bank advances, other borrowings, junior subordinated debentures and capital lease obligation.
(5)	Net interest margin is annualized tax equivalent net interest income divided by average interest-earning assets.
(6)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended September 30, 2006 and 2005

General.  The Company had net earnings for the three-month period ended September 30, 2006, of $621,000 or
$.07 per basic and diluted share, compared to $884,000 or $.11 per basic and $.10 diluted share for the same period in 2005, after adjustment for the effect of a 2% stock dividend paid in June 2006.  Net earnings declined for the third quarter compared to a year ago, as increases in net interest income were offset by increases in personnel and in other expenses related to the continued expansion of our retail branch distribution network and the size of our lending staff.

Interest Income.  Interest income increased by $2.5 million or 30% to $11.0 million for the three-months ended September 30, 2006, from $8.4 million for the same period in 2005.  Interest income on loans increased $2.0 million to $9.8 million in 2006, due to an increase in the average amount of loans outstanding from $596.7 million in 2005 to $613.4 million in 2006, and an increase in the average yield earned on loans from 5.22% for the three-month period ended September 30, 2005, to 6.38% for the comparable period in 2006.  Also affecting the comparison of interest income to the previous quarter was a non-recurring $421,000 adjustment to interest income on loans during the third quarter of 2005.  The adjustment last year related to interest recognized on various pools of loans purchased over the past few years, which are serviced by the financial institutions that sold us the loans.  Our monthly interest accruals are based on the due dates reported to us from the various financial institutions.  In a number of cases it was discovered that the reported due dates were not correct and the accrued interest was overstated.  Additional income had been recorded in the period when each pool was originally purchased.  Tax equivalent interest income on securities increased by $613,000 for the three-month period ended September 30, 2006, over the same period in 2005 due to increases in both the portfolio position and the rate earned on investments. Management expects the rates earned on the earning asset portfolio to fluctuate with general market conditions.

Interest Expense.  Interest expense increased by $2.1 million or 41% during the three-month period ended September 30, 2006, compared to the same period in 2005. Interest on deposits increased $2.0 million or 60% to $5.4 million in 2006 from $3.4 million in 2005.  The increase in interest on deposits was a result of an increase in average deposits outstanding from $439.1 million in 2005 to $494.6 million in 2006, together with an increase in the average cost of deposits from 3.07% for the three-month period ended September 30, 2005, to 4.34% for the comparable period in 2006.  Interest on other borrowings increased to $2.0 million in 2006 from $1.8 million in 2005, primarily as a result of an increase in the average cost of other borrowings from 4.01% to 4.33% from 2005 to 2006, offset by a slight decrease in the average amount of other borrowings outstanding from $182.5 million in 2005 to $181.4 million in 2006. Management expects to continue to use FHLB advances and other borrowings as a liability management tool.

Provision for Loan Losses.  A provision for loan losses is charged to earnings based upon management’s evaluation of the losses in its loan portfolio.  During the quarter ended September 30, 2006, management recorded a provision for loan losses of $60,000 based on its evaluation of the loan portfolio, compared to $200,000 for the same period in 2005, primarily due to a decrease in growth in the loan portfolio during the three-month period ending September 2006 as compared to the same period in 2005. The allowance for loan losses at September 30, 2006, was $4.8 million compared to $4.5 million at December 31, 2005.  As a percent of total net loans outstanding, the allowance for loan losses increased to .78% at September 30, 2006 from .71% at December 31, 2005.  Management believes the allowance for loan losses at September 30, 2006 was adequate.

Other Income.  Other income decreased to $569,000 for the third quarter of 2006 from $647,000 for the three-month period ended September 30, 2005. The decrease in other income resulted primarily from decreases in prepayment fees on loans.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended September 30, 2006 and 2005, continued

Other Expenses.  Other expenses increased by $944,000 or 41% during the three-month period ended September 30, 2006, compared to the same period in 2005.  Salaries and employee benefits increased $552,000 along with an increase of $107,000 in occupancy expense.  Additionally, both data processing and marketing and advertising increased $46,000 and $24,000, respectively.  These additional expenses are a direct result of the opening of our Lake Mary branch in January 2006, Port Orange in July 2006, Eustis in October 2006, and costs associated with the additions to our lending staff.  In addition, legal expenses increased $73,000 as a direct result of the lawsuit filed by Keefe Managers, LLC, regarding the election of directors at this year’s Annual Meeting of Shareholders. The lawsuit alleges improprieties in the vote tabulation and seeks a reversal of the results, among other things.  While we do not believe that the results of the election will be affected, the lawsuit is costly from the standpoint of allocation of both financial resources and management’s time in responding to the Complaint and voluminous document requests.

Income Taxes.  Income taxes for the three months ended September 30, 2006, totaled $237,000 (an effective rate of 27.6%), compared to $452,000 (an effective rate of 33.8%) for the same period in 2005.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Comparison of the Nine-Month Periods Ended September 30, 2006 and 2005

General.  The Company had net earnings for the nine-month period ended September 30, 2006, of $2.7 million or
$.30 per basic share and $.29 per diluted share, compared to $3.3 million or $.40 per basic and $.39 per diluted share for the same period in 2005, after adjustment for the effects of a 2% stock dividend paid in September 2006. The decrease in net earnings was primarily due to increases in employee compensation and benefits, decreases in the net gains from sales of loans and securities available for sale, partially offset by an increase in net interest income.

Interest Income.  Interest income increased by $8.8 million or 37% to $32.7 million for the nine-month period ended September 30, 2006, from $23.9 million for the same period in 2005.  Interest income on loans increased
$7.7 million or 35% to $29.8 million in 2006 from $22.1 million in 2005, primarily as a result of an increase in the average amount of loans outstanding from $563.4 million in 2005 to $626.6 million in 2006 and an increase in the average yield earned on loans from 5.23% for the nine-month period ended September 30, 2005, to 6.34% for the comparable period in 2006.  Tax equivalent interest income on securities increased by $1.1 million for the nine-month period ended September 30, 2006, over the same period in 2005, primarily as a result of an increase in the average balance of securities owned and an increase in the average yield. Management expects the rates earned on the portfolio to fluctuate with general market conditions.

Interest Expense.  Interest expense increased by $7.4 million or 55% during the nine-month period ended September 30, 2006, compared to the same period in 2005. Interest on deposits increased $6.0 million or 69% to $14.6 million in 2006 from $8.6 million in 2005, as a result of an increase in the average cost of deposits from 2.75% for the nine-month period ended September 30, 2005, to 4.03% for the comparable period in 2006 and an increase in average deposits outstanding from $419.0 million in 2005 to $484.0 million in 2006. Interest on other borrowings increased to $6.1 million in 2006 from $4.7 million in 2005, primarily as a result of the increase in the average balance of other borrowings from $179.7 million for the nine-month period ended September 30, 2005 to $197.5 million for the comparable 2006 period and an increase in the average rate paid on other borrowings from 3.48% in 2005 to 4.11% in 2006.  Management expects to continue to use FHLB advances and other borrowings as a liability management tool.

Provision for Loan Losses.  A provision for loan losses is charged to earnings based upon management’s evaluation of the losses in its loan portfolio.  During the nine-months ended September 30, 2006, a $294,000 provision for loan losses was recorded based on management’s evaluation of the loan portfolio, which was a decrease of $206,000 from the same period in 2005, primarily due to a decrease in growth of the loan portfolio during the three quarters of 2006 compared to the first nine months of 2005.  The allowance for loan losses at September 30, 2006, was $4.8 million or .78% of total net loans outstanding, up from $4.3 million, or .69% of total net loans outstanding at September 30, 2005. Management believes the allowance for loan losses at September 30, 2006, is adequate.

Other Income.  Other income decreased $308,000 or 15% from the nine-month period ended September 30, 2005, to the same period in 2006. The decrease in other income was primarily due to a decrease of $102,000 in gains on sales of loans, a decrease of $145,000 in gains on sales of securities available for sale.

Other Expense.  Other expense increased $2.5 million or 35% to $9.6 million for the nine-month period ended
September 30, 2006, from $7.1 million for the same period in 2005.  Salary and employee benefits increased
$1.7 million and occupancy expense increased $243,000 due to the staffing and opening of the branches in Lake Mary in January 2006, Port Orange in July 2006, Eustis in October 2006, increases in the lending staff, and the overall growth of the Company. Specifically, the three new branches that opened this year have added approximately $450,000 to our overhead expenses.  While our branch expansion plan will enhance franchise value, their positive effect on earnings will not be felt until the branches have been given an opportunity to mature and reach their respective efficiency levels. In addition, legal expenses increased $73,000 as a direct result of the lawsuit filed by Keefe Managers, LLC, regarding the election of directors at this year’s Annual Meeting of Shareholders.  The lawsuit alleges improprieties in the vote tabulation and seeks reversal of the results, among other things.  While we do not believe that the results of the election will be affected, the lawsuit is costly from the standpoint of allocation of both financial resources and management’s time in responding to the Complaint and voluminous document requests.

Income Taxes.  Income taxes for the nine-months ended September 30, 2006, was $1,252,000 (an effective rate of     31.9%), compared to $1,763,000 (an effective rate of 35.0%) for the same period in 2005.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

          Keefe Managers, LLC (“Keefe Managers”) has filed a civil action in the United States District Court for the Middle District of Florida, Orlando Division, against Federal Trust Corporation, James V. Suskiewich, individually and in his capacity as Chairman of the Board and President of Federal Trust Corporation, and as Trustee of the Employee Stock Ownership Plan for Federal Trust Corporation and its subsidiaries, and Gregory E. Smith, individually and in his capacity as Executive Vice President and Chief Financial Officer of Federal Trust Corporation.  The civil action is in the form of a First Amended Complaint for Damages, Preliminary and Permanent Injunction, Relief, and Demand for Jury Trial (the “amended complaint”), which was filed on July 28, 2006.  The original complaint was filed on or about June 12, 2006.  The amended complaint contains seven counts and alleges: violations of Rule 14(a)-13 (against all Defendants), violation of Rule 14(a)-3 (against all Defendants), violation of Rule 14(a)-5 (against all Defendants), violation of Rule 14(a)-9 (against all Defendants), breach of fiduciary duty (against all management),

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Item 1. Legal Proceedings, Continued

intentional interference with the effectiveness of the shareholder’s vote (against all Defendants), and preliminary and permanent injunction relief (against all Defendants).  Keefe Managers is alleging that Federal Trust Corporation and the named management officials violated certain Securities and Exchange Commission regulations primarily directed to the voting of the shares of Federal Trust Corporation common stock owned by the Employee Stock Ownership Plan (“ESOP”) and the 401(k) Plan by the management Defendants in their capacity as Trustees.  The amended complaint also alleges that Federal Trust Corporation and the other named management Defendants improperly conducted the proxy solicitation for the 2006 Annual Meeting of Shareholders.  Plaintiff, amongst other things, is seeking:  (1) invalidating the 2006 proxy solicitation by Defendants and the election of directors Kenneth W. Hill and Eric J. Reinhold; (2) removing those directors, and ordering that an independent director, Robert Goldstein, be immediately appointed to the Board, or, alternatively, requiring that new nominations be accepted and a new election be scheduled at the earliest possible date; (3) removing Defendant Suskiewich as trustee of the ESOP and replacing him with an independent voting trustee; (4) restraining the corporation from conducting certain substantive business until such an election occurs; and (5) requiring that all ESOP participants receive full and fair disclosure in connection with any proxy solicitation made in connection with the new director election.  Federal Trust Corporation and the named management Defendants deny the allegations asserted by Keefe Managers and believe that the proxy solicitation was conducted in a proper manner, and that the results of the election will not be changed as a result of the pending litigation.  Federal Trust Corporation does not believe that the Plaintiff will be successful.

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

FEDERAL TRUST CORPORATION
(Registrant)

Date:	November 7, 2006	By:	/s/James V. Suskiewich

James V. Suskiewich
President and Chief Executive Officer

Date:	November 7, 2006	By:	/s/Gregory E. Smith

Gregory E. Smith
Executive Vice President and Chief Financial Officer