Form 10-K
period 2006-12-31
FEDERAL TRUST CORP
filed 2007-03-15
CIK 842640

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

☒ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal ended December 31, 2006.

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

Revenues for the fiscal year ended December 31, 2006: $46,068,000

The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant (8,365,460 shares) on June 30, 2006, was approximately $91,184,000. The closing price of Registrant’s common stock on June 30, 2006 was $10.90 per share. For the purposes of this response, directors, officers and holders of 5% or more of the Registrant’s common stock are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant’s common stock, as of March 9, 2007 was 9,388,825 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

1.	Portions of the Proxy Statement for the 2007 Annual Meeting of Shareholders filed electronically with the Securities and Exchange Commission on or about April 15, 2007. (Part III)

TABLE OF CONTENTS

Federal Trust Corporation and Subsidiaries (“Registrant”).

(1)	The material required by Items 9 through 11 and item 14 is hereby incorporated by reference from Registrant’s definitive Proxy Statement, pursuant to Instruction E 3 of Form 10-K.

PART I

ITEM 1.  BUSINESS

General

Federal Trust Corporation (“Federal Trust”) was organized in February 1989 for the purpose of becoming the unitary savings and loan holding company of Federal Trust Bank (the “Bank”), a federally-chartered stock savings bank.  Federal Trust essentially has two wholly-owned operating subsidiaries, the Bank and Federal Trust Mortgage Company (the “Mortgage Company”) collectively referred to as the “Subsidiaries.”  Federal Trust and its Subsidiaries are collectively referred to herein as the “Company.”  As a savings and loan holding company, Federal Trust has greater flexibility than the Bank to diversify and expand its business activities, either through newly formed subsidiaries or through acquisitions.

Federal Trust is a legal entity separate from its Subsidiaries.  Federal Trust’s corporate headquarters are located at 312 West 1st Street, Sanford, Florida 32771, and its telephone number is (407) 323-1833.  To date, the principal source of Federal Trust’s revenues, on an unconsolidated basis, is earnings of the Bank and the Mortgage Company.  Various regulatory restrictions and tax considerations limit, directly or indirectly, the amount of dividends the Bank can pay to Federal Trust.  In addition, federal law restricts the Bank in the making of investments in or loans to Federal Trust or its affiliates.  See “Regulation and Supervision.”

Subsidiaries

Federal Trust Bank is chartered as a Federal-stock savings bank and is primarily engaged in the business of obtaining funds in the form of customer deposits and Federal Home Loan Bank (“FHLB”) advances and investing such funds in permanent loans on residential and commercial real estate and, as well as in various types of construction, commercial and consumer loans and in investment securities.  The Federal Deposit Insurance Corporation (“FDIC”), an agency of the United States Government, insures through the Deposit Insurance Fund (“DIF”), all depositors of the Bank up to $100,000 in accordance with the rules and regulations of the FDIC.  The Bank is subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision (“OTS”) and the FDIC, which is intended primarily for the benefit of depositors.  See “Regulation and Supervision.”

Federal Trust Mortgage Company was formed in May 2005 as a wholly-owned subsidiary of Federal Trust.  The Mortgage Company commenced operations on January 2, 2006 to provide residential loan products for customers of the Bank, to produce mortgage loans to be sold to third party purchasers, to buy and sell mortgages in the secondary market and to service the residential loans, including the Bank’s portfolio.  When the Mortgage Company commenced operations, the mortgage origination and servicing staff of the Bank were transferred to the Mortgage Company.

Federal Trust Statutory Trust I (the “Statutory Trust I”) - was formed in September 2003, for the sole purpose of issuing $5,000,000 of trust preferred securities.  In accordance with Financial Accounting Standards Interpretation No. 46 “Consolidation of Variable Interest Entities,” Federal Trust accounts for the Statutory Trust under the equity method of accounting.

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

A number of factors impact the carrying value of the loan portfolio including the calculation of the allowance for loan losses, the valuation of underlying collateral, the timing of loan charge-offs and the amount and amortization of loan fees and deferred origination costs.  We believe that the determination of the allowance for loan losses represents a critical accounting policy.  The allowance for loan losses is maintained at a level management considers to be adequate to absorb probable loan losses inherent in the portfolio, based on evaluations of the collectibility and historical loss experience of loans.  Credit losses are charged and recoveries are credited to the allowance.  Provisions for loan losses are based on our review of the historical loan loss experience and such factors which, in management’s judgment, deserve consideration under existing economic conditions in estimating probable credit losses.  The allowance is based on ongoing assessments of the probable estimated losses inherent in the loan portfolio.

Our methodology for assessing the appropriate allowance level consists of several key elements described in the section ‘Lending Activities – Allowance for Loan Losses’.  The allowance for loan losses is also discussed as part of “Results of Operations” and in Notes 1 and 3 to the consolidated financial statements.  The significant accounting policies are discussed in Note 1 to the consolidated financial statements.

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

Strategy

Our operating strategy has been and continues to be focused on building a strong community bank branch network serving Central Florida with competitive deposit products, which fund the origination and acquisition of residential mortgage loans, and the expansion of our commercial loan portfolio.  Residential loans are typically secured by a first mortgage on a dwelling and commercial loans are secured by real estate located and operated primarily in our market area and where appropriate, the working assets of the borrower (such as accounts receivable, inventory, and equipment).  We also provide loans to consumers secured by the equity in their homes.

Our lending activities are funded by core deposit generation through our expanding branch network, borrowings from the Federal Home Loan Bank, and in the brokered deposit market when rates are favorable.  To the extent possible, we attempt to control interest rates paid on deposits; however, outside factors such as economic, environmental, competitive and liquidity needs will have an effect on the cost of funds.  Our principal sources of earnings is interest on loans, securities, and overnight deposits, fees on checking and loan accounts and sales of loans and investments held for sale.  Our principal expenses are interest paid on deposits and other borrowings, personnel and other operating expenses.

Market Area and Competition

We have nine full-service branch offices located in: Sanford, Winter Park, New Smyrna Beach, Casselberry, Deltona, Orange City, Lake Mary, Port Orange and Eustis, Florida.  Sanford, which is located approximately 20 miles northeast of downtown Orlando, is the second largest city in Seminole County and is the county seat.  Winter Park is located 13 miles southeast of Sanford and approximately seven miles northeast of downtown Orlando.  Our market area encompasses Orange, Seminole, Lake, and Volusia Counties in Central Florida.  The total population of the four County areas is estimated at 1.9 million, with the majority in Orange and Seminole Counties.  The Casselberry and Lake Mary branches are located in Seminole County between our Sanford and Winter Park Offices.  New Smyrna Beach and Port Orange are located in Volusia County near the Atlantic Ocean, south of Daytona Beach, Florida.  Eustis is located in Lake County, 26 miles west of our Sanford branch.  Deltona and Orange City are both located in the Western part of Volusia County along the Interstate 4 corridor between Orlando and Daytona Beach.  During 2006, we opened our Lake Mary branch in January, Port Orange branch in July and Eustis branch in October.  We plan to open two additional branches in the second half of 2007, our Palm Coast branch in Flagler County and the Edgewater branch in Eastern Volusia County.  Our administrative and operation offices are housed in Sanford.

Our primary market area is Orange, Seminole, Volusia and Lake Counties, and to a lesser extent Flagler and Osceola Counties.  Although best known as a tourist destination, with over 20 million visitors a year, the Central Florida area has become a center for industries such as aerospace and defense, electro-optics and lasers, computer simulated training, computer networking and data management.  In addition, motion picture production, professional and amateur sports, and distribution makes the local economy more diverse each year.  Many companies, including some in the Fortune 500, have chosen the greater Orlando area as a base for corporate, regional, and divisional headquarters.

The area is also home to the University of Central Florida with an enrollment of 47,000, one of the fastest growing schools in the state university system, as well as Valencia Community College and Seminole Community College whose combined enrollment exceeds 80,000.  Winter Park is home to Rollins College, Florida’s oldest college.  In addition, Stetson University, Florida’s first private university is located in Volusia County.

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

Consolidation within the banking industry, and in particular within Florida, has remained constant over the past several years. As of June 30, 2006, the five largest out-of-state bank holding companies in Florida controlled approximately 57% of the bank deposits.  Federal Trust is one of the largest independent financial institutions with headquarters and all of our branch locations in the Central Florida market place.  At the same time that we have seen continued consolidation of local community banks, seasoned banking executives continue to spearhead the formation of new community banks with aggressive capital and growth plans.

Geographic deregulation also has had a material impact on the banking industry.  Legislation in Florida and on the national level, has removed most of the final barriers to interstate banking.  Under Florida Law, bank holding companies are permitted to acquire existing non de novo banks across state lines.  A bank holding company may consolidate its interstate subsidiary banks into branches and merge with a bank in another state, depending on state laws.

Lending Activities

General.  Our residential lending has traditionally included the origination, purchase and sale of mortgage loans for the purchase, refinance or constructing of residential real property, primarily secured by first liens on such property.  In January 2006, the residential origination and underwriting functions were transferred to the Mortgage Company.  These loans are typically conventional home loans or lot loans which are not insured by the Federal Housing Agency (FHA) or partially secured by the Veterans Administration (VA).  Loans with fixed rates beyond five years are generally sold into the secondary market.  Loans with fixed rates of five years or less are generally considered for portfolio.  Interest rates for construction loans are generally tied to the prime rate and float daily during the construction period and are converted to either fixed or adjustable permanent mortgages upon completion.  To a lesser extent, we also make home equity loans with second liens, which generally float daily with the prime rate.  Other consumer related loans are savings loans secured by certificates of deposit at an interest rate above the rate paid on the certificate.

Since 2000, we have increased our commercial real estate lending and cross marketing of business accounts.  Commercial loans are comprised of loans to small businesses secured by real estate used in the enterprise and, where appropriate, the working assets of the business.  We also make real estate loans for the acquisition and development of land for residential, and income producing projects.  Commercial loans are generally priced on a floating prime rate basis or fixed at repricing intervals not to exceed five years.  As a matter of policy, commercial loans are generally guaranteed by the borrowers’ principals.

Credit Risk.  Since our primary business is the origination and acquisition of real estate secured loans, that activity entails potential credit losses which are beyond our control, the magnitude of which depends on a variety of economic factors affecting borrowers. While guidelines have been instituted and credit review procedures have been put into place to protect us from credit losses, some losses may inevitably occur.  During 2006, we recognized $39,000 in charge-offs, and $21,000 in recoveries from prior charge-offs.

Loan Portfolio Composition.  Our net loan amount, which is total loans plus premiums paid for loans purchased less loans in process, deferred loan origination fees and costs and allowance for loan losses, totaled $603.9 million at December 31, 2006, representing 84% of total assets at such date.  At December 31, 2005, our net loan portfolio was $630.8 million or 86% of total assets.

Residential mortgage loans, not including construction and lot loans, still comprise the largest group of loans in our loan portfolio, amounting to $356.1 million or 56% of the total loan portfolio at December 31, 2006, down from  $400.0 million or 57% of the total loan portfolio at December 31, 2005.  The decrease in the residential loan portfolio in 2006 was primarily due to the decrease in the volume of residential origination and purchase loan activity, due to the flat yield curve.  As a result, the volume of loan prepayments exceeded the volume of new loans added to our portfolio.  We offer and purchase adjustable rate mortgage (‘ARM’) loans with maturities up to 30 years. As of December 31, 2006, approximately 97% of the residential loan portfolio loans were ARM loans and 3% were fixed-rate.  Fixed-rate loans are generally underwritten to secondary market standards to insure liquidity and interest-rate risk protection.  Residential lot loans amounted to $42.7 million or 7% of total loans at December 31, 2006.  These loans are secured by developed lots ready for construction of single-family homes.  As a result of the softening in the housing market during 2006, we also reduced our residential construction loans to $36.6 million or 6% of total loans at December 31, 2006, from $81.6 million or 12% of total loans at the end of 2005.  These loans are generally on property in Southwest Florida and throughout the state and are underwritten directly to the individual or family for their primary residence or second home.

Commercial real estate secured loans amounted to $93.1 million or 15% of the total loan portfolio at December 31, 2006. This portfolio includes loans to businesses to finance their office, manufacturing or retail facilities.  Commercial land, development and construction loans amounted to $88.6 million or 14% of total loans.  The land loans are generally larger parcels of property held for future development.  The development and construction loans include loans for the acquisition and development of both residential and commercial projects.  The construction loans are made directly to the builders of single and multi-family homes for pre-sold or speculative units.  We also finance the construction of commercial facilities, generally for the owner/operator.

Commercial loans at December 31, 2006, were $15.3 million or 2% of total loans.  These loans are generally secured by the assets of the borrower including accounts receivable, inventory and fixed assets, including company owned real estate and are usually also guaranteed by the owners.

Consumer loans, consisting of installment loans and savings account loans at December 31, 2006, were $125,000 or less than 1% of the total loan portfolio.

The following table sets forth information on our loan portfolio by type (in thousands):

	At December 31,

	2006		2005		2004		2003		2002

	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total

Residential lending:
Mortgages	$356,133	56.4%	$399,973	56.6%	$374,581	70.8%	$302,083	75.4%	$246,235	79.2%
Lot loans	42,676	6.7	40,203	5.7	41,369	7.8	20,816	5.2	8,742	2.8
Construction	36,570	5.8	81,572	11.5	5,405	1.0	780	0.2	1,822	0.6

Total Residential lending	435,379	68.9	521,748	73.8	421,355	79.6	323,679	80.8	256,799	82.6

Commercial lending:
Real estate secured	93,095	14.7	71,253	10.1	56,267	10.6	47,918	12.0	32,061	10.3
Land, development and construction	88,586	14.0	90,794	12.8	38,091	7.2	16,524	4.1	14,598	4.7
Commercial loans	15,308	2.4	22,529	3.2	13,257	2.5	11,639	2.9	6,568	2.1

Total Commercial lending	196,989	31.1	184,576	26.1	107,615	20.3	76,081	19.0	53,227	17.1
Consumer loans	125	—	447	0.1	657	0.1	864	0.2	969	0.3

Total loans	632,493	100.0%	706,771	100.0%	529,627	100.0%	400,624	100.0%	310,995	100.0%

Add (deduct):
Allowance for loan losses	(5,098)		(4,477)		(3,835)		(2,779)		(2,110)
Net premiums, discounts, deferred fees and costs	3,567		4,584		3,524		3,346		2,902
Loans in process	(27,045)		(76,051)		(7,985)		(2,790)		(3,189)

Net loans	$603,917		$630,827		$521,331		$398,401		$308,598

Contractual Repayments.  Scheduled contractual principal repayments of loans do not reflect the actual life of such assets.  The average life of loans is substantially less than their average contractual terms because of prepayments.  In addition, due-on-sale clauses on loans generally give the Bank the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid.  The average life of mortgage loans tends to increase, however, when home sale activity decreases as we experienced in 2006, or when current mortgage loan rates are substantially higher than rates on existing mortgage loans.  Conversely, the average life decreases when home sale activity increases and rates on existing mortgages are substantially lower than current mortgage loan rates.  Residential lot loans generally mature in less than five years and are typically repaid or convert to a construction loan when the owner begins construction of the residence.  Construction loans generally mature in one year or less.

The following table shows the contractual maturities of the Bank’s loan portfolio at December 31, 2006.  Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. The table does not include prepayments or scheduled principal repayments (in thousands):

	Residential	Commercial	Consumer	Total Loans

Amounts due:
Within 1 year	$21,406	$112,412	$82	$133,900

1 to 3 years	40,828	54,387	36	95,251
3 to 5 years	30,792	20,001	7	50,800
5 to 10 years	38,542	8,425	—	46,967
10 to 20 years	100,724	1,660	—	102,384
Over 20 years	203,087	104	—	203,191

Total due after 1 year	413,973	84,577	43	498,593

Total amounts due	$435,379	$196,989	$125	$632,493

Loans Due After December 31, 2007. The following table sets forth at December 31, 2006, the dollar amount of all loans due after December 31, 2007, classified according to whether such loans have fixed or adjustable interest rates (in thousands):

	Due after December 31, 2007

	Fixed	Adjustable	Total

Residential lending	$14,760	$399,213	$413,973
Commercial lending	24,253	60,324	84,577
Consumer loans	41	2	43

Total	$39,054	$459,539	$498,593

Purchase, Origination, and Sale of Loans.  Florida has historically experienced a rate of population growth in excess of national averages.  The real estate development and construction industries in Florida, however, have been sensitive to cyclical changes in economic conditions and the demand for and supply of residential units.  In 2006, the demand for real estate mortgage loans declined, and the rapid increase in home prices has slowed and the inventory of homes for sale has increased.

Our loan portfolio consists of purchased and originated loans.  When loans are acquired in the secondary market, the loan packages are generally between $2 million to $25 million in single-family residential mortgages, comprised of new and seasoned ARM loans.  While we prefer to purchase loan packages comprised of Florida real estate, because of pricing and the limited number of Florida loan packages that are available, we have also purchased packages of loans outside of Florida. The loan packages undergo an individual loan underwriting review prior to purchases.  Due to the unfavorable interest rate environment from the flat yield curve, we purchased only $62.7 million in loans during 2006, significantly less then the $207.1 million purchased in 2005.  During 2006, all of the loans we purchased were for residential properties located in Florida.

Loans that the Bank and the Mortgage Company originate are generally on real estate located in our primary lending area of Central Florida.  Sources for residential mortgage loan originations include direct solicitation by employed loan originators, depositors, other existing customers, advertising and referrals from real estate brokers, mortgage brokers and developers.  Our residential mortgage loans are originated in accordance with written underwriting standards approved by the Board of Directors of the Bank.  Most fixed rate loan originations are eligible for sale to Fannie Mae and other investors in the secondary market.

Commercial and commercial real estate loan originations are primarily attributable to Bank loan officers and referrals from existing customers, while consumer loan originations are attributable largely to depositors and walk-in customers and referrals.  In addition, if the size of a particular loan request exceeds our legal or internal lending limit, we may sell a participation in that loan to a correspondent bank.  From time to time, we also purchase participations from other correspondent banks.

The following table sets forth the amount of loans originated, purchased, sold and repaid during the periods indicated (in thousands):

	For the Year Ended December 31,

	2006	2005	2004	2003

Originations:
Mortgage loans:
Loans on existing property	$45,766	$51,285	$62,999	$44,416
Land, Development and Construction loans	115,817	64,197	66,719	20,681

Total mortgage loans	161,583	115,482	129,718	65,097
Commercial loans	7,181	8,555	7,337	12,373
Consumer loans	1,290	478	635	701

Total loans originated	170,054	124,515	137,690	78,171
Purchases	62,668	207,136	178,482	176,828

Total loans originated and purchased	$232,722	$331,651	$316,172	$254,999

Sales and principal repayments:
Loans sold	(27,972)	(24,407)	(28,632)	(39,560)
Principal repayments	(231,660)	(200,509)	(158,537)	(125,810)

Total loans sold and principal repayments	$(259,632)	$(224,916)	$(187,169)	$(165,370)

(Decrease) increase in total loans (before net items)	$(26,910)	$106,735	$129,003	$89,629

Loan Underwriting.   Our lending activities are subject to strict underwriting standards and loan origination procedures prescribed by Board of Directors of the Bank and management.  All loan applications are evaluated by staff at the administrative and operations office in Sanford to ensure compliance with our underwriting standards.  Loan applications are obtained to determine the borrower’s ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations.  Our lending policy for real estate loans generally requires that collateral be appraised by an independent, outside appraiser who is approved by the Board of Directors of the Bank.  Loans originated or acquired by the Mortgage Company are in accordance with the Banks’ underwriting standards, or to the standards set by the secondary market agencies or other correspondent banks that are purchasing the loan.  While the Mortgage Company generally retains the servicing on the loans it originates, it does not hold the loans for its own portfolio.

Loans are approved at various management levels up to and including the Loan Committee of the Board of Directors of the Bank.  Loan approvals are made in accordance with delegated authority levels approved by our Board of Directors.  Generally, loans less than $300,000 are approved by authorized officers and underwriters.  Loans in excess of $300,000 to $4,000,000 require the concurrence of three or more authorized officers.  Loans greater than $4,000,000 require approval of the Board of Directors’ Loan Committee of the Bank. For loan approvals, the aggregate loans to the borrower and their related interest are used for determination of the appropriate lending authority required for any new loans or renewals.

To ensure that underwriting standards and loan policies are being followed, an internal loan review process is in place.  In 2006, we engaged a firm to perform an independent review of our portfolio. Additionally, our external auditor and the OTS perform testing of the Bank’s underwriting, credit grading and credit quality.

General Lending Policies. Our policy for real estate loans is to have a valid mortgage lien on real estate securing a loan and to obtain a title insurance policy, which insures the validity and priority of the lien.  Borrowers must also obtain hazard insurance policies prior to closing, and when the property is in a flood prone area, flood insurance is required.

While our policy is to lend up to 80% of appraised value, we are permitted to lend up to 100% of the appraised value of real property securing a residential mortgage loan.  However, if the amount of a conventional, residential loan (including a construction loan or a combination construction and permanent loan) originated or refinanced exceeds 90% of the appraised value, federal regulations require that private mortgage insurance be obtained on that portion of the principal amount of the loan that exceeds 80% of the appraised value of the property.  We originate fully amortizing and interest-only single family residential mortgage loans up to a 97% loan-to-value ratio if the required private mortgage insurance is obtained.  Loans over 97% loan-to-value ratio, if originated, would be under special community support programs or one of the Federal Housing Administration, Veterans Administration or USDA Rural Housing Service or insurance programs. The loan-to-value ratio on a home loan secured by a junior lien generally does not exceed 100%, including the amount of the first mortgage on the collateral. With respect to home loans granted for construction or combination construction/permanent financing, we will lend up to 95% of the appraised value of the property on an “as completed” basis. The loan-to-value ratio on multi-family residential and commercial real estate loans is generally limited to 80% of value.  Loans that exceed our policy are monitored, reported to the Board and do not exceed our regulatory limits.

Neither the Bank nor the Mortgage Company has originated, or purchased any loans to borrowers with low credit scores, which are typically referred to as “sub-prime” borrowers, over the past five years.  In addition, we have not originated or purchased any loans with below market interest rates that result in increasing loan balances or “negative amortization.”  Finally, we have not originated or hold any reverse equity mortgages.

The maximum amount that could have been loaned by the Bank to one borrower and the borrower’s related entities at December 31, 2006, was approximately $8.8 million.  We have no loans in our portfolio that exceed our loans to one borrower limit.

Consumer loans are considered to be loans to natural persons for personal, family or household purposes, and these loans may be unsecured, secured by personal property or secured by liens on real estate.

Federal savings and loan association regulations permit the Bank to invest in loans secured by non-residential or commercial real estate up to four times our regulatory capital.  At December 31, 2006, this limit allowed us to invest in non-residential or commercial real estate loans in an aggregate amount up to $222.6 million.  At such date, we had $93.1 million in loans secured by non-residential or commercial real estate.

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

Income from Lending Activities/Loan Servicing.  Fees are earned in connection with loan commitments and originations, loan modifications, late payments, assumptions related to changes of property ownership and for miscellaneous services related to loans.  We also receive fees for servicing loans owned by other financial institutions.  At December 31, 2006, we were servicing $56.1 million in loans for other institutions, which produces servicing income, net of amortization of mortgage servicing rights.  During 2002, we executed a seven-year agreement to have a third party begin servicing our residential mortgage loans.  This third party charges standard servicing and administration fees for these services.

Commitment, loan fees, and direct costs typically are charged at the time of loan origination and may be a flat fee or a percentage of the amount of the loan.  Under current accounting standards such fees cannot be recognized as income and are deferred and taken into income over the contractual life of the loan, using a level yield method.  If a loan is prepaid or refinanced, all remaining deferred fees with respect to such loan are taken into income at that time.

Non-performing Loans and Foreclosed Assets.  When a borrower fails to make a required payment on a loan, we attempt to collect the payment by contacting the borrower through our in-staff commercial loan officers or through our third party servicer for residential loans.  If a payment on a loan has not been received by the end of a grace period, notices are sent at that time, with follow-up contacts made thereafter.  In most cases, the delinquencies are cured promptly.  If the delinquency exceeds 90 days and is not cured through normal collection procedures, more formal measures are instituted to remedy the default, including the commencement of foreclosure proceedings.  If foreclosure is affected, the property is sold at a public auction in which we typically participate as a bidder.  If we are the successful bidder, the acquired real estate property is then included in our “foreclosed assets” account until it is sold.  When assets are acquired through foreclosure, they are recorded at the lower of cost or fair value less estimated selling costs at the date of acquisition and any write-down resulting therefrom is charged to the allowance for loan losses.  At December 31, 2006, we had one foreclosed asset with a book value of $36,000.  Under federal regulations, we are permitted to finance sales of foreclosed assets by “loans to facilitate”, which may involve more favorable interest rates and terms than generally would be granted under our underwriting guidelines. At December 31, 2006, we had no loans to facilitate the sale of foreclosed assets.

Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual of interest.  When a loan is placed on non-accrual status, previously accrued, but unpaid interest is deducted from interest income.  Our policy is to not accrue interest on loans as soon as it is determined that repayment of all principal and interest is not likely, however, not later than 90 days past due.

Non-accrual loans at December 31, 2006, were $12.0 million. Included in the total were $4.0 million in construction loans to 27 individual borrowers for single family homes, substantially all of which are in Lee County, Florida.  Construction on eight of these loans, with a balance of $1.5 million, is either completed or in process. Construction has not commenced on the remaining nineteen loans with a total balance of $2.5 million. As a result of the weakness in the Florida housing market during 2006, we reduced our residential construction loans from $81.6 million at December 31, 2005 to $36.6 million at the end of 2006.  We continuously monitor the portfolio and, if the loan matures prior to the commencement or completion of construction, we negotiate with the borrower to either extend the loan or to convert the credit to a lot loan for future sale or construction; in some cases, we commence foreclosure.

The December 31, 2006 non-accrual loans also include $3.1 million in residential mortgages.  Of this total, $2.3 million is comprised of foreign national borrowers, a majority of whom reside in the United Kingdom.  These loans are for fifteen residential properties all located in Central Florida, of which ten are for single family residences, four are for condominiums and one is a lot loan. The increase in the foreign national delinquencies was due to a slowdown in the market for investor properties in and around the Central Florida resort areas and the well publicized increase in Florida property taxes and hazard insurance on these investment properties.  The Bank has had extensive experience and has been very successful over the past ten years with our foreign national loan product.  Because of the location and size of these residential properties and our prior experience with this product, we believe the current delinquencies will be successfully resolved with minimal losses.

Included in the $4.8 million of commercial non-accrual loans is a $4.0 million or 14% participation in a loan secured by several contiguous residential parcels fronting the Gulf of Mexico, in the Florida panhandle. The borrower is planning to develop the site for a high rise residential condominium project. Due to the weakness in the Florida panhandle condominium market and the effects of hurricane Katrina in 2005, the borrower has delayed construction and is seeking additional equity investors. Foreclosure action has been initiated, however, negotiations are continuing with the borrower for an acceptable workout plan.

Management is aggressively pursuing resolutions to these non-performing assets as quickly as possible. The amount and timing of losses, if any, cannot be determined at the present time and we believe that the allowance for loan losses is adequate to absorb potential losses on the loans, all of which are all secured by real estate in Florida.

The following table sets forth certain information regarding our non-accrual loans and foreclosed assets, the ratio of such loans and foreclosed assets to total assets as of the date indicated, and certain other related information (in thousands):

	At December 31,

	2006	2005	2004	2003	2002

Non-accrual loans:
Mortgage:
Construction	$3,952	$158	$5	$229	$293
Residential	3,140	1,240	1,862	6,167	5,221
Commercial	—	—	—	—	—

Total mortgage loans	7,092	1,398	1,867	6,396	5,514
Commercial loans	4,878	720	720	—	—
Consumer loans	—	—	13	—	65

Total non-accrual loans	$11,970	$2,118	$2,600	$6,396	$5,579

Total non-accrual loans to total loans	1.9%	0.3%	0.5%	1.6%	1.8%

Total non-accrual loans to total assets	1.7%	0.3%	0.4%	1.4%	1.5%

Total allowance for loss to total non-accrual loans	42.6%	211.4%	147.5%	43.4%	37.8%

Total foreclosed assets	$36	$556	$326	$1,007	$858

Total non-accrual loans and foreclosed assets to total assets	1.7%	0.4%	0.5%	1.6%	1.7%

At December 31, 2006, we had no accruing loans which were contractually past due 90 days or more as to principal and interest and no troubled debt restructurings as defined by Statement of Financial Accounting Standards No. 15. Nonaccrual loans for which interest has been reduced totaled approximately $12.0 million and $2.1 million at December 31, 2006 and 2005, respectively.  For the year ended December 31, 2006, interest income that would have been recorded under the original terms of non-accrual loans and interest income actually recognized is summarized below (in thousands):

Interest income that would have been recorded	$446
Interest income recognized	46

Interest income foregone	$400

Classified Assets – Potential Problem Loans.  Federal regulations and the Bank’s policies require the classification of loans and other assets, such as debt and equity securities, considered to be of lesser quality as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the institution will sustain “some loss” if the deficiencies are not corrected.  Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. In addition, our policies require that assets which do not currently expose the insured institution to sufficient risk to warrant classification as substandard but possess other weaknesses are designated “special mention” by management.

If an asset is classified, the estimated fair value of the asset is determined and if that value is less than the carrying value of the asset, the difference is established as a specific reserve. If an asset is classified as loss, the amount of the asset classified as loss is reserved. General reserves or general valuation allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities but, unlike specific reserves, are not allocated to particular assets.

At December 31, 2006, there were twelve loans for a total of $9.2 million that were graded special mention and 79 loans for $14.1 million classified substandard.  There were no loans graded doubtful or loss at December 31, 2006.

Loan Review

An internal review of the portfolio is conducted on a quarterly basis and requires updated financial statements and income tax returns yearly.  During 2006, an independent firm was hired to review our commercial loan portfolio to assess the underwriting, credit grading and credit quality of the portfolio.  Additionally, our external auditor and the OTS perform testing of the Bank’s underwriting, credit grading, and credit quality.  Based on these inspections, we then grade our loans using the classifications as outlined above.

Provisions for Loan Losses

A provision for loan losses is generally charged to earnings based upon management’s evaluation of the inherent losses in our loan portfolio.  During 2006, our gross loans decreased by $26.9 million and we recognized a $638,000 provision for loan losses. Also during 2006, we recognized $39,000 in charge-offs against our allowance, but collected $21,000 in recoveries from prior charge-offs.

While we believe that our allowance for loan losses is adequate as of December 31, 2006, the provisions are based on the current and anticipated future operating conditions, thereby causing these estimates to be susceptible to changes that could result in a material adjustment to results of operations in the near term.  The amount needed in the allowance for loan losses is based on the particular circumstances of the individual non-performing loans, including the type, amount, and value of the collateral, if any.  In addition, the overall composition and amount of the performing loans in the portfolio at the time of evaluation is considered to determine the adequacy of the allowance, and, as a result, will vary over time.  Although more emphasis is being placed on originating new commercial, commercial real estate, land and development loans, the composition of our loan portfolio continues to be concentrated primarily in residential mortgage loans, which tend to have a lower risk of loss.  Loan repayments are dependent on loan underwriting and also on economic, operating and other conditions that may be beyond our control.  Therefore, actual losses in future periods could differ materially from amounts provided in the current period and could result in a material adjustment to operations.

Allowance for Loan Losses

A number of factors are considered when establishing our allowance for loan losses.  For loan loss purposes, the loan portfolio is segregated into the following broad segments: residential real estate loans to United States citizens; residential real estate loans to foreign borrowers; commercial real estate loans; land development and construction loans; commercial business loans and other loans.  A general allowance for losses is then provided for each of the aforementioned categories, which consists of two components.  General loss percentages are calculated based upon historical analyses.  A supplemental portion of the allowance is calculated for inherent losses which probably exist as of the evaluation date even though they might not have been identified by the more objective processes used for the portion of the allowance described above.  This is due to the risk of error and/or inherent imprecision in the process.  This portion of the allowance is particularly subjective and requires judgments based on qualitative factors which do not lend themselves to exact mathematical calculations such as; trends in delinquencies and nonaccruals; migration trends in the portfolio; trends in volume, terms, and portfolio mix; new credit products and/or changes in the geographic distribution of those products; changes in lending policies and procedures; collection practices; examination results from bank regulatory agencies; external loan reviews, and our internal credit review function; changes in the outlook for local, regional and national economic conditions; concentrations of credit; and peer group comparisons.

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

Homogenous loans, such as installment and residential mortgage loans are not individually reviewed by management except in the case of delinquencies.  Reserves are established for each pool of loans based on the expected net charge-offs.  Loss rates are based on the average net charge-off history and an analysis of the risks and trend information by loan category.

Historical loss rates for commercial and consumer loans may be adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions or loss recognition.  Based on these procedures, management believes that the allowance for loan losses is adequate to absorb estimated loan losses associated with the loan portfolio at December 31, 2006.  Actual results could differ from these estimates.  However, since the allowance is affected by management’s judgments and uncertainties, there is the likelihood that materially different amounts would be reported under different conditions or assumptions.  To the extent that the economy, collateral values, reserve factors, or the nature and volume of problem loans change, we may need to adjust the provision for loan losses.  In addition, federal regulatory agencies, as an integral part of the examination process, periodically review our allowance for loan losses.  Such agencies may require us to recognize additions to the allowance level based upon their judgment of the information available to them at the time of their examination.  Material additions to our provision for loan losses would result in a decrease in net earnings and capital.

At December 31, 2006, the allowance for loan losses was $5.1 million, or 42.6% of non-performing loans and .84% of total loans net of loans in process (“LIP”) compared to $4.5 million, or 211.4% of non-performing loans and .71% of total loans net of LIP at December 31, 2005.  The allowance at December 31, 2006, consisted of reserves for the performing loans in the portfolio and reserves against certain loans based on management’s evaluation of these loans.  As the amount of commercial loans in the portfolio continues to increase, the allowance will be adjusted accordingly.

The following table sets forth information with respect to our allowance for loan losses during the periods indicated. The allowances shown in the table below should not be interpreted as an indication that charge-offs in future periods will occur in these amounts or proportions or that the allowance indicates future charge-off amounts or trends ($ in thousands):

	At December 31,

	2006	2005	2004	2003	2002

Average loans outstanding, net of LIP	$621,670	$579,811	$447,773	$366,488	$279,934

Allowance at beginning of year	4,477	3,835	2,779	2,110	1,765

Charge-offs:
Residential real estate loans	(25)	—	(106)	(30)	(173)
Construction loans	(14)	—	—	—	(10)
Commercial real estate loans	—	—	—	—	—
Commercial loans	—	—	(48)	—	(39)
Consumer loans	—	(10)	—	(1)	(36)

Total loans charged-off	(39)	(10)	(154)	(31)	(258)
Recoveries	21	2	30	50	158

Net (charge-offs) recoveries	(18)	(8)	(124)	19	(100)
Provision for loan losses	639	650	1,180	650	445

Allowance at end of year	$5,098	$4,477	$3,835	$2,779	$2,110

Ratio of net charge-offs (recoveries) to average loans outstanding, net of LIP	.00%	.00%	.03%	(.01)%	.04%

Ratio of allowance to period-end total loans, net of LIP	.84%	.71%	.74%	.70%	.69%

Period-end total loans, net of LIP	$605,448	$630,720	$521,642	$397,834	$307,806

The following table represents information regarding our total allowance for loan losses, as well as the allocation of such amounts to the various categories of loans ($ in thousands):

	At December 31,

	2006		2005		2004		2003		2002

	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans

Residential lending	$2,671	68.9%	$2,337	73.8%	$2,488	79.6%	$1,886	80.8%	$1,409	82.6%
Commercial lending	2,427	31.1	2,130	26.1	1,055	20.3	825	19.0	566	17.1
Consumer loans	—	.0	10.1		292.1		68.2		135.3

Total allowance for loan losses	$5,098	100.0%	$4,477	100.0%	$3,835	100.0%	$2,779	100.0%	$2,110	100.0%

Investment Activities

Mortgage-Backed Securities.  We purchase mortgage-backed securities and other collateralized mortgage obligations, which are guaranteed as to principal and interest by FNMA and FHLMC, agencies of the Federal government.  We also purchased mortgage-backed securities issued by entities that are not Federal Government agencies.  The securities are permissible investments for a savings institution and are acquired primarily for their liquidity, yield, and credit characteristics.  Such securities may be used as collateral for borrowings.  The mortgage-backed securities that are purchased are backed by either fixed-rate or adjustable-rate mortgage loans.  At December 31, 2006, these securities totaled $27.0 million.

Other Investments.  As a condition of our membership in the Federal Home Loan Bank of Atlanta we are required to own FHLB stock.  The other investments in the portfolio, with the exception of the corporate equity securities, are eligible for inclusion in our liquidity base when calculating our regulatory liquidity requirement.  We also purchase municipal bonds and corporate equity and debt securities.  At December 31, 2006, we did not have any securities pledged to the FHLB as collateral under its short-term credit agreement.

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

During 2004, we recorded an other-than-temporary impairment write-down of approximately $1,055,000.  The charge related to our $9.5 million investment in Freddie Mac and Fannie Mae adjustable rate preferred stock, which is included in our investment securities, available for sale portfolio.  These investment grade securities declined in value in 2004 primarily due to the record low interest rates, which caused the dividend payment to decline from the original rates at the time of issuance.  During 2005, we sold 42,000 shares of Freddie Mac and Fannie Mae preferred stock with a total book value of $2.0 million and recognized a net loss on the sales of less than $6,000.  During 2006, we sold the remaining 93,000 shares of Freddie Mac preferred stock with a total book value of $3.7 million and recognized a net loss of less than $24,000.  In 2006 we also sold 135,000 shares of Fannie Mae preferred stock with a total book value of $5.7 million and recognized a net loss of approximately $24,000.  At December 31, 2006, the par value, the carrying value, and the market value of the remaining Fannie Mae preferred stock was $2.8 million.  Subsequent to December 31, 2006, we were notified that all of the remaining shares of Fannie Mae preferred stock that we own, were being called by the end of March 2007 at par value.

The following table sets forth the carrying values of our total investments and liquidity as of the dates indicated (in thousands):

	At December 31,

	2006	2005	2004

Short-term investments:
Interest-earning deposits	$1,585	$6,424	$3,836
Debt securities:
Government agency	8,855	4,798	2,977
Municipal bonds	14,056	12,321	1,056
Corporate debt	5,289	5,068	3,915
Mortgage-backed securities	26,960	21,807	24,152
Trust preferred securities	6,489	—	—
Equity securities:
FHLB stock	9,591	10,273	7,385
Corporate equity	3,909	6,086	9,072

Total investment portfolio	$76,734	$66,777	$52,393

The following table sets forth the remaining maturity and weighted-average yields as of December 31, 2006 and 2005 ($ in thousands):

	One Year or less		Over 1 yr to 5 Years		Over 5 Years to 10 Years		More than 10 Years		Total

	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield

At December 31, 2006:
Interest-earning deposits	$1,585	5.15%	$—	—%	$—	—%	$—	—%	$1,585	5.15%
FHLB stock (*)	—	—	—	—	—	—	9,591	5.90	9,591	5.90
Government agency securities	—	—	994	5.79	3,539	5.97	4,322	6.82	8,855	6.36
Municipal bonds	—	—	101	6.06	8,652	6.50	5,303	6.42	14,056	6.47
Corporate debt	—	—	3,516	6.94	1,773	3.68	—	—	5,289	5.85
Mortgage-backed securities (*)	—	—	—	—	—	—	26,960	5.05	26,960	5.05
Trust preferred securities	—	—	—	—	—	—	6,489	6.65	6,489	6.65
Corporate equity securities (*)	—	—	—	—	—	—	3,909	5.96	3,909	5.96

Total	$1,585	5.15%	$4,611	6.67%	$13,964	6.01%	$56,574	5.70%	$76,734	5.81%

*

Estimated and scheduled prepayments of principal on Mortgage-backed securities are not allocated in the above table and corporate equity securities and FHLB stock are perpetual investments with no maturity date.

Impact of Interest Rates on the Investment Portfolio.  Starting in June 2004 through the meeting in June 2006, the Federal Open Market Committee (“FOMC”) of the Federal Reserve had incrementally increased the Federal Funds rate by ¼% from 1.00% to 5.25%.  At the same time, longer term Treasury rates driven by market expectations of future inflation, were relatively constant.  As a result, throughout the period, the Treasury yield curve experienced significant flattening and throughout 2006, the yield curve was slightly inverted with the Federal Funds rate above the ten-year treasury rate.

Due to this flattening of the yield curve from 2004 to 2006, and the expectation that the FOMC would reach the end of their rate tightening cycle in 2006, we increased our mortgage-backed security portfolio from $19.3 million at December 31, 2005, to $25.1 million at the end of 2006.  At the same time, our tax-free municipal bond portfolio was increased from $12.3 million at December 31, 2005, to $14.1 million at December 31, 2006.

Sources of Funds

General.  Deposits are our primary source of funds for use in lending, investments and for other general business purposes.  In addition to deposits, funds are obtained from normal loan amortization and prepayments, and from operations.  Contractual loan payments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general market interest rates and economic conditions.  Other borrowings are also used on a short-term basis to compensate for seasonal or other reductions in normal sources of funds.  FHLB borrowings are used on a longer term basis to support expanded lending or investment activities.  Borrowings by Federal Trust can also be used as an additional source of capital for the Bank.  At December 31, 2006, Federal Trust had approximately $1.1 million in borrowings, which was used as capital for the Bank.

Deposits.  Our primary deposit products include fixed-rate certificate accounts, money-market deposit accounts and both noninterest and interest-bearing transaction accounts.  We have a number of different programs that are designed to attract both short-term and long-term deposits.

Deposits have generally been obtained from residents in our primary market area and, to a lesser extent, nationwide, through a network of deposit brokers.  The principal methods used to attract “in market” deposit accounts have included offering a wide variety of services and accounts, competitive interest rates and convenient office locations, including access to automated teller machines (“ATMs”) and Internet Banking.  We currently operate nine ATM’s and our customers also have access to the Star (previously Honor) and other shared ATM networks.  We also offer customers Internet Banking with access to their accounts, funds transfer, and bill paying.

The following table shows the distribution of, and certain other information relating to, our deposits by type as of the dates indicated ($ in thousands):

	At December 31,

	2006		2005		2004

	Amount	Percent of Deposits	Amount	Percent of Deposits	Amount	Percent of Deposits

Noninterest-bearing checking accounts	$13,887	2.9%	$13,628	2.9%	$21,305	5.3%
Interest-bearing checking accounts	51,584	10.9	51,682	11.0	48,792	12.1
Money-market accounts	64,458	13.7	78,371	16.6	76,236	18.9
Savings accounts	3,065.6		4,062.8		6,237	1.5

Subtotal	132,994	28.1	147,743	31.3	152,570	37.8

Time deposits:
1.00% to 1.99%	—	—	2,160.5		52,463	13.0
2.00% to 2.99%	695.1		40,677	8.6	161,975	40.1
3.00% to 3.99%	5,747	1.2	171,712	36.5	29,041	7.2
4.00% to 4.99%	120,416	25.5	108,004	22.9	5,945	1.5
5.00% to 5.99%	212,942	45.1	720.2		930.2
6.00% to 6.99%	—	—	46	—	677.1
7.00% to 7.99%	—	—	—	—	515.1

Total time deposits	339,800	71.9	323,319	68.7	251,546	62.2

Total deposits	$472,794	100.0%	$471,062	100.0%	$404,116	100.0%

The following table shows the average amount of and the weighted average rate paid on each of the following categories during the periods indicated ($ in thousands):

	Year Ended December 31,

	2006		2005		2004

	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Noninterest-bearing checking accounts	$13,615	—%	$14,667	—%	$10,076	—%
Money market and interest-bearing checking accounts	127,182	3.77	127,485	2.83	109,654	1.84
Savings	3,417	1.76	5,103	1.37	7,520	1.46
Time deposits	340,144	4.50	282,693	3.16	228,876	2.37

Total deposits	$484,358	4.16%	$429,948	2.93%	$356,126	2.12%

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

On a weekly basis, we review the rates offered by other deposit institutions in our market area and make adjustments to the rates we offer to meet our funding needs and to be competitive with the local market.  Our total deposits increased slightly to $472.8 million at December 31, 2006, from $471.1 million at December 31, 2005.  During 2006, however, with the addition of our three new branches, we reduced our reliance on wholesale brokered deposits, which decreased 32% from $115.6 million at December 31, 2005 to $78.6 million at the end of 2006.

The following table sets forth jumbo certificates of $100,000 and over at December 31, 2006, maturing as follows (in thousands):

Amount

Due three months or less	$45,150
Due over three months to six months	44,033
Due over six months to one year	74,452
Due over one year	18,866

$182,501

Federal Home Loan Bank Advances.  A source of funds to support our lending activity is advances from the FHLB.  Such advances may be made pursuant to several different credit programs.  Each credit program has its own interest rate based on the range of maturities. The FHLB has limitations on the total amount and terms of advances that are available to the Bank based on, among other things, asset size, capital strength, earnings and the amount of collateral available to be pledged for such advances. Prepayment of FHLB advances may incur prepayment penalties.  At December 31, 2006, we had $180.6 million in borrowings, down from $201.7 million at the end of 2005.

The following table is a summary of our advances from the FHLB of Atlanta ($ in thousands):

			At December 31,

Maturing During the Year Ending December 31,	Interest Rate		2006	2005	2004

2005	1.56		—	—	5,000
2005	1.70		—	—	5,000
2005	2.00		—	—	25,000
2005	2.44	(1)	—	—	15,000
2005	2.84		—	—	10,000
2006	3.13		—	5,000	5,000
2006	3.79		—	5,000	—
2006	4.34		—	10,000	—
2006	4.37		—	10,000	—
2006	4.43		—	12,500	—
2007	2.01	(2)	—	—	15,000
2007	3.86		12,500	12,500	—
2007	4.08		5,000	5,000	—
2007	4.15		5,000	5,000	—
2007	5.16		5,000	—	—
2007	5.22		2,200	2,200	2,200
2007	5.29		5,000	—	—
2007	5.33		15,000	—	—
2007	5.35		10,000	—	—
2007	5.38		5,000	—	—
2007	5.50	(1)	10,500	—	—
2008	1.98	(3)	—	—	5,000
2009	2.05	(3)	—	5,000	5,000
2009	3.11	(3)	—	10,000	10,000
2009	4.81	(4)	5,000	—	—
2009	5.35		5,000	—	—
2010	3.88	(5)	—	15,000	—
2011	4.31	(6)	5,000	—	—
2011	4.73	(4)	5,000	—	—
2014	2.93	(3)	—	5,000	5,000
2014	3.03	(7)	11,500	11,500	11,500
2014	3.22	(6)	25,000	25,000	25,000
2015	3.19	(8)	8,000	8,000	—
2015	3.29	(9)	10,000	10,000	—
2015	3.51	(3)	—	5,000	—
2015	3.77	(10)	5,000	5,000	—
2015	3.77	(3)	—	5,000	—
2015	3.77	(3)	5,000	5,000	—
2015	3.89	(3)	—	5,000	—
2015	3.99	(11)	15,000	15,000	—
2015	4.00	(12)	5,000	5,000	—

			$179,700	$201,700	$143,700

(Continued)

(1)	Daily advance.
(2)	Called by the FHLB in June 2005.
(3)	FHLB has the option to call every three months.
(4)	FHLB has the option to call every three months beginning in August 2007.
(5)	FHLB had a one-time call option in June 2006.
(6)	FHLB has the option to call every three months beginning in December 2007.
(7)	FHLB has the option to call every three months beginning in September 2007.
(8)	FHLB has the option to call every three months beginning in January 2007.
(9)	FHLB has the option to call every three months beginning in February 2007.
(10)	FHLB has a one-time call option in May 2009.
(11)	FHLB has the option to call every three months beginning in November 2007.
(12)	FHLB has the option to call every three months beginning in October 2007.

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

During 2005 and 2006, we had a revolving line of credit agreement with a correspondent bank that enabled us to borrow up to $8,000,000. The interest rate on the line of credit bore interest at the prime lending rate minus 50 basis points as long as we maintain certain loan-to-book value percentages.  The line of credit is secured by all of the Bank’s common stock. Federal Trust can draw upon or repay the line of credit in whole or in part for the first 24 months without any prepayment penalties, at which time the remaining principal balance will be scheduled for repayment over eight years. At December 31, 2006, the outstanding balance under the line of credit agreement was approximately $500,000; our available balance was $7.5 million and the interest rate was 7.75% with payments due quarterly.

Total interest expense on other borrowings for the years ended December 31, 2006, 2005 and 2004, was approximately
$104,000, $58,000 and $124,000, respectively.

Junior Subordinated Debentures.  On September 17, 2003, the Statutory Trust I sold adjustable-rate Trust Preferred Securities due September 17, 2033 in the aggregate principal amount of $5,000,000 (the “Trust Preferred Securities”) in a pooled trust preferred securities offering. The interest rate on the Trust Preferred Securities adjusts quarterly, to a rate equal to the then current three-month London Interchange Bank Offering Rate (“LIBOR”), plus 295 basis points (8.31% at December 31, 2006). In addition, Federal Trust contributed capital of $155,000 to the Statutory Trust I for the purchase of the common securities of the Statutory Trust I.  The proceeds from these sales were paid to Federal Trust in exchange for $5,155,000 of its adjustable-rate Junior Subordinated Debentures (the “Debentures”) due September 17, 2033. The Debentures have the same terms as the Trust Preferred Securities. The sole asset of the Statutory Trust I, the obligor on the Trust Preferred Securities, is the Debentures.

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

The following table sets forth certain information relating to the Bank’s borrowings at the dates indicated (in thousands):

	At or For the Year Ended December 31,

	2006	2005	2004

FHLB advances:
Average balance outstanding	$183,106	$186,122	$118,729
Maximum amount outstanding at any month end during the year	207,400	212,500	143,700
Balance outstanding at end of year	179,700	201,700	143,700
Weighted average interest rate during the year	3.98%	3.31%	2.34%
Weighted average interest rate at end of year	4.22%	3.67%	2.73%
Securities sold under agreements to repurchase:
Average balance outstanding	$69	$—	$—
Maximum amount outstanding at any month end during the year	893	—	—
Balance outstanding at end of year	893	—	—
Weighted average interest rate during the year	3.83%	—	—
Weighted average interest rate at end of year	3.83%	—	—
Other borrowings and junior subordinated debentures:
Average balance outstanding	$9,167	$9,000	$11,482
Maximum amount outstanding at any month end during the year	13,370	12,019	13,706
Balance outstanding at end of year	8,159	12,019	9,089
Weighted average interest rate during the year	7.68%	5.98%	4.44%
Weighted average interest rate at end of year	9.42%	6.78%	5.22%
Total borrowings:
Average balance outstanding	$192,342	$195,122	$130,211
Maximum amount outstanding at any month end during the year	221,663	224,519	157,406
Balance outstanding at end of year	188,752	213,719	152,789
Weighted average interest rate during the year	4.14%	3.44%	2.53%
Weighted average interest rate at end of year	4.44%	3.85%	3.02%

Expansion Activities

Since 1998 we have continued to expand our franchise footprint across the Eastern – Central Florida corridor as follows:

•	Sanford Branch, 420 West First Street, (November 1998)

•	Winter Park Branch, 655 West Morse Boulevard, (December 2000)

•	Casselberry Branch, 487 Semoran Boulevard, (December 2002)

•	New Smyrna Branch, 761 East Third Street, (June 2003)

•	Deltona Branch, 901 Doyle Road, (Replaced Deltona strip center branch June 2003)

•	Orange City Branch, 2690 Enterprise Road, (October 2003)

•	Lake Mary Branch, 791 Rinehart Road, (January 2006)

•	Port Orange Branch, 3880 S. Nova Road, (July 2006)

•	Eustis Branch, 256 W. County Road 44, (October 2006)

In addition to the above locations, we are planning to build two new, free-standing branch locations during 2007.  The land for one of the locations, Edgewater (Eastern Volusia County) is owned by the Bank.  The Palm Coast Office site (Flagler County) is subject to a land lease.  Both offices are in the final pre-construction phase with estimated openings in the second half of 2007.

All of our branch offices have ATM facilities and all but the New Smyrna Beach branch has drive-through teller windows.

Employees

At December 31, 2006, the Company had a total of 100 full-time employees.  We consider relations with our employees to be excellent.  We currently maintain a comprehensive employee benefit program providing, among other benefits, hospitalization and major medical insurance, long-term disability insurance, life insurance, education assistance, an employee stock ownership plan (“ESOP”) and a 401K Plan.  For 2006, the Company did not make a contribution to the ESOP due to the reduction in earnings from the prior year. These benefits are considered by management to be competitive with employee benefits provided by other major employers in our market areas.  Our employees are not represented by any collective bargaining group.

Bank Subsidiaries

There are no limits on the amount a savings institution may invest in its operating subsidiaries, either separately or in the aggregate.  The Bank had no operating subsidiaries during 2005 and 2006.

Legal Proceedings

There are no material pending legal proceedings to which the Company is a party, or to which any of its property is subject.

Monetary Policies

The results of our operations are affected by credit policies of monetary authorities, particularly the Federal Reserve Board. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in U.S. government securities, changes in the Federal Funds and discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. In view of changing conditions in the national economy and in the financial markets, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve Board, no accurate prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Company.

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

Regulation of Federal Trust

Restrictions on the Acquisition of Savings Institutions.  Section 1467a of the HOLA provides that no holding company, “directly or indirectly,” or acting in concert with one or more persons, or through one or more subsidiaries, or through one or more transactions, may acquire “control” of an insured savings institution at any time without the prior approval of the OTS. In addition, any holding company that acquires such control becomes a “savings and loan holding company” subject to registration, examination and regulation under HOLA and the regulations promulgated thereunder.  The OTS considers acquirers to have conclusively gained control of a savings bank if they:

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

Intra-Company Transactions.  Federal Trust’s authority to engage in transactions with related parties or “affiliates,” or to make loans to certain insiders, are governed by Sections 23A and 23B of the Federal Reserve Act and Regulation W adopted by the Board of Governors of the Federal Reserve System to implement these sections of the Federal Reserve Act. Federal Trust, as the parent-holding company of the Bank, is considered to be an affiliate of the Bank.

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

The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions.  In addition to the restrictions imposed by Sections 23A and 23B, no savings bank or bank may:

•

loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are  permissible for bank holding companies or loans between affiliates which are 80% or more owned by the same parent  company; or

•	purchase or invest in any stocks, bonds, debentures, notes or similar obligations any affiliate, except for affiliates which are subsidiaries of the savings bank or bank.

The Bank’s authority to extend credit to executive officers, directors and 10% shareholders, as well as entities controlled by such persons, is governed by Section 22(g) and 22(h) of the Federal Reserve Act and Regulation O thereunder.  Among other things, these regulations require such loans to be made on terms substantially similar to those offered to unaffiliated individuals, place limits on the amount of loans the Bank may make to such persons, based in part, on the Bank’s capital position, and require certain approval procedures to be followed.  The OTS regulations, with certain minor variances, apply Regulation O to savings banks and banks.  At December 31, 2006, the Bank had no outstanding loans or other extensions of credit to the Company’s directors and executive officers.

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

Payment of Dividends. The principal source of cash flow of Federal Trust, including cash flow to pay cash dividends, has been the sale of common stock of Federal Trust, the $8,000,000 revolving line of credit and dividends from the Bank. There are statutory and regulatory limitations on the payment of dividends by the Bank. The ability of the Bank to pay a dividend to Federal Trust is governed by the OTS’s capital distribution regulation. Under the regulation, the Bank may make a capital distribution without the approval of the OTS, provided the OTS is notified 30 days before declaration of the capital distribution. The Bank must also meet the following requirements: (i) it has a regulatory rating in one of the two top examination categories; (ii) it is not of supervisory concern, and will remain adequately or well-capitalized, as defined in the OTS prompt corrective action regulations, following the proposed distribution; and (iii) the distribution does not exceed the Bank’s net income for the calendar year-to-date plus retained net income for the previous two calendar years (less any dividends previously paid). If the Bank does not meet the above-stated requirements, it must obtain the prior approval of the OTS before declaring any proposed distributions. The OTS can prohibit a  proposed capital distribution by a savings bank, which would otherwise be permitted by the regulation if the OTS determines that such distribution would constitute an unsafe or unsound practice.  In February 2007, the Bank notified the OTS of its intention to pay cash dividends to Federal Trust during 2007 in the amount of $375,000 per quarter.  The Bank was notified by the OTS that it has no objection to this dividend payment plan.  Federal Trust paid $.17 per share in cash dividends to shareholders during 2006 and $.13 per share in cash dividends during 2005.  In addition, Federal Trust paid a 2% stock dividend to shareholders in 2006.

34 Act Reporting.  As a publicly traded company with its shares of common stock are registered under the Securities Act of 1933.  Federal Trust is required to file periodic public disclosure reports with the Securities and Exchange Commission, pursuant to the Securities and Exchange Act of 1934, and the regulations promulgated thereunder. A Form 10-K is a required annual report that must contain a complete overview of Federal Trust’s business, financial, management, regulatory, legal, ownership and organizational status. Federal Trust must file Form 10-K seventy-five days after the fiscal year end of each year.

Similarly, Form 10-Q must contain information concerning Federal Trust on a quarterly basis.  Although Form 10-K requires the inclusion of audited financial statements, unaudited statements are sufficient for inclusion on Form 10-Q.  Additionally, any significant non-recurring events that occur during the subject quarter, as well as changes in securities, any defaults and the submissions of any matters to a vote of security holders, must also be reported on Form 10-Q.  In addition to the annual and quarterly reports, Federal Trust is also required to file report 8-K if any specified reportable events take place.  Generally, this report is due to be filed with the Securities and Exchange Commission within four days of the occurrence of such event.

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

Florida Business Corporation Act.    As a Florida Corporation, Federal Trust, and the Mortgage Company are subject to the provisions of the FBCA, which authorizes the establishment of Florida corporations and sets forth the corporate governance standards for their operations.  Some of the more pertinent provisions include:

•	general powers of a corporation;
•	shareholders rights;
•	notice, conduct of meetings and voting rights;
•	director and officer requirements and duties;
•	election of directors;
•	terms of directors;
•	compensation of directors;
•	contract rights of offers;
•	indemnification of directors, officers, employees and agents;
•	business combinations and mergers; and
•	corporate dissolutions.

The FBCA also permits for super majority voting requirements for shareholders, which may be considered to be anti-takeover provisions.  At the 1999 Annual Meeting of Shareholders, the Shareholders approved the Articles of Amendments to our Articles of Incorporation, which require certain super majority voting requirements.  Specifically, Article V, Powers and Governance, was amended to provide that Special Meetings of Shareholders can be called by 20% or more of all of the outstanding shares; Article VIII, Amendment, was amended to provide that any provisions of the Articles of Incorporation can be amended by vote of a majority of all the outstanding shares of our capital stock; and Article IX, was added to require the vote of not less than 66% of the outstanding shares of common stock for transactions involving Control Share Acquisition and Business Combinations.

Regulation of the Bank

Capital Requirements. The OTS and the FDIC have adopted capital regulations, which establish a Tier 1 core capital definition and a minimum 3% leverage capital ratio requirement for the most highly-rated savings banks, banks and holding companies (i.e., those savings banks, banks and holding companies with a composite rating of  “1” under the Uniform Financial Institutions Rating System by the Federal Financial Institution Examination Council) that are not anticipating or experiencing significant growth. All other savings banks are required to meet a minimum leverage ratio of at least 4% to 5%. A savings bank or bank that is not in the highest-rated category or that is anticipating or experiencing significant growth will have to meet a minimum leverage ratio of at least 4%.

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

Prompt Corrective Action.  Federal banking regulatory agencies have established certain capital and other criteria which define the categories under which a particular savings bank or bank may be classified. Constraints are imposed on operation, management, and capital distributions depending on the category in which a financial institution is classified. Among other things, the regulations define the relevant capital measures for the five capital categories. For example, a savings bank is deemed to be “well capitalized” if it has a total risk-based capital ratio (total capital to risk-weighted assets) of 10% or greater, a Tier 1 risk-based capital ratio (Tier 1 capital to risk-weighted assets) of 6% or greater, and a Tier 1 leverage capital ratio (Tier 1 capital to adjusted to total assets) of 5% or greater, and is not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

A savings bank or bank is deemed to be “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, and, generally, a Tier 1 leverage capital ratio of 4% or greater, and the savings bank or bank does not meet the definition of a “well capitalized” bank. A savings bank or bank is deemed to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. In addition, the OTS is authorized to downgrade a savings bank to a lower capital category than the savings bank’s capital ratios would otherwise indicate, based upon safety and soundness considerations (such as when the savings bank has received a less than satisfactory examination rating for any of the equivalent regulatory rating categories).

Both the risk-based capital guidelines and the leverage ratio are minimum requirements, applicable only to top-rated savings banks and banks. Savings banks and banks operating at or near these levels are expected to have well-diversified risk, excellent asset quality, high liquidity, good earnings and, in general, have to be considered strong banking organizations and rated composite “1” under the regulatory rating system adopted by the OTS. Savings banks and banks with lower ratings and savings banks and banks with high levels of risk or that are experiencing or anticipating significant growth would be expected to maintain ratios 1% to 2% above the stated minimums.

At December 31, 2006, the Bank exceeded each of its capital requirements. The following table sets forth the regulatory capital calculations of the Bank at December 31, 2006 ($ in thousands):

	Tier I		Risk-Based

	Amount	Percent of Assets	Amount	Percent of Assets

Regulatory capital	$55,903	7.8%	$58,891	12.1%
“Adequately Capitalized” Requirement	28,662	4.0	39,524	8.0

Excess	$27,241	3.8%	$19,367	4.1%

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

Insurance of Deposit Accounts. The FDIC currently maintains the Deposit Insurance Fund (“DIF”), which was created in 2006 in the merger of the Bank Insurance Fund and the Savings Association Insurance Fund.  The deposit accounts of the Bank are insured by the DIF to the maximum amount provided by law.  This insurance is backed by the full faith and credit of the United States Government.

As insurer, the FCIC is authorized to conduct examinations of and to require reporting by DIF-insured institutions.  It also may prohibit any DIF-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the DIF.  The FCIC also has the authority to take enforcement actions against insured institutions.

The FDIC’s regulations for risk-based deposit insurance assessments establish four Risk Categories.  Risk Category I is for well-capitalized institutions that are financially sound with only a few minor weaknesses.  Risk Categories II, III and IV present progressively greater risks to the DIF.  Effective January 1, 2007, Risk Category I institutions pay quarterly assessments for deposit insurance at annual rates of 5 to 7 basis points.  The rates for Risk Categories II, III and IV are 7, 28 and 43 basis points, respectively.  With advance notice to insured institutions, rates are subject to change.  Within Risk Category I, the precise rate for an individual institution with less than $10 billion in assets is generally determined by a formula using CAMELS ratings, which are assigned in examinations, and financial ratios.  A different method applies for larger institutions.  The rate for an individual institution is applied to its assessment base, consisting generally of its deposit liabilities subject to certain adjustments.  An institution insured by the FDIC on December 31, 1996, which had previously paid assessments (or its successor) is eligible for certain credit against deposit insurance assessments.

The FDIC also collects assessments against the assessable deposits of insured institutions to service the debt on bonds issued during the 1980s to resolve the thrift bailout.  During the year ended December 31, 2006, the quarterly assessments averaged approximately 0.012% of assessable deposits, and the Bank paid approximately $60,000 in assessments.

Qualified Thrift Lender Test (“QTL”).  The HOLA requires savings institutions to meet a QTL test. The QTL test, requires savings institutions to maintain at least 65% of its “portfolio assets” (as defined by regulation) in qualified thrift investments, primarily residential mortgages and related investments on a monthly basis in nine out of every 12 months.   As of December 31, 2006, the Bank exceeded the QTL test, maintaining 74% of its portfolio assets in qualified thrift investments.

Brokered Deposits. In accordance with the Federal Deposit Insurance Corporation Improvement Act of 1991, the FDIC has implemented restrictions on the acceptance of brokered deposits. In general, only “well capitalized” financial institutions may accept brokered deposits. As a “well capitalized” savings bank, the Bank is able to accept some brokered deposits to fund its liquidity and loan demand needs. At December 31, 2006, the Bank had $78.6 million in brokered deposits.

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

Interstate Banking.  Federally-chartered savings banks are allowed to branch nationwide to the extent allowed by federal statute. This ability permits savings banks with interstate networks to diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal savings banks. Prior approval of the OTS is required for a savings bank to branch interstate or intrastate. To obtain supervisory clearance for branching, an applicant’s regulatory capital must meet or exceed the minimum requirements established by law and by the OTS regulations. In addition, the savings bank must have a satisfactory record under the Community Reinvestment Act (“CRA”). The Bank does not conduct interstate branching operations and does not plan to do so in the foreseeable future.

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

OTS Assessments. Savings banks are required by OTS regulation to pay assessments to the OTS to fund their operations. The general assessment, to be paid on a semiannually basis, is computed upon the savings bank’s total assets, including consolidated subsidiaries, as reported in the savings bank’s latest quarterly thrift financial report. The Bank paid approximately $158,000 in OTS assessments for the year-ended December 31, 2006.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank (“FHLB”) System which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. As a member of the FHLB-Atlanta, the Bank is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to the lesser of 0.20% of total assets or $25 million, plus 4.5% of outstanding advances.  Effective March 27, 2007, the percentage of total assets will be reduced to 0.18%.  The Bank is in compliance with this requirement and at December 31, 2006, the Bank held $9.6 million in FHLB stock. FHLB advances must be secured by specified types of collateral and may be obtained only for the purpose of providing funds to finance residential housing.

The FHLBs are required to provide funds for the resolution of insolvent savings institutions and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to members. For the year ended December 31, 2006, dividends paid by the FHLB-Atlanta to the Bank amounted to approximately $551,000 for a yield of approximately 5.72%. Should dividends be reduced, or interest on FHLB advances increased, the consolidated net interest income might also be reduced for the Bank. Furthermore, there can be no assurance that the value of the FHLB-Atlanta stock held by the Bank will not decrease as a result of any new legislation.

Federal Reserve System

The Federal Reserve regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $37.3 million or less (subject to adjustment by the Federal Reserve) plus 10% of accounts in excess of $37.3 million. The first $8.5 million of otherwise reservable balances (subject to adjustments by the Federal Reserve) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements imposed by the OTS. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve or a pass-through account as defined by the Federal Reserve, the effect of this reserve requirement is to reduce the Bank’s interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve “discount window,” however, Federal Reserve regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve.

Item 1A. Risk Factors

Investing in our common stock involves risk.  In addition to the other information set forth elsewhere in this Report, the following factors relating to us and our common stock should be carefully considered in deciding whether to invest in our common stock.

Our growth strategy may not be successful

As a strategy, we have sought to increase the size of our franchise through branch expansion and growth, aggressively pursuing business development opportunities. No assurance can be provided that we will continue to be successful in increasing the volume of loans and deposits at acceptable risk levels and upon acceptable terms and expanding our asset base, while managing the costs and implementation risks associated with this growth strategy. There also can be no assurance that any further expansion will be profitable or that we will continue to be able to sustain our rate of growth, either through internal growth or through other successful expansions of our banking markets, or that we will be able to maintain capital sufficient to support our continued growth.

Losses from loan defaults may exceed the allowance we establish for that purpose, which will have a material adverse effect on our business

If a significant number of loans are not repaid, it would have an adverse effect on our earnings and overall financial condition. Like all financial institutions, we maintain an allowance for loan losses to provide for losses inherent in the loan portfolio. The allowance for loan losses reflects our best estimate of probable losses in the loan portfolio at the relevant balance sheet date. This evaluation is primarily based upon a review of our loan portfolio and the banking industry’s historical loan loss experience, known risks contained in the loan portfolio, composition and growth of the loan portfolio, and economic factors. However, the determination of an appropriate level of loan loss allowance is an inherently difficult process and is based on numerous assumptions. As a result, our allowance for loan losses may not be adequate to cover actual losses, and future increased provisions for loan losses may have a material adverse affect our earnings.

If real estate values in our target markets decline, our loan portfolio would be impaired

A significant portion of our loan portfolio consists of mortgages secured by real estate located in our primary market area of Orange, Seminole, Volusia and Lake Counties and throughout Florida. Real estate values and real estate markets are generally affected by, among other things, changes in national, regional or local economic conditions; fluctuations in interest rates and the availability of loans to potential purchasers; changes in the tax laws and other governmental statutes, regulations and policies; and acts of nature. If real estate prices decline in any of these markets, the value of the real estate collateral securing our loans could be reduced. Such a reduction in the value of our collateral could increase the number of non-performing loans and adversely affect our financial performance.

If we lose key employees, our business may suffer

Our success is largely dependent on the personal contacts of our officers and employees in our market areas. If we lose key employees, temporarily or permanently, our business could be negatively impacted. We could be particularly hurt if our key employees went to work for our competitors. Our future success depends on the continued contributions of our existing senior management personnel, including our Chief Executive Officer and President James V. Suskiewich, Chief Financial Officer Gregory E. Smith, Chief Operating Officer of the Bank, Dennis T. Ward, and President of the Mortgage Company, Thomas P. Spatola. We have entered into an employment agreement with Chief Executive Officer and President Suskiewich and Severance Agreements with four of our key executive officers, which contain standard non-competition provisions to help alleviate some of this risk.

Our subsidiaries face strong competition, which may limit their asset growth and profitability

Our primary market area is the urban areas of Orange, Seminole, Volusia, and Lake Counties, and to a lesser extent Flagler and Osceola Counties. The banking business in these areas is extremely competitive, and the level of competition facing us following our expansion plans may increase further, which may limit our asset growth and profitability. Our subsidiary Bank and Mortgage Company experience competition in both lending and attracting funds from other banks, savings institutions, and non-bank financial institutions located within our market area, many of which are significantly larger institutions. Non-bank institutions competing for deposits and deposit type accounts include mortgage bankers and brokers, finance companies, credit unions, securities firms, money market funds, life insurance companies and the mutual funds industry. For loans, we encounter competition from other banks, savings associations, finance companies, mortgage bankers and brokers, insurance companies, small loan and credit card companies, credit unions, pension trusts and securities firms.

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

As a unitary savings and loan holding company, Federal Trust is regulated primarily by the Office of Thrift Supervision. Our current Subsidiaries are regulated primarily by the OTS, the FDIC and the Florida Office of Finance Regulation. Federal and various state laws and regulations govern numerous aspects of our operations and the operations of our Subsidiaries, including:

•	Adequate capital and financial condition;
•	Permissible types and amounts of extensions of credit and investments;
•	Permissible non-banking activities; and
•	Restrictions on dividend payments.

Federal and state regulatory agencies have extensive discretion and power to prevent or remedy unsafe or unsound practices or violations of law by our holding company, our subsidiary bank and mortgage company. Following such examinations, the Company may be required, among other things, to change its asset valuations or the amounts of required loan loss allowances or to restrict its operations, based on information available to them at the time of their respective examination.

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

We may need additional capital in the future and this capital may not be available when needed or at all

We may need to incur additional debt or equity financing in the future to fund growth and meet our capital needs. We cannot assure you that such financing will be available to us on acceptable terms or at all. If we are unable to obtain future financing, we may not have the resources available to fund our planned growth.

Future sales of our common stock could depress the price of the common stock

Sales of a substantial number of shares of our common stock in the public market by our shareholders, or the perception that such sales are likely to occur, could cause the market price of our common stock to decline.

There are substantial regulatory limitations on ownership of our common stock and changes of control

With certain limited exceptions, federal regulations prohibit a person or company or a group of persons deemed to be “acting in concert” from, directly or indirectly, acquiring 10% or more (5% if the acquirer is a bank holding company) of any class of our voting stock or obtaining the ability to control in any manner the election of a majority of our directors, or otherwise direct our management or our policies without prior notice or application to and the approval of the OTS.

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

The market price of our common stock may fluctuate in the future, and these fluctuations may be unrelated to our performance. General market price declines or overall market volatility in the future could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices.

All of Federal Trust Bank’s stock is pledged under a line of credit agreement

          Federal Trust, as the sole holder of the Bank’s outstanding stock, has pledged the Bank’s stock in its entirety as security for the extension of an $8 million revolving line of credit with a correspondent bank.  This credit arrangement could impair our ability to borrow other funds which could inhibit our ability to fund future growth.  The Bank’s stock constitutes a significant portion of Federal Trust’s assets, therefore, in the unlikely event that Federal Trust defaults on the payments of this line of credit, we may be forced to transfer some or all of the Bank’s stock to satisfy the debt on the line credit, which would result in the Bank no longer being a subsidiary of Federal Trust.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

ITEM 2.  PROPERTIES

The following table sets forth certain information on the Company’s principal offices, net carrying value and the expiration of leases when applicable at December 31, 2006 ($ in thousands):

	Net Carrying Value of Real Property

	Owned	Leased	Lease Expiration

Sanford Branch 420 West First Street Sanford, Florida 32771	$1,119	N/A	N/A
Winter Park Branch 655 West Morse Blvd. Winter Park, Florida 32789	N/A	$211	12/31/10
Casselberry Branch 487 Semoran Boulevard Casselberry, Florida 32707	$1,301	N/A	N/A
New Smyrna Beach Branch 761 East Third Avenue New Smyrna Beach, Florida 32169	N/A	$0	Monthly
Orange City Branch 2690 Enterprise Road Orange City, Florida 32763	$1,320	N/A	N/A
Deltona Branch 901 Doyle Road Deltona, Florida 32725	$907	N/A	N/A
Lake Mary Branch (1) 791 Rinehart Road Lake Mary, Florida 32746	$1,279	N/A	3/31/25
Port Orange Branch 3880 S. Nova Road Port Orange, Florida 32127	$1,633	N/A	N/A
Eustis Branch 256 W. County Road 44 Eustis, Florida 32726	$1,503	N/A	N/A
Corporate Headquarters (2) 312 West First Street Sanford, Florida 32771	N/A	$6,039	8/31/16
Future Branch locations (3)	$937	N/A	N/A

The Company also had net furniture, fixtures, and equipment of approximately $1,089,000.

Note (1):  The Bank has a ground lease on the Lake Mary branch site.  The lease has a 20 year term with optional renewal periods.  The building and improvements for the branch are owned by the Bank.

Note (2): In October 2001, Federal Trust entered into a 15 year, fixed-rate lease on the office building in Sanford, Florida, which houses the Executive, Administrative, Lending and Operations Departments.  The lease provides for a fixed annual rental over the 15 year term.  In addition, the agreement provides an option to purchase the building at a pre-determined amount.   On January 30, 2007, the Company exercised its option to purchase the building.  The net settlement amount including closing costs was $2.4 million. The building has a total of 48,268 rentable square feet of which the Company occupies 25,881 square feet.  A total of 18,395 square feet is rented to various non-affiliated tenants and 3,992 square feet are vacant.

Note (3): The Bank owns a parcel of land in Edgewater, in Volusia County, Florida and has a ground lease on a parcel of land in Flagler County, Florida, with lease payments commencing in the second quarter of 2007.  Construction is expected to commence on the Palm Coast and Edgewater branches in the second half of 2007.

ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended December 31, 2006, no matters were submitted to a vote of the security holders through a solicitation or otherwise.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)

In June 2003, Federal Trust’s stock began trading on the American Stock Exchange under the symbol “FDT”.  Prior to that, Federal Trust’s common stock traded on the NASDAQ Small Cap Market under the symbol “FDTR”. As of March 9, 2007, there were 382 registered holders of common stock of Federal Trust, some of which are street name holders.  Federal Trust paid cash dividends of $.17 per share in 2006 ($.04 per share for the first, second, and fourth quarters of 2006 and $.05 for the third quarter of 2006) and $.13 per share during 2005 ($.03 per share for the first three quarters of 2005 and $.04 per share for the fourth quarter).  In addition, Federal Trust paid a 2% stock dividend to shareholders in the third quarter of 2006.

	Period Ending

Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06

Federal Trust Corporation	100.00	118.34	231.06	297.74	373.27	309.38
Russell 3000	100.00	78.46	102.83	115.11	122.16	141.35
SNL Southeast Thrift Index	100.00	117.30	177.89	210.29	191.37	224.90

The following table lists the low and high closing stock prices for the periods indicated.

	Calendar Year 2006		Calendar Year 2005

	Low $	High $	Low $	High $

First Quarter	$11.60	$12.52	$9.90	$10.60
Second Quarter	10.36	12.15	9.92	11.25
Third Quarter	10.00	11.05	11.00	12.32
Fourth Quarter	9.77	10.50	10.00	12.63

(b) Not Applicable

(c) There were no stock repurchases during the fourth quarter ended December 31, 2006.

ITEM 6.  SELECTED FINANCIAL DATA

CONSOLIDATED FINANCIAL HIGHLIGHTS
($in thousands, except per share amounts)

	2006	2005	2004	2003	2002

AT YEAR END:
Total assets	$722,964	$735,416	$603,131	$468,198	$368,054
Loans, net	603,917	630,827	521,331	398,401	308,598
Investment securities	65,558	50,080	41,172	33,615	21,520
Deposits	472,794	471,062	404,116	314,630	278,531
Stockholders’ equity	54,620	44,141	39,387	26,457	25,039
Book value per share	5.86	5.33	4.97	4.05	3.80
Shares outstanding (*)	9,319,603	8,277,554	7,942,438	6,526,215	6,591,338
Equity-to-assets ratio	7.56%	6.00%	6.53%	5.65%	6.80%
FOR THE YEAR:
Interest income	$43,842	$33,977	$24,609	$20,921	$19,452
Interest expense	28,114	19,336	10,851	9,750	10,971
Net interest income	15,728	14,641	13,758	11,171	8,481
Provision for loan losses	639	650	1,180	650	445
Net interest income after provision for loan losses	15,089	13,991	12,578	10,521	8,036
Other income	2,226	2,533	2,391	2,358	2,400
Other-than-temporary impairment	—	—	1,055	—	—
Other expenses	12,461	9,791	9,334	8,826	7,339
Net earnings	3,410	4,436	3,089	2,777	2,059
Basic earnings per share	.38	.54	.43	.42	.34
Diluted earnings per share	.37	.53	.42	.41	.34
Average common shares outstanding	9,002,900	8,107,277	7,082,421	6,548,957	5,991,155
Return on average assets	.46%	.66%	.59%	.64%	.63%
Return on average equity	6.70%	10.70%	9.80%	10.79%	9.45%
Net interest margin	2.33%	2.34%	2.86%	2.81%	2.79%
Average equity to average assets ratio	6.92%	6.16%	6.02%	5.95%	6.68%
Dividend payout ratio	44.74%	24.03%	20.36%	11.81%	—
Allowance for loan losses as a percent of loans, net	.84%	.71%	.74%	.70%	.68%

*	Net of unallocated ESOP shares of 31,939, 21,789 and 119,375 as of December 31, 2006, 2005 and 2004, respectively.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

For the year ended December 31, 2006, we had net earnings of $3.4 million, compared to $4.4 million for 2005.  On a per share basis, basic earnings for 2006 were $.38 and diluted earnings were $.37 compared to $.54 for basic and $.53 diluted earnings per share for 2005.  The decrease in the net earnings in 2006 was due to increases in employee compensation and benefits and occupancy expense relating to our three new branches and the staffing of our Mortgage Company, together with decreases in net gains from sales of loans and securities available for sale, partially offset by an increase in net interest income.

Total assets at the end of 2006 were $723.0 million, a decrease of $12.5 million, or 2% from December 31, 2005.  Net loans declined to $603.9 million during 2006, down $26.9 million or 4% from the end of 2005.  Total deposits and FHLB advances at December 31, 2006, were $472.8 million and $179.7 million, respectively, compared to $471.1 million and $201.7 million, respectively at the end of 2005.

At the end of 2006, stockholders’ equity was $54.6 million, compared to $44.1 million at December 31, 2005.  The book value per share grew to $5.86 at December 31, 2006, from $5.33 at December 31, 2005.  We paid cash dividends of $.17 per share in 2006, compared to $.13 per share in 2005.

General

Federal Trust was organized in February 1989 for the purpose of becoming the unitary savings and loan holding company of the Bank, a federally-chartered stock savings bank.  Our corporate headquarters are located at 312 West First Street, Sanford, Florida 32771 and our telephone number is (407) 323-1833.  The primary source of our revenues on an unconsolidated basis is earnings of the Bank and the Mortgage Company.  Various regulatory restrictions and tax considerations limit, directly or indirectly, the amount of dividends the Bank can pay to Federal Trust.  In addition, federal law restricts the Bank in the making of investments in or loans to us or our affiliates.  See “Regulation and Supervision.”  In January 2006, the Mortgage Company, a newly created subsidiary of Federal Trust, commenced operations.  Residential mortgage originations sales and loan servicing for the Bank and others are now done by the Mortgage Company.

Average Balance Sheet

The following table sets forth, for the periods indicated, information regarding: (i) the total dollar amount of tax equivalent interest income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) tax equivalent net interest income; (iv) interest rate spread; (v) tax equivalent net interest margin; and (vi) weighted average yields and rates.  Average balances are based on average daily balances ($ in thousands):

	For The Year Ended December 31,

	2006			2005			2004

	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost

Interest-earning assets:
Loans (1)	$621,670	$39,885	6.42%	$579,811	$31,484	5.43%	$447,773	$23,034	5.14%
Securities (2)	62,941	3,712	5.90	45,700	2,249	4.92	35,516	1,560	4.39
Other interest-earning assets (3)	11,935	721	6.04	11,352	492	4.33	7,521	285	3.79

Total interest-earning assets	696,546	44,318	6.36	636,863	34,225	5.37	490,810	24,879	5.07

Non-interest earning assets	38,935			35,953			32,883

Total assets	$735,481			$672,816			$523,693

Interest-bearing liabilities:
Non-interest bearing demand deposits	$13,615	—	—	$14,667	—	—	$10,076	—	—
Interest-bearing demand and money- market deposits	127,182	4,792	3.77	127,485	3,606	2.83	109,654	2,019	1.84
Savings deposits	3,417	60	1.76	5,103	70	1.37	7,520	110	1.46
Time deposits	340,144	15,291	4.50	282,693	8,928	3.16	228,876	5,430	2.37

Total deposit accounts	484,358	20,143	4.16	429,948	12,604	2.93	356,126	7,559	2.12
Borrowings (4)	192,342	7,971	4.14	195,122	6,732	3.45	130,211	3,292	2.52

Total interest bearing liabilities	676,700	28,114	4.15	625,070	19,336	3.09	486,337	10,851	2.23

Non-interest bearing liabilities	7,903			6,283			5,842
Stockholders’ equity	50,878			41,463			31,514

Total liabilities and stockholders’ equity	$735,481			$672,816			$523,693

Net interest/dividend income		$16,204			$14,889			$14,028

Interest rate spread (5)			2.21%			2.28%			2.84%

Net interest margin (6)			2.33%			2.34%			2.86%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.03			1.03			1.01

(1)	Includes non-accrual loans.
(2)	Interest income on tax-exempt securities have been adjusted to a fully tax equivalent basis.
(3)	Includes interest-earning deposits and Federal Home Loan Bank stock.
(4)	Includes Federal Home Loan Bank advances, other borrowings, junior subordinated debentures and capital lease obligation, and securities sold under agreements to repurchase.
(5)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(6)	Net interest margin is tax equivalent net interest income divided by average interest-earning assets.

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

	Year Ended December 31, 2006 vs. 2005 Increase (Decrease) Due to Changes in

	Rate	Volume	Rate/ Volume	Total

Interest-earning assets:
Loans	$5,715	$2,273	$413	$8,401
Securities	446	849	168	1,463
Other interest-earning assets	194	25	10	229

Total	6,355	3,147	591	10,093

Interest-bearing liabilities:
Deposit accounts	5,276	1,595	668	7,539
FHLB advances and other borrowings, and securities sold under agreements to repurchase	1,354	(96)	(19)	1,239

Total	6,630	1,499	649	8,778

Net change in net interest income before provision for loan losses	$(275)	$1,648	$(58)	$1,315

	Year Ended December 31, 2005 vs. 2004 Increase (Decrease) Due to Changes in

	Rate	Volume	Rate/ Volume	Total

Interest-earning assets:
Loans	$1,280	$6,792	$378	$8,450
Securities	188	447	54	689
Other interest-earning assets	41	145	21	207

Total	1,509	7,384	453	9,346

Interest-bearing liabilities:
Deposit accounts	2,881	1,567	597	5,045
FHLB advances and other borrowings	1,201	1,641	598	3,440

Total	4,082	3,208	1,195	8,485

Net change in net interest income before provision for loan losses	$(2,573)	$4,176	$(742)	$861

Liquidity and Capital Resources at December 31, 2006

General.  Like other financial institutions, we must ensure that sufficient funds are available to meet deposit withdrawals, loan commitments, investment needs and expenses.  Control of our cash flow requires the anticipation of deposit flows and loan payments.  Our primary sources of funds are deposit accounts, FHLB advances and principal and interest payments on loans and investments.

We require funds in the short term to finance ongoing operating expenses, pay liquidating deposits, invest in loans and purchase investment securities.  We fund short-term requirements through advances from the FHLB, deposit growth, the sale of investments, and loan principal payments.  Long-term funds are required to invest in loans for our portfolio, purchase fixed assets and provide for the liquidation of deposits maturing in the future.  Long-term funding requirements are obtained from principal payments from maturing loans, the sale of loans and the sale of investments. Management has no plans to significantly change long-term funding requirements.

The following summarizes the Company’s contractual obligations, including certain on-balance-sheet and off-balance-sheet obligations, at December 31, 2006 (in thousands):

	Payments Due by Period

	Total	Less Than 1 Year	Greater Than 1Year, Up To 3 Years	Greater Than 3 Years, Up To 5 Years	More than 5 Years

FHLB advances – assumed final maturity	$179,700	$80,200	$10,000	$5,000	$84,500
Time deposit maturities	339,800	304,844	30,128	4,828	—
Junior subordinated debentures – assumed final maturity	5,155	—	—	—	5,155
Accrued Interest Payable	1,506	1,506	—	—	—
Other borrowings	500	—	73	125	302
Operating Leases	2,680	317	671	426	1,266
Loan Commitments	6,762	6,762	—	—	—
Standby Letters of Credit	1,453	1,453	—	—	—
Undisbursed construction and line of credit loans	50,312	50,312	—	—	—

Total	$587,868	$445,394	$40,872	$10,379	$91,223

During the year ended December 31, 2006, our sources of funds came primarily from net principal repayment of loans of $73.2 million; proceeds from the sale and repayments of securities of $30.0 million and sale of loans of $28.2 million.  We used cash to fund $62.7 million in loan purchases; the purchase of securities for $44.3 million; the repayment of FHLB advances of $21.1 million; $13.5 million in loans originated for sale; and the purchase of premises and equipment of $3.8 million.  Management believes that in the future, funds will continue to be obtained from the above sources.

At December 31, 2006, loans-in-process, or closed loans scheduled to be funded over a future period of time, totaled
$27.0 million.  Available lines of credit totaled $23.3 million; loans committed, but not closed, totaled $6.8 million, and standby letters of credit totaled $1.5 million. Funding for these amounts is expected to be provided by the sources described above.

In December 2006, the Bank’s average liquidity was 11.7%.  The Bank’s nine Central Florida branches, plus the two additional planned branches, are expected to generate deposits to provide liquidity for loan originations and other investments.  The Asset/Liability Management Committee meets regularly, and reviews liquidity levels to ensure that funds are available as needed.

We paid cash dividends per share of $.17 in 2006 and $.13 in 2005.  The payment of future dividends will depend on general economic conditions, as well as our overall performance, capital needs of our subsidiaries and regulatory restrictions.

At December 31, 2006, Federal Trust had $122,000 in cash in its account, which will be used primarily for cash dividend payments and operating expenses.  On January 31, 2007, Federal Trust exercised its option to purchase its corporate headquarters building in Sanford, Florida.  As part of our plan to exercise the purchase option, the Bank purchased the building from Federal Trust.  The Bank paid approximately $4.5 million for the building, which was Federal Trust’s book value of the building including the capitalized lease amount and leasehold improvements.  Federal Trust paid approximately $2.4 million for the purchase option of the building.  Of the remaining $2.1 million paid to Federal Trust from the Bank, approximately $500,000 was used to repay the balance of the revolving credit line and the remaining $1.6 million is available for future use by Federal Trust.  In addition, the full $8 million revolving credit line is available for liquidity needs of Federal Trust.

The following table is a reconciliation of the stockholders’ equity for the Bank calculated in accordance with accounting principles generally accepted in the United States of America (GAAP) to regulatory capital (in thousands):

	At December 31, 2006

	Tier I	Total Risk-Based

Bank’s stockholders’ equity in accordance with GAAP	$55,654	$55,654
Add (deduct):
Unrealized losses on investments	249	249
Excess mortgage servicing rights and excess net deferred tax assets	—	—
General valuation allowances	—	3,988

Regulatory capital	$55,903	$59,891

At December 31, 2006, the Bank exceeded each of its minimum capital requirements.

Results of Operations

Comparison of the Years Ended December 31, 2006 and 2005

General.  The Company had net earnings for 2006 of $3.4 million or $.38 per basic share and $.37 per diluted share compared to net earnings of $4.4 million or $.54 per basic and $.53 per diluted share for 2005.  The decrease in the net earnings in 2006 was due to increases in employee compensation and benefits and occupancy expense relating to our three new branches and the staffing of our Mortgage Company, together with decreases in net gains from sales of loans and securities available for sale, partially offset by an increase in net interest income.

Interest Income.  Interest income was $43.8 million in 2006 compared to $34.0 million in 2005.  Interest income on loans increased to $40.0 million in 2006 from $31.5 million in 2005.  The increase in interest income on loans in 2006 is attributable primarily to an increase in the yield earned on the loans outstanding during the year and to a lesser extent by an increase in the average amount of loans outstanding.  Interest income on securities increased to $3.2 million in 2006 from $2.0 million in 2005 as a result of an increase in the average balance of securities held by the Company and an increase in the yield earned on the securities.  Other interest income increased from $492,000 in 2005 to $721,000 during 2006.  Management expects the yield earned on the portfolios to fluctuate with general market interest rate movements.

Interest Expense.  Interest expense increased during 2006 to $28.1 million compared to $19.3 million in 2005, due to an increase in the average amount of deposit accounts and borrowings outstanding and an increase in the average rate paid.  Interest expense on deposits increased by $7.5 million in 2006 as a result of an increase in the average amount of deposits and an increase in average rate paid on deposits.  Interest expense on these accounts will increase or decrease according to the general level of interest rates.  Interest on borrowings increased to $8.0 million in 2006 from $6.7 million in 2005 due to an increase in the average rate paid on borrowings outstanding, offset by a small decrease in the average amount of borrowings.  Management expects to continue to use FHLB advances and other borrowings when the rates offered on such funds is favorable when compared to the rates paid on deposits in the local market.

Provisions for Loan Losses.  A provision for loan losses is charged to earnings based upon our evaluation of the inherent losses in the loan portfolio.  Our provisions for loan losses for 2006 were $639,000 compared to $650,000 in 2005 based on our evaluation of the loan portfolio.  Total loans declined by $74.3 million, or 11% in 2006.  Of this amount, $43.8 million were residential mortgage loans, $45.0 million in residential construction loans, $2.2 million in land development and construction loans, all offset by an increase of $21.8 million in non-residential estate loans.  As of December 31, 2006, 56% of our loan portfolio was in residential mortgage loans, which historically have had the lowest risk of loss in the overall portfolio, and as a result have had a lower reserve percentage applied to them based on historical loss percentages.

Total charge-offs were $39,000 in 2006 compared to recoveries of $21,000 on loans previously charged-off.  For 2005, total charge-offs and recoveries were $10,000 and $2,000, respectively.  At December 31, 2006, the allowance for loan losses was
$5.1 million, or .84% of year-end loans net, compared to $4.5 million or .71% of net loans at December 31, 2005.  Total non-accrual loans at December 31, 2006, increased to $12.0 million compared to $2.1 million at December 31, 2005. The amount needed in the allowance for loan losses for nonaccrual loans is based on the particular circumstances of the individual loans, including the type, amount, and value of the collateral, if any, and the overall composition and amount of the performing loans in the portfolio at the time of evaluation, and, as a result, will vary over time.

Other Income.  Other income decreased $307,000 to $2.2 million for the year ended December 31, 2006.  This decline was primarily the result of declines in gains on sales of loans and securities of $256,000 and other of $297,000, which includes a decline in prepayment loan fees of $136,000, loan servicing fee income of $184,000, and gains on dispositions of foreclosed assets of $69,000, offset by an increase in service charges and fees of $226,000.

Other Expense.  Other expense increased $2.7 million or 27% to $12.5 million for the twelve-month period ended
December 31, 2006, from $9.8 million for the same period in 2005.  Salary and employee benefits increased
$1.7 million and occupancy expense increased $413,000 primarily due to the staffing and opening of the branches in Lake Mary in January 2006, Port Orange in July 2006, Eustis in October 2006, increases in the lending staff, and the overall growth of the Company. Specifically, the three new branches that opened this year have added approximately $613,000 to our overhead expenses.  While our branch expansion plan will enhance franchise value, their positive effect on earnings will not be felt until the branches have been given an opportunity to mature and reach their respective efficiency levels. Professional expenses increased $121,000 primarily as a result of the proxy contest and lawsuit filed by Keefe Managers, LLC, regarding the election of directors at the 2006 Annual Meeting of Shareholders.  In addition, other volume and growth related expense increases included data processing expense of $117,000, marketing and advertising of $66,000, printing and stationary of $86,000, and $36,000 in telephone expense.

Income Taxes.  Income taxes decreased from $2.3 million (an effective tax rate of 34.1%) in 2005 to $1.4 million (an effective tax rate of 29.8%) in 2006.

Comparison of the Years Ended December 31, 2005 and 2004

General.  For 2005, net earnings were $4.4 million or $.54 per basic share and $.53 per diluted share compared to net earnings of $3.1million or $.43 per basic and $.42 per diluted share for 2004.  The improvement in the net earnings in 2005 was due to the non-cash, other-than-temporary impairment charge of approximately $1,055,000 recorded in December 2004, together with the increases in net interest income and other income in 2005, partially offset by an increase in other expenses.

The other-than-temporary impairment charge related to the Bank’s $9.5 million investment in Freddie Mac and Fannie Mae adjustable rate preferred stock.  These investment grade securities declined in value in 2004 due to the events at the Government Sponsored Enterprises (‘GSE’s’) coupled with the record low interest rates, which caused the dividend payment rate to decline from the original rates at the time of issuance.  The other-than-temporary impairment charge was recorded in 2004 since we were unable to determine at that time when and how much the preferred stock prices would recover.  Excluding the $659,000 after-tax effect of the charge, net earnings for 2004 would have been $3.7 million, or $.52 and $.51 per basic and fully diluted share, respectively.

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

Provisions for Loan Losses.  A provision for loan losses is charged to earnings based upon our evaluation of the inherent losses in the loan portfolio.  Our provisions for loan losses for 2005 were $650,000 compared to $1,180,000 in 2004 based on our evaluation of the loan portfolio.  Total loans grew by $106.7 million, or 20% in 2005.  Of this amount, $25.4 million were residential mortgage loans, $35.0 million in residential construction loans, $15.0 million in non-residential real estate loans and $24.6 million in land development and construction loans.  As of December 31, 2005, 63% of our loan portfolio was in residential mortgage loans, which historically have had the lowest risk of loss in the overall portfolio, and as a result have had a lower reserve percentage applied to them based on historical loss percentages.

Total charge-offs were $10,000 in 2005 compared to recoveries of $2,000 on loans previously charged-off.  For 2004, total charge-offs and recoveries were $154,000 and $30,000, respectively.  At December 31, 2005, the allowance for loan losses was $4.5 million, or .71% of year-end loans net, compared to $3.8 million or .74% of net loans at December 31, 2004.  Total non-accrual loans at December 31, 2005, decreased to $2.1 million compared to $2.6 million at December 31, 2004. The amount needed in the allowance for loan losses for nonaccrual loans is based on the particular circumstances of the individual loans, including the type, amount, and value of the collateral, if any, and the overall composition and amount of the performing loans in the portfolio at the time of evaluation, and, as a result, will vary over time.

Other Income.  Other income increased $142,000 to $2.5 million for the year ended December 31, 2005.  Included in other income for 2005, are $94,000 in net gains on disposition of foreclosed assets.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Asset /Liability Management

It is our objective to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies.  Management is responsible for monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix, stability and leverage of all sources of funds while adhering to prudent banking practices.  It is the overall philosophy of management to support asset growth through FHLB advances, borrowings, and most importantly, core deposits, which include deposits of all categories made by individuals, partnerships and corporations.  Management seeks to invest the largest portion of its assets in residential, commercial, and consumer loans.

The asset/liability mix is monitored on a monthly basis and a report reflecting interest-sensitive assets and interest-sensitive liabilities is prepared and presented to the Bank’s Board of Directors.  The objective of this policy is to control interest-sensitive assets and liabilities to minimize the impact of substantial movements in interest rates on our earnings.

Our profitability, like that of most bank holding companies and financial institutions, is dependent to a large extent upon its net interest income, which is the difference between our interest income on interest-earning assets, such as loans, mortgage-backed securities and investment securities, and our interest expense on interest-bearing liabilities, such as deposits and other borrowings. Financial institutions are affected by general changes in levels of interest rates and other economic factors beyond their control. At December 31, 2006, our cumulative, one-year interest sensitivity gap (the difference between the amount of interest-earning assets anticipated to mature or reprice within one year and the amount of interest-bearing liabilities anticipated to mature or reprice within one year) as a percentage of total assets was a negative 24.3%, while our three-month gap was virtually matched with $292.5 million assets and $289.9 million in liabilities scheduled or eligible for repricing. Generally, an institution with a negative gap would experience a decrease in net interest income in a period of rising interest rates or an increase in net interest income in a period of declining interest rates since there will be more liabilities than assets that will either mature or be subject to repricing within that period.  However, certain shortcomings are inherent in this rate sensitivity analysis.  For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different manners to changes in market interest rates. Therefore, no assurance can be given that we will be able to maintain our net interest-rate spread as market interest rates fluctuate.

We monitor our interest-rate risk through the Asset/Liability Committee which meets regularly and reports the results of the meetings to the Board of Directors. Our policy is to seek to maintain a balance between interest-earning assets and interest-bearing liabilities so that the cumulative one-year gap is within a range established by the Board of Directors and which we believe is conducive to maintaining profitability without incurring undue risk.  Our virtually matched three-month cumulative gap position at the end of 2006, will help reduce the negative impact of changes in interest rates in the first half of 2007.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2006, that are expected to reprice, based upon certain assumptions and contractual maturities, in each of the future periods shown. Adjustable-rate mortgage-backed securities are scheduled according to their next adjustment date, fixed-rate mortgage-backed securities are scheduled according to their maturity date, and equity securities are scheduled according to the date of their next dividend announcement (in thousands):

	Three Months or Less	More than Three Months to Six Months	More than Six Months to 12 Months	More than One Year to 3 Years	More than Three Years to 5 Years	More than Five Years to 10 Years	More than Ten Years	Total

Rate-sensitive assets:
Residential lending	$101,639	$67,207	$53,166	$150,343	$40,621	$5,520	$16,883	$435,379
Commercial and consumer lending	163,591	1,142	6,274	13,628	9,921	2,064	494	197,114
Mortgage-backed securities	879	878	3,771	6,733	2,944	5,084	6,990	27,279
Debt securities	7,470	—	2,340	1,060	535	14,212	2,652	28,269
Corporate equity securities	2,750	—	—	—	—	—	1,134	3,884
Trust preferred securities	5,000	—	—	—	1,500	—	—	6,500
FHLB stock	9,591	—	—	—	—	—	—	9,591
Interest-earning deposits	1,585	—	—	—	—	—	—	1,585

Total interest-earning assets	292,505	69,227	65,551	171,764	55,521	26,880	28,153	709,601

Rate-sensitive liabilities:
Deposits:
Demand, money-market and savings accounts	119,107	—	—	—	—	—	—	119,107
Time deposits	90,707	70,636	143,501	30,127	4,829	—	—	339,800
FHLB advances	71,000	17,200	81,500	10,000	—	—	—	179,700
Other borrowings	9,052	—	—	—	—	—	—	9,052

Total interest-bearing liabilities	289,866	87,836	225,001	40,127	4,829	—	—	647,659

Interest-sensitivity gap	$2,639	$(18,609)	$(159,450)	$131,637	$50,692	$26,880	$28,153	$61,942

Cumulative interest- sensitivity gap	$2,639	$(15,970)	$(175,420)	$(43,783)	$6,909	$33,789	$61,942

Cumulative interest-earning assets	$292,505	$361,732	$427,793	$599,047	$654,568	$681,448	$709,601

Cumulative interest-bearing liabilities	$289,866	$377,702	$602,703	$642,830	$647,659	$647,659	$647,659

Cumulative interest-sensitivity gap as a percentage of total assets	.4%	-2.2%	-24.3%	6.1%	1.0%	4.7%	8.6%
Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities	100.9%	95.8%	70.9%	93.2%	101.1%	105.2%	109.6%

Market Risk Management

Our market risk is the risk of loss of interest and principal that may result from changes in market prices and rates. A simple interest rate “gap” analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates.  Because gap analysis may not adequately address the interest rate risk, we also use simulation models to analyze net income sensitivity to movements in interest rates.  The measurement of market risk associated with financial instruments is meaningful only when related offsetting on- and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Accordingly, while the ALCO relies primarily on its asset liability structure to control interest rate risk, a sudden and substantial change in interest rates may adversely impact our earnings to the extent that the interest rates of our assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The ALCO also evaluates how the repayment of particular assets and liabilities is impacted by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market interest rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as “interest rate caps”) that limit changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest rate gap. The ability of many borrowers to service their debts also may decrease in the event of an interest rate increase.

Economic Value of Equity. We measure the impact of market interest rate changes on the net present value of estimated cash flows from our assets, liabilities and off-balance sheet items, defined as economic value of equity, using simulation models. These simulations assess the changes in the market value of interest rate sensitive financial instruments that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates.

At December 31, 2006, our economic value of equity exposure related to those hypothetical changes in market interest rates was within our current guidelines. The following table shows our projected change in economic value of equity for this set of rate shock at December 31, 2006 ($ in thousands).

Interest Rate Scenario	Economic Value	Percentage Change From Base	Percentage of Total Assets	Percentage of Equity Book Value

Up 200 basis points	$61,865	(16.17)%	8.65%	111.16%
Up 100 basis points	68,066	(7.76)	9.40	122.30
BASE	73,799	—	10.07	132.60
Down 100 basis points	78,552	6.44	10.61	141.15
Down 200 basis points	86,015	16.56	11.46	154.56

The computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, asset prepayments and deposit decay, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions we may undertake in response to changes in interest rates. Actual amounts may differ from the projections set forth above should market conditions vary from the underlying assumptions.

Net Interest Income Simulation. In order to measure interest rate risk at December 31, 2006, we used simulation models to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between net interest income forecasted using rising and falling interest rate scenarios and a net interest income using a base market interest rate derived from the current treasury yield curve. The income simulation models include various assumptions regarding the repricing relationship for each of our products. Many of our assets are floating rate loans, which are assumed to reprice immediately in proportion to a change in market rates as specified in the underlying contractual agreements. Accordingly, the simulation models use indexes to estimate these prepayments and reinvest the proceeds at current yields and historical experience at the Bank to estimate prepayments. Our non-term deposit products reprice more slowly, usually changing less than the change in market rates and at our discretion.

This analysis indicates the impact of changes in net interest income for the given set of rate changes and assumptions. It assumes the balance sheet remains static and that its structure does not change over the course of the year. It does not account for all factors that impact this analysis, including changes by management to mitigate the impact of interest rate changes or secondary impacts such as changes to our credit risk profile as interest rates change.

Furthermore, loan prepayment rate estimates and spread relationships change regularly. Interest rate changes create changes in actual loan prepayment rates that will differ from the market estimates incorporated in this analysis. Changes that vary significantly from the assumptions may have significant effects on our net interest income.

For the rising and falling interest rate scenarios, the base market interest rate forecast was increased and decreased over 12 months by 100 and 200 basis points. At December 31, 2006, our net interest income exposure related to these hypothetical changes in market interest rates was within current guidelines.  As shown in the table below, at December 31, 2006, we have positioned our balance sheet to result in a slight improvement in net interest income for 2007 if a market interest rates decrease ($ in thousands).

Interest Rate Scenario	Adjusted Net Interest Income	Percentage Change From Base

Up 200 basis points	$17,044	(3.80)%
Up 100 basis points	17,483	(1.30)
BASE	17,721	—
Down 100 basis points	17,763	0.20
Down 200 basis points	17,927	1.20

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Certain information required by this Item is included in Item 6 of Part II of this report under the heading “Selected Quarterly Financial Data” and is incorporated by reference.  All other information required by this Item is included in Item15 of Part IV of this Form 10-K and is incorporated into this Item by reference.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
($ in thousands, except per share amounts)

	At December 31,

	2006	2005

Assets
Cash and due from banks	$7,095	6,572
Interest-earning deposits	1,585	6,424

Cash and cash equivalents	8,680	12,996
Securities available for sale	65,558	50,080
Loans, less allowance for loan losses of $5,098 in 2006 and $4,477 in 2005	603,917	630,827
Accrued interest receivable	4,832	4,138
Premises and equipment, net	17,378	14,376
Foreclosed assets	36	556
Federal Home Loan Bank stock	9,591	10,273
Mortgage servicing rights, net	599	804
Bank-owned life insurance	7,231	6,964
Deferred tax asset	1,997	2,476
Other assets	3,145	1,926

Total assets	$722,964	735,416

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	$13,887	13,628
Interest-bearing demand deposits	51,584	51,682
Money-market deposits	64,458	78,371
Savings deposits	3,065	4,062
Time deposits	339,800	323,319

Total deposits	472,794	471,062
Federal Home Loan Bank advances	179,700	201,700
Other borrowings	1,393	4,100
Junior subordinated debentures	5,155	5,155
Capital lease obligation	2,504	2,764
Accrued interest payable	1,506	1,208
Official checks	1,933	1,589
Other liabilities	3,359	3,697

Total liabilities	668,344	691,275

Commitments and contingencies (Notes 5 and 11)
Stockholders’ equity:
Common stock, $.01 par value, 15,000,000 shares authorized; 9,351,542 and 8,299,343 shares issued in 2006 and 2005, respectively	94	83
Additional paid-in capital	43,858	33,679
Retained earnings	11,160	11,459
Unallocated ESOP shares (31,939 shares in 2006 and 21,789 shares in 2005)	(257)	(157)
Accumulated other comprehensive loss	(235)	(923)

Total stockholders’ equity	54,620	44,141

Total liabilities and stockholders’ equity	$722,964	735,416

See Accompanying Notes to Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings
(in thousands, except per share amounts)

	Year Ended December 31,

	2006	2005	2004

Interest income:
Loans	$39,885	31,484	23,034
Securities	3,236	2,001	1,290
Other	721	492	285

Total interest income	43,842	33,977	24,609

Interest expense:
Deposits	20,143	12,604	7,559
Other	7,971	6,732	3,292

Total interest expense	28,114	19,336	10,851

Net interest income	15,728	14,641	13,758
Provision for loan losses	639	650	1,180

Net interest income after provision for loan losses	15,089	13,991	12,578

Other income:
Service charges and fees	530	304	388
Gain on sale of loans held for sale	281	368	519
Gain on sale of securities available for sale	39	208	64
Rental income	330	304	262
Increase in cash surrender value of life insurance policies	241	247	262
Other	805	1,102	896

Total other income	2,226	2,533	2,391

Other-than-temporary impairment	—	—	(1,055)

Other expense:
Salary and employee benefits	6,931	5,203	4,892
Occupancy expense	2,036	1,623	1,502
Professional services	786	665	575
Data processing	773	656	637
Marketing and advertising	280	214	314
Other	1,655	1,430	1,414

Total other expense	12,461	9,791	9,334

Earnings before income taxes	4,854	6,733	4,580
Income taxes	1,444	2,297	1,491

Net earnings	$3,410	4,436	3,089

Earnings per share:
Basic	$0.38	0.54	0.43

Diluted	$0.37	0.53	0.42

See Accompanying Notes to Consolidated Financial Statements

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2006, 2005 and 2004
($ in thousands)

						Accumulated Other Compre- hensive Income (Loss)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Unallocated ESOP Shares		Total Stockholders’ Equity

	Shares	Amount

Balance at December 31, 2003	6,661,807	$67	22,069	5,629	(979)	(329)	26,457

Comprehensive income:
Net earnings	—	—	—	3,089	—	—	3,089
Change in net unrealized loss on securities available for sale, net of taxes of $195	—	—	—	—	—	349	349

Comprehensive income							3,438

Proceeds from sale of common stock, net of offering costs of $531	1,400,000	14	9,955	—	—	—	9,969
Issuance of common stock, stock options exercised	6	—	—	—	—	—	—
ESOP shares allocated (16,217 shares)	—	—	35	—	117	—	152
Dividends paid, $.09 per share	—	—	—	(629)	—	—	(629)

Balance at December 31, 2004	8,061,813	$81	32,059	8,089	(862)	20	39,387

Comprehensive income:
Net earnings	—	—	—	4,436	—	—	4,436
Change in net unrealized gain on securities available for sale, net of tax benefit of $569	—	—	—	—	—	(943)	(943)

Comprehensive income							3,493
Tax benefit related to exercise of stock options	—	—	169	—	—	—	169
Issuance of common stock, stock options exercised	237,530	2	989	—	—	—	991
ESOP shares allocated (27,586 shares)	—	—	131	—	199	—	330
ESOP shares sold (70,000 shares)	—	—	331	—	506	—	837
Dividends paid, $.13 per share	—	—	—	(1,066)	—	—	(1,066)

Balance at December 31, 2005	8,299,343	$83	33,679	11,459	(157)	(923)	44,141

(Continued)

See Accompanying Notes to Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity, Continued

Years Ended December 31, 2006, 2005 and 2004
($ in thousands)

						Accumulated Other Compre- hensive Income (Loss)

	Common Stock		Additional Paid-In Capital		Unallocated ESOP Shares		Total Stockholders’ Equity
				Retained Earnings
	Shares	Amount

Balance at December 31, 2005	8,299,343	$83	33,679	11,459	(157)	(923)	44,141

Comprehensive income:
Net earnings	—	—	—	3,410	—	—	3,410
Change in net unrealized loss on securities available for sale, net of tax benefit of $413	—	—	—	—	—	688	688

Comprehensive income							4,098
Issuance of common stock:
Options exercised	19,300	—	101	—	—	—	101
Private Equity Offering, net of offering costs of $639	850,000	8	7,853	—	—	—	7,861
Stock Dividend	182,899	2	2,074	(2,076)	—	—	—
ESOP shares purchased (9,715 shares)	—	1	100	—	(100)	—	1
Share based compensation	—	—	51	—	—	—	51
Dividends paid, $.17 per share	—	—	—	(1,633)	—	—	(1,633)

Balance at December 31, 2006	9,351,542	$94	43,858	11,160	(257)	(235)	54,620

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,

	2006	2005	2004

Cash flows from operating activities:
Net earnings	$3,410	4,436	3,089
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	806	690	664
Net amortization of premiums and discounts on securities	(81)	81	347
Amortization of mortgage servicing rights	245	403	385
Valuation allowance on mortgage servicing rights	—	(100)	30
Net amortization of loan origination fees, costs, premiums and discounts	1,257	982	1,108
Provision for loan losses	639	650	1,180
Other-than-temporary impairment	—	—	1,055
Loans originated for resale	(13,528)	(11,762)	(10,036)
Proceeds from sales of loans held for sale	28,213	24,776	29,151
Gain on sale of loans held for sale	(281)	(368)	(519)
Deferred income tax benefit	64	(788)	(673)
Gain on sale of securities available for sale	(39)	(208)	(64)
Increase in cash surrender value of life insurance policies	(267)	(247)	(262)
Share-based compensation	51	—	—
Allocate ESOP shares	—	330	152
Tax benefit from options	—	169	—
Cash provided by (used in) resulting from changes in:
Accrued interest receivable	(694)	(884)	(920)
Other assets	(1,219)	(947)	497
Accrued interest payable	298	397	284
Official checks	344	544	(567)
Other liabilities	(158)	(1,183)	1,233

Net cash provided by operating activities	19,060	16,971	26,134

Cash flows from investing activities:
Principal repayments, net of loans originated	73,238	80,031	33,291
Purchase of loans	(62,668)	(207,136)	(178,482)
Purchase of securities available for sale	(44,258)	(22,671)	(24,404)
Proceeds from principal repayments, calls and sales of securities available for sale	30,003	14,916	16,053
Net proceeds from the sale of foreclosed assets	520	324	1,748
Redemption (purchase) of Federal Home Loan Bank stock	682	(2,888)	(1,725)
Purchase of premises and equipment	(3,808)	(2,567)	(1,260)

Net cash used in investing activities	(6,291)	(139,991)	(154,779)

Cash flows from financing activities:
Net increase in deposits	1,732	66,946	89,486
Net (decrease) increase in Federal Home Loan Bank advances	(22,000)	58,000	36,000
Net (decrease) increase in other borrowings	(2,707)	3,215	(4,332)
Principal repayments under capital lease obligation	(260)	(285)	(285)
Net (decrease) increase in advance payments by borrowers for taxes and insurance	(180)	(103)	184
Dividends paid	(1,633)	(1,066)	(629)
Purchase of common shares for the ESOP	1	—	—
Net proceeds from the sale of common stock	7,962	1,828	9,969

Net cash (used in) provided by financing activities	(17,085)	128,535	130,393

Net (decrease) increase in cash and cash equivalents	(4,316)	5,515	1,748
Cash and cash equivalents at beginning of year	12,996	7,481	5,733

Cash and cash equivalents at end of year	$8,680	12,996	7,481

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued
(In thousands)

	Year Ended December 31,

	2006	2005	2004

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$27,816	18,939	10,567

Income taxes	$2,459	2,521	2,115

Noncash transactions:
Foreclosed assets acquired in settlement of loans	$36	554	1,067

Other comprehensive income (loss), net change in unrealized gain (loss) on securities available for sale, net of tax	$688	(943)	349

Securitization of loans held for sale	$—	2,538	—

Transfer of loans in portfolio to loans held for sale	$14,531	14,850	19,855

Mortgage servicing rights recognized upon sale of loans held for sale	$40	239	310

See Accompanying Notes to Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

At December 31, 2006 and 2005 and for Each of the Years
in the Three-Year Period Ended December 31, 2006

(1)	Organization and Summary of Significant Accounting Policies

Organization.  Federal Trust Corporation (“Federal Trust”) is the sole shareholder of Federal Trust Bank (the “Bank”) and Federal Trust Mortgage Company (“Mortgage Company”). Federal Trust operates as a unitary savings and loan holding company. Federal Trust’s business activities primarily include the operation of the Bank and the Mortgage Company.  The Bank is federally-chartered as a stock savings bank.  The Bank’s deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation. The Bank provides a wide range of banking services to individual and corporate customers through its nine offices located in Seminole, Orange, Volusia and Lake Counties, Florida.  The Mortgage Company was established in May 2005 and commenced operations in January 2006 to provide residential loan products for customers of the Bank, to close mortgage loans on behalf of certain third party purchasers, and to sell mortgage loans in the secondary market.

FTB Financial, Inc., a wholly-owned subsidiary of the Bank, provided investment services to customers of the Bank. FTB Financial, Inc. ceased operations in September 2003 and is currently inactive.

Basis of Financial Statement Presentation.  The consolidated financial statements include the accounts of Federal Trust, the Bank and the Mortgage Company (together, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles and prevailing practices within the banking industry. The following summarizes the more significant of these policies and practices.

Use of Estimates.  The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. The most significant estimates made by management that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of deferred tax assets. Actual results could differ from these estimates.

Cash and Cash Equivalents. For the purposes of reporting cash flows, cash and cash equivalents includes cash and due from banks and interest-earning deposits with maturities of three months or less.

The Bank is required by law or regulation to maintain cash reserves in the form of vault cash or in a noninterest-earning account with the Federal Reserve Bank or other qualified banks, based on its transaction deposit accounts.  These reserve balances at December 31, 2006 and 2005 were approximately $2,972,000 and $2,849,000, respectively.

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)	Organization and Summary of Significant Accounting Policies, Continued

Securities.  The Company may classify its securities as either trading, held to maturity or available for sale.  Trading securities are held principally for resale and recorded at their fair values.  Unrealized gains and losses on trading securities are included immediately in earnings.  Held-to-maturity securities are those which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost.  Available-for-sale securities consist of securities not classified as trading securities nor as held-to-maturity securities.  Unrealized holding gains and losses, net of tax, on available-for-sale securities are excluded from earnings and reported in accumulated other comprehensive loss.  A security is considered impaired if its fair value is less than its accumulated cost.  If the impairment is considered to be other-than-temporary, an impairment loss is recognized in earnings equal to the difference between the security’s cost and its fair value.  During the year ended December 31, 2004, the Company recorded an other-than-temporary loss of approximately $1,055,000 (see note 2).  Gains and losses on the sale of available-for-sale securities are recorded on the trade date and determined using the specific-identification method. Premiums and discounts on securities available for sale are recognized in interest income using the interest method over the period to maturity.

Loans.  Loans that management has the intent and the Company has the ability to hold until maturity or payoff, are reported at their outstanding unpaid principal balance, adjusted for premiums or discounts on loans purchased, charge-offs and recoveries, the allowance for loan losses and deferred fees and costs on originated loans.

Commitment and loan origination fees are deferred and certain direct loan origination costs are capitalized. Both are recognized in earnings over the contractual life of the loans, adjusted for estimated prepayments based on the Company’s historical prepayment experience. If the loan is prepaid, the remaining unamortized fees and costs are charged to earnings. Amortization is ceased on nonaccrual loans.

Loans are placed on nonaccrual status when the loan becomes more than 90 days past due as to interest or principal. When a loan is placed on nonaccrual status, the accrued and unpaid interest receivable is written off and the loan is accounted for on the cash or cost recovery method thereafter, until qualifying for return to accrual status.

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

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)	Organization and Summary of Significant Accounting Policies, Continued

Loans Held for Sale.  Loans originated that are intended to be sold in the secondary market are carried at the lower of cost or estimated fair value in the aggregate.  Net unrealized losses are recognized through a valuation allowance by charges to earnings.  The Company had approximately $1,142,000 and $1,055,000 of loans held for sale at December 31, 2006 and 2005, respectively, which are included in loans on the accompanying consolidated balance sheets and the fair value of these loans exceeded book value in the aggregate.  Loan origination fees are deferred and direct loan origination costs are capitalized until the related loan is sold, at which time the net fees are included in the gain on sale of loans held for sale in the consolidated statements of earnings.

Allowance for Loan Losses.  A number of factors are considered when establishing our allowance for loan losses.  For loan loss purposes, the loan portfolio is segregated into the following broad segments: residential real estate loans to United States citizens; residential real estate loans to foreign borrowers; commercial real estate loans; land development and construction loans; commercial business loans and other loans.  A general allowance for losses is then provided for each of the aforementioned categories, which consists of two components.  General loss percentages are calculated based upon historical analyses.  A supplemental portion of the allowance is calculated for inherent losses which probably exist as of the evaluation date even though they might not have been identified by the more objective processes used for the portion of the allowance described above.  This is due to the risk of error and/or inherent imprecision in the process.  This portion of the allowance is particularly subjective and requires judgments based on qualitative factors which do not lend themselves to exact mathematical calculations such as; trends in delinquencies and nonaccruals; migration trends in the portfolio; trends in volume, terms, and portfolio mix; new credit products and/or changes in the geographic distribution of those products; changes in lending policies and procedures; collection practices; examination results from bank regulatory agencies; external loan reviews, and our internal credit review function; changes in the outlook for local, regional and national economic conditions; concentrations of credit; and peer group comparisons.

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

Homogenous loans, such as installment and residential mortgage loans are not individually reviewed by management except in the case of delinquencies.  Reserves are established for each pool of loans based on the expected net charge-offs.  Loss rates are based on the average net charge-off history and an analysis of the risks and trend information by loan category.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Historical loss rates for commercial and consumer loans may be adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions or loss recognition.  Based on these procedures, management believes that the allowance for loan losses is adequate to absorb estimated loan losses associated with the loan portfolio at December 31, 2006.  Actual results could differ from these estimates.  However, since the allowance is affected by management’s judgments and uncertainties, there is the likelihood that materially different amounts would be reported under different conditions or assumptions.  To the extent that the economy, collateral values, reserve factors, or the nature and volume of problem loans change, we may need to adjust the provision for loan losses.  In addition, federal regulatory agencies, as an integral part of the examination process, periodically review our allowance for loan losses.  Such agencies may require us to recognize additions to the allowance level based upon their judgment of the information available to them at the time of their examination.  Material additions to our provision for loan losses would result in a decrease in net earnings and capital.

At December 31, 2006, the allowance for loan losses was $5.1 million, or 42.6% of non-performing loans and .84% of total loans net of loans in process (“LIP”) compared to $4.5 million, or 211.4% of non-performing loans and .71% of total loans net of LIP at December 31, 2005.  The allowance at December 31, 2006, consisted of reserves for the performing loans in the portfolio and reserves against certain loans based on management’s evaluation of these loans.  As the amount of commercial loans in the portfolio continues to increase, the allowance will be adjusted accordingly.

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

Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized costs.  Impairment is determined by stratifying rights into tranches based on predominant risk characteristics, such as interest rate, loan type and investor type.  Impairment is recognized through a valuation allowance account, to the extent that all or a portion of the impairment no longer exists based on the fair value, a reduction of the allowance may be recorded as an increase to income.  There was no valuation allowance at December 31, 2006 or December 31, 2005.

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

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)	Organization and Summary of Significant Accounting Policies, Continued

Derivative Financial Instruments. Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended by SFAS No. 149, Amendment of Statements 133 on Derivative Instruments and Hedging Activities (“SFAS 149”), establishes accounting and reporting standards for derivative instruments and requires an entity to recognize all derivatives as either assets or liabilities in the Consolidated Balance Sheets and measure those instruments at fair value.  Presently the Company does not hedge derivatives and the changes in the fair value of derivatives must be adjusted through income.

In the normal course of business, the Company sells originated mortgage loans to other correspondent banks and into the secondary mortgage loan markets.  The Company maintains a risk management program to protect and manage interest-rate risk and pricing associated with its mortgage commitment pipeline.  The Company’s mortgage commitment pipeline may, at times, include interest-rate lock commitments (“IRLCs”) that have been extended to borrowers who have applied for loan funding and met certain defined credit and underwriting standards.  IRLC’s could include fixed-rate, adjustable-rate, or floating-rate derivative loan commitments. During the term of the IRLCs, the Company may be exposed to interest-rate risk, in that the value of the IRLCs may change significantly before the loans close.  To mitigate this interest-rate risk, the Company enters into loan sale agreements that require the Company to deliver an individual mortgage of a specified principal amount and quality to an investor if the loan to the underlying borrower closes.  In accordance with SFAS 133 the Company classifies and accounts for IRLCs as nondesignated derivatives if the loan that will result from the exercise of that commitment will be held for sale upon funding.  The loan sale agreements currently negotiated by the Company are termed a “best efforts contract” referring to a loan sales agreement that commits to deliver an individual mortgage loan of a specified principal amount and quality if the loan to the underlying borrower closes but does not require or permit net settlement.  Loan sale agreements with this characteristic are not considered derivatives.

At December 31, 2006, the Company had $649,000 in IRLC’s.  All of those IRLC’s were floating derivative loan commitments and the Company estimates the fair value of floating derivative loan commitments to be zero as long as the creditworthiness of the borrower remains unchanged.

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

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)	Organization and Summary of Significant Accounting Policies, Continued

Stock Compensation Plans.  Prior to January 1, 2006, the Company’s stock option plans were accounted for under the recognition and measurement provisions of Accounting Principals Board Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure) (collectively SFAS 123).  No stock-based employee compensation cost was recognized in the Company’s Consolidated Statements of Earnings through December 31, 2005, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).  Under the fair value recognition provisions of SFAS 123(R), the Bank recognizes stock-based compensation in salaries and employee benefits in the accompanying consolidated statement of earnings as the options vest.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s earnings before income taxes for the twelve-months ended December 31, 2006, was approximately $51,000 lower than if it had continued to account for share-based compensation as under Opinion 25.

In addition, prior to the adoption of SFAS 123(R), the tax benefits of stock options exercised were classified as operating cash flows.  Since the adoption of SFAS 123(R), tax benefits resulting from tax deductions in excess of the compensation cost recognized for options are classified as financing cash flows.  The prior period cash flow statement was not adjusted to reflect current period presentation.

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

	Year Ended December 31,

	2006	2005	2004

Unrealized holding gains (losses) on securities available for sale	$1,142	(1,304)	(447)
Reclassification adjustment for gains realized in earnings	(39)	(208)	(64)
Reclassification adjustment for other than temporary impairment realized	—	—	1,055

Net change in unrealized amount	1,103	(1,512)	544
Income taxes (benefit)	415	(569)	195

Net amount	$688	(943)	349

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)	Organization and Summary of Significant Accounting Policies, Continued

Earnings Per Share of Common Stock.  The Company follows the provisions of SFAS No. 128, Earnings Per Share (“SFAS No. 128”), which provides accounting and reporting standards for calculating earnings per share.  Basic earnings per share of common stock have been computed by dividing the net earnings for the year by the weighted-average number of shares outstanding. Shares of common stock purchased by the Company’s Employee Stock Ownership Plan (“ESOP”) are considered outstanding when the shares are allocated to participants.  Diluted earnings per share is computed by dividing net earnings by the weighted-average number of shares outstanding including the dilutive effect of stock options and stock units computed using the treasury stock method.  For comparative purposes, we have made proportionate adjustments to the number of shares of common stock, and in the purchase price per share of the stock option for the 2% stock dividend declared on April 25, 2006 for shareholders of record on June 1, 2006.  The following table presents the calculation of basic and diluted earnings per share of common stock (in thousands, except basic and diluted per share amounts):

	Year Ended December 31,

	2006	2005	2004

Weighted-average shares outstanding before adjustment for unallocated ESOP shares	9,027	8,361	7,357
Adjustment to reflect the effect of unallocated ESOP shares	(32)	(92)	(134)

Weighted-average shares outstanding for basic earnings per share	8,995	8,269	7,223

Basic earnings per share	$.38	.54	.43

Basic earnings per share before restatement for stock dividend		.55	.44

Total weighted-average shares outstanding for basic earnings per share computation	8,995	8,269	7,223
Additional dilutive shares using the average market value for the period utilizing the treasury stock method regarding stock options and stock units	140	127	184

Weighted-average shares and equivalents outstanding for diluted earnings per share	9,135	8,396	7,407

Diluted earnings per share	$.37	.53	.42

Diluted earnings per share before restatement for stock dividend		.54	.43

Income Taxes.  Federal Trust, the Bank, and the Mortgage Company file a consolidated income tax return. Income taxes are allocated between Federal Trust, the Bank, and the Mortgage Company as though separate income tax returns were filed.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principals, and expands disclosures about fair value measurements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Management is in the process of evaluating the impact of SFAS 157 and does not anticipate it will have a material impact on the Company’s financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 133 and 140 (“SFAS 156”), which permits, but does not require an entity to account for one or more classes of servicing rights (i.e., mortgage servicing rights) at fair value, with the changes in fair value recorded in the consolidated statement of earnings.  This statement was effective as of January 1, 2007.  The adoption of SFAS 156 had no effect on the Company.

In July 2006, the FASB issued FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes –an interpretation of FASB Statement No. 109 (“FIN 48”.)  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  This Interpretation was effective for fiscal years beginning after December 15, 2006.  The adoption of FIN 48 had no effect on the Company.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, and amendment of FASB Statements No. 87, 88, 106, and 132(R), (“SFAS 158”) which requires the recognition of a plan’s over-funded or under-funded status as an asset or liability with an offsetting adjustment to Accumulated Other Comprehensive Income (Loss) (OCI).  SFAS 158 required the determination of the fair values of a plan’s assets at a company’s year-end and recognition of actuarial gains and losses, prior service costs or credits, and transition assets or obligations as a component of OCI.  This statement was effective as of December 31, 2006.  The adoption of SFAS 158 had no effect on the Company.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (“SAB 108”).  SAB 108 expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements.  SAB 108 states that in evaluating the materiality of financial statement misstatements, a bank must quantify the impact of correcting misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements.  SAB 108 was effective for the fiscal years ended after November 15, 2006.  The adoption of SAB 108 had no effect on the Company.

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)	Organization and Summary of Significant Accounting Policies, Continued

In July 2006, the FASB issued FASB Staff Position No. FAS 13-2 Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction (“FSP”) concurrently with FIN 48.  This FSP amends SFAS  No. 13, Accounting for Leases to require the lesser in a leveraged-lease transaction to recalculate the leveraged lease when there is a change or projected change in the timing of the realization of tax benefits generated by that leveraged-lease.  The guidance in this FSP is to be applied to fiscal years beginning after December 15, 2006.  The adoption of FSP had no effect on the Company.

In February 2006, the FASB issued SFAS No. 155 Accounting for Certain Hybrid Financial Instruments (“SFAS 155”) amending SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation.  It also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133 and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or are hybrid financial instruments that contain embedded derivatives requiring bifurcation.  This statement was effective for all financial instruments acquired or issued after the beginning of the entity’s first fiscal year that begins after September 15, 2006.  The adoption of SFAS 155 had no effect on the Company’s financial condition or results of operations.

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(2)	Securities Available for Sale

All securities have been classified as available for sale by management. The amortized cost and estimated fair values of securities available for sale are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

At December 31, 2006:
Mortgage-backed securities	$27,268	135	(443)	26,960
Municipal bonds	13,941	129	(14)	14,056
Corporate equity securities	3,886	23	—	3,909
U.S. government agency securities	8,852	32	(29)	8,855
Corporate bonds	5,476	40	(227)	5,289
Trust preferred securities	6,511	—	(22)	6,489

	$65,934	359	(735)	65,558

At December 31, 2005:
Mortgage-backed securities	$22,328	6	(527)	21,807
Municipal bonds	12,434	45	(158)	12,321
Corporate equity securities	6,494	—	(408)	6,086
U.S. government agency securities	4,842	—	(44)	4,798
Corporate bonds	5,461	—	(393)	5,068

	$51,559	51	(1,530)	50,080

The amortized cost and estimated fair values of securities available for sale at December 31, 2006 by contractual maturity are detailed below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Amortized Cost	Fair Value

Due after one year up to five years	$4,572	4,611
Due after five years up to ten years	14,102	13,964
Due after ten years	16,106	16,114
Mortgage-backed securities	27,268	26,960
Corporate equity securities	3,886	3,909

	$65,934	65,558

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(2)	Securities Available for Sale, Continued

The following summarizes sales of securities (in thousands):

	Year Ended December 31,

	2006	2005	2004

Proceeds from sales	$17,767	5,315	9,352

Gross gains from sales	$88	215	114
Gross losses from sales	(49)	(7)	(50)

Net gain	$39	208	64

Information pertaining to securities with gross unrealized losses at December 31, 2006 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows (in thousands):

	Less Than Twelve Months		Over Twelve Months

	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

At December 31, 2006:
Mortgage-backed securities	$(2)	262	(441)	15,676
Municipal bonds	(7)	2,078	(7)	738
U.S. government agency securities	(8)	1,332	(21)	4,533
Corporate Bonds	—	—	(227)	1,773
Trust preferred securities	(22)	6,489	—	—

	$(39)	10,161	(696)	22,720

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

During 2004, the Company recorded an other-than-temporary impairment write-down of approximately $1,055,000.  The charge related to the Company’s $9.5 million investment in Freddie Mac and Fannie Mae adjustable rate preferred stock.  These investment grade securities declined in value in 2004 due to events at Freddie Mac and Fannie Mae coupled with the record low interest rates which caused the dividend payment rate to decline from the original rates at the time of issuance.

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(2)	Securities Available for Sale, Continued

During 2005, the Company sold 42,000 shares of Freddie Mac and Fannie Mae preferred stock with a total book value of $2.0 million and recognized a net loss on the sales of less than $6,000.  During 2006, we sold the remaining 93,000 shares of Freddie Mac preferred stock with a total book value of $3.7 million and recognized a net loss of less than $24,000.  In 2006 we also sold 135,000 shares of Fannie Mae preferred stock with a total book value of $5.7 million and recognized a net loss of approximately $24,000.  At December 31, 2006, the par value, carrying value and market value of the remaining Fannie Mae preferred stock was $2.8 million.

At December 31, 2006, the Company has twenty mortgage-backed securities, four municipal bonds, five U.S. government agency securities, four trust preferred securities, and one corporate bond with unrealized losses.  Management believes these unrealized losses relate to changes in interest rates and not credit quality.  Management also believes the Company has the ability to hold these securities until maturity or for the foreseeable future and therefore no declines are deemed to be other-than-temporary.

(3)	Loans

The components of loans are summarized as follows (in thousands):

	At December 31,

	2006	2005

Residential lending:
Mortgages (*)	$356,133	399,973
Lot loans	42,676	40,203
Construction	36,570	81,572

Total Residential lending	435,379	521,748

Commercial lending:
Real Estate Secured	93,095	71,253
Land, Development and Construction	88,586	90,794
Commercial loans	15,308	22,529

Total Commercial lending	196,989	184,576

Consumer loans	125	447

Total loans	632,493	706,771

Add (deduct):
Allowance for loan losses	(5,098)	(4,477)
Net premiums, discounts, deferred fees and costs	3,567	4,584
Undisbursed portion of loans in process	(27,045)	(76,051)

Loans, net	$603,917	630,827

(*)	Includes approximately $1,142,000 and $1,055,000 of loans held for sale at December 31, 2006 and 2005, respectively.

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(3)	Loans, Continued

The following is a summary of information regarding nonaccrual and impaired loans (in thousands):

	At December 31,

	2006	2005

Nonaccrual loans	$11,970	2,118

Accruing loans past due ninety days or more	$—	—

Recorded investment in impaired loans for which there is a related allowance for loan losses	$8,623	2,118

Recorded investment in impaired loans for which there is no related allowance for loan losses	$—	—

Allowance for loan losses related to impaired loans	$2,327	318

	Interest Income Recognized and Received on Impaired Loans	Average Net Recorded Investment in Impaired Loans

For the Year Ended December 31:
2006	$46	3,821

2005	$132	2,298

2004	$122	4,181

Non-accrual loans at December 31, 2006, were $12.0 million. Included in the total were $4.0 million in construction loans to 27 individual borrowers for single family homes, substantially all of which are in Lee County, Florida.  Construction on eight of these loans, with a balance of $1.5 million, is either completed or in process. Construction has not commenced on the remaining nineteen loans with a total balance of $2.5 million. We are in the process of negotiating with all of these borrowers to either extend the loans or to convert the credit to a lot loan for future sale or construction.  In others, we have commenced foreclosure.

The December 31, 2006 non-accrual loans also include $3.1 million in residential mortgages.  Of this total, $2.3 million is comprised of foreign national borrowers, a majority of whom reside in the United Kingdom.  These loans are for fifteen residential properties all located in Central Florida, of which ten are for single family residences, four are for condominiums and one is a lot loan. The increase in the foreign national delinquencies was due to a slowdown in the market for investor properties in and around the Central Florida resort areas and the well publicized increase in Florida property taxes and hazard insurance on these investment properties.  The Bank has had extensive experience and has been very successful over the past ten years with our foreign national loan product.  Because of the location and size of these residential properties and our prior experience with this product, we believe the current delinquencies will be successfully resolved with minimal losses.

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(3)	Loans, Continued

Included in the $4.8 million of commercial non-accrual loans is a $4.0 million or 14% participation in a loan secured by several contiguous residential parcels fronting the Gulf of Mexico, in the Florida panhandle. The borrower is planning to develop the site for a high rise residential condominium project. Due to the weakness in the Florida panhandle condominium market and the effects of hurricane Katrina in 2005, the borrower has delayed construction and is seeking additional equity investors. Foreclosure action has been initiated, however, negotiations are continuing with the borrower for an acceptable workout plan.

Management is aggressively pursuing resolutions to these non-performing assets as quickly as possible. While we do not expect to recover all of the past due interest and principal balances on the loans discussed above, the amount and timing of losses cannot be determined at the present time and we believe that the allowance for loan losses is adequate to absorb potential losses on the loans, all of which are all secured by real estate in Florida.

The activity in the allowance for loan losses is as follows (in thousands):

	For the Year Ended December 31,

	2006	2005	2004

Balance at beginning of year	$4,477	3,835	2,779
Provision for loan losses	639	650	1,180
Charge-offs	(39)	(10)	(154)
Recoveries	21	2	30

Balance at end of year	$5,098	4,477	3,835

The Company originates real estate, consumer and commercial loans primarily in its Central Florida market area but also purchases loans on real estate throughout the continental United States.  In 2006, all of the loans purchased were on real estate in Florida.  Although the Company has a diversified loan portfolio, a substantial portion of its borrowers’ ability to honor their contracts is dependent upon the real estate values and the economy of Florida. The Company does not have a significant exposure to any individual customer or counterparty.

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

Loans serviced for other entities are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were approximately $56.1 million and $69.3 million at December 31, 2006 and 2005, respectively.

Loan servicing income, net of amortization of mortgage servicing rights, was approximately $133,000, $317,000, and $75,000 for the years ended December 31, 2006, 2005 and 2004, respectively and is included in other noninterest income on the consolidated statements of earnings.

The balance and fair value of capitalized servicing rights, net of valuation allowances, at December 31, 2006 and 2005, was approximately $599,000 and $804,000, respectively.  The fair value of servicing rights at December 31, 2006 was determined using discount rates ranging from 8% to 12.5% and prepayment speeds (“PSA”) ranging from 241 to 590, depending upon the stratification of the specific right.

The following summarizes mortgage servicing rights capitalized and amortized, along with the aggregate activity in related valuation allowances (in thousands):

	Year Ended December 31,

	2006	2005	2004

Mortgage servicing rights capitalized	$40	239	310
Mortgage servicing rights amortized	245	403	385
Valuation (credits) provisions during year	—	(100)	30
Valuation allowances at year-end	—	—	100

The Company also owns loans serviced by other entities. These loans totaled approximately $266.8 million and $298.2 million at December 31, 2006 and 2005, respectively.

(5)	Premises and Equipment

Premises and equipment consists of the following (in thousands):

	At December 31,

	2006	2005

Land	$3,183	3,141
Bank premises under capital lease	3,490	3,490
Buildings and improvements	7,966	5,011
Leasehold improvements	3,255	2,876
Furniture, fixtures and equipment	3,731	3,287

Total	21,625	17,805
Less accumulated depreciation and amortization	(4,247)	(3,429)

Premises and equipment, net	$17,378	14,376

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(5)	Premises and Equipment, Continued

Accumulated depreciation of approximately $344,000 and $264,000 at December 31, 2006 and 2005, respectively related to bank premises under capital lease.

The Company opened three new branches during 2006.  The Lake Mary branch opened in January 2006.  In July 2006, the Port Orange branch opened followed by Eustis, our first branch in Lake County, which opened in October 2006.  While our branch expansion will enhance franchise value, their positive effect on earnings will not be realized until the branches have been given an opportunity to mature and reach their respective efficiency levels.  We remain on target for the construction and opening of two additional branch offices in the second half of 2007.  Our branch expansion plan will pay dividends from a franchise value because of the strategic placement of the new locations in desirable high growth markets.  After the completion of our branch expansion plan, our full focus will be on maximizing earnings.

The Company leases its administrative office building and the lease qualifies as a capital lease.  The lease term for the building is fifteen years with fixed annual lease payments and an option to purchase the building for $1 at the end of the term.  In January 2007, the Company elected to exercise a purchase option in the lease agreement and acquired the administrative office building located in Sanford, Florida for approximately $2.4 million.

The Company leases the office space for two branch offices, and has a ground lease for the new Lake Mary branch that opened in the first week of January 2006.  Each of these leases is accounted for as operating leases.  At one of the locations, a portion of the leased space on the second floor was subleased to an unrelated business.  The terms of these leases are for up to twenty years and the leases contain escalation clauses and renewal options.  Rent expense under operating leases was approximately $298,000, $333,000 and $264,000 for the years ended December 31, 2006, 2005 and 2004, respectively. At December 31, 2006, future minimum payments under operating leases are as follows (in thousands):

Year Ending December 31,	Amount

2007	$315
2008	329
2009	342
2010	355
2011	71
Thereafter	1,197

$2,609

The Company also leases space to third parties in its administration building and pays a fee to a third party to manage the property.  The Company recognized approximately $330,000, $304,000 and $262,000 in rental income during the years ended December 31, 2006, 2005 and 2004, respectively.

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(6)	Deposits

At December 31, 2006 and 2005, time deposits of $100,000 or more were approximately $182.5 million and $198.6 million, respectively.  At December 31, 2006 the scheduled maturities of time deposits are as follows (in thousands):

Year Ending December 31,	Amount

2007	$304,844
2008	24,114
2009	6,013
2010	953
2011	3,876

$339,800

          Interest expense on deposits is as follows (in thousands):

	Year Ended December 31,

	2006	2005	2004

Interest-bearing demand deposits	$1,865	1,369	598
Money-market accounts	2,927	2,237	1,421
Savings accounts	60	70	110
Time deposits, net of penalties	15,291	8,928	5,430

Total interest expense on deposits	$20,143	12,604	7,559

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(7)	Federal Home Loan Bank Advances

A summary of advances from the Federal Home Loan Bank of Atlanta (“FHLB”) are as follows ($in thousands):

Maturing During the Year Ending December 31,	Interest Rate		At December 31,

			2006	2005

2006	3.13		$—	$5,000
2006	3.79		—	5,000
2006	4.34		—	10,000
2006	4.37		—	10,000
2006	4.43		—	12,500
2007	2.01	(2)	—	—
2007	3.86		12,500	12,500
2007	4.08		5,000	5,000
2007	4.15		5,000	5,000
2007	5.16		5,000	—
2007	5.22		2,200	2,200
2007	5.29		5,000	—
2007	5.33		15,000	—
2007	5.35		10,000	—
2007	5.38		5,000	—
2007	5.50	(1)	10,500	—
2009	2.05	(3)	—	5,000
2009	3.11	(3)	—	10,000
2009	4.81	(4)	5,000	—
2009	5.35		5,000	—
2010	3.88	(5)	—	15,000
2011	4.31	(6)	5,000	—
2011	4.73	(4)	5,000	—
2014	2.93	(3)	—	5,000
2014	3.03	(7)	11,500	11,500
2014	3.22	(6)	25,000	25,000
2015	3.19	(8)	8,000	8,000
2015	3.29	(9)	10,000	10,000
2015	3.51	(3)	—	5,000
2015	3.77	(10)	5,000	5,000
2015	3.77	(3)	—	5,000
2015	3.77	(3)	5,000	5,000
2015	3.89	(3)	—	5,000
2015	3.99	(11)	15,000	15,000
2015	4.00	(12)	5,000	5,000

			$179,700	$201,700

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(7)	Federal Home Loan Bank Advances, Continued

	(1)	Daily advance.
	(2)	Called by the FHLB in June 2005.
	(3)	FHLB has the option to call every three months.
	(4)	FHLB has the option to call every three months beginning in August 2007.
	(5)	FHLB had a one-time call option in June 2006.
	(6)	FHLB has the option to call every three months beginning in December 2007.
	(7)	FHLB has the option to call every three months beginning in September 2007.
	(8)	FHLB has the option to call every three months beginning in January 2007.
	(9)	FHLB has the option to call every three months beginning in February 2007.
	(10)	FHLB has a one-time call option in May 2009.
	(11)	FHLB has the option to call every three months beginning in November 2007.
	(12)	FHLB has the option to call every three months beginning in October 2007.

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

(8)	Other Borrowings

In 2004, the Company signed a loan agreement with a correspondent bank.  Under the loan agreement, the Company was able to borrow up to $6,000,000 under a revolving line of credit (“LOC”) for general operations and up to $2,000,000 on a separate nonrevolving line of credit (“ESOP LOC”) for common stock purchases relating to the Company’s Employee Stock Ownership Plan.  The lines were secured by all of the Bank’s common stock and both had interest rates of prime minus 12.5 basis points, as long as the Bank maintained certain loan-to-book value percentages.  The loan agreement also had other covenants that the Company was required to meet.

During 2005, the Company renegotiated and extended the revolving line of credit with the correspondent bank.  Under the new agreement, the Company can borrow up to $8,000,000 at a rate of prime minus one-half of one percent (1/2%) as long as the Company maintains certain loan-to-company book value percentages.  The loan has a two-year revolving period and an eight-year term.  The LOC loan agreement also has certain covenants that the Company is required to meet.  At December 31, 2005, $677,000 of the outstanding balance on the revolving line of credit was to fund the ESOP loan.

In April 2006, the Company paid off the outstanding revolving line of credit at the correspondent bank with proceeds from the private equity offering completed in the same month.  There was a balance of $500,000 on the line of credit at December 31, 2006.  In February 2007, after the purchase of the Sanford headquarters building by the Bank, the balance outstanding on the line of credit was repaid.

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(8)	Other Borrowings, continued

The following summarizes the balances and other information pertaining to these loans at December 31, 2006 ($in thousands):

	Outstanding Balance at December 31,		Available Balance at December 31, 2006	Interest Rate at December 31, 2006	Interest Due	Principal Due

	2006	2005

LOC	$500	4,100	7,500	7.75%	Quarterly	Beginning in November 2008 – principal amortizes over 8 year schedule-due November 2015

The outstanding balance on the revolving line of credit was paid off on February 2, 2007 and the $8 million revolving credit facility was retained.

Included in other borrowings at December 31, 2006, is an overnight sweep account with a customer totaling $893,000.

Total interest expense on other borrowings for the years ended December 31, 2006, 2005 and 2004, was approximately $104,000, $58,000 and $124,000, respectively.

(9)	Junior Subordinated Debentures

In 2003, Federal Trust Statutory Trust I (the “Statutory Trust I”) was formed for the sole purpose of issuing $5,000,000 of trust preferred securities.  In accordance with Financial Accounting Standards Interpretation No. 46 Consolidation of Variable Interest Entities, Federal Trust accounts for Statutory Trust I under the equity method of accounting.

In 2003, Statutory Trust I sold adjustable-rate Trust Preferred Securities due September 17, 2033 in the aggregate principal amount of $5,000,000 (the “Trust Preferred Securities”) in a pooled trust preferred securities offering. The interest rate on the Trust Preferred Securities adjusts quarterly, to a rate equal to the then current three-month London Interchange Bank Offering Rate (“LIBOR”), plus 295 basis points (8.31% at December 31, 2006). In addition, Federal Trust contributed capital of $155,000 to Statutory Trust I for the purchase of the common securities of Statutory Trust I.  The proceeds from these sales were paid to Federal Trust in exchange for $5,155,000 of its adjustable-rate Junior Subordinated Debentures (the “Debentures”) due September 17, 2033. The Debentures have the same terms as the Trust Preferred Securities. The sole asset of Statutory Trust I, the obligor on the Trust Preferred Securities, is the Debentures.

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

(9)	Junior Subordinated Debentures, continued

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

Federal Home Loan Bank Advances -Fair value for Federal Home Loan Bank advances are estimated using an asset liability model acquired from an outside vendor, which utilizes current rates for similar borrowings.

Other Borrowings and Junior Subordinated Debentures - Fair values of these borrowings are estimated using an asset liability model acquired from an outside vendor, which utilizes current rates for similar borrowings.

Off-Balance Sheet Instruments - Fair values for off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows (in thousands):

	At December 31,

	2006		2005

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$8,680	8,680	12,996	12,996
Securities available for sale	65,558	65,558	50,080	50,080
Loans, net	603,917	608,234	630,827	634,435
Federal Home Loan Bank stock	9,591	9,591	10,273	10,273
Accrued interest receivable	4,832	4,832	4,138	4,138
Mortgage servicing rights	599	688	804	804
Financial liabilities:
Deposits	$472,794	473,051	471,062	469,751
Federal Home Loan Bank advances	179,700	179,551	201,700	199,302
Other borrowings	1,393	1,393	4,100	4,100
Junior subordinated debentures	5,155	5,155	5,155	5,166
Accrued interest payable	1,506	1,506	1,208	1,208
Off-Balance Sheet financial instruments	—	—	—	—

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(11)	Off-Balance Sheet Financial Instruments

The Company has outstanding at any time a significant number of commitments to extend credit. These arrangements are subject to strict credit control assessments and each customer’s credit worthiness is evaluated on a case-by-case basis. A summary of the contractual amounts of off-balance sheet commitments which approximate fair value is as follows (in thousands):

	At December 31

	2006	2005

Commitment to extend credit	$6,762	14,518

Unused lines of credit	$23,267	10,517

Standby letters of credit	$1,453	7,962

Undisbursed portion of construction loans in process	$27,045	76,051

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Those letters-of-credit are primarily issued to support public and private borrowing arrangements.  Essentially, all letters of credit issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. At December 31, 2006, the Company had commitments of approximately $1.5 million in standby letters of credit, of which approximately 73% is to one commercial loan customer and was secured by real estate.

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

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(12)	Income Taxes

Allocation of Federal and state income taxes between current and deferred portions is as follows (in thousands):

	Current	Deferred	Total

Year Ended December 31, 2006:
Federal	$1,178	55	1,233
State	202	9	211

Total	$1,380	64	1,444

Year Ended December 31, 2005:
Federal	$2,648	(673)	1,975
State	437	(115)	322

Total	$3,085	(788)	2,297

Year Ended December 31, 2004:
Federal	$1,844	(575)	1,269
State	320	(98)	222

Total	$2,164	(673)	1,491

The effective tax rate was different than the statutory Federal income tax rate. A summary and the reasons for the difference are as follows ($in thousands):

	Year Ended December 31,

	2006		2005		2004

	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings

Tax provision at statutory rate	$1,650	34.0%	$2,289	34.0%	$1,557	34.0%
Increase (decrease) in tax resulting from:
State income taxes, net of federal income tax benefit	139	2.9	213	3.2	147	3.2
Tax-exempt income	(276)	(5.7)	(150)	(2.2)	(156)	(3.4)
Officers’ life insurance, meals and entertainment and other permanent items	(69)	(1.4)	(55)	(0.9)	(57)	(1.2)

	$1,444	29.8%	$2,297	34.1%	$1,491	32.6%

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(12)	Income Taxes, Continued

The tax effects of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts which give rise to significant portions of deferred tax assets and liabilities, are as follows (in thousands):

	At December 31,

	2006	2005

Deferred tax assets:
Allowance for loan losses	$1,847	$1,559
Deferred compensation	450	366
Impaired loan interest	171	111
Impaired securities	—	369
Unrealized loss on securities available for sale	141	556
Other	32	21

Total deferred tax assets	2,641	2,982

Deferred tax liabilities:
Depreciation	(140)	(190)
Mortgage servicing rights	(195)	(172)
Deferred loan fees and costs, net	(258)	(99)
Accrued dividends	(51)	(45)

Total deferred tax liabilities	(644)	(506)

Net deferred tax assets	$1,997	$2,476

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(13)	Regulatory Capital

The Bank is subject to certain restrictions on the amount of dividends that it may declare and distribute to the Holding Company without prior regulatory notification or approval.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the table below) of total and Tier I capital (as defined in the regulations) to total and risk-weighted assets (as defined in the regulations). Management believes, as of December 31, 2006, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2006, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain total risk-based, Tier I risk-based and Tier I leverage percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category. The following table summarizes the capital thresholds for each prompt corrective action capital category. An institution’s capital category is based on whether it meets the threshold for all three capital ratios within the category. The Bank’s actual capital amounts and percentages are also presented in the table ($in thousands).

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	%	Amount	%	Amount	%

At December 31, 2006:
Total capital (to risk-weighted assets)	$59,891	12.1%	$39,524	8.0%	$49,405	10.0%
Tier I capital (to risk-weighted assets)	55,903	11.3	19,762	4.0	29,643	6.0
Tier I capital (to average adjusted assets)	55,903	7.8	28,662	4.0	35,827	5.0
At December 31, 2005:
Total capital (to risk-weighted assets)	$55,105	11.3%	$39,109	8.0%	$48,886	10.0%
Tier I capital (to risk-weighted assets)	50,628	10.4	19,554	4.0	29,332	6.0
Tier I capital (to average adjusted assets)	50,628	6.9	29,232	4.0	36,540	5.0

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(14)	Stock Option Plans

The Company has three stock options plans.  As a result of a 2% stock dividend declared on April 25, 2006, for shareholders of record on June 1, 2006, we have made proportionate adjustments to the number of shares of common stock covered by the stock options and stock units and in the purchase price per share of the stock option and stock units so as to prevent dilution of rights of the participant.  The Key Employee Stock Compensation Program (the “Employee Plan”) is authorized to issue up to 10% of the issued shares up to a maximum of 1,020,000 shares through the exercise of incentive stock options, compensatory stock options, stock appreciation rights or performance shares. All awards granted under the Employee Plan have been incentive stock options.  These options have five or ten year terms and vest over various terms up to five years.  At December 31, 2006, the Company had 243,900 options available for future grants under the Employee Plan.

The Directors’ Stock Option Plan (the “Director Plan”) is authorized to issue up to 140,000 shares. All options granted under the Director Plan have ten-year terms, vest immediately and are not exercisable for a period of six months after the grant date.  As of December 31, 2006, all of the allocated options in the Director Plan had been granted.

At the Annual Meeting held on May 27, 2005, the shareholders approved the 2005 Directors’ Stock Plan (“2005 Directors’ Plan”), which is authorized to issue up to 91,800 shares. Awards made under the 2005 Directors’ Plan may be in the form of restricted shares, stock units, or stock options. A stock unit is the right to receive a share of common stock, after vesting, on a date elected by the director. While any stock unit is outstanding the director holding the stock unit will be entitled to receive a dividend in the form of additional stock units, if cash or stock dividends are declared on outstanding shares of common stock. Each stock unit, including fractional stock units, will be converted to one share of common stock, after vesting, on the date which has been selected by the director. Awards of shares or stock units may be awarded to a director as an annual stock retainer, which is dependent upon the amount of the director’s annual cash retainer.

The 2005 Directors’ Plan also provides for discretionary awards of restricted shares, stock units or stock options, which may be granted by the Board to recognize additional services provided to the Company. Any stock options granted may not be exercisable for less than fair market value per share on the date of grant, and must be exercised at least 6 months from the date of grant and before the earlier of 10 years after the date of the award, or one year from the date the director’s service is terminated by reason of retirement or death.  During 2005, Restricted Stock Units for 6,963 shares were awarded to two Directors under the 2005 Directors’ Plan.  The closing price of the Company’s stock on the date of the grant was $11.79 per share.  Under the terms of their respective Agreements, the awards vest over three years (in near equal installments), unless there is a change in the control, at which point the awards vest immediately.  During 2006, restricted stock units for 7,500 shares were awarded to one Director under the 2005 Directors’ Plan.  The closing price of the Company’s stock on the date of the grant was $10.12 per share.  Under the terms of this Agreement, the award vests over four years (in near equal installments), unless there is a change in control, at which point the award vest immediately.  As a Restricted Stock Unit, no shares will be physically issued on vested units until the Director elects to receive the shares, or no longer serves on the Board.

In December 2005, the Board of Directors of the Company approved the acceleration of vesting of 200,235 stock options.  The expense that would have been recorded in 2006 through 2010 under the provision of SFAS 123(R) if the vesting of the options had not been accelerated, would have been $238,000.  In 2005, the Company’s Board of Directors approved the acceleration of vesting of 200,235 stock options (the “Acceleration”).  In accordance with SFAS 123, in 2005 the Company expensed the remaining unrecognized $238,000 compensation cost associated with the options with accelerated vesting in the pro forma disclosure.  These actions were taken in order to avoid expense recognition in future financial statements upon adoption of SFAS 123(R).  The implementation of this statement resulted in an additional $51,000 in expense in 2006 and is expected to result in $106,000 in expense for the year ended December 31, 2007, based on current options outstanding.

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(14)	Stock Option Plans, Continued

Options are granted to certain employees and directors at a price equal to the market value of the stock on the dates the options were granted.  The options granted have a term of either five or ten years and vest ratably over various terms up to five years.  In accordance with SFAS 123(R), the fair value of each option is amortized using the straight-line method over the requisite service period of each option.  We have estimated the fair value of all option awards as of the grant date by applying the Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of compensation expense. The weighted average for key assumptions used in determining the fair value of options granted during the twelve months of 2006, 2005 and 2004 follows:

	12-Months Ended December 31, 2006	12-Months Ended December 31, 2005	12-Months Ended December 31, 2004

Expected stock price volatility	47.29%	20.00%	20.00%
Risk-free interest rate	4.64%	4.27%	4.68%
Weighted average expected life in years	6.4	3.0	10.0
Dividend yield	1.58%	1.35%	1.05%
Per share weighted-average grant date fair value of options issued during the period	$4.85	$2.22	$2.63

As part of its adoption of SFAS 123(R), the Company examined its historical pattern of option exercises in an effort to determine if there was any pattern based on certain employee populations.  From this analysis, the Company could not identify any patterns in the exercise of options.  As such, the Company used the guidance in Staff Accounting Bulletin No. 107 issued by the Securities and Exchange Commission to determine the estimated life of options issued.  Historical information was the primary basis for the selection of expected volatility and expected dividend yield.  The risk-free rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plan for the periods ended December 31, 2005 and 2004.  For comparative purposes, we have made proportionate adjustments to the number of shares of common stock, and in the purchase price per share of the stock option for the 2% stock dividend declared on April 25, 2006 for shareholders of record on June 1, 2006. The value of the options was estimated using the Black-Scholes option-pricing model and amortized to expense in the period the vesting occurred (in thousands, except per share data).

	Year Ended December 31, 2005	Year Ended December 31, 2004

Net earnings, as reported	$4,436	3,089
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(658)	(181)

Proforma net earnings	$3,778	$2,908

Basic earnings per share:
As reported	.54	.43

Proforma	.46	.40

Diluted earnings per share:
As reported	.53	.42

Proforma	.45	.39

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(14)	Stock Option Plans, Continued

A summary of stock option transactions follows; restated for the effects of a 2% stock dividend declared on April 25, 2006 for shareholders of record on June 1, 2006 ($in thousands, except per share data):

	Number of Options	Weighted Avg. Per Option Exercise Price	Weighted Avg. Remaining Contract Term (in years)	Aggregate Intrinsic Value

Options Granted Under the Employee Plan:
Outstanding at December 31, 2003	384,962	$5.02
Options granted	3,060	7.47
Options exercised	(6)	3.92
Options forfeited	(37)	3.89

Outstanding at December 31, 2004	387,979	5.04
Options granted	218,378	10.32
Options exercised	(167,682)	3.96
Options forfeited	(10,247)	10.03

Outstanding at December 31, 2005	428,428	8.04
Options granted	28,260	11.09
Options exercised	(19,300)	5.23
Options forfeited	(5,000)	10.50

Outstanding at December 31, 2006	432,388	$8.33	5.04	$823

Exercisable at December 31, 2006	375,128	$8.01	4.86	$823

Options Granted Under the Director Plan:
Outstanding at December 31, 2003 and 2004	142,798	4.86
Options exercised	(74,600)	4.38

Outstanding at December 31, 2005	68,198	5.38
Options granted	27,448	10.28

Outstanding at December 31, 2006	95,646	6.79	6.69	$315

Exercisable at December 31, 2006	68,198	5.38	4.45	$315

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(14)	Stock Option Plans, Continued

The total intrinsic value of options exercised during the twelve months ended December 31, 2006 was $113,000.  As of December 31, 2006, the Company had 84,708 non-vested options outstanding resulting in approximately $329,000 of total unrecognized compensation cost related to these non-vested options. This cost is expected to be recognized monthly over the related vesting periods using the straight-line method through July 30, 2011.

A summary of the status of the Company’s nonvested shares as of December 31, 2005, and changes during the year ended December 31, 2006, is presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value

Nonvested at December 31, 2005	51,000	$2.65
Granted	55,708	4.83
Vested	(17,000)	1.80
Forfeited	(5,000)	4.70

Nonvested at December 31, 2006	84,708	3.97

(15)	Employee Benefit Plans

The Company maintains a qualified employee stock ownership plan (the “ESOP”). The ESOP is qualified under Section 4975(e)(7) of the Internal Revenue Code.  In addition, the ESOP meets all applicable requirements of the Tax Reform Act of 1986 and is qualified under Section 401 (k) of the Internal Revenue Code. At the discretion of the Board of Directors (the “BOD”), the Company may make a contribution to the ESOP of up to 15% of total compensation paid to employees during the year. Employees are 100% vested after five years of service. Forfeited shares, if any, are redistributed to ESOP participants.  The ESOP purchases the Company’s common stock from former employees who request to liquidate their vested shares, or in the open market.  The ESOP acquires shares to hold for future allocations and for the investment of cash dividends on allocated shares.  At December 31, 2006, the ESOP held 31,939 unallocated shares at a total cost of $257,000.  At December 31, 2005, the ESOP held 21,789 unallocated shares at a total cost of $157,000.

During 2005, the Company renegotiated its loan agreement for the LOC and ESOP LOC with a correspondent bank as discussed in Note 8.  Under the new line of credit, the interest rate was prime minus 50 basis points (one-half of one percent), compared to the old rate of prime minus 12.5 basis points.  Due to the reduced interest rate on the new line of credit, the Company elected to refinance the $885,000 balance outstanding in the ESOP LOC.  Initially, the Company sold 70,000 unallocated ESOP shares at $12.00 per share in the open market and applied the proceeds from the sale to pay off the ESOP LOC.  After the 2005 ESOP allocation, the Company funded the remaining unallocated balance with the new revolving line of credit.  At the end of 2006 and 2005, $609,000 and $677,000, respectively, in unallocated, short-term funds were available for investment by the ESOP in addition to the 31,939 and 21,789 remaining unallocated shares of Federal Trust stock. For the year ended December 31, 2006, no compensation cost or additional shares were allocated by the Board of Directors of the Bank.  For the years ended December 31, 2005 and 2004, the Company incurred compensation costs of approximately $330,000 and $152,000, respectively related to the ESOP shares allocated during those years.

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(15)	Employee Benefit Plans, continued

In addition, the Company sponsors an employee savings plan (the “401(k) Plan”), which qualifies as a 401(k) plan under the Internal Revenue Code. Under the 401(k) Plan, employees could contribute up to 15% of their pre-tax compensation. The Company makes matching contributions based on a Board of Director approved matching schedule. Participants vest immediately in their own contributions and after three years of service in matching contributions made by the Company. One of the options to 401(k) Plan participants is the Company’s common stock.  The 401(k) Plan Administrator will purchase the Company’s common stock in open-market transactions after each pay period for those electing to purchase the Company’s stock.  401(k) Plan expenses for the years ended December 31, 2006, 2005 and 2004 were approximately $90,000, $85,000 and $79,000, respectively.

The Company also sponsors the Key Employee Stock Bonus Plan (the “Bonus Plan”).  The Bonus Plan is authorized to acquire and issue up to 2% of the Company’s outstanding common stock to non-executive officer employees of the Company.  The Company makes Board of Director approved contributions to the Bonus Plan.  The Bonus Plan then purchases the Company’s common stock in open-market transactions and distributes these shares to employees as they are awarded.  The Company recognized expense of $36,500 in connection with the bonus plan for the year ended December 31, 2004.  None was recognized in 2005 and 2006.

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

The Company has approximately $1,229,000, $973,000, and $753,000 in deferred compensation accrued at December 31, 2006, 2005, and 2004, respectively, which is included in other liabilities in the accompanying consolidated balance sheets. The Company also recognized net earnings (expense) of approximately ($28,000), $8,000 and ($56,000), consisting of the earnings on bank-owned life insurance policies, net of compensation expenses accrued, in connection with the Plan during 2006, 2005 and 2004, respectively.

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(17)	Related Party Transactions

Loans to directors, officers and major stockholders (5% or more) of the Company and their affiliates, which were made at market rates, were made in the ordinary course of business and did not involve more than normal risk of collectibility or present other unfavorable features.  There were no loans to related parties outstanding at December 31, 2006 or December 31, 2005, and no such loans were originated in either 2006 or 2005.  Principal payments in the amount of $64,000 were received during 2005.

Federal Trust and the Bank also have two directors whose firms provide legal services for the Company. One director’s firm serves as corporate counsel for the Company.  During the years ended December 31, 2006, 2005 and 2004, the Company paid this related party’s firm approximately $214,000, $81,000 and $120,000 in legal and compliance review fees including reimbursed expenses, respectively.  The other director, who served on the Board of the Bank until September 2006, provided legal services to the Bank primarily in the acquisition of properties for future branch locations.  The Bank paid this related party’s firm approximately $9,000, $29,000 and $27,000 during the years ended December 31, 2006, 2005 and 2004, respectively while this individual served as a director.

(18)	Condensed Parent Company Financial Statements

The condensed financial statements of Federal Trust are presented as follows (in thousands):

Condensed Balance Sheets

	At December 31,

	2006	2005

Assets:
Cash, deposited with bank subsidiary	$122	192
Investment in subsidiaries	56,740	50,202
Securities available for sale	136	71
Loans, net	—	—
Premises and equipment, net	4,504	4,392
Other assets	1,382	1,421

Total assets	$62,884	56,278

Liabilities and stockholders’ equity:
Liabilities:
Other borrowings	$500	4,100
Capital lease obligation	2,504	2,764
Junior subordinated debentures	5,155	5,155
Other liabilities	105	118

Total liabilities	8,264	12,137

Stockholders’ equity	54,620	44,141

Total liabilities and stockholders’ equity	$62,884	56,278

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(18)	Condensed Parent Company Financial Statements, Continued

Condensed Statements of Earnings

	For the Year Ended December 31,

	2006	2005	2004

Revenue:
Interest and dividend income	$98	89	246
Other income	605	665	542

Total income	703	754	788

Expenses:
Directors Fees	232	155	166
Occupancy expense	510	443	368
Interest expense	704	539	513
Other expense	601	280	189

Total expenses	2,047	1,417	1,236

Loss before income tax benefit and earnings of subsidiaries	(1,344)	(663)	(448)
Income tax benefit	(511)	(258)	(178)

Loss before earnings of subsidiaries	(833)	(405)	(270)
Equity in earnings of subsidiaries	4,243	4,841	3,359

Net earnings	$3,410	4,436	3,089

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(18)	Condensed Parent Company Financial Statements, Continued

Condensed Statements of Cash Flows

	For the Year Ended December 31,

	2006	2005	2004

Cash flows from operating activities:
Net earnings	$3,410	4,436	3,089
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation	143	107	74
Gain on sale of investments	—	(96)	—
Share-based compensation	5	—	—
Allocate ESOP shares	—	330	152
Equity in earnings of subsidiaries	(4,243)	(4,841)	(3,359)
Cash provided by (used in) resulting from changes in:
Other assets	36	(1,014)	(17)
Other liabilities	(13)	19	41

Net cash used in operating activities	(662)	(1,059)	(20)

Cash flows from investing activities:
Investment in subsidiaries	(1,565)	(4,380)	(7,300)
Net increase in loans	—	64	3,769
Purchase of securities available for sale	(58)	(76)	—
Proceeds from sale of securities available for sale	—	640	51
Purchase of premises and equipment	(255)	(166)	(142)

Net cash used in investing activities	(1,878)	(3,918)	(3,622)

Cash flows from financing activities:
Net (decrease) increase in other borrowings	(3,600)	3,215	(4,332)
Net proceeds from the sale of common stock	101	991	9,969
Private offering, net of offering costs	7,861	—	—
Principal repayments under capital lease obligation	(260)	(285)	(285)
Sale of common shares for the ESOP	1	837	—
Dividends paid	(1,633)	(1,066)	(629)

Net cash provided by financing activities	2,470	3,692	4,723

Net (decrease) increase in cash	(70)	(1,285)	1,081
Cash at beginning of year	192	1,477	396

Cash at end of year	$122	192	1,477

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(18)	Condensed Parent Company Financial Statements, Continued

Condensed Statements of Cash Flows, Continued

	For the Year Ended December 31,

	2006	2005	2004

Supplemental disclosures of noncash transactions:
Change in investment in subsidiaries due to change in accumulated other comprehensive income (loss), net change in unrealized gain (loss) on securities available for sale, net of tax	$684	(878)	339

Change in accumulated other comprehensive income, net change in unrealized gain (loss) on securities available for sale, net of tax	$4	(65)	10

Change in investment in subsidiaries due to share based compensation	$46	—	—

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(19)	Selected Quarterly Financial Data (Unaudited)

Summarized quarterly financial data follows (in thousands, except for per share amounts):

December 31, 2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

At Period End:
Total assets	$744,726	742,689	729,952	722,964
Investment securities	50,552	70,716	68,314	65,558
Loans	645,090	620,186	611,701	603,917
Deposits	489,760	489,387	499,298	472,794
Shareholders’ equity	45,150	53,130	53,997	54,620
Book value per share	5.45	5.69	5.79	5.86
Average Balances:
Total assets	$736,665	747,013	734,429	727,705	735,481
Investment securities	49,886	60,566	74,330	65,635	62,941
Loans	632,530	633,786	613,412	611,858	621,670
Deposits	471,851	485,537	494,633	485,060	484,358
Shareholders’ equity	45,051	52,973	51,349	53,052	50,878
Period Ended:
Interest income	$10,653	11,108	10,956	11,125	43,842
Interest expense	6,439	6,930	7,336	7,409	28,114
Net interest income	4,214	4,178	3,620	3,716	15,728
Provision for loan losses	139	95	60	345	639

Net interest income after provision for loan losses	4,075	4,083	3,560	3,371	15,089
Other income	649	553	569	455	2,226
Other expenses	2,992	3,305	3,271	2,893	12,461
Earnings before income taxes	1,732	1,331	858	933	4,854
Income taxes	581	434	237	192	1,444

Net earnings	$1,151	897	621	741	3,410

Earnings per share, basic	$.14	.10	.07	.08	.38

Earnings per share, diluted	$.13	.10	.07	.08	.37

Return on average assets	0.63%	0.48%	0.34%	0.41%	0.46%
Return on average equity	10.22%	6.77%	4.84%	5.59%	6.70%
Net interest margin	2.48%	2.43%	2.15%	2.23%	2.33%

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(19)	Selected Quarterly Financial Data (Unaudited)

December 31, 2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

At Period End:
Total assets	$639,000	661,351	717,815	735,416
Investment securities	47,448	45,631	47,196	50,080
Loans	547,522	568,635	624,119	630,827
Deposits	403,502	428,283	449,219	471,062
Shareholders’ equity	40,089	42,030	43,268	44,141
Book value per share	5.04	5.14	5.24	5.33
Average Balances:
Total assets	$614,745	652,638	697,077	726,183	672,816
Investment securities	43,591	45,633	45,333	48,247	45,700
Loans	529,980	563,347	596,749	629,167	579,811
Deposits	403,333	414,491	439,140	462,828	429,948
Shareholders’ equity	39,738	41,060	41,051	43,383	41,463
Period Ended:
Interest income	$7,452	8,019	8,411	10,095	33,977
Interest expense	3,662	4,480	5,195	5,999	19,336

Net interest income	3,790	3,539	3,216	4,096	14,641
Provision for loan losses	180	120	200	150	650

Net interest income after provision for loan losses	3,610	3,419	3,016	3,946	13,991
Other income	629	803	647	454	2,533
Other-than-temporary impairment	—	—	—	—	—
Other expenses	2,354	2,410	2,327	2,700	9,791

Earnings before income taxes	1,885	1,812	1,336	1,700	6,733
Income taxes	670	641	452	534	2,297

Net earnings	$1,215	1,171	884	1,166	4,436

Earnings per share, basic	$.15	.14	.11	.14	.54

Earnings per share, diluted	$.15	.14	.10	.14	.53

Return on average assets	0.79%	0.72%	0.51%	0.64%	0.66%
Return on average equity	12.23%	11.41%	8.61%	10.73%	10.70%
Net interest margin	2.63%	2.31%	2.00%	2.43%	2.34%

Report of Independent Registered Public Accounting Firm

Federal Trust Corporation
Sanford, Florida:

          We have audited the accompanying consolidated balance sheets of Federal Trust Corporation and Subsidiaries (the “Company”) and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. We also have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting appearing under Item 9A of Form 10-K, that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness for internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respect, the financial position of the Company as of December 31, 2006 and 2005 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

HACKER, JOHNSON & SMITH, P.A.
Orlando, Florida
March 13, 2007

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS.

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)          Evaluation of Disclosure Controls and Procedures

Federal Trust maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Federal Trust files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based upon management’s evaluation of those controls and procedures performed within the 90 days preceding the filing of this Report, the Chief Executive Officer and Chief Financial Officer of Federal Trust concluded that, subject to the limitations noted below, Federal Trust’s disclosure controls and procedures (as defined in Rules 13a-15[e] under the Securities Exchange Act of 1934)  are effective to ensure that the information required to be disclosed by Federal Trust in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

(b)          Management’s Report on Internal Control Over Financial Reporting

          The management of Federal Trust is responsible for establishing and maintaining adequate internal control over financial reporting.

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

          Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control–Integrated Framework.

          Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, has been audited by Hacker, Johnson & Smith P.A., an independent registered public accounting firm, as stated in their report appearing on the preceding page, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006.

(c)          Changes in Internal Controls

          There has been no changes in the Company’s internal controls during the fourth quarter of 2006.

(Continued)

(d)          Limitations on the Effectiveness of Controls

Our management (including our Chief Executive Officer and Chief Financial Officer) does not expect that our financial reporting, disclosure controls and other internal controls will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Federal Trust have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

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

ITEM 9B.  OTHER INFORMATION

Federal Trust did not fail to file any Form 8-K or to disclose any information required to be disclosed therein during the fourth quarter of 2006.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item appears in Federal Trust’s Proxy Statement for the 2006 Annual Meeting of Shareholders under the caption, “Election of Directors”, “Board of Directors and Standing Committees”, “Audit Committee Report” and “Compliance with Section 16(a) of the Securities and Exchange Act of 1934”, and is hereby incorporated by reference. The Proxy Statement will be filed electronically with the Securities and Exchange Commission on or about April 15, 2007. Federal Trust has adopted a Code of Ethics applicable to its Senior Financial Officers. A copy is available from our website at www.federaltrust.com or will be provided free of charge, upon request to Marcia Zdanys, Corporate Secretary, 312 West First Street, Sanford, Florida 32771, (407) 323-1833.

ITEM 11.  EXECUTIVE COMPENSATION

Registrant hereby incorporates by reference the sections entitled “Executive Compensation” and “Compensation Committee Report” of the Proxy Statement for the 2007 Annual Meeting of Shareholders to be filed electronically with the Securities and Exchange Commission on or about April 15, 2007.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

Registrant hereby incorporates by reference the section titled “Stock Ownership” of the Proxy Statement for the 2007 Annual Meeting of Shareholders to be filed electronically with the Securities and Exchange Commission on or about April 15, 2007.

Security Ownership of Management

Registrant hereby incorporates by reference the sections entitled “Election of Directors, “Executive Compensation” and “1998 Employee Stock Compensation Program” of the Proxy Statement for the 2007 Annual Meeting of Shareholders to be filed electronically with the Securities and Exchange Commission on or about April 15, 2007.

Changes in Control

Registrant is not aware of any arrangements, including any pledge by any person of its securities, the operation of which may, at a subsequent date result in a change in control of Registrant.

(Continued)

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item appears in the Registrant’s Proxy Statement for the 2007 Annual Meeting of Shareholders under the caption, “Transactions Involving Directors and Executive Officers,” and is hereby incorporated by reference. The Proxy Statement will be filed electronically with the Securities and Exchange Commission on or about April 15, 2007.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.  The aggregate fees billed for professional services by Hacker Johnson & Smith P.A. in connection with the audits of the financial statements and the reviews of the financial statements included in our quarterly filings with the Securities and Exchange Commission for the fiscal years ended December 31, 2006, and December 31, 2005, were $85,000 and $77,000, respectively. The fees billed for the audit of the internal controls over financial reporting for the fiscal years ended December 31, 2006 and December 31, 2005 was $40,000 and $30,000, respectively.

Audit-Related Fees: In 2006 and 2005, Hacker, Johnson & Smith P.A. did not bill Federal Trust for audit related fees such as travel and courier fees.

Tax Fees: The fees billed by Hacker, Johnson & Smith P.A. for tax compliance and advice, including the preparation of Federal Trust’s corporate consolidated tax returns, was $10,000 and $8,250 for 2006 and 2005, respectively.

All Other Fees: In addition to those fees described above, Hacker, Johnson & Smith, and P.A. also billed Federal Trust $7,000 in 2006 relating to a private equity offering.

In all instances, Hacker, Johnson, & Smith P.A.’s performance of those services was pre-approved by Federal Trust’s Audit Committee.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

The following documents are filed as part of this report at pages 49 through 95.

•	Consolidated Financial Statements of Federal Trust (including all required schedules):

	1.	Consolidated Balance Sheets at December 31, 2006 and 2005;
	2.	Consolidated Statements of Earnings, Stockholders’ Equity, and Cash Flows for years ended December 31, 2006, 2005 and 2004;
	3.	Notes to Consolidated Financial Statements;
	4.	Independent Auditor’s Report.

(Continued)

•	Exhibits

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

Exhibit No.		Description of Exhibit

(2)	3.1	1996 Amended Articles of Incorporation and the 1995 Amended and Restated Articles of Incorporation of Federal Trust
(2)	3.2	1995 Amended and Restated Bylaws of Federal Trust
(3)	3.3	1998 Articles of Amendment to Articles of Incorporation of Federal Trust
(4)	3.4	1999 Articles of Amendment to Articles of Incorporation of Federal Trust
(2)	4.0	Specimen of Common Stock Certificate
(5)	10.1	Amended Employment Agreement By and Among Federal Trust, the Bank and James V. Suskiewich
(5)	10.2	First Amendment to the Amended Employment Agreement by and Among Federal Trust, the Bank and James V. Suskiewich
(6)	10.4	Amendment to Federal Trust 1998 Key Employee Stock Compensation Program
(7)	10.5	Amendment to Federal Trust 1998 Directors’ Stock Option Plan
(7)	10.10	2005 Directors’ Stock Plan
(8)	10.11	Employment Agreement by and between Federal Trust Corporation and James V. Suskiewich
(8)	10.12	Employee Severance Agreement with Thomas P. Spatola
(9)	10.15	Addendum to Salary Continuation Agreement for James V. Suskiewich
	10.16	Amended and Restated Employee Severance Agreement with Gregory E. Smith (expires December 31, 2007)
	10.17	Amended and Restated Employee Severance Agreement with Jennifer B. Brodnax (expires December 31, 2007)
(1)	14.1	Code of Ethical Conduct
	31.1	Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a)
	31.2	Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a)
	32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirement of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL TRUST CORPORATION
(Registrant)

Date: March 14, 2007	By:	/s/James V. Suskiewich

James V. Suskiewich
Chairman, President and Chief Executive Officer

Date: March 14, 2007	By:	/s/Gregory E. Smith

Gregory E. Smith
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ James V. Suskiewich
	Chairman of the Board, President and Chief Executive Officer	March 14, 2007
James V. Suskiewich

/s/ A. George Igler.
	Director	March 14, 2007
A. George Igler

/s/ Samuel C. Certo
	Director	March 14, 2007
Samuel C. Certo

/s/ Kenneth W. Hill
	Director	March 14, 2007
Kenneth W. Hill

/s/ Eric J. Reinhold
	Director	March 14, 2007
Eric J. Reinhold

/s/ Robert G. Cox
	Director	March 14, 2007
Robert G. Cox

/s/ Charles R. Webb
	Director	March 14, 2007
Charles R. Webb

Supplemental information to be furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Registrant intends to mail the 2006 Annual Report and proxy materials to its shareholders on or about April 15, 2007.