Form 10-K/A
period 2006-12-31
FEDERAL TRUST CORP
filed 2007-03-28
CIK 842640

U.S. SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-K/A

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

TABLE OF CONTENTS

Federal Trust Corporation and Subsidiaries (“Registrant”).

EXPLANATORY NOTE

This amendment is being filed because two exhibits (Exhibits 10.16 and 10.17) were inadvertently omitted from the original filing.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

The following documents were filed as part of the originally filed report at pages 49 through 95.

•	Consolidated Financial Statements of Federal Trust (including all required schedules):

	1.	Consolidated Balance Sheets at December 31, 2007 and 2006;
	2.	Consolidated Statements of Earnings, Stockholders’ Equity, and Cash Flows for years ended December 31, 2007, 2006 and 2005;
	3.	Notes to Consolidated Financial Statements;
	4.	Independent Auditor’s Report.

•	Exhibits

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

SIGNATURES

Pursuant to the requirement of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL TRUST CORPORATION
(Registrant)

Date: March 27, 2007	By:	/s/ Gregory E. Smith

Gregory E. Smith
Principal Financial Officer