Form 10-Q
period 2007-03-31
FEDERAL TRUST CORP
filed 2007-05-10
CIK 842640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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
Large Accelerated Filer *	Accelerated Filer ☒	Non-accelerated Filer *

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐  No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, par value $.01 per share	9,388,825 shares
(class)	Outstanding at April 30, 2007

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
($ in thousands, except per share amounts)

	At
	March 31,	December 31,
Assets	2007	2006
	(Unaudited)
Cash and due from banks	$5,445	$7,095
Interest-earning deposits	914	1,585

Cash and cash equivalents	6,359	8,680

Securities available for sale	61,870	65,558
Loans, less allowance for loan losses of $5,248 in 2007 and $5,098 in 2006	593,833	603,917
Accrued interest receivable	4,261	4,832
Premises and equipment, net	17,275	17,378
Foreclosed assets	2,399	36
Federal Home Loan Bank stock	8,746	9,591
Mortgage servicing rights, net	568	599
Bank-owned life insurance	7,298	7,231
Deferred tax asset	1,974	1,997
Other assets	2,716	3,145

Total assets	$707,299	$722,964

Liabilities and Stockholders' Equity

Liabilities:
Noninterest-bearing demand deposits	$12,957	$13,887
Interest-bearing demand deposits	51,779	51,584
Money-market deposits	65,378	64,458
Savings deposits	3,187	3,065
Time deposits	341,197	339,800

Total deposits	474,498	472,794

Federal Home Loan Bank advances	165,700	179,700
Other borrowings	78	1,393
Junior subordinated debentures	5,155	5,155
Capital lease obligation	-	2,504
Accrued interest payable	1,815	1,506
Official checks	1,496	1,933
Other liabilities	3,905	3,359

Total liabilities	652,647	668,344

Stockholders' equity:
Common stock, $.01 par value, 15,000,000 shares authorized; 9,388,825 shares outstanding in 2007 and 9,351,542 in 2006, respectively	94	94
Additional paid-in capital	44,134	43,858
Retained earnings	10,944	11,160
Unallocated ESOP shares (38,557 shares in 2007 and 31,939 shares in 2006)	(324)	(257)
Accumulated other comprehensive loss	(196)	(235)

Total stockholders' equity	54,652	54,620

Total liabilities and stockholders' equity	$707,299	$722,964

See Accompanying Notes to Condensed Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)
($ in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2007	2006
Interest income:
Loans	$9,699	$9,855
Securities	844	598
Other	176	200

Total interest income	10,719	10,653

Interest expense:
Deposits	5,367	4,354
Other	2,128	2,085

Total interest expense	7,495	6,439

Net interest income	3,224	4,214

Provision for loan losses	150	139

Net interest income after provision for loan losses	3,074	4,075

Other income:
Service charges and fees	107	228
Gains on sales of loans held for sale	72	27
Net gains (loss) on sales of securities available for sale	35	(1)
Rental income	85	69
Increase in cash surrender value of bank-owned life insurance policies	67	64
Other	110	262

Total other income	476	649

Other expenses:
Salary and employee benefits	1,922	1,703
Occupancy expense	511	465
Professional services	260	195
Data processing	230	184
Marketing and advertising	116	91
Other	400	354

Total other expenses	3,439	2,992

Earnings before income taxes (benefit)	111	1,732

Income taxes (benefit)	(49)	581

Net earnings	$160	$1,151

Earnings per share:
Basic	$.02	$.14
Diluted	$.02	$.13

Weighted-average shares outstanding for (in thousands):
Basic	9,342	8,444

Diluted	9,440	8,614

Cash dividends per share	$.04	$.04

See Accompanying Notes to Condensed Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity
For the Three Months Ended March 31, 2007 and 2006
($ in thousands)

						Accumulated
						Other
			Additional		Unallocated	Comprehensive	Total
	Common Stock		Paid-In	Retained	ESOP	Income	Stockholders'
	Shares	Amount	Capital	Earnings	Shares	(Loss)	Equity

Balance at December 31, 2005	8,299,343	$83	$33,679	$11,459	$(157)	$(923)	$44,141
Comprehensive income:
Net earnings (unaudited)	-	-	-	1,151	-	-	1,151

Change in unrealized loss on securities available for sale, net of income taxes of $(270) (unaudited)	-	-	-	-	-	175	175

Comprehensive income (unaudited)	-	-	-	-	-	-	1,326

Share-based compensation (unaudited)	-	-	15	-	-	-	15

Dividends paid (unaudited)	-	-	-	(332)	-	-	(332)

Balance at March 31, 2006 (unaudited)	8,299,343	$83	$33,694	$12,278	$(157)	$(748)	$45,150

Balance at December 31, 2006	9,351,542	94	43,858	11,160	(257)	(235)	54,620

Comprehensive income:
Net earnings (unaudited)	-	-	-	160	-	-	160

Change in unrealized loss on securities available for sale, net of income taxes of $(23) (unaudited)	-	-	-	-	-	39	39

Comprehensive income (unaudited)	-	-	-	-	-	-	199

Issuance of common stock - options exercised (unaudited)	37,283	-	175	-	-	-	175

ESOP shares purchased (6,618 shares) (unaudited)	-	-	67	-	(67)	-	-

Share-based compensation (unaudited)	-	-	34	-	-	-	34

Dividends paid (unaudited)	-	-	-	(376)	-		(376)

Balance at March 31, 2007 (unaudited)	9,388,825	$94	$44,134	$10,944	$(324)	$(196)	$54,652

See Accompanying Notes to Condensed Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
($ in thousands)

	Three Months Ended March 31,
Cash flows from operating activities:	2007	2006
Net earnings	$160	$1,151
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	217	195
Provision for loan losses	150	139
Net amortization of premiums and discounts on securities	(29)	-
Net amortization of loan origination fees, costs, premiums and discounts	340	203
Amortization of mortgage servicing rights	56	68
Increase in cash surrender value of bank-owned life insurance	(67)	(64)
Proceeds from sales of loans held for sale	5,399	2,367
Loans originated for resale	(2,815)	(1,700)
Gain on sale of loans held for sale	(72)	(27)
Net (gain) loss on sales of securities available for sale	(35)	1
Share-based compensation	34	15
Cash provided by (used in) resulting from changes in:
Accrued interest receivable	571	26
Other assets	429	186
Accrued interest payable	309	(162)
Official checks	(437)	(426)
Other liabilities	177	780

Net cash provided by operating activities	4,387	2,752

Cash flows from investing activities:
Purchase of securities available for sale	(3,937)	(2,525)
Proceeds from principal repayments and sales of securities available for sale	7,751	2,333
Loan principal repayments, net of originations	30,717	11,566
Purchase of loans	(26,023)	(26,811)
Purchase of premises and equipment	(114)	(1,024)
Net redemption of Federal Home Loan Bank stock	845	299
Net proceeds from sale of foreclosed assets	-	459

Net cash provided by (used in) investing activities	9,239	(15,703)

Cash flows from financing activities:
Net increase in deposits	1,704	1,375
Net (decrease) increase in Federal Home Loan Bank advances	(14,000)	18,698
Net decrease in other borrowings	(1,315)	(12,500)
Principal repayments under capital lease obligation	(2,504)	(71)
Net increase in advance payments from borrowers for taxes and insurance	369	607
Dividends paid	(376)	(332)
Net proceeds from the exercise of common stock options	175	-

Net cash (used in) provided by financing activities	(15,947)	7,777

Net decrease in cash and cash equivalents	(2,321)	(5,174)

Cash and cash equivalents at beginning of period	8,680	12,996

Cash and cash equivalents at end of period	$6,359	$7,822

 (Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited), continued
($ in thousands)

	Three Months Ended March 31
	2007	2006
Supplemental disclosure of cash flow information-
Cash paid during the period for:
Interest	$7,186	$6,601

Income taxes	$-	$350

Noncash transactions:
Foreclosed assets acquired in settlement of loans	$2,363	$-

Accumulated other comprehensive income (loss), net change in unrealized loss on securities available for sale, net of tax	$39	$175

Transfer of loans in portfolio to loans held for sale	$2,478	$-

Mortgage servicing rights recognized upon sale of loans held for sale	$25	$-

ESOP shares purchased	$67	$-

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

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (principally consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2007, and the results of operations and cash flows for the three-month period ended March 31, 2007 and 2006. The results of operations for the three-month period ended March 31, 2007, are not necessarily indicative of the results to be expected for the entire year ended December 31, 2007. These statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

Recent Accounting Pronouncements.

In February 2007, The Financial Accounting Standards Board issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. Management is in the process of evaluating the impact of SFAS 159 and does not anticipate it will have a material effect on the Company’s financial condition or results of operations.

On February 21, 2007, the Financial Accounting Standards Board issued FASB Staff Position No. FAS 158-1 Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88, and No. 106 and to the Related Staff Implementation Guides. This Staff Position and the related FASB Statements deal with accounting for pension plans and other postretirement benefits. The Company does not presently have pension plans or other postretirement benefit plans that require accounting under these pronouncements and as such does not anticipate this Staff Position will have any effect on the Company’s financial condition or results of operations.

During September 2006, the Financial Accounting Standards Board issued SFAS No. 157 Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principals, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is in the process of evaluating the impact of SFAS 157 and does not anticipate it will have a material impact on the Company’s financial condition or results of operations.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(2)   Loans
The components of loans are summarized as follows ($ in thousands):

	At March 31,	At December 31,
	2007	2006
	(unaudited)
Residential Lending:
Mortgages (1)	$353,406	$356,133
Lot loans	42,997	42,676
Construction	37,251	36,570

Total Residential lending	433,654	435,379

Commercial Lending:
Real Estate Secured	93,807	93,095
Land, Development and Construction	79,837	88,586
Commercial loans	16,765	15,308

Total Commercial lending	190,409	196,989

Consumer loans	233	125

Total loans	624,296	632,493

Add (deduct):
Allowance for loan losses	(5,248)	(5,098)
Net premiums, discounts, deferred fees and costs	3,370	3,567
Undisbursed portion of loans in process	(28,585)	(27,045)

Loans, net	$593,833	$603,917

(1) Includes approximately $1,083,000 and $1,142,000 of loans held for sale at March 31, 2007 and December 31, 2006, respectively.

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(2)   Loans, Continued
The following is a summary of information regarding nonaccrual and impaired loans ($ in thousands):

	At March 31,	At December 31,
	2007	2006

Nonaccrual loans	$16,413	$11,970

Accruing loans past due ninety days or more	$-	$-

Recorded investment in impaired loans for which there is a related allowance for loan losses	$12,945	$8,623

Recorded investment in impaired loans for which there is no related allowance for loan losses	$-	$-

Allowance for loan losses related to impaired loans	$2,872	$2,327

	Three Months Ended
	March 31,
	2007	2006

Interest income recognized and received on impaired loans	$22	$24

Average net recorded investment in impaired loans	$10,570	$2,926

Included in the nonaccrual at March 31, 2007, is $5.1 million relating to a number of single family construction loans to individual borrowers primarily in Lee County, Florida that were originated and are being serviced by a third party. These delinquencies were due, in most cases, to loans that matured before construction commenced and were not renewed by the borrower due to weakness in the residential real estate market. Our advances in these delinquent loans were primarily for the vacant lots. In the event construction does not commence, these loans will either be converted to lot loans or be foreclosed. The increase in nonaccrual loans from December 31, 2006, was caused primarily by an increase of $1.1 million in the delinquency of those residential construction loans and one commercial loan with a balance of $3.0 million. The delinquent commercial loan is real estate related, well secured and we expect full recovery of interest and principal.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

The increase in foreclosed assets is primarily the result of accepting a deed in lieu of foreclosure for a beachfront single-family detached residence in Lee County, Florida.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(2) Loans, Continued

The activity in the allowance for loan losses is as follows ($ in thousands):

	Three Months Ended
	March 31,
	2007	2006

Balance at beginning of period	$5,098	$4,477
Provision for loan losses	150	139
Charge-offs	-	-
Recoveries	-	21

Balance at end of period	$5,248	$4,637

A provision for loan losses is charged to earnings based upon management’s evaluation of the potential losses in its loan portfolio. During the three-months ended March 31, 2007, management made a provision of $150,000 based on its evaluation of the loan portfolio, compared to a provision of $139,000 made in the comparable period in 2006. As a percent of loans, net of undisbursed loans in process, the total allowance increased from .84% at December 31, 2006 to .88% at March 31, 2007. At March 31, 2007, management believes that the allowance is adequate, primarily as a result of the overall quality and the high percentage of residential single family home loans in the portfolio.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets and Tier I capital to average adjusted assets (as defined in the regulations). Management believes that, as of March 31, 2007, the Bank exceeds the minimum capital adequacy requirements to which it is subject.

As of March 31, 2007, the Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain total risk-based, Tier I risk-based and Tier I leverage percentages as set forth in the table below. There are no conditions or events since March 31, 2007 that management believes would change the institution’s categorization as well capitalized. The following table summarizes the capital thresholds for each prompt corrective action capital category. An institution's capital category is based on whether it meets the threshold for all three capital ratios within the category. The Bank's actual capital amounts and percentages are also presented in the table ($ in thousands).

					To Be Well Capitalized
					Under Prompt
			For Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	%	Amount	%	Amount	%
At March 31, 2007:
Total capital (to risk-weighted assets)	$60,193	12.3%	$39,005	8.0%	$48,756	10.0%
Tier I capital (to risk weighted assets)	56,034	11.5%	19,503	4.0%	29,254	6.0%
Tier I capital (to average adjusted assets)	56,034	7.9%	28,221	4.0%	35,276	5.0%

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(4) Earnings Per Share of Common Stock
The Company follows the provisions of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS No. 128”). SFAS No. 128 provides accounting and reporting standards for calculating earnings per share. Basic earnings per share of common stock, has been computed by dividing the net earnings for the period by the weighted-average number of shares outstanding. Shares of common stock purchased by the Company's Employee Stock Ownership Plan (“ESOP”) are considered outstanding when the shares are allocated to participants. Diluted earnings per share is computed by dividing net earnings by the weighted-average number of shares outstanding including the dilutive effect of stock options computed using the treasury stock method and the restricted stock units. The following table presents the calculation of basic and diluted earnings per share of common stock (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2007		2006

Weighted-average shares outstanding before adjustment for unallocated ESOP shares		9,374	8,465

Adjustment to reflect the effect of unallocated ESOP shares		(32)	(21)

Weighted-average shares outstanding for basic earnings per share		9,342	8,444

Basic earnings per share	$	. 02	$.14

Total weighted-average shares outstanding for basic earnings per share computation		9,342	8,444

Additional dilutive shares using the average market value for the period utilizing the treasury stock method regarding stock options		98	170

Weighted-average shares and equivalents outstanding for diluted earnings per share		9,440	8,614

Diluted earnings per share		$.02	$.13

The following options to purchase shares of stock were not included in the computation of diluted earnings per share because the average market price was less than the option exercise price:

	Number of	Option Exercise	Year	Year
	Shares	Price Range	Issued	Expires
For the three-months ended March 31, 2007	110,562	$10.05-12.16	2005-2007	2015-2017

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(5) Stock Compensation Plans
The Company has three stock options plans. As a result of a 2% stock dividend declared on April 25, 2006, for shareholders of record on June 1, 2006, we have made proportionate adjustments to the number of shares of common stock covered by the stock options and stock units and in the purchase price per share of the stock option and stock units so as to prevent dilution of rights of the participant. The Key Employee Stock Compensation Program (the “Employee Plan”) is authorized to issue up to 10% of the issued shares up to a maximum of 1,020,000 shares through the exercise of incentive stock options, compensatory stock options, stock appreciation rights or performance shares. All awards granted under the Employee Plan have been incentive stock options. These options have five or ten year terms and vest over various terms up to five years. At March 31, 2007, the Company had 255,222 options available for future grants under the Employee Plan.

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

The 2005 Directors’ Plan also provides for discretionary awards of restricted shares, stock units or stock options, which may be granted by the Board to recognize additional services provided to the Company. Any stock options granted may not be exercisable for less than fair market value per share on the date of grant, and must be exercised at least 6 months from the date of grant and before the earlier of 10 years after the date of the award, or one year from the date the director’s service is terminated by reason of retirement or death. Restricted Stock Units have been issued to three directors under the 2005 Directors’ Plan. Under terms of those respective agreements, the units vest over periods from three to four years (in near equal installments), unless there is a change in control, at which point the units vest immediately. As a Restricted Stock Unit, no shares will be physically issued on vested units until the Director elects to receive the shares, or no longer serves on the Board.

(Continued)

 FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(5) Stock Compensation Plans, Continued
Options are granted to certain employees and directors at a price equal to the market value of the stock on the dates the options were granted. The options granted have a term of either five or ten years and vest ratably over various terms up to five years. In accordance with SFAS 123(R), the fair value of each option is amortized using the straight-line method over the requisite service period of each option. We have estimated the fair value of all option awards as of the grant date by applying the Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of compensation expense. The weighted average for key assumptions used in determining the fair value of options granted during the three months of 2007 and 2006 follows:

	3-Months Ended	3-Months Ended
	March 31,	March 31,
	2007	2006
Expected stock price volatility	47.95%	25.00%
Risk-free interest rate	4.66%	4.53%
Weighted average expected life in years	6.5	3.0
Expected dividend yield	1.58%	1.38%
Per share weighted-average grant date fair value of options issued during the period	$ 4.66	$ 5.30

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

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(5) Stock Compensation Plans, Continued

A summary of stock option transactions for the three-month period ended March 31, 2007 follows;
($ in thousands, except per share data):

			Weighted Avg.
	Number	Weighted Avg.	Remaining	Aggregate
	of	Per Option	Contract Term	Intrinsic
	Options	Exercise Price	(in years)	Value
Options Granted Under the Employee Plan:

Outstanding at December 31, 2006	432,388	$8.33
Options exercised	(37,283)	4.70
Options forfeited	(11,322)	11.76

Outstanding at March 31, 2007	383,783	$8.58	4.46	$572
Exercisable at March 31, 2007	328,563	$8.28	4.59	$572

Options Granted Under the Director Plan:

Outstanding at December 31, 2006	95,646	$6.79

Options granted	28,500	10.10

Outstanding at March 31, 2007	124,146	$7.55	7.29	$295
Exercisable at March 31, 2007	69,422	$5.49	4.20	$295

The total intrinsic value of options exercised during the three months ended March 31, 2007 was $203,000. As of March 31, 2007, the Company had 109,944 nonvested options outstanding resulting in approximately $429,000 of total unrecognized compensation cost related to these nonvested options. This cost is expected to be recognized monthly over the related vesting periods using the straight-line method through December 2011.

A summary of the Restricted Stock Unit transactions follows:

Number of Units
Restricted Stock Units under the 2005 Director Plan:

Outstanding at December 31, 2006	14,631

Stock unit dividends earned	59
Stock units forfeited	(1,955)

Outstanding at March 31, 2007	12,735

(Continued)

 FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(5) Stock Compensation Plans, Continued
A summary of the status of the Company’s nonvested shares as of December 31, 2006, and changes during the three-months ended March 31, 2007, is presented below:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Nonvested at December 31, 2006	12,264	$10.86
Dividends credited	54	10.79
Forfeited	(1,955)	12.03

Nonvested at March 31, 2007	10,363	10.64

(6) Legal Contingencies
Various legal claims arise from time to time in the normal course of business. In the opinion of management of the Company, none have occurred that will have a material effect on the Company’s condensed consolidated financial statements.

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company's independent registered public accounting firm, have made a limited review of the financial data as of March 31, 2007, and for the three-month period ended March 31, 2007 and 2006 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board (United States).

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

Federal Trust Corporation
Sanford, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of Federal Trust Corporation and Subsidiaries (the “Company”) as of March 31, 2007, the related condensed consolidated statements of earnings, and the related condensed consolidated statements of stockholders’ equity and cash flows for the three-month periods ended March 31, 2007 and 2006. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006, and the related consolidated statements of earnings, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 13, 2007 we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA
Orlando, Florida
April 27, 2007

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations

Comparison of March 31, 2007 and December 31, 2006

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

Capital Resources

During the three-months ended March 31, 2007, the Company's primary source of funds consisted of net principal repayments and sales of loans of $36.1 million and net principal repayments and sales of securities available for sale of $7.8 million. The Company used its sources of funds principally to purchase loans of $26.0 million and to originate $2.8 million of loans for resale, to purchase securities available for sale totaling $3.9 million and repay advances by $14.0 million. On January 30, 2007, the Company exercised its option to purchase the office building which houses the Executive, Administrative, Lending and Operations departments, by paying off the outstanding lease balance of $2.5 million.

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

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, unused lines of credit, standby letters of credit and loans in process is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments.

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

A summary of the amounts of the Company's financial instruments, with off-balance-sheet risk at March 31, 2007, follows ($ in thousands):

Contract Amount

Commitments to extend credit	$24,578

Unused lines of credit	$14,790

Standby letters of credit	$1,434

Loans in process	$28,585

Management believes the Company has adequate resources to fund all its commitments. At March 31, 2007, the Company had approximately $307.1 million in time deposits maturing in one year or less. Management also believes that, if so desired, it can adjust the rates on time deposits to retain or obtain new deposits in a changing interest rate environment.

Management believes the Bank was in compliance with all minimum capital requirements which it was subject to at March 31, 2007. See note 3 to the condensed consolidated financial statements.

Management is not aware of any trends, demands, commitments or uncertainties which are expected to have a material impact on future operating results, liquidity or capital resources, except for the increase in nonaccrual loans as discussed in Note 2 to the condensed consolidated financial statements.

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

	Three Months Ended March 31,
	2007			2006
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
			($ in thousands)
Assets:
Loans (1)	$604,864	$9,699	6.41%	$632,530	$9,855	6.23%
Securities (2)	64,643	932	5.77	49,886	702	5.63
Other interest-earning assets (3)	12,183	176	5.78	14,539	200	5.50

Total interest-earning assets	681,690	10,807	6.34	696,955	10,757	6.17
Other Noninterest-earning assets	38,578			39,711

Total assets	$720,268			$736,665

Liabilities and stockholders’ equity:
Noninterest-bearing demand deposits	$12,949	-	-	$13,985	-	-
Interest-bearing demand and money-market deposits	117,296	1,094	3.73	126,109	1,127	3.57
Savings deposits	3,138	13	1.66	3,681	14	1.52
Time deposits	335,434	4,260	5.08	328,076	3,213	3.92

Total deposits	468,817	5,367	4.58	471,851	4,354	3.69

Other borrowings (4)	190,045	2,128	4.48	212,457	2,085	3.93

Total interest-bearing liabilities (5)	645,913	7,495	4.64	670,323	6,439	3.84

Other noninterest-bearing liabilities	6,840			7,306
Stockholders' equity	54,566			45,051
Total liabilities and stockholders' equity	$720,268			$736,665

Net interest margin (6)		$3,312	1.94%		$4,318	2.48%

Interest-rate spread (7)			1.70%			2.33%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.06			1.04

______________
(1)  Includes nonaccrual loans.
(2)  Interest income on tax-exempt securities have been adjusted to a fully tax equivalent basis.
(3)  Includes Federal Home Loan Bank stock and interest-earning deposits.
(4)  Includes Federal Home Loan Bank advances, other borrowings, junior subordinated debentures and capital lease obligation.
(5) Total interest-bearing liabilities exclude noninterest-bearing demand deposits.
(6)  Net interest margin is annualized tax equivalent net interest income divided by average interest-earning assets.
(7)  Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing   liabilities.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended March 31, 2007 and 2006

General. The Company had net earnings for the three-month period ended March 31, 2007, of $160,000 or $.02 per basic and diluted share, compared to $1.2 million or $.14 per basic and $.13 per diluted share for the same period in 2006. The decrease in earnings for 2007 is primarily attributable to expenses associated with the branch expansion, key additions to the residential and commercial lending staff, and the negative affect on earnings as a result of the margin compression from the inverted yield curve and the increase in nonperforming loans.

Interest Income. Interest income increased by $66,000 or 1% to $10.7 million for the three-months ended March 31, 2007, from $10.7 million for the same period in 2006. Interest income on loans decreased $156,000 to $9.7 million in 2007, due to a decrease in the average amount of loans outstanding from $632.5 million in 2006 to $604.9 million in 2007, partially offset by an increase in the average yield earned on loans from 6.23% for the three-month period ended March 31, 2006, to 6.41% for the comparable period in 2007. In addition, interest income on loans was adversely affected by the $16.4 million in nonaccrual loans at March 31, 2007, compared to $3.9 million at the end of the first quarter of 2006. Interest income on securities increased by $246,000 for the three-month period ended March 31, 2007, over the same period in 2006. Management expects the rates earned on the earning asset portfolio to fluctuate with general market rates.

Interest Expense. Interest expense increased by $1.1 million or 16% during the three-month period ended March 31, 2007, compared to the same period in 2006. Interest on deposits increased $1.0 million or 23% to $5.4 million in 2007 from $4.4 million in 2006. The increase in interest on deposits was a result of an increase in the average cost of deposits from 3.69% for the three-month period ended March 31, 2006, to 4.58% for the comparable period in 2007, partially offset by a decrease in average deposits outstanding from $471.9 million in 2006 to $468.8 million in 2007. Interest on other borrowings remained at $2.1 million in 2007, primarily as a result of a decrease in the average amount of other borrowings outstanding from $212.5 million in 2006 to $190.0 million in 2007 offset by an increase in the average cost from 3.93% to 4.48% from 2006 to 2007. Management expects to continue to use FHLB advances and other borrowings as a liability management tool.

Provision for Loan Losses. A provision for loan losses is charged to earnings based upon management’s evaluation of the losses in its loan portfolio. During the quarter ended March 31, 2007, management recorded a provision for loan losses of $150,000 based on its evaluation of the loan portfolio, which was an increase of $11,000 from the same period in 2006. The allowance for loan losses at March 31, 2007, was $5.2 million compared to $5.1 million at December 31, 2006, and $4.6 million at March 31, 2006. As a percent of total loans outstanding, the allowance for loan losses increased to .88% at March 31, 2007 from .84% at December 31, 2006, and .72% at March 31, 2006. Management believes the allowance for loan losses at March 31, 2007 was adequate.

Other Income. Other income decreased to $476,000 for the first quarter of 2007 from $649,000 for the three-month period ended March 31, 2006. The decrease in other income resulted primarily from a decrease in service charges and fees and a decrease in loan prepayment fees. Included in the service charges and fees for the 2006 first quarter, was a $114,000 non-refundable commitment fee from one customer, which was recognized by the Bank when the commitment expired unused.

Other Expenses. Other expenses increased by $447,000 or 15% during the three-month period ended March 31, 2007, compared to the same period in 2006. Salaries and employee benefits increased $219,000 along with an increase of $46,000 in occupancy expense and an increase of $65,000 in professional fees. Also, data processing and marketing expenses increased $46,000 and $25,000, respectively. These additional expenses are a direct result of the opening of our Port Orange branch in July 2006 and the Eustis branch in October 2006, and key additions to the residential and commercial lending staff.

Income Taxes. The Company’s consolidated tax position resulted in a tax benefit of $49,000 for the three months ended March 31, 2007, compared to $670,000 in expense (an effective rate of 35.5%) for the same period in 2006.

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

Management actively monitors and manages its interest rate risk exposure. The primary objective in managing interest-rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company’s net interest income and capital, while adjusting the Company’s asset-liability structure to obtain the maximum yield-cost spread on that structure. Management relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates could adversely impact the Company’s earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. There has been no significant change in the Company’s market risk exposure since December 31, 2006.

Item 4. Controls and Procedures

a.
Evaluation of Disclosure Controls and Procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of the end of the period covered by this report, the Chief Executive and Chief Financial Officers of the Company concluded that the Company’s disclosure controls and procedures were adequate

b.
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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Item 6. Exhibits

(a) Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are marked by a (1) were previously filed as a part of, and are hereby incorporated by reference from Registrant's Registration Statement on form SB-1, as effective with the Securities and Exchange Commission ("SEC") on October 7, 1997, Registration No. 333-30883. The exhibits which are marked by a (2) were previously filed with the SEC, and are hereby incorporated by reference from Registrant's 1998 Definitive Proxy Statement. The exhibits which are marked with a (3) were previously filed with the SEC, and are hereby incorporated by reference from Registrant's 1999 Definitive Proxy Statement. The exhibits which are marked with a (4) were previously filed with the SEC, and are hereby incorporated by reference from Registrant's 2001 Definitive Proxy Statement. The exhibits which are marked with a (5) were previously filed with the SEC, and are hereby incorporated by reference from Registrant's 1999 Form 10-KSB. The exhibits which are marked with a (6) were previously filed with the SEC and are hereby incorporated by reference from the Registrant's 2004 Form 10-KSB. The exhibit numbers correspond to the exhibit numbers in the referenced documents. The exhibits which are marked with a (7) were previously filed with the SEC, and are hereby incorporated by reference from Registrant’s 2005 Definitive Proxy Statement. The exhibits which are marked with (8) were previously filed with the SEC, and are hereby incorporated by reference from Registrant’s September 31, 2005 Form 10-Q. The exhibits which are marked with (9) were previously filed with the SEC, and are hereby incorporated by reference from Registrant’s 2005 Form 10-K. The exhibits which are marked with (10) were previously filed with the SEC, and are hereby incorporated by reference from Registrant’s 2006 Form 10-K/A.The exhibit numbers correspond to the exhibit numbers in the referenced documents.

Exhibit No.		Description of Exhibit
(2)	3.1	1996 Amended Articles of Incorporation and the 1995 Amended and Restated Articles of Incorporation of Federal Trust
(2)	3.2	1995 Amended and Restated Bylaws of Federal Trust
(3)	3.3	1998 Articles of Amendment to Articles of Incorporation of Federal Trust
(4)	3.4	1999 Articles of Amendment to Articles of Incorporation of Federal Trust
(2)	4.0	Specimen of Common Stock Certificate
(5)	10.1	Amended Employment Agreement By and Among Federal Trust, the Bank and James V. Suskiewich
(5)	10.2	First Amendment to the Amended Employment Agreement by and Among Federal Trust, the Bank and James V. Suskiewich
(6)	10.4	Amendment to Federal Trust 1998 Key Employee Stock Compensation Program
(6)	10.5	Amendment to Federal Trust 1998 Directors' Stock Option Plan
(7)	10.10	2005 Directors’ Stock Plan
(8)	10.11	Employment Agreement by and between Federal Trust Corporation and James V. Suskiewich
(8)	10.12	Employee Severance Agreement with Thomas P. Spatola
(9)	10.15	Addendum to Salary Continuation Agreement for James V. Suskiewich
(10)	10.16	Amended and Restated Employee Severance Agreement with Gregory E. Smith (expires December 31, 2007)
(10)	10.17	Amended and Restated Employee Severance Agreement with Jennifer B. Brodnax (expires December 31, 2007)
(1)	14.1	Code of Ethical Conduct
	31.1	Certification of Chief Executive Officer, pursuant to Rule 13a - 14(a)
	31.2	Certification of Chief Financial Officer, pursuant to Rule 13a - 14(a)
	32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDERAL TRUST CORPORATION (Registrant)

Date: May 10, 2007	By:	/s/ James V. Suskiewich
James V. Suskiewich
President and Chief Executive Officer

Date: May 10, 2007	By:	/s/ Gregory E. Smith
Gregory E. Smith
Executive Vice President and Chief Financial Officer