Form 10-Q
period 2007-06-30
FEDERAL TRUST CORP
filed 2007-08-08
CIK 842640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

☐ Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ____________ to ____________

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, par value $.01 per share	9,414,325 shares
(class)	Outstanding at August 6, 2007

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
($ in thousands, except per share amounts)

	At
	June 30, 2007	December 31, 2006
	(Unaudited)
Assets
Cash and due from banks	$7,353	$7,095
Interest-earning deposits	808	1,585

Cash and cash equivalents	8,161	8,680

Securities available for sale	64,389	65,558
Loans, less allowance for loan losses of $10,292 in 2007 and $5,098 in 2006	599,218	603,917
Accrued interest receivable	4,477	4,832
Premises and equipment, net	17,606	17,378
Foreclosed assets	2,438	36
Federal Home Loan Bank stock	9,457	9,591
Mortgage servicing rights, net	536	599
Bank-owned life insurance	7,366	7,231
Other assets	7,476	5,142

Total assets	$721,124	$722,964

Liabilities and Stockholders' Equity

Liabilities:
Noninterest-bearing demand deposits	$12,828	$13,887
Interest-bearing demand deposits	56,075	51,584
Money-market deposits	65,081	64,458
Savings deposits	2,808	3,065
Time deposits	338,410	339,800

Total deposits	475,202	472,794

Federal Home Loan Bank advances	181,500	179,700
Other borrowings	58	1,393
Junior subordinated debentures	5,155	5,155
Capital lease obligation	-	2,504
Accrued interest payable	2,258	1,506
Official checks	1,266	1,933
Other liabilities	5,740	3,359

Total liabilities	671,179	668,344

Stockholders' equity:
Common stock, $.01 par value, 15,000,000 shares authorized;
9,414,325 shares outstanding in 2007 and 9,351,542 in 2006, respectively	94	94
Additional paid-in capital	44,344	43,858
Retained earnings	7,016	11,160
Unallocated ESOP shares (43,386 shares in 2007 and 31,939 shares in 2006)	(373)	(257)
Accumulated other comprehensive loss	(1,136)	(235)

Total stockholders' equity	49,945	54,620

Total liabilities and stockholders' equity	$721,124	$722,964

See Accompanying Notes to Condensed Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)
($ in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Interest income:
Loans	$9,704	$10,166	$19,403	$20,021
Securities	819	766	1,663	1,364
Other	167	176	343	376

Total interest income	10,690	11,108	21,409	21,761

Interest expense:
Deposits	5,576	4,890	10,943	9,244
Other	2,039	2,040	4,167	4,125

Total interest expense	7,615	6,930	15,110	13,369

Net interest income	3,075	4,178	6,299	8,392

Provision for loan losses	5,145	95	5,295	234

Net interest (expense) income after
provision for loan losses	(2,070)	4,083	1,004	8,158

Other income:
Service charges and fees	106	98	213	326
Gains on sales of loans held for sale	33	93	105	120
Net gains (loss) on sales of securities available for sale	-	(16)	35	(17)
Rental income	84	75	169	144
Increase in cash surrender value of life insurance policies	69	54	136	118
Other	144	249	254	511

Total other income	436	553	912	1,202

Other expenses:
Salary and employee benefits	2,111	1,873	4,033	3,576
Occupancy expense	593	479	1,104	944
Professional services	374	202	634	397
Data processing	225	187	455	371
Marketing and advertising	115	105	231	196
Write down of foreclosed assets	354	-	354	-
Other	437	459	837	813

Total other expenses	4,209	3,305	7,648	6,297

(Loss) earnings before income taxes	(5,843)	1,331	(5,732)	3,063

Income tax (benefit) expense	(2,291)	434	(2,340)	1,015

Net (loss) earnings	$(3,552)	$897	$(3,392)	$2,048

(Loss) earnings per share:
Basic	$(.38)	$.10	$(.36)	$.24

Diluted	$(.38)	$.10	$(.36)	$.23

Weighted-average shares outstanding for (in thousands):
Basic	9,361	9,069	9,352	8,676

Diluted	9,361	9,209	9,352	8,801

Cash dividends per share	$.04	$.05	$.08	$.09

See Accompanying Notes to Condensed Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity
For the Six Months Ended June 30, 2007 and 2006
($ in thousands)

	Common Stock		Additional Paid-In	Retained	Unallocated ESOP	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Shares	Loss	Equity

Balance at December 31, 2005	8,299,343	$83	$33,679	$11,459	$(157)	$(923)	$44,141

Comprehensive income:
Net earnings (unaudited)	-	-	-	2,048	-	-	2,048

Change in unrealized loss on securities available for sale, net of income taxes of $166 (unaudited)	-	-	-	-	-	(274)	(274)

Comprehensive income (unaudited)	-	-	-	-	-	-	1,774

Issuance of common stock:
Options exercised (unaudited)	19,300	-	101	-	-	-	101
Private equity offering, net of offering costs (unaudited)	850,000	9	7,870	-	-	-	7,879
Stock dividend (unaudited)	182,899	2	2,074	(2,076)	-	-	-

Share-based compensation (unaudited)	-	-	27	-	-	-	27

Dividends paid (unaudited)	-	-	-	(792)	-	-	(792)

Balance at June 30, 2006 (unaudited)	9,351,542	$94	$43,751	$10,639	$(157)	$(1,197)	$53,130

Balance at December 31, 2006	9,351,542	$94	$43,858	$11,160	$(257)	$(235)	$54,620

Comprehensive (loss) income:
Net loss (unaudited)	-	-	-	(3,392)	-	-	(3,392)

Change in unrealized loss on securities available for sale, net of income taxes of $(546) (unaudited)	-	-	-	-	-	(901)	(901)

Comprehensive (loss) income (unaudited)	-	-	-	-	-	-	(4,293)

Issuance of common stock -options exercised (unaudited)	62,783	-	307	-	-	-	307

ESOP shares purchased (6,618 shares) (unaudited)	-	-	116	-	(116)	-	-

Share-based compensation (unaudited)	-	-	63	-	-	-	63

Dividends paid (unaudited)	-	-	-	(752)	-		(752)

Balance at June 30, 2007
(unaudited)	9,414,325	$94	$44,344	$7,016	$(373)	$(1,136)	$49,945

See Accompanying Notes to Condensed Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
($ in thousands)

	Six Months Ended June 30,
	2007	2006

Cash flows from operating activities:
Net (loss) earnings	$(3,392)	$2,048
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	432	383
Provision for loan losses	5,295	234
Write down of foreclosed assets	354	-
Capitalized costs on foreclosed assets	(25)	-
Net amortization of premiums and discounts on securities	(56)	(14)
Net amortization of loan origination fees, costs, premiums and discounts	510	563
Amortization of mortgage servicing rights	88	120
Increase in cash surrender value of life insurance policies	(135)	(118)
Proceeds from sales of loans held for sale	7,709	6,728
Loans originated for resale	(4,719)	(3,087)
Gain on sale of loans held for sale	(105)	(120)
Net loss (gain) on sales of securities available for sale	(35)	17
Share based compensation	63	27
Cash provided by (used in) resulting from changes in:
Accrued interest receivable	355	(182)
Other assets	(1,788)	379
Accrued interest payable	752	(184)
Official checks	(667)	1
Other liabilities	1,441	951

Net cash provided by operating activities	6,077	7,746

Cash flows from investing activities:
Purchase of securities available for sale	(14,010)	(27,693)
Proceeds from principal repayments and sales of securities available for sale	13,823	6,614
Loan principal repayments, net of originations	18,523	33,134
Purchase of loans	(25,270)	(26,811)
Purchase of premises and equipment	(660)	(2,267)
Net redemption of Federal Home Loan Bank stock	134	569
Net proceeds from sale of foreclosed assets	-	528

Net cash used in investing activities	(7,460)	(15,926)

Cash flows from financing activities:
Net decrease in other borrowings	(1,335)	(4,100)
Net increase in deposits	2,408	18,325
Net increase (decrease) in Federal Home Loan Bank advances	1,800	(18,500)
Principal repayments under capital lease obligation	(2,504)	(142)
Net increase in advance payments from borrowers for taxes and insurance	940	1,933
Dividends paid	(752)	(792)
Net proceeds from private equity offering	-	7,879
Net proceeds from the exercise of options on common stock	307	101

Net cash provided by financing activities	864	4,704

Net decrease in cash and cash equivalents	(519)	(3,476)

Cash and cash equivalents at beginning of period	8,680	12,996

Cash and cash equivalents at end of period	$8,161	$9,520

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited), continued
($ in thousands)

	Six Months Ended June 30
	2007	2006
Supplemental disclosure of cash flow information-
Cash paid during the period for:
Interest	$14,358	$13,242

Income taxes	$-	$1,805

Noncash transactions:

Accumulated other comprehensive loss, net change in unrealized loss on securities available for sale, net of tax	$(901)	$(274)

Transfer of loans in portfolio to loans held for sale	$2,478	$3,220

Mortgage servicing rights recognized upon sale of loans held for sale	$25	$-

Transfer of loans to foreclosed assets	$2,731	$-

See Accompanying Notes to Condensed Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) Description of Business and Basis of Presentation

Organization. Federal Trust Corporation (“Federal Trust”) is the sole shareholder of Federal Trust Bank (the “Bank”) and Federal Trust Mortgage Company (the “Mortgage Company”). Federal Trust operates as a unitary savings and loan holding company. Federal Trust's primary business activity is the operation of the Bank and the Mortgage Company. The Bank is federally-chartered as a stock savings bank. The Bank’s deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation. The Bank provides a wide range of banking services to individual and corporate customers through its nine offices located in Seminole, Volusia, Orange, and Lake Counties, Florida. The Mortgage Company was established to provide residential loan products for customers of the Bank, to close mortgage loans on behalf of certain third party purchasers, and to sell mortgage loans in the secondary market.

The condensed consolidated financial statements include the accounts of Federal Trust, the Bank and the Mortgage Company (collectively referred to herein as, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (principally consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2007, and the results of operations for the three- and six-month periods ended June 30, 2007 and 2006, and cash flows for the six months period ended June 30, 2007 and 2006. The results of operations for the six-month period ended June 30, 2007, are not necessarily indicative of the results to be expected for the entire year ended December 31, 2007. These statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

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

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157 Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principals, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is in the process of evaluating the impact of SFAS 157 and does not anticipate it will have a material impact on the Company’s financial condition or results of operations.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(2) Loans

The components of loans are summarized as follows ($ in thousands):

	At June 30, 2007	At December 31, 2006
	(unaudited)
Residential Lending:
Mortgages (1)	$367,268	$356,133
Lot loans	41,781	42,676
Construction	34,727	36,570

Total Residential lending	443,776	435,379

Commercial Lending:
Real Estate Secured	105,578	93,095
Land, Development and Construction	71,125	88,586
Commercial loans	16,528	15,308

Total Commercial lending	193,231	196,989

Consumer loans	181	125

Total loans	637,188	632,493

Add (deduct):
Allowance for loan losses	(10,292)	(5,098)
Net premiums, discounts, deferred fees and costs	3,488	3,567
Undisbursed portion of loans in process	(31,166)	(27,045)

Loans, net	$599,218	$603,917

(1)	Includes approximately $710,000 and $1,142,000 of loans held for sale at June 30, 2007 and December 31, 2006, respectively.

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(2) Loans, Continued

A provision for loan losses is charged to earnings based upon management’s evaluation of the potential losses in the loan portfolio. During the six months ended June 30, 2007, management made a provision of $5,295,000 based on our evaluation of the loan portfolio, compared to a provision of $234,000 made in the comparable period in 2006. The increased provision for the 2007 second quarter was due to the increase in nonaccrual loans and a decline in real estate collateral values. Our evaluation of the allowance for loan losses at June 30, 2007, included an assessment of the current market values for the non-accrual loans, our ongoing evaluation of the loan portfolio and an independent credit review of our construction and commercial real estate loan portfolio. As a percent of loans, net of undisbursed loans in process, the total allowance increased from .84% at December 31, 2006 to 1.70% at June 30, 2007. Based on our review, management believes that the $10.3 million allowance for loan losses at June 30, 2007 is adequate.

The activity in the allowance for loan losses is as follows ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Balance at beginning of period	$5,248	$4,637	$5,098	$4,477
Provision for loan losses	5,145	95	5,295	234
Charge-offs	(102)	(24)	(102)	(24)
Recoveries	1	-	1	21

Balance at end of period	$10,292	$4,708	$10,292	$4,708

The following is a summary of information regarding nonaccrual and impaired loans ($ in thousands):

	At June 30, 2007	At December 31, 2006
Non-accrual loans	$31,190	$11,970

Accruing loans past due ninety days or more	$-	$-

Recorded investment in impaired loans for which there is a related allowance for loan losses	$20,821	$8,623

Recorded investment in impaired loans for which there is no related allowance for loan losses	$8,278	$-

Allowance for loan losses related to impaired loans	$6,854	$2,327

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(2) Loans, Continued

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest income recognized and received on impaired loans	$-	$24	$22	$48

Average net recorded investment in impaired loans	$19,433	$6,387	$15,001	$4,656

The total non-accrual loans at June 30, 2007 were $31.2 million, up from $12.0 million at December 31, 2006. The increase during the first six months of 2007 was largely attributable to commercial loans involving residential properties located in Florida and included $9.8 million of residential construction loans, of which $7.2 million was to two related companies. Most of these loans were for construction of pre-sold residences where the ultimate buyer of the home defaulted on their purchase contract. In certain instances, construction had not commenced and the builder was left with unsold lots, in other cases the home was completed. The borrower was unable to make the interest payments and the loans are in default. Also included in the June total was $7.0 million of single family construction loans that are located primarily in Lee County, Florida. The loans were originated and are being serviced by a third party. These delinquencies were due, in most cases, to loans that matured before construction commenced and were not renewed by the borrower due to declining values in the local real estate market. Our advances in these loans were primarily for the vacant lots and they will either be converted to lot loans or be foreclosed.

Also included in non-accrual loans at June 30, 2007, was a $4.0 million participation in a real estate loan secured by a planned condominium site on the Gulf of Mexico in the Florida panhandle. The borrower has been unable to secure additional financing or equity partners and the loan is in process of foreclosure. Three other commercial loans which totaled $8.3 million at June 30, 2007, have collateral well in excess of the respective loan balances and we anticipate a full recovery of principal, interest and fees. Therefore, there was also no specific allowance for loan losses related to those three loans.

The remaining $2.0 million in non-accrual loans at June 30, 2007, was in one-to-four residential properties to both domestic and foreign national borrowers for properties in Florida.

We have not originated or purchased payment option adjustable rate loans and our core portfolio of residential loans continues to perform well.

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
(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(3) Regulatory Capital

The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at June 30, 2007, of the regulatory capital requirements for a well capitalized financial institution and the Bank’s actual capital on a percentage basis:

	Actual	Regulatory Requirements
Total capital to risk-weighted assets	11.24%	10.00%

Tier I capital to risk-weighted assets	10.62%	6.00%

Tier I capital to total assets-leverage ratio	7.29%	5.00%

(4) (Loss) Earnings Per Share of Common Stock

The Company follows the provisions of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS No. 128”). SFAS No. 128 provides accounting and reporting standards for calculating (loss) earnings per share. Basic (loss) earnings per share of common stock, has been computed by dividing the net loss or earnings for the period by the weighted-average number of shares outstanding. Shares of common stock purchased by the Company's Employee Stock Ownership Plan (“ESOP”) are considered outstanding when the shares are allocated to participants. Diluted (loss) earnings per share is computed by dividing net loss or earnings by the weighted-average number of shares outstanding including the dilutive effect of stock options computed using the treasury stock method and the restricted stock units. Outstanding stock options are not considered dilutive securities for the three- and six-month periods ended June 30, 2007, due to the net loss incurred by the Company. The following table presents the calculation of basic (loss) earnings per share for the three- and six-month periods ending June 30, 2007 and 2006, and the calculation of diluted earnings per share for the three- and six-month periods ending June 30, 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Weighted-average shares outstanding before adjustment for unallocated ESOP shares	9,404	9,091	9,389	8,698

Adjustment to reflect the effect of unallocated ESOP shares	(43)	(22)	(37)	(22)

Weighted-average shares outstanding for basic earnings per share	9,361	9,069	9,352	8,676

Basic (loss) earnings per share	$(.38)	$.10	$(.36)	$.24

Total weighted-average shares outstanding for basic earnings per share computation	9,361	9,069	9,352	8,676

Additional dilutive shares using the average market value for the period utilizing the treasury stock method regarding stock options	-	140	-	125

Weighted-average shares and equivalents outstanding for diluted earnings per share	9,361	9,209	9,352	8,801

Diluted earnings per share	(.38)	$.10	(.36)	$.23

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(5) Stock Compensation Plans

The Company has three stock options plans. As a result of a 2% stock dividend declared on April 25, 2006, for shareholders of record on June 1, 2006, we have made proportionate adjustments to the number of shares of common stock covered by the stock options and stock units and in the purchase price per share of the stock option and stock units so as to prevent dilution of rights of the participant. The Key Employee Stock Compensation Program (the “Employee Plan”) is authorized to issue up to 10% of the issued shares up to a maximum of 1,020,000 shares through the exercise of incentive stock options, compensatory stock options, stock appreciation rights or performance shares. All awards granted under the Employee Plan have been incentive stock options. These options have five or ten year terms and vest over various terms up to five years. At June 30, 2007, the Company had 266,501 options available for future grants under the Employee Plan.

The Directors’ Stock Option Plan (the “Director Plan”) is authorized to issue up to 140,000 shares. All options granted under the Director Plan have ten-year terms, are fully vested and exercisable and have all been allocated as of June 30, 2007.

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

The 2005 Directors’ Plan also provides for discretionary awards of restricted shares, stock units or stock options, which may be granted by the Board to recognize additional services provided to the Company. Any stock options granted may not be exercisable for less than fair market value per share on the date of grant, and can be exercised after 6 months from the date of grant and before the earlier of 10 years after the date of the award, or one year from the date the director’s service is terminated by reason of retirement or death. Restricted Stock Units have been issued to three directors under the 2005 Directors’ Plan. Under terms of those respective agreements, the units vest over periods from three to four years (in near equal installments), unless there is a change in control, at which point the units vest immediately. As a Restricted Stock Unit, no shares will be physically issued on vested units until the Director elects to receive the shares, or no longer serves on the Board.
(Continued)

 FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(5) Stock Compensation Plans, Continued

Options are granted to certain employees and directors at a price equal to the market value of the stock on the dates the options were granted. The options granted have a term of either five or ten years and vest ratably over various terms up to five years. In accordance with SFAS 123(R), the fair value of each option is amortized using the straight-line method over the requisite service period of each option. We have estimated the fair value of all option awards as of the grant date by applying the Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of compensation expense. There were no stock options issued during the second quarter 2007. The weighted average amounts for key assumptions used in determining the fair value of options granted during the second quarter of 2006 and the first half of 2007 and 2006 follows:

	Three-Months Ended June 30,	Six-Months Ended June 30,
	2006	2007	2006
Expected stock price volatility	25.00%	47.95%	25.00%
Risk-free interest rate	4.88%	4.66%	4.60%
Weighted average expected life in years	3.0	6.5	3.0
Expected dividend yield	1.51%	1.58%	1.40%
Per share weighted-average grant date fair value
of options issued during the period	$2.31	$4.66	$2.42

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

A summary of stock option transactions for the six-month period ended June 30, 2007 follows;
($ in thousands, except per share data):

	Number of Options	Weighted Avg. Per Option Exercise Price	Weighted Avg. Remaining Contract Term (in years)	Aggregate Intrinsic Value
Options Granted Under the Employee Plan:
Outstanding at December 31, 2006	432,388	$8.33
Options exercised	(62,783)	4.89
Options forfeited	(16,322)	11.22

Outstanding at June 30, 2007	353,283	$8.81	4.15	$242

Exercisable at June 30, 2007	303,675	$8.54	4.28	$242

(Continued)

 FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(5) Stock Compensation Plans, Continued

	Number of Options	Weighted Avg. Per Option Exercise Price	Weighted Avg. Remaining Contract Term (in years)	Aggregate Intrinsic Value
Options Granted Under the Director Plan:
Outstanding at December 31, 2006	95,646	$6.79
Options granted	28,500	10.10

Outstanding at June 30, 2007	124,146	$7.55	7.05	$192

Exercisable at June 30, 2007	69,422	$5.49	3.95	$192

The total intrinsic value of options exercised during the six months ended June 30, 2007 was $301,000. As of June 30, 2007, the Company had 104,332 nonvested options outstanding resulting in approximately $376,000 of total unrecognized compensation cost related to these nonvested options. This cost is expected to be recognized monthly over the related vesting periods using the straight-line method through December 2011.

A summary of the Restricted Stock Unit transactions follows:

Number of Units
Restricted Stock Units under the 2005 Director Plan:
Outstanding at December 31, 2006	14,631

Stock unit dividends earned	121
Stock units forfeited	(1,955)

Outstanding at June 30, 2007	12,797

A summary of the status of the Company’s nonvested restricted stock units as of December 31, 2006, and changes during the six-months ended June 30, 2007, is presented below:

Nonvested Shares	Number of Units	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2006	12,264	$10.86
Dividends credited	100	10.75
Forfeited	(1,955)	12.03

Nonvested at June 30, 2007	10,409	10.64

(6) Legal Contingencies

Various legal claims arise from time to time in the normal course of business. In the opinion of management of the Company, none have occurred that will have a material effect on the Company’s condensed consolidated financial statements.

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company's independent registered public accounting firm, have made a limited review of the financial data as of June 30, 2007, and for the six-month period ended June 30, 2007 and 2006 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board (United States).

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Federal Trust Corporation
Sanford, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of Federal Trust Corporation and Subsidiaries (the “Company”) as of June 30, 2007, the related condensed consolidated statements of operations for the three- and six-month period ended June 30, 2007 and 2006, and the related condensed consolidated statements of stockholders’ equity and cash flows for the six-month periods ended June 30, 2007 and 2006. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet as of December 31, 2006, and the related consolidated statements of earnings, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 13, 2007 we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA
Orlando, Florida
August 1, 2007

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations

Comparison of June 30, 2007 and December 31, 2006

General

Federal Trust Corporation (“Federal Trust”) is the sole shareholder of Federal Trust Bank (the “Bank”) and Federal Trust Mortgage Company (the “Mortgage Company”). Federal Trust operates as a unitary savings and loan holding company. Federal Trust's business activities primarily include the operation of the Bank and the Mortgage Company. Federal Trust, the Bank and the Mortgage Company are collectively referred to herein as the “Company.” The Bank is federally-chartered as a stock savings bank. The Bank’s deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation. The Bank provides a wide range of banking services to individual and corporate customers through its nine offices located in Seminole, Volusia, Orange, and Lake Counties, Florida. The Mortgage Company was established to provide residential loan products for customers of the Bank, to close mortgage loans on behalf of certain third party purchasers, and to sell mortgage loans in the secondary market.

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

Capital Resources

During the six-months ended June 30, 2007, the Company's primary source of funds consisted of net principal repayments and sales of loans of $26.2 million and net principal repayments and sales of securities available for sale of $13.8 million. The Company used its sources of funds principally to purchase loans of $25.3 million and to originate $4.7 million of loans for resale and to purchase securities available for sale totaling $14.0 million. On January 30, 2007, the Company exercised its option to purchase the office building which houses the Executive, Administrative, Lending and Operations departments, by paying off the outstanding capitalized lease balance of $2.5 million.

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

A summary of the amounts of the Company's financial instruments, with off-balance-sheet risk at June 30, 2007, follows ($ in thousands):

Contract Amount
Commitments to extend credit	$40,369

Unused lines of credit	$12,359

Standby letters of credit	$1,434

Loans in process	$31,166

Management believes the Company has adequate resources to fund all its commitments. At June 30, 2007, the Company had approximately $302.1 million in time deposits maturing in one year or less. Management also believes that, if so desired, it can adjust the rates on time deposits to retain or obtain new deposits in a changing interest rate environment.

Management believes the Bank was in compliance with all minimum capital requirements which it was subject to at June 30, 2007. See note 3 to the condensed consolidated financial statements.

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

	Three Months Ended June 30,
	2007			2006
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	($ in thousands)
Assets:
Loans (1)	$592,704	$9,704	6.55%	$633,786	$10,166	6.42%
Securities (2)	63,623	921	5.79	60,566	881	5.82
Other interest-earning assets (3)	8,945	167	7.47	11,715	176	6.01

Total interest-earning assets	665,272	10,792	6.49	706,067	11,223	6.36

Other noninterest-earning assets	44,478			40,946

Total assets	$709,750			$747,013

Liabilities and stockholders’ equity:
Noninterest-bearing demand deposits	$12,427	-	-	$14,789	-	-
Interest-bearing demand and money-
market deposits	116,454	1,118	3.84	135,181	1,279	3.78
Savings deposits	2,966	12	1.62	3,511	17	1.94
Time deposits	338,758	4,446	5.25	332,056	3,594	4.33

Total deposits	470,605	5,576	4.74	485,537	4,890	4.03

Other borrowings (4)	176,927	2,039	4.61	198,783	2,040	4.10

Total interest-bearing liabilities (5)	635,105	7,615	4.80	699,513	6,930	4.14

Other noninterest-bearing liabilities	7,948			9,720
Stockholders' equity	54,270			52,973
Total liabilities and stockholders' equity	$709,750			$747,013

Net interest margin (6)		$3,177	1.91%		$4,293	2.43%

Interest-rate spread (7)			1.69%			2.22%

Ratio of average interest-earning assets to average interest- bearing liabilities	1.05			1.05

(1)	Includes nonaccrual loans.

(2)	Interest income on tax-exempt securities has been adjusted to a fully tax equivalent basis.

(3)	Includes Federal Home Loan Bank stock and interest-earning deposits.

(4)	Includes Federal Home Loan Bank advances, other borrowings, junior subordinated debentures and capital lease obligation.

(5)	Total interest-bearing liabilities exclude noninterest-bearing demand deposits.

(6)	Net interest margin is annualized net interest income divided by average interest-earning assets.

(7)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

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

	Six Months Ended June 30,
	2007			2006
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	($ in thousands)
Assets:
Loans (1)	$598,784	$19,403	6.48%	$633,158	$20,021	6.32%
Securities (2)	64,133	1,873	5.84	55,226	1,583	5.73
Other interest-earning assets (3)	10,564	343	6.49	13,127	376	5.73

Total interest-earning assets	673,481	21,619	6.42	701,511	21,980	6.27

Other noninterest-earning assets	41,528			40,328

Total assets	$715,009			$741,839

Liabilities and stockholders’ equity:
Noninterest-bearing demand deposits	$12,688	-	-	$14,387	-	-
Interest-bearing demand and money-
market deposits	116,875	2,211	3.78	130,645	2,406	3.68
Savings deposits	3,052	26	1.70	3,596	31	1.72
Time deposits	337,096	8,706	5.17	330,066	6,807	4.12

Total deposits	469,711	10,943	4.66	478,694	9,244	3.86

Other borrowings (4)	183,486	4,167	4.54	205,620	4,125	4.01

Total interest-bearing liabilities (5)	640,509	15,110	4.72	669,927	13,369	3.99

Other noninterest-bearing liabilities	7,394			8,513
Stockholders' equity	54,418			49,012

Total liabilities and stockholders' equity	$715,009			$741,839

Net interest margin (6)		$6,509	1.93%		$8,611	2.45%

Interest-rate spread (7)			1.70%			2.28%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.05			1.05

(1)	Includes nonaccrual loans.

(2)	Interest income on tax-exempt securities has been adjusted to a fully tax equivalent basis.

(3)	Includes Federal Home Loan Bank stock and interest-earning deposits.

(4)	Includes Federal Home Loan Bank advances, other borrowings, junior subordinated debentures and capital lease obligation.

(5)	Total interest-bearing liabilities exclude noninterest-bearing demand deposits.

(6)	Net interest margin is annualized net interest income divided by average interest-earning assets.

(7)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended June 30, 2007 and 2006

General. The Company had a net loss for the three-month period ended June 30, 2007, of $3.6 million, or $.38 per basic and diluted share, compared to net earnings of $897,000 or $.10 per basic and diluted share for the same period in 2006. The loss for 2007 is primarily attributable to the $5.1 million additional provision for loan losses, together with the interest lost caused by the increase in nonperforming loans and expenses associated with the branch expansion, key additions to the residential and commercial lending staff, and the negative affect on earnings as a result of the margin compression from the flat yield curve.

Interest Income. Interest income decreased by $418,000 or 4% to $10.7 million for the three-months ended June 30, 2007, from $11.1 million for the same period in 2006. Interest income on loans decreased $462,000 to $9.7 million in 2007, due to a decrease in the average amount of loans outstanding from $633.8 million in 2006 to $598.8 million in 2007, partially offset by an increase in the average yield earned on loans from 6.32% for the three-month period ended June 30, 2006, to 6.48% for the comparable period in 2007. In addition, interest income on loans was adversely affected by the $31.2 million in nonaccrual loans at June 30, 2007, compared to $7.5 million at the end of the second quarter of 2006. Interest income on securities increased by $53,000 for the three-month period ended June 30, 2007, over the same period in 2006 due to a $3.1 million increase in the average balance of investment securities held. Management expects the rates earned on the earning asset portfolio to fluctuate with general market rates.

Interest Expense. Interest expense increased by $685,000 or 10% during the three-month period ended June 30, 2007, compared to the same period in 2006. Interest on deposits increased $686,000 or 14% to $5.6 million in 2007 from $4.9 million in 2006. The increase in interest on deposits was a result of an increase in the average cost of deposits from 4.03% for the three-month period ended June 30, 2006, to 4.74% for the comparable period in 2007, partially offset by a decrease in average deposits outstanding from $485.5 million in 2006 to $470.6 million in 2007. Interest on other borrowings remained at $2.0 million in 2007, primarily as a result of a decrease in the average amount of other borrowings outstanding from $198.8 million in 2006 to $176.9 million in 2007 offset by an increase in the average cost from 4.10% to 4.61% from 2006 to 2007. Management expects to continue to use FHLB advances, broker originated time deposits and other borrowings as a liability management tool.

Provision for Loan Losses. A provision for loan losses is charged to earnings based upon management’s evaluation of the loan portfolio. During the quarter ended June 30, 2007, the Bank recorded a provision for loan losses of $5.1 million based on its evaluation of the loan portfolio, compared to $95,000 for the same period in 2006. The increased provision for the 2007 second quarter was due to the increase in nonaccrual loans and a decline in real estate collateral values. The allowance for loan losses at June 30, 2007, was $10.3 million compared to $5.1 million at December 31, 2006, and $4.7 million at June 30, 2006. Our evaluation of the allowance for loan losses at June 30, 2007, included an assessment of the current market values for the nonaccrual loans, our ongoing evaluation of the loan portfolio and an independent credit review of our construction and commercial real estate loan portfolio. As a percent of total loans outstanding, the allowance for loan losses increased to 1.70% at June 30, 2007 from .84% at December 31, 2006, and .76% at June 30, 2006. Management believes the allowance for loan losses at June 30, 2007 was adequate.

Other Income. Other income decreased to $436,000 for the second quarter of 2007 from $553,000 for the three-month period ended June 30, 2006. The decrease in other income resulted primarily from decreases in gains on sales of loans and in loan prepayment fees.

Other Expenses. Other expenses increased by $904,000 or 27% during the three-month period ended June 30, 2007, compared to the same period in 2006 primarily as a result of the expenses associated with the two new branches opened in July and October of 2006, and the key additions to residential and commercial lending staff in addition to writing down foreclosed assets by $354,000 during the three-month period ending June 30, 2007. Salaries and employee benefits increased $238,000 along with an increase of $114,000 in occupancy expense and an increase of $172,000 in professional fees. Also, data processing and marketing expenses increased $38,000 and $10,000, respectively.

Income Taxes. The Company’s consolidated tax position resulted in a tax benefit of $2.3 million (an effective rate of 39.2%) for the three months ended June 30, 2007, compared to $434,000 in expense (an effective rate of 32.6%) for the same period in 2006.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Comparison of the Six-Month Periods Ended June 30, 2007 and 2006

General. The Company had a net loss for the six-month period ended June 30, 2007, of $3.4 million, or $.36 per basic and diluted share, compared to net earnings of $2.0 million or $.24 per basic and $.23 per diluted share for the same period in 2006, after adjustment for the effects of a 2% stock dividend paid in June 2006. Similar to the comparison of the three month period ended June 30, 2007 and 2006, the 2007 loss was the result of the $5.1 million second quarter provision for loan losses and the expenses associated with branch expansion and additional lending staff.

Interest Income. Interest income decreased by $352,000 or 2% to $21.4 million for the six-month period ended June 30, 2007, from $21.8 million for the same period in 2006. Interest income on loans decreased $618,000 or 3% to $19.4 million in 2007 from $20.0 million in 2006, as a result of a decrease in the average amount of loans outstanding from $633.2 million in 2006 to $598.8 million in 2007 and the negative effect of the $31.2 million of nonaccrual loans at June 30, 2007, partially offset by an increase in the average yield earned on loans from 6.32% for the six-month period ended June 30, 2006, to 6.48% for the comparable period in 2007. Interest income on securities increased by $299,000 for the six-month period ended June 30, 2007, over the same period in 2006, primarily as a result of an increase in the average balance of securities owned and an increase in the average yield. Management expects the rates earned on the portfolio to fluctuate with general market conditions.

Interest Expense. Interest expense increased by $1.7 million or 13% during the six-month period ended June 30, 2007, compared to the same period in 2006. Interest on deposits increased $1.7 million or 18% to $10.9 million in 2007 from $9.2 million in 2006, as a result of an increase in the average cost of deposits from 3.86% for the six-month period ended June 30, 2006, to 4.66% for the comparable period in 2007 offset by a decrease in average deposits outstanding from $478.7 million in 2006 to $469.7 million in 2007. Interest on other borrowings increased to $4.2 million in 2007 from $4.1 million in 2006, primarily as a result of a decrease in the average balance of other borrowings from $205.6 million for the six-month period ended June 30, 2006 to $183.5 million for the comparable 2007 period and offset by an increase in the average rate paid on other borrowings from 4.01% in 2006 to 4.54% in 2007. Management expects to continue to use FHLB advances and other borrowings as a liability management tool.

Provision for Loan Losses. A provision for loan losses is charged to earnings based upon management’s evaluation of the losses in its loan portfolio. During the six months ended June 30, 2007, a $5.3 million provision for loan losses was recorded, compared to $234,000 recorded for the same period in 2006. The increased provision for the 2007 second quarter was due to the increase in nonaccrual loans and a decline in real estate collateral values. Our evaluation of the allowance for loan losses at June 30, 2007, included an assessment of the current market values for the nonaccrual loans, our ongoing evaluation of the loan portfolio and an independent credit review of our construction and commercial real estate loan portfolio. The allowance for loan losses at June 30, 2007, was $10.3 million or 1.70% of total net loans outstanding, up from $4.7 million, or .76% of total net loans outstanding at June 30, 2006. Management believes the allowance for loan losses at June 30, 2007, is adequate.

Other Income. Other income decreased $290,000 or 24% from the six-month period ended June 30, 2006, to the same period in 2007. The decrease in other income was primarily due to a decrease of $113,000 in service charges and fees and a decrease of $250,000 in loan prepayment fees.

Other Expense. Other expense increased $1.4 million or 21% to $7.6 million for the six-month period ended June 30, 2007, from $6.3 million for the same period in 2006. The year-over-year expense growth was due to salary and employee benefits - $457,000; occupancy expense - $160,000; professional fees - $237,000; data processing - $84,000; and a $354,000 writedown of foreclosed assets during the second quarter of 2007.

Income Taxes. The Company’s consolidated tax position resulted in a tax benefit of $2,340,000 (an effective rate of 40.8%) for the six months ending June 30, 2007, compared to an expense of $1,015,000 (an effective rate of 33.1%) for the same period in 2006.

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

b.
Changes in Internal Controls. During the second quarter of 2007, we enhanced our underwriting policies and procedures and reorganized the Commercial Lending Department to provide more segregation between the origination, approval and administration functions. The Company made no other significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial Officers.

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

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders (the “Annual Meeting”) of Federal Trust Corporation was held on May 25, 2007, to consider the election of three Class II directors and the ratification of the appointment of the Company’s independent auditors for the year ending December 31, 2007. Incumbent Directors Robert G. Cox, A. George Igler, and Charles R. Webb were re-elected for three-year terms. The terms of Directors James V. Suskiewich, Kenneth W. Hill, Eric J. Reinhold, and Samuel C. Certo continued after the Annual Meeting.

At the Annual Meeting, 8,004,786 shares were present in person or by proxy. With respect to Proposal I, each share was entitled to vote for up to three directors and as to the other proposals, each share was entitled to one vote on each proposal. The following is a summary and tabulation of the matters that were voted upon at the Annual Meeting:

Proposal I.

The election of three directors:

	For	Withheld
Class II Directors, for a term of three years:
Robert G. Cox	7,740,504	264,282
A. George Igler	6,392,739	1,612,047
Charles R. Webb	7,738,589	266,197

Proposal II:

To ratify the appointment of Hacker, Johnson & Smith PA, as the Company's independent auditors for the year ending December 31, 2007:

For	Against	Withheld

7,153,802	234,250	616,744

Proposal III:

The adjournment of the Annual Meeting to solicit additional proxies in the event there are insufficient votes to approve the foregoing proposals:

For	Against	Withheld

5,697,943	1,682,148	624,695

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Item 6. Exhibits

(a) Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are marked by a (1) were previously filed with the SEC, and are hereby incorporated by reference from Registrant's 1998 Definitive Proxy Statement. The exhibits which are marked with a (2) were previously filed with the SEC, and are hereby incorporated by reference from Registrant's 1999 Definitive Proxy Statement. The exhibits which are marked with a (3) were previously filed with the SEC, and are hereby incorporated by reference from Registrant's 2001 Definitive Proxy Statement. The exhibits which are marked with a (4) were previously filed with the SEC, and are hereby incorporated by reference from Registrant's 1999 Form 10-KSB. The exhibits which are marked with a (5) were previously filed with the SEC and are hereby incorporated by reference from the Registrant's 2004 Form 10-KSB. The exhibit numbers correspond to the exhibit numbers in the referenced documents. The exhibits which are marked with a (6) were previously filed with the SEC, and are hereby incorporated by reference from Registrant’s 2005 Definitive Proxy Statement. The exhibits which are marked with (7) were previously filed with the SEC, and are hereby incorporated by reference from Registrant’s September 31, 2005 Form 10-Q. The exhibits which are marked with (8) were previously filed with the SEC, and are hereby incorporated by reference from Registrant’s 2005 Form 10-K. The exhibits which are marked with (9) were previously filed with the SEC, and are hereby incorporated by reference from Registrant’s 2006 Form 10-K/A.The exhibit numbers correspond to the exhibit numbers in the referenced documents.

Exhibit No.	Description of Exhibit
(1)3.1	1996 Amended Articles of Incorporation and the 1995 Amended and Restated Articles of Incorporation of Federal Trust
(1)3.2	1995 Amended and Restated Bylaws of Federal Trust
(2)3.3	1998 Articles of Amendment to Articles of Incorporation of Federal Trust
(3)3.4	1999 Articles of Amendment to Articles of Incorporation of Federal Trust
(1)4.0	Specimen of Common Stock Certificate
(4)10.1	Amended Employment Agreement By and Among Federal Trust, the Bank and James V. Suskiewich
(4)10.2	First Amendment to the Amended Employment Agreement by and Among Federal Trust, the
Bank and James V. Suskiewich
(5)10.4	Amendment to Federal Trust 1998 Key Employee Stock Compensation Program
(5)10.5	Amendment to Federal Trust 1998 Directors' Stock Option Plan
(6)10.10	2005 Directors’ Stock Plan
(7)10.11	Employment Agreement by and between Federal Trust Corporation and James V. Suskiewich
(7)10.12	Employee Severance Agreement with Thomas P. Spatola
(8)10.15	Addendum to Salary Continuation Agreement for James V. Suskiewich
(9)10.16	Amended and Restated Employee Severance Agreement with Gregory E. Smith (expires December 31, 2007)
(9)10.17	Amended and Restated Employee Severance Agreement with Jennifer B. Brodnax (expires December 31, 2007)
14.1	Code of Ethical Conduct
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a - 14(a)
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a - 14(a)
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDERAL TRUST CORPORATION (Registrant)

Date: August 7, 2007	By:	/s/ James V. Suskiewich
James V. Suskiewich
President and Chief Executive Officer

Date: August 7, 2007	By:	/s/ Gregory E. Smith
Gregory E. Smith
Executive Vice President and Chief Financial Officer