Form 10-Q
period 2007-09-30
FEDERAL TRUST CORP
filed 2007-11-09
CIK 842640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-accelerated Filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common stock, par value $.01 per share	9,436,305 Shares
(class)	Outstanding at November 8, 2007

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

($ in thousands, except per share amounts)

	At
	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Cash and due from banks	$8,236	$7,095
Interest-earning deposits	867	1,585

Cash and cash equivalents	9,103	8,680

Securities available for sale	56,541	65,558
Loans, less allowance for loan losses of $10,506 in 2007 and $5,098 in 2006	603,194	603,917
Accrued interest receivable	4,578	4,832
Premises and equipment, net	18,835	17,378
Foreclosed assets	5,123	36
Federal Home Loan Bank stock	9,434	9,591
Mortgage servicing rights, net	482	599
Bank-owned life insurance	7,435	7,231
Deferred tax assets	9,116	2,728
Other assets	3,015	2,414

Total assets	$726,856	$722,964

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	$13,332	$13,887
Interest-bearing demand deposits	74,088	51,584
Money-market deposits	59,586	64,458
Savings deposits	2,592	3,065
Time deposits	331,809	339,800

Total deposits	481,407	472,794

Federal Home Loan Bank advances	181,000	179,700
Other borrowings	1,070	1,393
Junior subordinated debentures	5,155	5,155
Capital lease obligation	—	2,504
Accrued interest payable	2,425	1,506
Official checks	1,881	1,933
Other liabilities	9,632	3,359

Total liabilities	682,570	668,344

Stockholders’ equity:
Common stock, $.01 par value, 15,000,000 shares authorized; 9,436,305 shares outstanding in 2007 and 9,351,542 in 2006, respectively	94	94
Additional paid-in capital	44,493	43,858
Retained earnings	946	11,160
Unallocated ESOP shares (54,386 shares in 2007 and 31,939 shares in 2006)	(440)	(257)
Accumulated other comprehensive loss	(807)	(235)

Total stockholders’ equity	44,286	54,620

Total liabilities and stockholders’ equity	$726,856	$722,964

See Accompanying Notes to Condensed Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

($ in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Interest income:
Loans	$9,729	$9,788	$29,132	$29,809
Securities	801	993	2,463	2,357
Other	176	175	519	551

Total interest income	10,706	10,956	32,114	32,717

Interest expense:
Deposits	5,716	5,371	16,659	14,615
Other	2,239	1,965	6,406	6,090

Total interest expense	7,955	7,336	23,065	20,705

Net interest income	2,751	3,620	9,049	12,012
Provision for loan losses	5,115	60	10,410	294

Net interest (expense) income after provision for loan losses	(2,364)	3,560	(1,361)	11,718

Other income:
Service charges and fees	107	114	320	440
(Loss) on loans held for sale	14	65	120	185
Net (loss) gains on sales of securities available for sale	(139)	80	(104)	63
Rental income	97	91	266	235
Increase in cash surrender value of life insurance policies	68	62	204	180
Other	194	157	448	668

Total other income	341	569	1,254	1,771

Other expenses:
Salary and employee benefits	4,782	1,798	8,815	5,374
Occupancy expense	565	524	1,669	1,468
Professional services	357	241	990	638
Data processing	279	203	735	574
Marketing and advertising	114	53	345	249
Other-than-temporary impairment on securities available for sale	749	—	749	—
Write down of foreclosed assets	—	—	354	—
Other	996	452	1,833	1,265

Total other expenses	7,842	3,271	15,490	9,568

(Loss) earnings before income taxes	(9,865)	858	(15,597)	3,921
Income tax (benefit) expense	(3,794)	237	(6,135)	1,252

Net (loss) earnings	$(6,071)	$621	$(9,462)	$2,669

(Loss) earnings per share:
Basic	$(.65)	$.07	$(1.01)	$.30

Diluted	$(.65)	$.07	$(1.01)	$.29

Weighted-average shares outstanding for (in thousands):
Basic	9,357	9,329	9,357	8,896

Diluted	9,357	9,449	9,357	9,070

Cash dividends per share	$—	$.05	$.08	$.14

See Accompanying Notes to Condensed Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

For the Nine Months Ended September 30, 2007 and 2006

($ in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Unallocated ESOP Shares	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2005	8,299,343	$83	$33,679	$11,459	$(157)	$(923)	$44,141

Comprehensive income:
Net earnings (unaudited)	—	—	—	2,669	—	—	2,669

Change in unrealized loss on securities available for sale, net of income taxes of $270 (unaudited)	—	—	—	—	—	446	446

Comprehensive income (unaudited)	—	—	—	—	—	—	3,115
Issuance of common stock:
Options exercised (unaudited)	19,300	—	101	—	—	—	101
Private equity offering, net of offering costs (unaudited)	850,000	9	7,852	—	—	—	7,861
Stock dividend (unaudited)	182,899	2	2,074	(2,076)	—	—	—
ESOP shares purchased (4,778 shares) (unaudited)	—	—	49	—	(49)	—	—
Share-based compensation (unaudited)	—	—	38	—	—	—	38
Dividends paid (unaudited)	—	—	—	(1,259)	—	—	(1,259)

Balance at September 30, 2006 (unaudited)	9,351,542	$94	$43,793	$10,793	$(206)	$(477)	$53,997

Balance at December 31, 2006	9,351,542	$94	$43,858	$11,160	$(257)	$(235)	$54,620

Comprehensive (loss) income:
Net loss (unaudited)	—	—	—	(9,462)	—	—	(9,462)
Change in unrealized loss on securities available for sale, net of income taxes of $(346) (unaudited)	—	—	—	—	—	(572)	(572)

Comprehensive (loss) income (unaudited)	—	—	—	—	—	—	(10,034)
Issuance of common stock-options exercised (unaudited)	84,763	—	401	—	—	—	401
ESOP shares purchased (17,618 shares) (unaudited)	—	—	183	—	(183)	—	—
Share-based compensation (unaudited)	—	—	51	—	—	—	51
Dividends paid (unaudited)	—	—	—	(752)	—	—	(752)

Balance at September 30, 2007 (unaudited)	9,436,305	$94	$44,493	$946	$(440)	$(807)	$44,286

See Accompanying Notes to Condensed Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

($ in thousands)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net (loss) earnings	$(9,462)	$2,669
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	658	587
Provision for loan losses	10,410	294
Writedown of foreclosed assets	354	—
Capitalized costs on foreclosed assets	(25)	—
Provision for deferred taxes	(6,042)	157
Net amortization of premiums and discounts on securities	(84)	(54)
Net amortization of loan origination fees, costs, premiums and discounts	762	1,005
Amortization of mortgage servicing rights	142	185
Increase in cash surrender value of life insurance policies	(204)	(180)
Proceeds from sales of loans held for sale	6,140	8,753
Loans originated for resale	(5,257)	(10,327)
Gain on loans held for sale	(120)	(185)
Market value adjustment on loans held for sale	328	—
Net loss (gain) on sales of securities available for sale	104	(63)
Other-than-temporary impairment of securities held for sale	749	—
Share based compensation	51	38
Cash provided by (used in) resulting from changes in:
Accrued interest receivable	254	(569)
Other assets	281	140
Accrued interest payable	919	(59)
Official checks	(52)	(559)
Other liabilities	4,483	846

Net cash provided by operating activities	4,389	2,678

Cash flows from investing activities:
Purchase of securities available for sale	(15,301)	(35,791)
Proceeds from principal repayments and sales of securities available for sale	22,631	18,390
Loan principal repayments, net of originations	28,196	56,862
Purchase of loans	(47,901)	(47,901)
Proceeds from sales of loans transferred to held for sale	2,491	10,625
Purchase of premises and equipment	(2,997)	(3,535)
Net redemption of Federal Home Loan Bank stock	157	1,559
Net proceeds from sale of foreclosed assets	233	520

Net cash used in investing activities	(12,491)	(729)

Cash flows from financing activities:
Net increase in deposits	8,613	28,236
Net increase (decrease) in Federal Home Loan Bank advances	1,300	(40,500)
Net increase (decrease) in other borrowings	(323)	(4,100)
Principal repayments under capital lease obligation	(2,504)	(214)
Net increase in advance payments from borrowers for taxes and insurance	1,790	1,030
Dividends paid	(752)	(1,259)
Net proceeds from private equity offering	—	7,861
Net proceeds from the exercise of options on common stock	401	101

Net cash provided by (used in) financing activities	8,525	(8,845)

Net increase (decrease) in cash and cash equivalents	423	(5,438)
Cash and cash equivalents at beginning of period	8,680	12,996

Cash and cash equivalents at end of period	$9,103	$7,558

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued

($ in thousands)

	Nine Months Ended September 30,
	2007	2006
Supplemental disclosure of cash flow information-
Cash paid during the period for:
Interest	$22,146	$20,764

Income taxes	$—	$2,144

Noncash transactions:
Accumulated other comprehensive loss, net change in unrealized loss on securities available for sale, net of tax	$(572)	$446

Transfer of loans in portfolio to loans held for sale	$9,985	$10,549

Mortgage servicing rights recognized upon sale of loans held for sale	$25	$—

Transfer of loans to foreclosed assets	$5,649	$—

ESOP shares purchased	$183	$49

Transfer of premises and equipment to other assets	$882	$—

See Accompanying Notes to Condensed Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) Description of Business and Basis of Presentation

Organization. Federal Trust Corporation (“Federal Trust”) is the sole shareholder of Federal Trust Bank (the “Bank”) and Federal Trust Mortgage Company (the “Mortgage Company”). Federal Trust operates as a unitary savings and loan holding company. Federal Trust’s primary business activity is the operation of the Bank and the Mortgage Company. The Bank is federally-chartered as a stock savings bank. The Bank’s deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation. The Bank provides a wide range of banking services to individual and corporate customers through its ten offices located in Seminole, Volusia, Orange, Lake and Flagler Counties, Florida. The Mortgage Company was established to provide residential loan products for customers of the Bank, to close mortgage loans on behalf of certain third party purchasers, and to sell mortgage loans in the secondary market.

The condensed consolidated financial statements include the accounts of Federal Trust, the Bank and the Mortgage Company (collectively referred to herein as, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (principally consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2007, and the results of operations and cash flows for the three- and nine-month periods ended September 30, 2007 and 2006, and cash flows for the nine-month period ended September 30, 2007 and 2006. The results of operations for the nine-month period ended September 30, 2007, are not necessarily indicative of the results to be expected for the entire year ended December 31, 2007. These statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(2) Loans

The components of loans are summarized as follows ($ in thousands):

	At September 30, 2007	At December 31, 2006
	(unaudited)
Residential Lending:
Mortgages (1)	$370,357	$356,133
Lot loans	41,413	42,676
Construction	24,085	36,570

Total Residential lending	435,855	435,379

Commercial Lending:
Real Estate Secured	99,719	93,095
Land, Development and Construction	85,472	88,586
Commercial loans	21,325	15,308

Total Commercial lending	206,516	196,989

Consumer loans	184	125

Total loans	642,555	632,493

Add (deduct):
Allowance for loan losses	(10,506)	(5,098)
Net premiums, discounts, deferred fees and costs	3,400	3,567
Undisbursed portion of loans in process	(32,255)	(27,045)

Loans, net	$603,194	$603,917

(1)	Includes approximately $7,520,000 and $1,142,000 of loans held for sale at September 30, 2007 and December 31, 2006, respectively. During the quarter ending September 30, 2007, the Company identified a pool of approximately $7.2 million performing one to four family residential mortgage loans that were selected for sale. This group of loans has a weighted average coupon less than the overall loan portfolio and the intent is to improve the yield of the loan portfolio and reduce the size of the loan portfolio of the Bank. At the date of issue of this report, negotiations with parties interested in the purchase of these loans are ongoing. The Bank recognized a $328,000 writedown on these loans to the estimated market value and the sale of these loans is expected to be completed before the end of the 2007 fourth quarter.

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(2) Loans, Continued

A provision for loan losses is charged to earnings based upon management’s evaluation of the potential losses in the loan portfolio. During the nine-months ended September 30, 2007, management made a provision of $10,410,000 based on our evaluation of the loan portfolio, compared to a provision of $294,000 made in the comparable period in 2006. The increased provision for 2007 was due to the increase in nonaccrual loans and a decline in real estate collateral values, which was primarily in residential construction and development loans. Our evaluation of the allowance for loan losses at September 30, 2007, included an assessment of the current market values for the non-accrual loans, our ongoing evaluation of the loan portfolio and an independent credit review of our construction and commercial real estate loan portfolio. As a percent of loans, net of undisbursed loans in process, the total allowance increased from .84% at December 31, 2006, to 1.72% at September 30, 2007. Based on our review, management believes that the $10.5 million allowance for loan losses at September 30, 2007, is adequate, however, additional provision for loan losses may be needed if the Florida residential real estate market continues to weaken and nonaccrual loans increase further.

The activity in the allowance for loan losses is as follows ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Balance at beginning of period	$10,292	$4,708	$5,098	$4,477
Provision for loan losses	5,115	60	10,410	294
Charge-offs	(4,902)	(14)	(5,004)	(38)
Recoveries	1	—	2	21

Balance at end of period	$10,506	$4,754	$10,506	$4,754

The following is a summary of information regarding nonaccrual and impaired loans ($ in thousands):

	At September 30, 2007	At December 31, 2006
Non-accrual loans	$37,009	$11,970

Accruing loans past due ninety days or more	$—	$—

Recorded investment in impaired loans for which there is a related allowance for loan losses	$22,756	$8,623

Recorded investment in impaired loans for which there is no related allowance for loan losses	$10,579	$—

Allowance for loan losses related to impaired loans	$6,337	$2,327

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(2) Loans, Continued

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Interest income recognized and received on impaired loans	$—	$5	$—	$9

Average net recorded investment in impaired loans	$20,041	$6,260	$13,076	$3,821

The total non-accrual loans at September 30, 2007 were $37.0 million, up from $12.0 million at December 31, 2006. The increase during the nine months of 2007 was attributable to loans involving residential real estate located in Florida. Included in the total was $17.1 million of residential construction loans, of which $7.4 million was to three related companies. Most of these loans were for construction of pre-sold residences where the ultimate buyer of the home defaulted on their purchase contract. In certain instances, construction had not commenced and the builder was left with unsold lots, in other cases the home was completed. The borrower was unable to make the interest payments and the loans are in default.

Also included in the September amount was $7.4 million of single family construction loans that are located primarily in Lee County, Florida. The loans were originated and were being serviced by Transland Financial Services, Inc. (“Transland”). These delinquencies were due, in some cases, to loans that matured before construction commenced or was completed and were not renewed by the borrower due to declining values in the local real estate market. On August 23, 2007, the Bank and two other financial institutions filed a joint petition for involuntary Chapter 11 bankruptcy against Transland that alleged Transland failed to remit specific loan payoffs and periodic payments to the Bank as required by its third party servicing agreement. Under the agreement, Transland was servicing sixty-six residential construction loans for Federal Trust with outstanding balances of $11.7 million. Loan payoff remittance proceeds, which totaled $2.4 million were diverted by Transland and never remitted to Federal Trust. Of this total, Federal Trust charged-off $1.9 million as of September 30, 2007, and the remaining balance is expected to be collected from Transland or the Bank’s insurance carrier.

Also included in non-accrual loans at September 30, 2007 were other loans to commercial customers which totaled $10.6 million. Two of the loans totaling $7.5 million are located in Volusia County, Florida. One of the loans with a balance of $4.5 million is secured by an operating hotel and the borrower has filed for bankruptcy due to an owner dispute over a planned sale of the complex. The other loan is secured by land for a planned condominium project. The borrowers were not able to obtain the financing to repay our loan and begin construction. Both loans are well secured and we anticipate full recovery of our principal and interest due.

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(2) Loans, Continued

During the 2007 third quarter, foreclosure was completed on a $4.0 million participation loan secured by a planned condominium site on the Gulf of Mexico in the Florida panhandle. The Bank recognized a $1.6 million charge-off on this loan during the quarter and the remaining balance is included in foreclosed assets at September 30, 2007.

The remaining $9.4 million in non-accrual loans at September 30, 2007, was in one-to-four residential properties and developed residential lots to both domestic and foreign national borrowers for properties in Florida.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

(3) Regulatory Capital

The Bank is required to meet certain minimum regulatory capital requirements. Due to the $9.5 million loss for the first nine months of 2007 and the increase in the nonaccrual loans, the Bank’s capital ratios at September 30, 2007 were significantly impacted. Based on management’s calculation of the capital ratios at September 30, 2007, the Bank met the “well capitalized” requirements. However, the Bank is in the process of a regularly scheduled examination by the Office of Thrift Supervision and depending upon the results of the examination, the Bank could be reclassified as less than “well capitalized,” which could adversely affect our operations in a number of areas, including: (i) our loan to one borrower limit would be reduced, which could affect the size of the loans that we can originate and could also require us to sell, participate, or refuse to renew loans which exceed our lower loan to one borrower limit, both of which could negatively impact our earnings; (ii) we would not be able to acquire broker deposits without prior regulatory approval; and (iii) we would need to obtain prior regulatory approval to undertake any branch expansion activities. To avoid these restrictions, we will evaluate options to raise additional capital and reduce the amount of the Bank’s assets to improve the capital ratio to meet the “well capitalized” requirements. There is no assurance at this time, however, that we will be able to raise the additional capital or reduce the Bank’s assets, if necessary under terms that are favorable to the Company.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(4) (Loss) Earnings Per Share of Common Stock

The Company follows the provisions of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS No. 128”). SFAS No. 128 provides accounting and reporting standards for calculating (loss) earnings per share. Basic (loss) earnings per share of common stock, has been computed by dividing the net loss or earnings for the period by the weighted-average number of shares outstanding. Shares of common stock purchased by the Company’s Employee Stock Ownership Plan (“ESOP”) are considered outstanding when the shares are allocated to participants. Diluted (loss) earnings per share is computed by dividing net loss or earnings by the weighted-average number of shares outstanding including the dilutive effect of stock options computed using the treasury stock method and the restricted stock units. Outstanding stock options are not considered dilutive securities for the three- and nine-month periods ended September 30, 2007, due to the net loss incurred by the Company. The following table presents the calculation of basic (loss) earnings per share for the three- and nine-month periods ending September 30, 2007 and 2006, and the calculation of diluted earnings per share for the three- and nine-month periods ending September 30, 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Weighted-average shares outstanding before adjustment for unallocated ESOP shares	9,418	9,351	9,399	8,918
Adjustment to reflect the effect of unallocated ESOP shares	(51)	(22)	(42)	(22)

Weighted-average shares outstanding for basic earnings per share	9,367	9,329	9,357	8,896

Basic (loss) earnings per share	$(.65)	$.07	$(1.01)	$.30

Total weighted-average shares outstanding for basic earnings per share computation	9,367	9,329	9,357	8,896
Additional dilutive shares using the average market value for the period utilizing the treasury stock method regarding stock options	—	120	—	174

Weighted-average shares and equivalents outstanding for diluted earnings per share	9,367	9,449	9,357	9,070

Diluted earnings per share	$(.65)	$.07	$(1.01)	$.29

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(5) Stock Compensation Plans

The Company has three stock options plans. The Key Employee Stock Compensation Program (the “Employee Plan”) is authorized to issue up to 10% of the issued shares up to a maximum of 1,020,000 shares through the exercise of incentive stock options, compensatory stock options, stock appreciation rights or performance shares. All awards granted under the Employee Plan have been incentive stock options. These options have five or ten year terms and vest over various terms up to five years. At September 30, 2007, the Company had 272,699 options available for future grants under the Employee Plan.

The Directors’ Stock Option Plan (the “Director Plan”) is authorized to issue up to 140,000 shares. All options granted under the Director Plan have ten-year terms, are fully vested and exercisable and have all been allocated as of September 30, 2007.

The 2005 Directors’ Stock Plan (“2005 Directors’ Plan”), which is authorized to issue up to 91,800 shares. Awards made under the 2005 Directors’ Plan may be in the form of restricted shares, restricted stock units, or stock options. A restricted stock unit is the right to receive a share of common stock, after vesting, on a date elected by the director. While any restricted stock unit is outstanding the director holding the restricted stock unit will be entitled to receive a dividend in the form of additional restricted stock units, if cash or stock dividends are declared on outstanding shares of common stock. Each restricted stock unit, including fractional restricted stock units, will be converted to one share of common stock, after vesting, on the date which has been selected by the director. Awards of restricted shares or restricted stock units may be awarded to a director as an annual stock retainer, which is dependent upon the amount of the director’s annual cash retainer.

Restricted Stock Units for 11,815 shares have been issued to two current and one former director under the 2005 Directors’ Plan. Under terms of those respective agreements, the units vest over periods from three to four years (in near equal installments), unless there is a change in control, at which point the units vest immediately. As a Restricted Stock Unit, no shares will be physically issued on vested units until the Director elects to receive the shares, or no longer serves on the Board. During the quarter ended September 30, 2007, no additional restricted shares and no stock options have been issued under the 2005 Directors’ Plan.

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(5) Stock Compensation Plans, Continued

Options are granted to certain employees and directors at a price equal to the market value of the stock on the dates the options were granted. The options granted have a term of either five or ten years and vest ratably over various terms up to five years. In accordance with SFAS 123(R), the fair value of each option is amortized using the straight-line method over the requisite service period of each option. We have estimated the fair value of all option awards as of the grant date by applying the Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of compensation expense. There were no stock options issued during the third quarter 2007. The weighted average amounts for key assumptions used in determining the fair value of options granted during the third quarter of 2006 and the first nine months of 2007 and 2006 follows:

	Three-Months Ended September 30,	Nine-Months Ended September 30,
	2006	2007	2006
Expected stock price volatility	25.00%	47.95%	25.00%
Risk-free interest rate	5.03%	4.66%	4.70%
Weighted average expected life in years	3.0	6.5	3.0
Expected dividend yield	2.00%	1.58%	1.55%
Per share weighted-average grant date fair value of options issued during the period	$2.07	$4.66	$2.34

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

A summary of stock option transactions for the nine-month period ended September 30, 2007, follows; ($ in thousands, except per share data):

	Number of Options	Weighted Avg. Per Option Exercise Price	Weighted Avg. Remaining Contract Term (in years)	Aggregate Intrinsic Value
Options Granted Under the Employee Plan:
Outstanding at December 31, 2006	432,388	$8.33
Options exercised	(83,781)	4.65
Options forfeited	(20,322)	11.08

Outstanding at September 30, 2007	328,285	$9.10	3.96	$—

Exercisable at September 30, 2007	283,677	$8.89	4.11	$8

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(5) Stock Compensation Plans, Continued

	Number of Options	Weighted Avg. Per Option Exercise Price	Weighted Avg. Remaining Contract Term (in years)	Aggregate Intrinsic Value
Options Granted Under the Director Plan:
Outstanding at December 31, 2006	95,646	$6.79
Options granted	28,500	10.10

Outstanding at September 30, 2007	124,146	$7.55	6.80	$—

Exercisable at September 30, 2007	69,422	$5.49	3.70	$43

The total intrinsic value of options exercised during the nine-months ended September 30, 2007 was $323,000. As of September 30, 2007, the Company had 99,332 nonvested options outstanding resulting in approximately $265,000 of total unrecognized compensation cost related to these nonvested options. This cost is expected to be recognized monthly over the related vesting periods using the straight-line method through December 2011.

A summary of the Restricted Stock Unit transactions follows:

Number of Units
Restricted Stock Units under the 2005 Director Plan:

Outstanding at December 31, 2006	14,631
Stock unit dividends earned	121
Stock units forfeited	(1,955)
Stock issued	(982)

Outstanding at September 30, 2007	11,815

A summary of the status of the Company’s nonvested restricted stock units as of December 31, 2006, and changes during the nine-months ended September 30, 2007, is presented below:

Nonvested Shares	Number of Units	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2006	12,264	$10.86
Dividends credited	100	10.75
Forfeited	(1,955)	12.03
Vested	(1,406)	12.03

Nonvested at September 30, 2007	9,003	$10.42

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(6) Legal Contingencies

Various legal claims arise from time to time in the normal course of business. In the opinion of management of the Company, none have occurred that will have a material effect on the Company’s condensed consolidated financial statements.

(7) Reclassification

Certain amounts in the prior period condensed consolidated financial statements have been reclassified to conform with the 2007 presentation.

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of September 30, 2007, and for the nine-month period ended September 30, 2007 and 2006 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board (United States).

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Federal Trust Corporation

Sanford, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of Federal Trust Corporation and Subsidiaries (the “Company”) as of September 30, 2007, the related condensed consolidated statements of operations for the three- and nine-month period ended September 30, 2007 and 2006, and the related condensed consolidated statements of stockholders’ equity and cash flows for the nine-month periods ended September 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet as of December 31, 2006, and the related consolidated statements of earnings, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 13, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA
Orlando, Florida
October 31, 2007

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Comparison of September 30, 2007 and December 31, 2006

General

Federal Trust Corporation (“Federal Trust”) is the sole shareholder of Federal Trust Bank (the “Bank”) and Federal Trust Mortgage Company (the “Mortgage Company”). Federal Trust operates as a unitary savings and loan holding company. Federal Trust’s business activities primarily include the operation of the Bank and the Mortgage Company. Federal Trust, the Bank and the Mortgage Company are collectively referred to herein as the “Company.” The Bank is federally-chartered as a stock savings bank. The Bank’s deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation. The Bank provides a wide range of banking services to individual and corporate customers through its eleven offices located in Seminole, Volusia, Orange, Lake and Flagler Counties, Florida. The Mortgage Company was established to provide residential loan products for customers of the Bank, to close mortgage loans on behalf of certain third party purchasers, and to sell mortgage loans in the secondary market.

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

Capital Resources

During the nine-months ended September 30, 2007, the Company’s primary source of funds consisted of net principal repayments and sales of loans of $36.8 million and net principal repayments and sales of securities available for sale of $22.6 million. The Company used its sources of funds principally to purchase loans of $47.9 million and to originate $5.3 million of loans for resale and to purchase securities available for sale totaling $15.3 million. On January 30, 2007, the Company exercised its option to purchase the office building which houses the Executive, Administrative, Lending and Operations departments, by paying off the outstanding capitalized lease balance of $2.5 million. In February 2007, the balance of Federal Trust’s $8 million revolving line of credit with a correspondent bank was repaid. In July 2007, the revolving period of the line ended and has not yet been renewed or replaced.

The declining trend in residential real estate values in Florida and the increase in nonaccrual loans and charge-offs, has had a significant negative impact on the earnings and capital resources of the Company. As a result, management is evaluating its options including raising additional capital and reducing the size of the loan portfolio through payoffs and sales, coupled with tightened lending standards on new loans and renewals.

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

A summary of the amounts of the Company’s financial instruments, with off-balance-sheet risk at September 30, 2007, follows ($ in thousands):

Contract Amount
Commitments to extend credit	$15,125

Unused lines of credit	$15,922

Standby letters of credit	$2,096

Loans in process	$32,255

Management believes the Company has adequate resources to fund all its commitments. At September 30, 2007, the Company had approximately $306.6 million in time deposits maturing in one year or less. Management also believes that, if so desired, it can adjust the rates on time deposits to retain or obtain new deposits in a changing interest rate environment.

Management believes the Bank was in compliance with all minimum capital requirements which it was subject to at September 30, 2007. See note 3 to the condensed consolidated financial statements.

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

	Three Months Ended September 30,
	2007			2006
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:
Loans (1)	$604,602	$9,729	6.44%	$613,412	$9,788	6.38%
Securities (2)	63,445	914	5.76	74,330	1,125	6.05
Other interest-earning assets (3)	10,702	176	6.58	10,826	175	6.47

Total interest-earning assets	678,749	10,819	6.38	698,568	11,088	6.35

Other noninterest-earning assets	43,480			35,861

Total assets	$722,229			$734,429

Liabilities and stockholders’ equity:
Noninterest-bearing demand deposits	$12,260	—	—	$12,617	—	—
Interest-bearing demand and money-market deposits	126,365	1,359	4.30	128,095	1,248	3.90
Savings deposits	2,780	11	1.58	3,374	15	1.78
Time deposits	333,630	4,346	5.21	350,547	4,108	4.69

Total deposits	475,035	5,716	4.81	494,633	5,371	4.34
Other borrowings (4)	188,682	2,239	4.75	181,407	1,965	4.33

Total interest-bearing liabilities (5)	651,457	7,955	4.88	663,423	7,336	4.42

Other noninterest-bearing liabilities	7,338			7,040
Stockholders’ equity	51,174			51,349

Total liabilities and stockholders’ equity	$722,229			$734,429

Net interest margin (6)		$2,864	1.69%		$3,752	2.15%

Interest-rate spread (7)			1.49%			1.93%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.04			1.03

(1)	Includes nonaccrual loans.
(2)	Interest income on tax-exempt securities has been adjusted to a fully tax equivalent basis.
(3)	Includes Federal Home Loan Bank stock and interest-earning deposits.
(4)	Includes Federal Home Loan Bank advances, other borrowings, junior subordinated debentures and capital lease obligation.
(5)	Total interest-bearing liabilities exclude noninterest-bearing demand deposits.
(6)	Net interest margin is annualized net interest income divided by average interest-earning assets.
(7)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

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

	Nine Months Ended September 30,
	2007			2006
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:
Loans (1)	$601,693	$29,132	6.46%	$626,576	$29,809	6.34%
Securities (2)	63,789	2,787	5.83	61,594	2,709	5.86
Other interest-earning assets (3)	10,633	519	6.51	12,360	551	5.94

Total interest-earning assets	676,115	32,438	6.40	700,530	33,069	6.29

Other noninterest-earning assets	42,504			38,839

Total assets	$718,619			$739,369

Liabilities and stockholders’ equity:
Noninterest-bearing demand deposits	$12,474	—	—	$13,797	—	—
Interest-bearing demand and money-market deposits	121,620	3,571	3.91	129,795	3,654	3.75
Savings deposits	2,916	36	1.65	3,522	46	1.74
Time deposits	335,363	13,052	5.19	336,893	10,915	4.32

Total deposits	472,373	16,659	4.70	484,007	14,615	4.03
Other borrowings (4)	186,084	6,406	4.59	197,549	6,090	4.11

Total interest-bearing liabilities (5)	645,983	23,065	4.76	667,759	20,705	4.13

Other noninterest-bearing liabilities	7,366			8,022
Stockholders’ equity	52,796			49,791

Total liabilities and stockholders’ equity	$718,619			$739,369

Net interest margin (6)		$9,373	1.85%		$12,364	2.35%

Interest-rate spread (7)			1.64%			2.16%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.05			1.03

(1)	Includes nonaccrual loans.
(2)	Interest income on tax-exempt securities has been adjusted to a fully tax equivalent basis.
(3)	Includes Federal Home Loan Bank stock and interest-earning deposits.
(4)	Includes Federal Home Loan Bank advances, other borrowings, junior subordinated debentures and capital lease obligation.
(5)	Total interest-bearing liabilities exclude noninterest-bearing demand deposits.
(6)	Net interest margin is annualized net interest income divided by average interest-earning assets.
(7)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended September 30, 2007 and 2006

General. The Company had a net loss for the three-month period ended September 30, 2007, of $6.1 million, or $.65 per basic and diluted share, compared to net earnings of $621,000 or $.07 per basic and diluted share for the same period in 2006. The loss for 2007 is primarily attributable to the $5.1 million additional provision for loan losses, together with the interest lost caused by the increase in nonperforming loans and the $2.6 million charge for the severance and retirement obligation for the former Chief Executive Officer, which included $1.1 million to be paid pursuant to the termination of his employment agreement and $1.5 million pursuant to the Supplemental Retirement Plan.

Interest Income. Interest income decreased by $250,000 or 2.3% to $10.7 million for the three-months ended September 30, 2007, from $11.0 million for the same period in 2006. Interest income on loans was essentially flat at $9.7 million in 2007, due to a decrease in the average amount of loans outstanding from $613.4 million in 2006 to $604.6 million in 2007, and by the negative impact of interest lost on the nonaccrual loans which increased to $37.0 million. Interest income on securities decreased $192,000 for the three-month period ended September 30, 2007, over the same period in 2006, primarily due to a $10.9 million decrease in the average balance of investment securities held. Management expects the rates earned on the earning asset portfolio to fluctuate with general market rates and the interest income will continue to be affected by the weak residential real estate market in Florida into 2008.

Interest Expense. Interest expense increased by $619,000 or 8.4% during the three-month period ended September 30, 2007, compared to the same period in 2006. Interest on deposits increased $345,000 or 6.4% to $5.7 million in 2007 from $5.4 million in 2006. The increase in interest expense on deposits was a result of an increase in the average cost of deposits from 4.34% for the three-month period ended September 30, 2006, to 4.81% for the comparable period in 2007, partially offset by a decrease in average deposits outstanding from $494.6 million in 2006 to $475.0 million in 2007. Interest on other borrowings increased $274,000 or 13.9% to $2.2 million in 2007, primarily as a result of an increase in the average amount of other borrowings outstanding from $181.4 million in 2006 to $188.7 million in 2007 and by an increase in the average cost from 4.33% to 4.75% from 2006 to 2007. Management expects to continue to use FHLB advances, broker originated time deposits and other borrowings as a liability management tool.

Provision for Loan Losses. A provision for loan losses is charged to earnings based upon management’s evaluation of the loan portfolio. During the quarter ended September 30, 2007, the Bank recorded a provision for loan losses of $5.1 million based on its evaluation of the loan portfolio, compared to $60,000 for the same period in 2006. The increased provision for the 2007 third quarter was due to the decline in real estate collateral values and an increase in nonaccrual loans. The allowance for loan losses at September 30, 2007, was $10.5 million compared to $4.7 million at September 30, 2006. Our evaluation of the allowance for loan losses at September 30, 2007, included an assessment of the current market values for the nonaccrual loans, our ongoing evaluation of the loan portfolio and an independent credit review of our construction and commercial real estate loan portfolio. As a percent of total loans outstanding, the allowance for loan losses increased to 1.72% at September 30, 2007 from .84% at December 31, 2006, and .78% at September 30, 2006. Management believes the allowance for loan losses at September 30, 2007, was adequate, however, additional provision for loan losses may be needed if the Florida residential real estate market continues to weaken and nonaccrual loans increase further.

Other Income. Other income decreased to $341,000 for the third quarter of 2007 from $569,000 for the three-month period ended September 30, 2006. The decrease in other income resulted primarily from decreases in gains on sales of loans and losses on sales of securities.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended September 30, 2007 and 2006, Continued

Other Expenses. Other expenses increased by $4.6 million or 140% during the three-month period ended September 30, 2007, compared to the same period in 2006 primarily as a result of the $2.6 million charge associated with the termination of the former Chief Executive Officer. In addition, salaries and employee benefits increased $330,000 along with increases of $116,000 in professional fees, $76,000 in data processing and $61,000 in marketing expenses during the quarter ended September 30, 2007, compared to the same period in 2006. At September 30, 2007, the Company also recognized a $749,000 other-than-temporary impairment charge to adjust for the market value decline on a single investment security secured by second mortgage loans, which has experienced significant delinquencies and some portfolio losses. After the charge, our remaining principal balance on the investment is $903,000 and we expect to receive all of the remaining principal and interest due. Finally, in September 2007, the Company identified a pool of approximately $7 million of performing residential mortgage loans that were selected for sale and recognized a loss of $328,000 on the pool of loans in anticipation of the sale. The sale of these loans is expected to be completed before the end of the 2007 fourth quarter.

Income Taxes. The Company’s consolidated tax position resulted in a tax benefit of $3.8 million (an effective rate of 38.5%) for the three-months ended September 30, 2007, compared to $237,000 in expense (an effective rate of 27.6%) for the same period in 2006.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Comparison of the Nine-Month Periods Ended September 30, 2007 and 2006

General. The Company had a net loss for the nine-month period ended September 30, 2007, of $9.5 million, or $1.01 per basic and diluted share, compared to net earnings of $2.7 million or $.30 per basic and $.29 per diluted share for the same period in 2006, after adjustment for the effects of a 2% stock dividend paid in September 2006. The 2007 loss was primarily the result of the $10.1 million increase in the provision for loan losses and the $2.6 million charge for the termination of the former Chief Executive Officer, which included $1.1 million to be paid pursuant to the termination of his employment agreement and $1.5 million pursuant to the Supplemental Retirement Plan.

Interest Income. Interest income decreased by $603,000 or 1.8% to $32.1 million for the nine-month period ended September 30, 2007, from $32.7 million for the same period in 2006. Interest income on loans decreased $677,000 or 2.3% to $29.1 million in 2007 from $29.8 million in 2006, as a result of a decrease in the average amount of loans outstanding from $626.6 million in 2006 to $601.7 million in 2007 and the negative effect of the $37.0 million of nonaccrual loans at September 30, 2007. Interest income on securities increased by $106,000 for the nine-month period ended September 30, 2007, over the same period in 2006, primarily as a result of an increase in the average balance of securities owned. Management expects the rates earned on the portfolio to fluctuate with general market conditions and the interest income will continue to be affected by the weak residential real estate market in Florida into 2008.

Interest Expense. Interest expense increased by $2.4 million or 11.4% during the nine-month period ended September 30, 2007, compared to the same period in 2006. Interest on deposits increased $2.0 million or 14% to $16.7 million in 2007 from $14.6 million in 2006, as a result of an increase in the average cost of deposits from 4.03% for the nine-month period ended September 30, 2006, to 4.70% for the comparable period in 2007 partially offset by a decrease in average deposits outstanding from $484.0 million in 2006 to $472.4 million in 2007. Interest on other borrowings increased to $6.4 million in 2007 from $6.1 million in 2006, primarily as a result of an increase in the average rate paid on other borrowings from 4.11% in 2006 to 4.59% in 2007 partially offset by a decrease in the average balance of other borrowings from $197.5 million for the nine-month period ended September 30, 2006, to $186.1 million for the comparable 2007 period. Management expects to continue to use FHLB advances and other borrowings as a liability management tool.

Provision for Loan Losses. A provision for loan losses is charged to earnings based upon management’s evaluation of the losses in its loan portfolio. During the nine-months ended September 30, 2007, a $10.4 million provision for loan losses was recorded, compared to $294,000 recorded for the same period in 2006. The increased provision for 2007 was due to the increase in nonaccrual loans and a decline in real estate collateral values. Our evaluation of the allowance for loan losses at September 30, 2007, included an assessment of the current market values for the nonaccrual loans, our ongoing evaluation of the loan portfolio and an independent credit review of our construction and commercial real estate loan portfolio. The allowance for loan losses at September 30, 2007, was $10.5 million or 1.72% of total net loans outstanding, up from $4.7 million, or .78% of total net loans outstanding at September 30, 2006. Management believes the allowance for loan losses at September 30, 2007, is adequate, however, additional provision for loan losses may be needed if the Florida residential real estate market continues to weaken and nonaccrual loans increase further.

Other Income. Other income decreased $517,000 or 29.2% from the nine-month period ended September 30, 2006, to the same period in 2007. The decrease in other income was primarily due to a decrease of $120,000 in service charges and fees, a loss of $104,000 on sales of securities available for sale, and a decrease of $293,000 in loan prepayment fees.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Comparison of the Nine-Month Periods Ended September 30, 2007 and 2006, Continued

Other Expense. Other expense increased $5.9 million or 61.9% to $15.5 million for the nine-month period ended September 30, 2007, from $9.6 million for the same period in 2006. The year-over-year expense growth was due to salary and employee benefits of $3.4 million as a direct result of the $2.6 million charge for the termination of the employment of the former Chief Executive Officer in addition to occupancy expense of $201,000, professional fees of $352,000 and data processing of $161,000. At September 30, 2007, the Company recognized a $749,000 other-than-temporary impairment charge to adjust for the market value decline on a single investment security secured by second mortgage loans, which has experienced significant delinquencies and some portfolio losses. After the charge, our remaining principal balance on the investment security is $903,000 and we expect to receive all of the remaining principal and interest due.

Income Taxes. The Company’s consolidated tax position resulted in a tax benefit of $6,135,000 (an effective rate of 39.3%) for the nine-months ending September 30, 2007, compared to an expense of $1,252,000 (an effective rate of 31.9%) for the same period in 2006.

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

Item 4.	Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures. Management, including the Company’s Chief Executive Officer and Chief Financial officer, has made an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures are effective.

b.	Changes in Internal Controls. During the period covered by this report, there was no change in internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On August 23, 2007, the Bank and two other financial institutions filed a joint petition for involuntary Chapter 11 bankruptcy against Transland Financial Services, Inc. (“Transland”), a mortgage brokerage firm located in Maitland, Florida. The petition alleged Transland failed to remit specific loan payoffs and periodic payments to the Bank as required by its third party servicing agreement. Under the agreement, Transland was servicing sixty-six residential construction loans for Federal Trust with outstanding balances of $11.7 million. Loan payoff remittance proceeds, which totaled $2.4 million were diverted by Transland and never remitted to Federal Trust. Of this total, Federal Trust charged-off $1.9 million as of September 30, 2007, and the remaining balance is expected to be collected from Transland or the Bank’s insurance carrier.

Federal Trust Bank has initiated a suit in Federal Court against Marshall First Corporation (“Marshall”) for unspecified damages relating to their administration of a loan in which Federal Trust was a participant and Marshall was the lead bank. The suit alleges that Marshall exceeded the prescribed advance amount based on the agreed upon loan terms. Federal Trust held a $4.0 million participation in this loan and during the 2007 third quarter, recorded a $1.6 million charge-off when the loan was transferred to foreclosed assets. Marshall holds the title to the vacant parcel, which was intended to be a residential condominium project in the Florida panhandle.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Item 1A.	Risk Factors

Below we supplement the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006. Such risks could materially affect our business, financial condition or future results, and are not the only risks we face. Additional risks and uncertainties not currently known to us or that we have deemed to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

We rely on other companies to provide key components of our business infrastructure. Third parties provide key components of our business infrastructure such as banking services, processing, and Internet connections and network access. Any disruption in such services provided by these third parties to handle current or higher volumes of use could adversely affect our ability to deliver products and services to clients and otherwise to conduct business. Technological or financial difficulties of a third party service provider could adversely affect our business to the extent those difficulties result in the interruption or discontinuation of services provided by that party. We may not be insured against all types of losses as a result of third party failures and our insurance coverage may be inadequate to cover all losses resulting from system failures or other disruptions. Failures in our business infrastructure could interrupt our operations or increase the cost of doing business.

Weakness in residential property values and mortgage loan markets could adversely affect us. Recent weakness in the secondary market for residential lending could have an adverse impact upon our profitability. Pricing may change rapidly impacting the value of loans in our warehouse and our portfolio. This has been most pronounced in residential construction and development loans and in the subprime and Alt-A lending. The turmoil in the mortgage markets, combined with the ongoing correction in real estate markets, could result in further price reductions in single family home prices and lack of liquidity in refinancing markets. These factors could adversely impact the quality of our residential construction and residential mortgage portfolio in various ways, including creating discrepancies in value between the original appraisal and the value at time of sale, and by decreasing the value of the collateral for our mortgage loans. We also have a significant amount of loans on one-to-four family residential properties, which are secured principally by single-family residences. Loans of this type are generally smaller in size and geographically dispersed throughout our market area. Losses on the residential loan portfolio depend to large degree, on the level of interest rates, the unemployment rate, economic conditions and collateral values, and are therefore difficult to predict.

We may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of certain borrower defaults, which could harm our liquidity, results of operations and financial condition. When we sell mortgage loans, whether as whole loans or pursuant to a securitization, we are required to make customary representations and warranties to the purchaser about the mortgage loans and the manner in which they were originated. Our whole loan sale agreements sometimes require us to repurchase or substitute mortgage loans in the event we breach any of these representations or warranties. In addition, we may be required to repurchase mortgage loans in the event of early payment default of the borrower on a mortgage loan. While we have taken steps to enhance our underwriting policies and procedures, there is no assurance that these steps will be effective nor impact risk associated with loans sold in the past. If repurchase demands increase, our liquidity, results of operations and financial condition could be adversely affected.

Continued Loan Losses, Without Additional Capital, Could Adversely Affect Our Operations. If the Bank continues to incur losses as a result of further loan losses or otherwise, the Bank’s capital would be reduced accordingly. Depending upon the amount of the reduction, the Bank could be reclassified as less than “well capitalized,” which could adversely affect our operations in a number of areas, including: (i) our loan to one borrower limit would be reduced, which could affect the size of the loans that we can originate and could also require us to sell, participate, or refuse to renew loans which exceed our lower loan to one borrower limit, both of which could negatively impact our earnings; (ii) we would not be able to acquire broker deposits without prior regulatory approval; and (iii) we would need to obtain prior regulatory approval to undertake any branch expansion activities. To avoid these restrictions, we will evaluate options to raise additional capital and reduce the amount of the Bank’s assets to improve the capital ratio to meet the “well capitalized” requirements. There is no assurance at this time, however that we will be able to raise additional capital or reduce the Bank’s assets, if necessary under terms that are favorable to the Company.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Item 6.	Exhibits

(a) Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are marked by a (1) were previously filed with the SEC, and are hereby incorporated by reference from Registrant’s 1998 Definitive Proxy Statement. The exhibits which are marked with a (2) were previously filed with the SEC, and are hereby incorporated by reference from Registrant’s 1999 Definitive Proxy Statement. The exhibits which are marked with a (3) were previously filed with the SEC, and are hereby incorporated by reference from Registrant’s 2001 Definitive Proxy Statement. The exhibits which are marked with a (4) were previously filed with the SEC and are hereby incorporated by reference from the Registrant’s 2004 Form 10-KSB. The exhibit numbers correspond to the exhibit numbers in the referenced documents. The exhibits which are marked with a (5) were previously filed with the SEC, and are hereby incorporated by reference from Registrant’s 2005 Definitive Proxy Statement. The exhibits which are marked with (6) were previously filed with the SEC, and are hereby incorporated by reference from Registrant’s September 31, 2005 Form 10-Q. The exhibits which are marked with (7) were previously filed with the SEC, and are hereby incorporated by reference from Registrant’s 2006 Form 10-K/A. The exhibits which are marked with (8) were previously filed with the SEC, and are hereby incorporated by reference from Registrant’s June 30, 2007 Form 10-Q. The exhibit numbers correspond to the exhibit numbers in the referenced documents.

Exhibit No.		Description of Exhibit
(1)	3.1	1996 Amended Articles of Incorporation and the 1995 Amended and Restated Articles of Incorporation of Federal Trust

(1)	3.2	1995 Amended and Restated Bylaws of Federal Trust

(2)	3.3	1998 Articles of Amendment to Articles of Incorporation of Federal Trust

(3)	3.4	1999 Articles of Amendment to Articles of Incorporation of Federal Trust

(1)	4.0	Specimen of Common Stock Certificate

(4)	10.4	Amendment to Federal Trust 1998 Key Employee Stock Compensation Program

(4)	10.5	Amendment to Federal Trust 1998 Directors’ Stock Option Plan

(5)	10.10	2005 Directors’ Stock Plan

(6)	10.12	Employee Severance Agreement with Thomas P. Spatola

(7)	10.16	Amended and Restated Employee Severance Agreement with Gregory E. Smith (expires December 31, 2007)

(7)	10.17	Amended and Restated Employee Severance Agreement with Jennifer B. Brodnax (expires December 31, 2007)

	10.18	Severance and Release Agreement with James V. Suskiewich

(8)	14.1	Code of Ethical Conduct

	31.1	Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a)

	31.2	Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a)

	32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDERAL TRUST CORPORATION
(Registrant)

Date: November 9, 2007	By:	/s/ Dennis T. Ward
Dennis T. Ward
President and Chief Executive Officer

Date: November 9, 2007	By:	/s/ Gregory E. Smith
Gregory E. Smith
Executive Vice President and Chief Financial Officer