Form 10-K
period 2007-12-31
FEDERAL TRUST CORP
filed 2008-03-17
CIK 842640

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal ended December 31, 2007.

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from                      to                     .

Commission file number: 001-31724.

FEDERAL TRUST CORPORATION

(Exact name of registrant as specified in its charter)

Florida	59-2935028
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

312 West 1st Street Sanford, Florida	32771
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (407) 323-1833

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES  ☐    NO  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a ‘large accelerated filer,” an “accelerated filer,” or a “non-accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant (8,598,589 shares) on June 30, 2007, was approximately $70,508,000. The closing price of Registrant’s common stock on June 30, 2007 was $8.20 per share.

The number of shares outstanding of the Registrant’s common stock, as of March 13, 2008 was 9,436,305 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2008 Annual Meeting of Shareholders. (Part III)

Federal Trust Corporation and Subsidiaries (“Registrant”).

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the asset quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions and real estate values, either nationally or in our market areas, that are worse than expected;

•	competition among depository and other financial institutions;

•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•	adverse changes in the securities markets;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	changes in consumer spending, borrowing and savings habits; and

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the Financial Accounting Standards Board.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Please see “Risk Factors.”

Unless indicated otherwise, references in this Annual Report on Form 10-K to “we,” “us,” “Company” or “our” refer to Federal Trust Corporation and its consolidated subsidiaries, Federal Bank Trust and Federal Trust Mortgage Company.

PART I

ITEM 1.	BUSINESS

General

Federal Trust Corporation is a Florida corporation that was organized in February 1989 for the purpose of becoming the unitary savings and loan holding company of Federal Trust Bank, a federally-chartered stock savings bank. Federal Trust Corporation has two primary operating subsidiaries, Federal Trust Bank and Federal Trust Mortgage Company. As a savings and loan holding company, Federal Trust Corporation has greater flexibility than Federal Trust Bank to diversify and expand its business activities, either through newly formed subsidiaries or through acquisitions.

Federal Trust Corporation is a legal entity separate from its subsidiaries. Federal Trust Corporation’s corporate headquarters is located at 312 West 1st Street, Sanford, Florida 32771, and its telephone number is (407) 323-1833. To date, the principal source of Federal Trust Corporation’s revenues, on an unconsolidated basis, is the earnings of Federal Trust Bank and Federal Trust Mortgage Company. Various regulatory restrictions and tax considerations limit, directly or indirectly, the amount of dividends Federal Trust Bank can pay to Federal Trust Corporation. In addition, federal law restricts Federal Trust Bank in the making of investments in or loans to Federal Trust Corporation or its affiliates. See “Supervision and Regulation.”

Subsidiaries

Federal Trust Bank is chartered as a Federal-stock savings bank and is primarily engaged in the business of obtaining funds in the form of customer deposits and Federal Home Loan Bank advances, and investing such funds in permanent loans secured by residential or commercial real estate, and in various types of construction, commercial and consumer loans and in investment securities. The Federal Deposit Insurance Corporation, an agency of the United States Government, insures all deposits of Federal Trust Bank, generally up to $100,000 per depositor, in accordance with the rules and regulations of the Federal Deposit Insurance Corporation. Federal Trust Bank is subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. See “Supervision and Regulation.”

Federal Trust Mortgage Company began operations in January 2006 as a wholly-owned subsidiary of Federal Trust Corporation. Federal Trust Mortgage Company originates residential mortgage loans, purchases and sells mortgage loans in the secondary market, and services residential mortgage loans, including loans in Federal Trust Bank’s portfolio. When Federal Trust Mortgage Company began operations, the mortgage origination and servicing staff of Federal Trust Bank were transferred to Federal Trust Mortgage Company.

Segment Reporting

Reportable segments are business units, which offer different products and services and require different management and marketing strategies. Our management considers that all banking operations are essentially similar within each of our subsidiaries and that there are no reportable operating segments.

Market Area and Competition

We provide a wide variety of community banking services through our 11 full-service branch offices located in Orange, Seminole, Volusia, Lake and Flagler Counties. The total population of the five-county area is approximately 2.3 million, with the majority of the population in Orange and Seminole Counties. Our Sanford branch is located approximately 20 miles northeast of downtown Orlando. Sanford is the second largest city in Seminole County and is the county seat. Our Winter Park branch is located 13 miles southeast of Sanford and approximately seven miles northeast of downtown Orlando. Our Casselberry, Wekiva and Lake Mary branches are located in Seminole County between our Sanford and Winter Park branches. Our Wekiva branch is located in southwest Seminole County approximately seven miles west of our Casselberry branch. Our administrative and operations offices are located in Sanford. New Smyrna Beach and Port Orange are located in Volusia County near the Atlantic Ocean, south of Daytona Beach, Florida. Deltona and Orange City are both located in the western part of Volusia County along the Interstate 4 corridor between Orlando and Daytona Beach. Eustis is located in Lake County, 26 miles west of our Sanford branch. In September 2007, we opened our Palm Coast branch in Flagler County, which is approximately 32 miles north of Daytona Beach; and the Wekiva branch located in Longwood, Florida, was opened in October 2007

Our primary market area is comprised of the counties in which our branches are located, as well as Osceola County, which is contiguous to Orange County. Although our primary market area is best known as a tourist destination, with over 20 million visitors a year, the Central Florida area has become a center for industries such as aerospace and defense, electro-optics and lasers, computer simulated training, computer networking and data management. Many companies, including two in the Fortune 500, have chosen the greater Orlando area as a base for corporate, regional and divisional headquarters. The Orlando-Kissimmee metropolitan statistical area (MSA) has one of the strongest economies in the state of Florida. This MSA currently has an unemployment rate of 2.9% and remains near the top of the state in key growth indicators. The Orlando area currently leads the state of Florida in projected employment and population growth from 2007 to 2010, with estimated annual growth rates of 3.0% and 2.8%, respectively.

The area is also home to the University of Central Florida with an enrollment of 48,700, one of the largest and fastest growing schools in the Florida state university system, as well as Valencia Community College and Seminole Community College, which have a combined enrollment exceeding 72,000. Winter Park is home to Rollins College, Florida’s oldest college. In addition, Stetson University, Florida’s first private university, is located in Volusia County.

We face intense competition in both attracting and retaining deposits and in lending funds. The primary factors in competing for deposits are the quality of customer service, the convenience of branch locations and interest rates offered on our deposit products. Direct competition for deposits comes from other savings institutions, commercial banks and nontraditional financial service providers, including insurance companies, consumer finance companies, brokerage houses and credit unions. Additional significant competition for deposits comes from corporate and government securities and money market funds. The primary factors in competing for loans are loan terms, interest rates and loan origination fees. Competition for origination of real estate loans typically comes from other savings institutions, commercial banks, mortgage bankers, insurance companies and real estate investment trusts.

Consolidation within the banking industry, and in particular within Florida, has remained constant over the past several years. As of June 30, 2007, based upon market share, the five largest bank holding companies with operations in Florida but headquartered out of state controlled approximately 53.5% of the bank deposits within the state. Federal Trust Bank is one of the largest independent financial institutions with headquarters and all of our branches in Central Florida. At the same time that we have seen continued consolidation of local community banks, seasoned banking executives continue to spearhead the formation of new community banks with aggressive capital and growth plans.

Geographic deregulation also has had a material affect on the banking industry. Federal and state legislation has removed most of the barriers to interstate banking. Under Florida Law, an out-of-state bank holding company may acquire banks in Florida that have been in existence for at least three years and, as a result, many large national financial institutions have purchased banks in Florida and expanded their Florida operations.

Lending Activities

General. Our residential lending traditionally has included the origination, purchase and sale of mortgage loans for the purchase, refinance or construction of residential real property, primarily secured by first liens on such property. These loans are typically conventional home mortgage loans or lot loans that are not insured by the Federal Housing Administration or partially secured by the Veterans Administration. Loans with fixed rates beyond five years are generally sold into the secondary market. Loans with fixed rates of five years or less are generally retained in our portfolio. Interest rates for construction loans are generally tied to the prime rate and float daily during the construction period. Such loans are converted to either fixed or adjustable permanent mortgages upon completion of construction. We also make home equity loans with second liens, and with interest rates that generally float daily with the prime rate. Other consumer related loans include savings account loans secured by certificates of deposit at an interest rate above the rate paid on the certificate. In January 2006, our residential mortgage origination and underwriting functions were transferred to our subsidiary, Federal Trust Mortgage Company.

During 2007, we increased our emphasis on commercial business lending in our Central Florida market area and on cross marketing business deposit accounts. Included in commercial lending are our business banking loans to local businesses secured by real estate used in the enterprise and, where appropriate, other assets of the borrower. We also make real estate loans for the acquisition and development of land for residential and income-producing projects. Commercial loans are generally priced on a floating prime rate basis or fixed at repricing intervals not to exceed five years. As a matter of policy, commercial loans are generally guaranteed by each borrower’s principals.

Loan Underwriting and Review. Our lending activities are subject to underwriting standards and loan origination procedures prescribed by the Board of Directors of Federal Trust Bank and management. To strengthen our loan underwriting, we have separated the commercial loan function into three parts: sales, credit and administration. All loan requests are submitted to our underwriting staff at our administrative and operations office in Sanford to ensure compliance with our underwriting standards. In addition to information submitted by the applicant, we obtain a credit report on individuals sponsoring the credit request, evaluate market risk, assess the value of the collateral pledged and identify primary and secondary sources of repayment. Loan requests for commercial credit typically include the purpose of the request, current financial statements on the borrower, collateral offered to secure the loan, source of repayment information and guarantor financial information.

Our lending policy for loans secured by real estate generally requires that the property be appraised by an independent, outside appraiser who is approved by the Board of Directors of Federal Trust Bank. The credit department has responsibility for all of the items described above, in addition to assisting in the structuring of the loan to assure compliance with our loan policy. A separate loan administration team is responsible for closing the loan and administering it after closing to assure compliance with the underlying credit approval. Each of these departments is separate from our sales team, which originates requests and maintains contact with the customers.

Loans originated or acquired by Federal Trust Mortgage Company are in accordance with Federal Trust Bank’s underwriting standards, or the standards set by the secondary market agencies or other correspondent banks that are purchasing the loan. While Federal Trust Mortgage Company generally retains the servicing on the loans it originates, it does not hold the loans for its own portfolio.

Loans are approved at various management levels up to and including the Directors’ Loan Committee of Federal Trust Bank’s Board of Directors. Loan approvals are made in accordance with delegated authority levels approved by our Board of Directors annually. Generally, loans less than $250,000 are approved by authorized officers and underwriters. Loans in excess of $250,000 and up to $4,000,000 require the concurrence of three or more authorized officers. Loans greater than $4,000,000 require approval of Federal Trust Bank’s Board of Directors’ Loan Committee. For loan approvals, the aggregate loans to the borrower and their related interests are used for determining the appropriate lending authority required for any new loans or renewals.

We conduct ongoing, internal reviews of our loan portfolio with the objective of identifying potential problems early to allow for faster resolution. During each of the last two years we have engaged an independent firm to evaluate segments of our loan portfolio to assess the underwriting, credit grading and credit quality of the portfolio. In addition, the Office of Thrift Supervision performs testing of our underwriting, credit administration, credit risk grading and credit quality. Based on these inspections, we then assign a grade to our loans using the classifications described under “—Classified Assets; Potential Problem Loans.” In light of current market and portfolio conditions, we are evaluating our loan grading and review process for potential improvements.

General Lending Policies. We regularly review our loan policies to conform them to then-existing market conditions. As a part of this review we may determine the need to more completely rewrite and restructure our loan policies to ensure consistency as well as compliance with regulatory changes. We are currently undertaking such a review of our loan policies.

Our policy for real estate loans is to have a valid mortgage lien on real estate securing a loan and to obtain a title insurance policy, which insures the validity and priority of the lien. Borrowers must also obtain hazard insurance policies prior to closing, and when the property is in a flood prone area, flood insurance is required.

While our policy is to lend up to 80% of the appraised value of real estate securing a loan, we are permitted to lend up to 100% of the appraised value of real property securing a residential mortgage loan. However, if the amount of a conventional mortgage loan (including a construction loan or a combination construction and permanent loan) originated or refinanced exceeds 90% of the appraised value of the underlying property, federal regulations require that private mortgage insurance be obtained on that portion of the principal amount of the loan that exceeds 80% of the appraised value of the property. We originate fully-amortizing and interest-only single-family residential mortgage loans up to a 97% loan-to-value ratio if the required private mortgage insurance is obtained. Loans over a 97% loan-to-value ratio, if originated, would be made under special community support programs or one of the Federal Housing Administration, Veterans Administration or United States Department of Agriculture Rural Housing Service or insurance programs. The loan-to-value ratio on a home loan secured by a junior lien generally does not exceed 100%, including the amount of the first mortgage on the collateral. With respect to home loans granted for construction or combination construction/permanent financing, we will lend up to 90% of the appraised value of the property on an “as completed” basis. The loan-to-value ratio on multi-family residential and commercial real estate loans is generally limited to 80% of appraised value. Loans that exceed our policy are monitored, reported to the Board of Directors of Federal Trust Bank and do not exceed our regulatory lending limits.

Over the past five years, neither Federal Trust Bank nor Federal Trust Mortgage Company has originated or purchased any loans to borrowers with low credit scores, which are typically referred to as “sub-prime” borrowers. In addition, we have not originated or purchased any loans with below market interest rates that result in increasing loan balances or “negative amortization.” We have not originated and do not hold any reverse equity mortgages.

Historically, we were an active purchaser and seller of pools of conforming residential loans in the secondary market. However, recent changes in market conditions and our business philosophy have caused us to limit purchase activities. We do not currently intend to purchase loan pools (either inside or outside of our market area) going forward.

The maximum amount that Federal Trust Bank may loan to one borrower and the borrower’s related entities at December 31, 2007, was approximately $6.8 million. Due to the losses we recognized during 2007 and the corresponding decrease in our capital, our loans to one borrower limit decreased from $8.8 million at December 31, 2006. As a result, we have four loan relationships at December 31, 2007, aggregating $30.3 million that exceed our current limitation. Federal Trust Bank will not be allowed to advance additional funds to these borrowers and will work with the borrowers to bring their loan balances within our current loan to one borrower limitation. One of these loans, which totaled $7.4 million, was paid in full subsequent to the end of 2007.

In addition to loans secured by real estate, Federal Trust Bank regularly makes loans to business customers secured by other types of collateral such as accounts receivable, inventory and equipment. We have established different lending guidelines depending on the specific type of collateral, and we have established monitoring procedures consistent with the collateral type.

Federal regulations permit Federal Trust Bank to originate or invest in loans secured by non-residential or commercial real estate in an aggregate amount up to four times our regulatory capital. At December 31, 2007, this limit allowed us to originate or invest in non-residential or commercial real estate loans in an aggregate amount up to $158.5 million. At such date, we had $85.5 million in loans secured by non-residential or commercial real estate.

The risk of non-payment of loans is inherent in all lending activities. To address this risk, we carefully evaluate all loan applicants and attempt to minimize our credit risk exposure by using comprehensive loan application and approval procedures that we have established for each category of loan. In determining whether to make a loan, we consider the borrower’s credit history, analyze the borrower’s income and ability to service the loan, and evaluate the need for collateral to secure recovery in the event of default. An allowance for loan losses is maintained based upon assumptions and judgments regarding the ultimate collectability of loans in our portfolio.

Income from Lending Activities and Loan Servicing. We assess fees in connection with loan commitments and originations, loan modifications, late payments, assumptions related to changes of property ownership and for miscellaneous services related to loans. Through Federal Trust Mortgage Company, we also receive fees for servicing residential loans owned by other financial institutions. At December 31, 2007, we were servicing $45.1 million in residential loans for other institutions, which produces servicing income, net of amortization of mortgage servicing rights. Federal Trust Mortgage Company services Federal Trust Bank’s residential mortgage loans through an agreement with a third party. This third party charges standard servicing and administration fees for these services. Our agreement with the third party ends in December 2009.

Commitment and other loan fees, and direct costs typically are charged at the time of loan origination and may be a fixed fee or a percentage of the amount of the loan. Under current accounting standards, such fees cannot be recognized as income at closing and are deferred and taken into income over the contractual life of the loan, using a level yield method. If a loan is prepaid or refinanced, all remaining net deferred fees with respect to such loan are recognized in income at that time.

Employees

At December 31, 2007, we had a total of 120 full-time employees. We consider our working relations with our employees to be excellent. We currently maintain a comprehensive employee benefit program providing, among other benefits, hospitalization and major medical insurance, long-term disability insurance, life insurance, education assistance, an employee stock ownership plan and a 401K Plan. For 2007, we did not make a contribution to the employee stock ownership plan due to the reduction in earnings during the year. These benefits are considered by our management to be competitive with employee benefits provided by other major employers in our market areas. Our employees are not represented by any collective bargaining group.

Seasonality

We do not consider our business to be seasonal in nature.

Monetary Policies

The results of our operations are affected by credit policies of monetary authorities, particularly the Federal Open Market Committee of the Board of Governors of the Federal Reserve System. The instruments of monetary policy employed by the

Federal Reserve Board include open market operations in U.S. government securities, changes in the federal funds and discount rates on member bank borrowings and changes in reserve requirements against member bank deposits. In view of changing conditions in the national economy and in the financial markets, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve Board, no accurate prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or our business results and earnings.

SUPERVISION AND REGULATION

General

As a federally chartered savings association, Federal Trust Bank is regulated and supervised by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. This supervision and regulation establishes a comprehensive framework of activities in which we may engage, and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance fund and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, asset quality, management, earnings, liquidity and sensitivity to market interest rates. Federal Trust Bank also is a member of, and owns stock in, the Federal Home Loan Bank of Atlanta, which is one of the 12 regional banks in the Federal Home Loan Bank System. Federal Trust Bank also is regulated, to a lesser extent, by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters. The Office of Thrift Supervision examines Federal Trust Corporation and Federal Trust Bank and prepares reports for consideration by our Board of Directors on any operating concerns and deficiencies. Federal Trust Bank’s relationship with our depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of deposit accounts and the form and content of our loan documents.

There can be no assurance that changes to existing laws, rules and regulations, or any other new laws, rules or regulations, will not be adopted in the future, which could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition or prospects. Any change in these laws or regulations, or in regulatory policy, whether by the Federal Deposit Insurance Corporation, the Office of Thrift Supervision or Congress, could have a material adverse impact on our business, financial condition or operations.

Federal Banking Regulation

Change in Control Regulations. Under the Change in Bank Control Act, no person may acquire control of an insured federal savings bank or its parent holding company unless the Office of Thrift Supervision has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition. In addition, Office of Thrift Supervision regulations provide that no company may acquire control of a savings bank without the prior approval of the Office of Thrift Supervision. Any company that acquires such control becomes a “savings and loan holding company” subject to registration, examination and regulation by the Office of Thrift Supervision.

Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, contribution of more than 25% of the capital, control in any manner of the election of a majority of the institution’s directors, or a determination by the Office of Thrift Supervision that the acquiror has the power to direct, or directly or indirectly to exercise a controlling influence over, the management or policies of the institution. Acquisition of more than 10% of any class of a savings bank’s voting stock, if the acquiror is also subject to any one of eight “control factors,” constitutes a rebuttable presumption of control under the regulations. Such control factors include the acquiror being one of the two largest stockholders. The presumption of control may be rebutted by submission to the Office of Thrift Supervision, prior to the acquisition of stock or the occurrence of any other circumstances giving rise to such presumption, of a statement setting forth facts and circumstances which would support a finding that no control relationship will exist and containing certain undertakings. The regulations provide that persons or companies which acquire beneficial ownership exceeding 10% or more of any class of a savings bank’s stock who do not intend to participate in or seek to exercise control over a savings bank’s management or policies may qualify for a safe harbor by filing with the Office of Thrift Supervision a certification form that states, among other things, that the holder is not in control of such institution, is not subject to a rebuttable presumption of control and will take no action which would result in a determination or rebuttable presumption of control without prior notice to or approval of the Office of Thrift Supervision, as applicable. There are also rebuttable presumptions in the regulations concerning whether a group of investors is deemed to be “acting in concert,” including presumed action in concert among members of an immediate family.

The Office of Thrift Supervision may prohibit an acquisition of control if it finds, among other things, that the acquisition would result in a monopoly or substantially lessen competition, the financial condition of the acquiring person might jeopardize the financial stability of the institution, or the competence, experience or integrity of the acquiring person indicates that it would not be in the interest of the depositors or the public to permit the acquisition of control by such person.

Transactions with Related Parties. A federal savings association’s authority to engage in transactions with its “affiliates” is limited by Office of Thrift Supervision regulations and Regulation W of the Federal Reserve Board, which implements Sections 23A and 23B of the Federal Reserve Act. The term “affiliates” for these purposes generally means any company that controls or is under common control with an institution. Federal Trust Corporation and its non-savings institution subsidiaries are deemed to be affiliates of Federal Trust Bank. In general, transactions with affiliates must be on terms that are as favorable to the savings association as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of the savings association’s capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the savings association. In addition, Office of Thrift Supervision regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

Federal Trust Bank’s authority to extend credit to its directors, executive officers and 10% or greater stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board and regulations of the Office of Thrift Supervision. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Federal Trust Bank’s capital. In addition, extensions of credit in excess of certain limits must be approved by Federal Trust Bank’s Board of Directors.

Capital Distributions. Office of Thrift Supervision regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to the institution’s capital account. A savings association must file an application with the Office of Thrift Supervision for approval of a capital distribution if:

•

the total capital distributions for the applicable calendar year exceed the sum of the savings association’s net income for that year to date plus the savings association’s retained net income for the preceding two years;

•	the savings association would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition; or

•	the savings association is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings association that is a subsidiary of a holding company must still file a notice with the Office of Thrift Supervision at least 30 days before the Board of Directors declares a dividend or approves a capital distribution.

The Office of Thrift Supervision may disapprove a notice or application if:

•	the savings association would be undercapitalized following the distribution;

•	the proposed capital distribution raises safety and soundness concerns; or

•	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

Because of Federal Trust Bank’s operating losses for the year ended December 31, 2007, Federal Trust Bank cannot pay dividends to Federal Trust Corporation without regulatory approval.

Capital Requirements. Office of Thrift Supervision regulations require savings banks to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for institutions receiving the highest examination rating) and an 8% risk-based capital ratio.

The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights, deferred tax assets and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, allowance for loan and lease losses up to a maximum of 1.25% of risk-weighted assets, and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

In assessing an institution’s capital adequacy, the Office of Thrift Supervision takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual associations where necessary. Federal Trust Bank, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed the well capitalized requirements and that are consistent with Federal Trust Bank’s risk profile. At December 31, 2007, Federal Trust Bank exceeded each of its minimum capital requirements. Its risk based capital ratio, however, was 9.57% at December 31, 2007, which was below the threshold for being well capitalized. Federal Trust Bank was therefore characterized as adequately capitalized. In an effort to improve our capital ratio, we are in process of resolving problem assets, reducing total assets and raising additional capital through the holding company, Federal Trust Corporation.

The Office of Thrift Supervision and other federal banking agencies’ risk-based capital standards also take into account interest rate risk, concentration of risk and the risks of non-traditional activities. The Office of Thrift Supervision monitors the interest rate risk of individual institutions through use of their own simulation model with data provided by Federal Trust Bank. The ability of the Office of Thrift Supervision to impose individual minimum capital requirements on institutions that exhibit a high degree of interest rate risk, and the requirements of Thrift Bulletin 13a, provides guidance on the management of interest rate risk and the responsibility of boards of directors in that area.

The Office of Thrift Supervision also monitors the interest rate risk of individual institutions through analysis of the change in net portfolio value. Net portfolio value is defined as the net present value of the expected future cash flows of an entity’s assets and liabilities and, therefore, hypothetically represents the value of an institution’s net worth. The Office of Thrift Supervision has also used this net portfolio value analysis as part of its evaluation of certain applications or notices submitted by savings banks. The Office of Thrift Supervision, through its general oversight of the safety and soundness of savings associations, retains the right to impose minimum capital requirements on individual institutions to the extent the institution is not in compliance with certain written guidelines established by the Office of Thrift Supervision regarding net portfolio value analysis. The Office of Thrift Supervision has not imposed any such requirements on Federal Trust Bank.

See “—Deposit Insurance” and “Item 1A.—Risk Factors—An inability to improve our regulatory capital position could adversely affect our operations” for a discussion of the effects of our capital position on our operations.

Prompt Corrective Action Regulations. Under the prompt corrective action regulations, the Office of Thrift Supervision is authorized and, under certain circumstances, required to take supervisory actions against undercapitalized savings associations. For this purpose, a savings association is placed in one of the following five categories based on the savings association’s capital:

•	well capitalized (at least 5% leverage capital, 6% tier 1 risk-based capital and 10% total risk-based capital);

•	adequately capitalized (at least 4% leverage capital, 4% tier 1 risk-based capital and 8% total risk-based capital);

•	undercapitalized (less than 3% leverage capital, 4% tier 1 risk-based capital or 8% total risk-based capital);

•	significantly undercapitalized (less than 3% leverage capital, 3% tier 1 risk-based capital or 6% total risk-based capital); or

•	critically undercapitalized (less than 2% tangible capital).

Generally, the Office of Thrift Supervision is required to appoint a receiver or conservator for a savings association that is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date a savings association receives notice or is deemed to have notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized” and the plan must be guaranteed by any parent holding company. The aggregate liability of a parent holding company is limited to the lesser of:

•	an amount equal to 5% of the savings association’s total assets at the time it became “undercapitalized”; and

•

the amount that is necessary (or would have been necessary) to bring the association into compliance with all capital standards applicable with respect to such association as of the time it fails to comply with a capital restoration plan.

If a savings association fails to submit an acceptable plan, it is treated as if it were “significantly undercapitalized.” In addition, numerous mandatory supervisory restrictions become immediately applicable to the savings association, including, but not limited to, restrictions on growth, investment activities, capital distributions and affiliate transactions. The Office of Thrift Supervision may also take any one of a number of discretionary supervisory actions against undercapitalized savings associations, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2007, Federal Trust Bank met the criteria for being considered “adequately capitalized.”

Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate. The federal banking agencies have adopted Interagency Guidelines Prescribing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit systems, credit underwriting, loan documentation, interest rate risk exposure, asset growth, compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If the institution fails to submit an acceptable plan or implement an accepted compliance plan, the agency may take further enforcement action against the institution, including the issuance of a cease and desist order or the imposition of civil money penalties.

Deposit Insurance. Federal Trust Bank is a member of the Deposit Insurance Fund, maintained by the Federal Deposit Insurance Corporation, and Federal Trust Bank pays its deposit insurance assessments to the Deposit Insurance Fund. The Federal Deposit Insurance Reform Act of 2005 established a statutory minimum and maximum designated reserve ratio for the Deposit Insurance Fund and granted the Federal Deposit Insurance Corporation greater flexibility in establishing the required reserve ratio. In its regulations implementing the Federal Deposit Insurance Reform Act of 2005, the Federal Deposit Insurance Corporation has set the current annual designated reserve ratio for the Deposit Insurance Fund at 1.25%.

In order to maintain the Deposit Insurance Fund, member institutions are assessed an insurance premium. The amount of each institution’s premium is currently based on the balance of insured deposits and the degree of risk the institution poses to the Deposit Insurance Fund. Under the assessment system, the Federal Deposit Insurance Corporation assigns an institution to one of nine risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory subgroup assignment). Each risk category is assigned an assessment rate. Assessment rates currently range from 0.05% of deposits for an institution in the highest category (i.e., well capitalized and financially sound, with no more than a few minor weaknesses) to 0.43% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concerns). The Federal Deposit Insurance Corporation is authorized to adjust the assessment rates as necessary to maintain the Deposit Insurance Fund. Federal Trust Bank’s assessment rate at December 31, 2007 was 0.10% per $100 of deposits. Any increase in insurance assessments could have an adverse effect on the earnings of insured institutions, including Federal Trust Bank. Based on the net operating loss for the year ended December 31, 2007, and the level of non-performing assets together with the fact that our risk-based capital ratio fell below the well capitalized level at the end of the year, we anticipate that our deposit insurance assessment rate will increase for 2008, which will have an adverse impact on earnings.

In addition, all Federal Deposit Insurance Corporation-insured institutions are required to pay a pro rata portion of the interest due on obligations issued by the Financing Corporation to fund the closing and disposal of failed thrift institutions by the Resolution Trust Corporation. At December 31, 2007, the Federal Deposit Insurance Corporation assessed Deposit Insurance

Fund-insured deposits 1.14 (0.114%) basis points per $100 of deposits to cover those obligations. The Financing Corporation rate is adjusted quarterly to reflect changes in assessment bases of the Deposit Insurance Fund. This obligation will continue until the Financing Corporation bonds mature in 2017.

Loans to One Borrower. A federal savings association generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, not in excess of 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. The maximum amount that could have been loaned by Federal Trust Bank to one borrower and the borrower’s related entities at December 31, 2007, was approximately $6.8 million. Due to the losses we recognized during 2007 and the corresponding decrease in capital, our loans to one borrower limit decreased from $8.8 million at December 31, 2006. As a result, we have four loan relationships aggregating $30.3 million that exceed our current limitation. Federal Trust Bank will not be allowed to advance additional funds to these borrowers and will work with the borrowers to bring their balance within our current loan-to-one-borrower limitation.

Business Activities. A federal savings association derives its lending and investment powers from the Home Owners’ Loan Act, and the regulations of the Office of Thrift Supervision. Under these laws and regulations, Federal Trust Bank may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other loans and assets, subject to applicable limits. Federal Trust Corporation also may establish subsidiaries that may engage in activities not otherwise permissible for Federal Trust Bank directly, including real estate investment, securities brokerage and insurance agency services, subject to applicable registration and licensing requirements.

Qualified Thrift Lender Test. As a federal savings association, Federal Trust Bank is subject to the qualified thrift lender test. Under the qualified thrift lender test, Federal Trust Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine months of the most recent 12-month period. “Portfolio assets” generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the institution’s business.

“Qualified thrift investments” include various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of portfolio assets. “Qualified thrift investments” also include 100% of an institution’s credit card loans, education loans and small business loans. Federal Trust Bank also may satisfy the qualified thrift lender test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986.

A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. At December 31, 2007, Federal Trust Bank satisfied the qualified thrift lender test.

Brokered Deposits. Federal regulation imposes restrictions on the ability of financial institutions to accept brokered deposits. In general, well capitalized financial institutions may accept brokered deposits without the prior approval of the Federal Deposit Insurance Corporation, while adequately capitalized financial institutions must obtain the approval of the Federal Deposit Insurance Corporation to accept, renew, or rollover brokered deposits. At December 31, 2007, Federal Trust Bank was considered adequately capitalized and, therefore, cannot accept additional brokered deposits without Federal Deposit Insurance Corporation approval. A total of $60.5 million in brokered deposits will mature during 2008. On March 14, 2008 we received conditional approval from the Federal Deposit Insurance Corporation to replace up to $16.0 million of brokered deposits through May 31, 2008. From December 31, 2007 through March 14, 2008, a total of $16.6 million of brokered deposits matured and were repaid. Of the remaining $45.5 million in brokered deposits that will mature during 2008, $18.8 million will mature through May 31, 2008. We may need to request additional waivers from the Federal Deposit Insurance Corporation with respect to the additional maturing brokered deposits beyond May 31, 2008. If we do not obtain a waiver from the Federal Deposit Insurance Corporation to permit us to renew or replace the additional maturing brokered deposits beyond May 31, 2008, we may be required to repay these deposits through other sources of funds, including retail deposits in our local market and loan prepayments and sales. While it has been our strategy during 2006 and 2007 to reduce our reliance on brokered deposits through the opening of additional branch offices and slowing our growth, the brokered deposit restriction could force us to pay higher rates on our deposit products or sell loans at less than favorable terms in order to repay the maturing brokered deposits. As a result, this restriction could require Federal Trust Bank to increase our interest cost or to incur losses on the sale of loans, both of which would adversely affect earnings in 2008.

Liquidity. The term “liquidity” refers to the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. A federal savings association is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

Community Reinvestment Act and Fair Lending Laws. All savings associations have a continuing responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a federal savings association, the Office of Thrift Supervision is required to assess the savings association’s record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A savings association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice. Federal Trust Bank received a “Satisfactory” Community Reinvestment Act rating in its most recent federal examination. The Community Reinvestment Act requires all Federal Deposit Insurance Corporation-insured institutions to publicly disclose their rating.

Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over federal savings associations and has the authority to bring enforcement actions against all “institution-affiliated parties,” including directors, officers, stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the savings association, receivership, conservatorship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1.0 million per day. The Federal Deposit Insurance Corporation also has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings association. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take action under certain specified circumstances.

Assessments. The Office of Thrift Supervision charges assessments to recover the cost of examining federal savings associations and their affiliates. These assessments are based on three components: (i) the size of the institution on which the basic assessment is based; (ii) the institution’s supervisory condition, which results in an additional assessment based on a percentage of the basic assessment for any savings institution with a composite rating of 3, 4 or 5 in its most recent safety and soundness examination; and (iii) the complexity of the institution’s operations, which results in an additional assessment based on a percentage of the basic assessment for any savings institution that managed over $1 billion in trust assets, serviced for others loans aggregating more than $1 billion, or had certain off-balance sheet assets aggregating more than $1 billion.

The Office of Thrift Supervision also assesses fees against savings and loan holding companies, such as Federal Trust Corporation. The Office of Thrift Supervision semi-annual assessment for savings and loan holding companies includes a $3,000 base assessment with an additional assessment based on the holding company’s risk or complexity, organizational form and condition.

Federal Home Loan Bank System. Federal Trust Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks, each of which is subject to regulation and supervision of the Federal Housing Finance Board. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Banks. It makes loans or advances to members in accordance with policies and procedures, including collateral requirements, established by the respective boards of directors of the Federal Home Loan Banks. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All long-term advances are required to provide funds for residential home financing. The Federal Housing Finance Board has also established standards of community or investment service that members must meet to maintain access to such long-term advances. As a member of the Federal Home Loan Bank of Atlanta, Federal Trust Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2007, Federal Trust Bank owned $8.1 million of Federal Home Loan Bank stock and was in compliance with this requirement.

Federal Reserve System. Institutions must maintain certain reserves against aggregate transaction accounts. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce Federal Trust Bank’s interest-earning assets. Federal Trust Bank is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board are also used to satisfy liquidity requirements imposed by the Office of Thrift Supervision.

The USA PATRIOT Act. The USA PATRIOT Act gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. Certain provisions of the USA PATRIOT Act impose affirmative obligations on a broad range of financial institutions, including federal savings associations, like Federal Trust Bank. These obligations include enhanced anti-money laundering programs, customer identification programs and regulations relating to private banking accounts or correspondence accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States). Federal Trust Bank has established policies and procedures to ensure compliance with the USA PATRIOT Act’s provisions, and the impact of the USA PATRIOT Act on our operations has not been material.

Privacy Requirements of the Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act provided for sweeping financial modernization for commercial banks, savings banks, securities firms, insurance companies, and other financial institutions operating in the United States. Among other provisions, the Gramm-Leach-Bliley Act places limitations on the sharing of consumer financial information with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of personal financial information with unaffiliated third parties.

Holding Company Regulation. Federal Trust Corporation is a unitary savings and loan holding company, subject to regulation and supervision by the Office of Thrift Supervision. The Office of Thrift Supervision has enforcement authority over Federal Trust Corporation and its non-savings institution subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a risk to Federal Trust Bank. Under federal law, Federal Trust Corporation is limited to engaging in those activities permissible for financial holding companies or for savings and loan holding companies under Section 10(c)(2) of the Home Owners’ Loan Act. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance, and activities incidental to financial activities or complementary to a financial activity. Office of Thrift Supervision regulations implementing Section 10(c)(2) of the Home Owners’ Loan Act generally limit a savings and loan holding company to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain additional activities authorized by Office of Thrift Supervision regulations. Effective April 1, 2008, those regulations will authorize a more expansive list of permissible activities to include those permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act.

Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring control of another savings institution or holding company thereof, without prior written approval of the Office of Thrift Supervision. It also prohibits the acquisition or retention of, with specified exceptions, more than 5% of the equity securities of a company engaged in activities that are not closely related to banking or financial in nature or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider the financial and managerial resources and future prospects of the savings institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

Sarbanes-Oxley Act

As a public company, Federal Trust Corporation is subject to the Sarbanes-Oxley Act, which implements a broad range of corporate governance and accounting measures for public companies designed to reduce conflicts of interest, improve the accuracy of financial reports and promote transparency in corporate operations in order to better protect investors from corporate wrongdoing. The Sarbanes-Oxley Act’s principal legislation and the derivative regulation and rule making promulgated by the Securities Exchange Commission includes:

•	the creation of an independent accounting oversight board;

•	auditor independence provisions which restrict non-audit services that accountants may provide to their audit clients;

•	additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer certify financial statements;

•

a requirement that companies establish and maintain a system of internal control over financial reporting and that a company’s management provide an annual report regarding its assessment of the effectiveness of such internal control over financial reporting to the company’s independent accountants and that such accountants provide an attestation report with respect to management’s assessment of the effectiveness of the company’s internal control over financial reporting;

•	an increase in the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with the company’s independent auditors;

•	a requirement that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer;

•	a requirement that companies disclose whether at least one member of the committee is a “financial expert” (as such term is defined by the Securities and Exchange Commission) and if not, why not;

•	expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;

•	a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions;

•	disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

•	mandatory disclosure by analysts of potential conflicts of interest; and

•	a range of enhanced penalties for fraud and other violations.

Florida Business Corporation Act

As Florida corporations, Federal Trust Corporation and Federal Trust Mortgage Company are subject to the provisions of the Florida Business Corporations Act, which authorizes the establishment of Florida corporations and sets forth the corporate governance standards for their operations. The statutory provisions govern items such as:

•	general powers of a corporation;

•	stockholder rights;

•	notice, conduct of meetings and voting rights;

•	director and officer requirements and duties;

•	election of directors;

•	terms of directors;

•	compensation of directors;

•	contract rights of offers;

•	indemnification of directors, officers, employees and agents;

•	business combinations and mergers; and

•	corporate dissolutions.

The Florida Business Corporations Act also permits for super majority voting requirements for stockholders, which may be considered to be anti-takeover provisions. We have amended our Articles of Incorporation to include certain super majority voting requirements permitted by the Florida Business Corporations Act.

AVAILABLE INFORMATION

Federal Trust Corporation is a public company, and files interim, quarterly and annual reports with the Securities and Exchange Commission. These respective reports are on file and a matter of public record with the Securities and Exchange Commission and may be read and copied at the Securities and Exchange Commission’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).

In addition, we make available, without charge, through our website, http://www.federaltrust.com, electronic copies of our filings with the Securities and Exchange Commission, including copies of annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these filings, if any. Information on our website should not be considered a part of this annual report, and we do not intend to incorporate into this annual report any information contained in the website.

ITEM 1A.	RISK FACTORS

In addition to the other information contained this Annual Report on Form 10-K and the exhibits hereto, the following risk factors should be considered carefully in evaluating our business. The risks disclosed below, either alone or in combination, could materially adversely affect our business, financial condition or results of operations. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Annual Report on Form 10-K constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

An inability to improve our regulatory capital position could adversely affect our operations.

At December 31, 2007, Federal Trust Bank was classified as “adequately capitalized,” and not “well capitalized.” As a result of our capital levels: (i) our loan to one borrower limit has been reduced, which affects the size of the loans that we can originate and also requires us to sell, participate, or refuse to renew loans that exceed our lower loans to one borrower limit, both of which could negatively impact our earnings; (ii) we cannot renew or accept brokered deposits without prior regulatory approval; (iii) we must obtain prior regulatory approval to undertake any branch expansion activities; and (iv) we will pay higher insurance premiums to the Federal Deposit Insurance Corporation, which will reduce earnings. To mitigate or resolve these restrictions, we have commenced efforts to raise additional capital and reduce the amount of Federal Trust Bank’s assets to improve the capital ratio to meet the “well capitalized” requirements. There is no assurance at this time, however, that we will be able to raise additional capital or reduce Federal Trust Bank’s assets under favorable terms.

A deterioration of our current non-performing loans or an increase in the number of non-performing loans will continue to have an adverse effect on our operations.

Weakening economic conditions in the residential real estate sector have adversely affected, and may continue to adversely affect, our loan portfolio. Our ratio of non-performing assets to total assets increased significantly in 2007 to 6.9% at year end from 1.7% at December 31, 2006. If loans that are currently non-performing further deteriorate or loans that are currently performing become non-performing loans, we may need to increase our allowance for loan losses. Such an increase would have an adverse impact on our financial condition and results of operations.

Our business is subject to the success of the local economies where we operate.

Our success significantly depends upon the growth in population, income levels, deposits and housing starts in our primary market area of Orange, Seminole, Volusia, Lake, Flagler and Osceola Counties and throughout Florida. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed. We are currently experiencing adverse economic conditions in some of our market areas, which affects the ability of our customers to repay their loans to us and could negatively affect our financial condition and results of operations. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies and are thus disproportionately impacted. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our primary market areas if they do materialize in the future.

The market value of the real estate securing our loans as collateral has been adversely affected by the slowing economy and unfavorable changes in economic conditions in our market areas and may be further adversely affected in the future. As of December 31, 2007, approximately 97.3% of our loans receivable were secured by real estate. Real estate values and real estate markets are generally affected by, among other things, changes in national, regional or local economic conditions; fluctuations in interest rates and the availability of loans to potential purchasers; changes in the tax laws and other governmental statutes, regulations and policies; and acts of nature. If real estate prices decline in any of these markets, the value of the real estate collateral securing our loans could be reduced, which could ultimately lead to an increase in loan losses. Any sustained period of increased payment delinquencies, foreclosures or losses caused by the adverse market and economic conditions, including a continued downturn in the real estate values in our markets will adversely affect the ultimate collectability of our loans and also affect our revenues, results of operations and financial condition.

We experienced an operating loss during the year ended December 31, 2007 and we may not return to profitability in the future.

We experienced a net loss of $14.2 million for the year ended December 31, 2007. The loss for the year ended December 31, 2007 was caused primarily by a significant increase in non-performing assets, which necessitated a provision for loan losses of $16.4 million, compared to a provision of $639,000 for the year ended December 31, 2006. We charged off $7.6 million of loans during 2007 (compared to $39,000 during 2006), and non-accrual loans (generally loans 90 days or more past due in principal or interest payments) increased to $38.2 million, or 6.4% of total loans at December 31, 2007, compared to $12.0 million, or 1.9% of total loans at December 31, 2006. In addition, we experienced a decline in net interest income to $11.7 million for the year ended December 31, 2007 compared to $15.7 million for the year ended December 31, 2006, and we had non-interest expense of $19.5 million for the year ended December 31, 2007, compared to $12.5 million for the year ended December 31, 2006. Non-interest expense for 2007 included a $2.9 million charge for the severance and retirement obligation related to the termination of our former Chief Executive Officer, which included $1.1 million to be paid pursuant to the termination of his employment agreement and $1.8 million pursuant to his supplemental retirement plan. We cannot assure you that we will generate net income in the future.

Future economic growth in our Florida market area is likely to be slower compared to previous years.

The State of Florida’s population growth has historically exceeded national averages. Consequently, the state has experienced substantial growth in population, new business formation and public works spending. Due to the moderation of economic growth and migration into our market area and the downturn in the real estate market, management believes that growth in our market area will be restrained in the near term. Growth in our mortgage loan portfolio has been adversely affected by a slowing in residential real estate sales activity in our markets. Specifically, in 2007, the inventory of homes for sale in our market area has increased to nearly a three-year supply. A decrease in existing and new home sales decreases lending opportunities and negatively affects our income. Our customers who are builders and developers face greater difficulty in selling their homes in markets where these trends are more pronounced. Consequently, we are facing a sharp increase in delinquencies and non-performing assets as these builders and developers are forced to default on their loans with us. We do not anticipate that the housing market will improve in the near-term, and accordingly, this could lead to additional valuation adjustments on our loan portfolios and real estate owned as we continue to reassess the market value of our loan portfolio, the losses associated with the loans in default and the net realizable value of real estate owned.

We make and hold in our portfolio a significant number of land acquisition, development and construction loans, which pose more credit risk than other types of loans typically made by financial institutions.

We offer land acquisition, development and construction loans for builders and developers. As of December 31, 2007, approximately $73.8 million of our loan portfolio represented loans for which the related property is neither presold nor preleased. The majority of these loans are for residential developments. These land acquisition, development and construction loans are considered more risky than other types of residential mortgage loans. The primary credit risks associated with land acquisition, development and construction lending are underwriting, project risks and market risks. Project risks include cost overruns, borrower credit risk, project completion risk, general contractor credit risk, and environmental and other hazard risks. Market risks are risks associated with the sale of the completed residential units. They include affordability risk, which means the risk of affordability of financing by borrowers, product design risk, and risks posed by competing projects. While we believe we have established adequate reserves on our financial statements to cover the credit risk of our land acquisition, development and construction loan portfolio, there can be no assurance that losses will not exceed our reserves, which could adversely impact our future earnings.

Our allowance for loan losses may not be sufficient to absorb losses from loan defaults, which could have a material adverse effect on our business.

Our success depends to a significant extent upon the quality of our assets, particularly loans. In originating loans, there is a substantial likelihood that credit losses will be experienced. The risk of loss will vary with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for the loan.

Our loan customers may not repay their loans according to the terms of these loans, and the collateral securing the payment of these loans may be insufficient to assure repayment. As a result, we may experience significant loan losses, which could have a material adverse effect on our operating results. Management makes various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. We maintain an allowance for loan losses in an attempt to cover any loan losses that may occur. In determining the size of the allowance, we primarily base our evaluation on a review of our loan portfolio and the known risks contained in the loan portfolio, composition and growth of the loan portfolio, Florida real estate values and economic factors. However, the determination of an appropriate level of loan loss allowance is an inherently difficult process and is based on numerous assumptions.

If our assumptions are wrong, our current allowance may not be sufficient to cover future loan losses, and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Significant additions to our allowance would materially decrease our net income. As a result of a difficult real estate market, we increased our provision for loan losses to $16.4 million for the year ended December 31, 2007, from $639,000 for the year ended December 31, 2006. We can make no assurance that our allowance will be adequate to cover future loan losses given current and future market conditions. In addition, our regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, based on judgments different than those of our management. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory agencies would have a negative effect on our operating results.

Our net interest income could be negatively affected by the Federal Reserve’s recent interest rate adjustments, as well as by competition in our primary market area.

As a financial institution, our earnings and cash flows are significantly dependent upon our net interest income, which is the difference between the interest income that we earn on interest-earning assets, such as loans and investment securities, and the interest expense that we pay on interest-bearing liabilities, such as deposits and borrowings. Therefore, any change in general market interest rates, including changes resulting from changes in the Federal Reserve’s fiscal and monetary policies, affects us more than non-financial institutions and could influence not only the interest we receive on loans and investment securities and the interest we pay on deposits and borrowings, but also (1) our ability to originate loans and obtain deposits, (2) the fair value of our financial assets and liabilities, and (3) the average duration of our assets and liabilities. If the interest rates on deposits and other borrowings increase at a faster rate than the interest rates on our loans and other investments, our net interest income, and therefore earnings, would be adversely affected. Earnings could also be adversely affected if the interest rates on our loans and other investments fall more quickly than the interest rates on deposits and other borrowings.

In response to the dramatic deterioration of the subprime, mortgage, credit and liquidity markets, the Federal Reserve recently has taken action on five occasions to reduce interest rates by a total of 225 basis points since September 2007 (and may reduce rates again), which likely will reduce our net interest income for 2008. Any reduction in our net interest income would negatively affect our business, financial condition, liquidity, operating results, cash flows and/or the price of our securities.

We expect to need to raise capital in the future, but that capital may not be available when it is needed or may be expensive.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. As a result of our losses, we will likely need to raise additional capital to support our business and fund our future growth. Our ability to raise additional capital will depend on conditions in the capital markets, which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital if needed on favorable terms. If we cannot raise additional capital when needed, our ability to operate our business and fund our future growth could be materially impaired.

Investors may face dilution resulting from the issuance of common stock in the future.

We have the power to issue common stock without shareholder approval, up to the number of authorized shares set forth in our Articles of Incorporation. Our Board of Directors may determine from time to time to raise additional capital through the issuance of additional shares of common stock or other securities, subject to limitations imposed by the American Stock Exchange and the Office of Thrift Supervision. There can be no assurance that such shares can be issued at prices or on terms better than or equal to the terms obtained by our current shareholders. The issuance of any additional shares of common stock by us in the future may result in a reduction of the book value or market price, if any, of the then-outstanding common stock. Issuance of additional shares of common stock will reduce the proportionate ownership and voting power of our existing shareholders.

Our ability to service our debt depends on capital distributions from Federal Trust Bank, which are subject to regulatory restrictions.

Federal Trust Corporation is a savings and loan holding company and depends upon dividends from Federal Trust Bank to fund a significant portion of its operations. We use dividends from Federal Trust Bank to service our debt obligations, and our ability to service our debt is further subject to restrictions under our indentures and loan covenants. Federal Trust Bank’s ability to pay dividends or make other capital distributions to Federal Trust Corporation is subject to the regulatory authority of the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. Because of Federal Trust Bank’s operating losses for the year ended December 31, 2007, Federal Trust Bank cannot pay dividends to Federal Trust Corporation without regulatory approval.

Our business may suffer if we lose key employees.

Our success is largely dependent on the personal contacts of our officers and employees in our market areas. If we lose key employees, temporarily or permanently, our business could be negatively impacted. In particular, our business would be adversely affected if our key employees went to work for our competitors. Our future success depends on the continued contributions of our existing senior management personnel, including: our Chief Executive Officer and President, Dennis T. Ward; Executive Vice President and Chief Financial Officer, Gregory E. Smith; Executive Vice President and Senior Loan Officer, Mark E. McRae; Executive Vice President, Branch Administration, Jennifer B. Brodnax; and Senior Vice President and Chief Credit Officer, Lindsay Sandham. We have entered into severance agreements Messrs. Ward, Smith and McRae and Ms. Brodnax, which contain non-competition provisions to help alleviate some of this risk.

We are subject to extensive regulation that could limit or restrict our activities.

As a unitary savings and loan holding company, Federal Trust Corporation is regulated primarily by the Office of Thrift Supervision. Our current subsidiaries are regulated primarily by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation and the Florida Office of Finance Regulation. We operate in a highly regulated industry and are subject to examination, supervision and comprehensive regulation by various federal and state agencies. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, incurring debt, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our growth.

Our business also is subject to laws, rules and regulations regarding the disclosure of non-public information about our customers to non-affiliated third parties. Our operations on the Internet are not currently subject to direct regulation by any government agency in the United States beyond regulations applicable to businesses generally. A number of legislative and regulatory proposals currently under consideration by the federal, state and local governmental organizations may lead to laws or regulations concerning various aspects of our business on the Internet, including: user privacy, taxation, content, access charges, liability for third-party activities and jurisdiction. The adoption of new laws or a change in the application of existing laws may decrease the use of the Internet, increase our costs or otherwise adversely affect our business.

The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. Additionally, we cannot predict the effect of any legislation that may be passed at the state or federal level in response to the recent deterioration of the subprime, mortgage, credit and liquidity markets. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

Our financial condition and results of operations are reported in accordance with GAAP. While not affecting economic results, future changes in accounting principles issued by the Financial Accounting Standards Board could affect our earnings as reported under GAAP. As a public company, we are also subject to the corporate governance standards set forth in the Sarbanes-Oxley Act of 2002, as well as applicable rules and regulations promulgated by the Securities and Exchange Commission and the American Stock Exchange. Complying with these standards, rules and regulations may impose administrative costs and burdens on us.

Additionally, political conditions could impact our earnings. Acts or threats of war or terrorism, as well as actions taken by the United States or other governments in response to such acts or threats, could impact the business and economic conditions in which we operate.

Competition from financial institutions and other financial service providers may adversely affect our asset growth and profitability.

Our primary market area is the urban areas of Orange, Seminole, Volusia, Lake, Flagler and Osceola Counties. The banking business in these areas is highly competitive and we experience competition from many other financial institutions. Our subsidiaries Federal Trust Bank and Federal Trust Mortgage Company experience competition in both lending and attracting funds from other banks, savings institutions, and non-bank financial institutions located within our market area, many of which are significantly larger institutions. Non-bank institutions competing for deposits and deposit type accounts include mortgage bankers and brokers, finance companies, credit unions, securities firms, money market funds, life insurance companies and mutual funds. For loans, we encounter competition from other banks, savings associations, finance companies, mortgage bankers and brokers, insurance companies, small loan and credit card companies, credit unions, pension trusts and securities firms.

We compete with these institutions both in attracting deposits and in making loans. In addition, we have to attract our customer base from other existing financial institutions and from new residents. Many of our competitors are well-established, larger financial institutions. While we believe we can and do successfully compete with these other financial institutions in our primary markets, we may face a competitive disadvantage as a result of our smaller size, lack of geographic diversification and inability to spread our marketing costs across a broader market. Although we compete by concentrating our marketing efforts in our primary markets with local advertisements, personal contacts, and greater flexibility and responsiveness in working with local customers, we can give no assurance that this strategy will be successful.

We rely on other companies to provide key components of our business infrastructure and failures in this infrastructure could interrupt our operations or increase the cost of doing business.

Third parties provide key components of our business infrastructure such as banking services, processing, Internet connections and network access. Any disruption in such services provided by these third parties to handle current or higher volumes of use could adversely affect our ability to deliver products and services to clients and otherwise to conduct business. Technological or financial difficulties of a third party service provider could adversely affect our business to the extent those difficulties result in the interruption or discontinuation of services provided by that party. We may not be insured against all types of losses as a result of third party failures and our insurance coverage may be inadequate to cover all losses resulting from system failures or other disruptions. Failures in our business infrastructure could interrupt our operations or increase the cost of doing business.

Federal Trust Corporation and its subsidiaries operate in an environment highly regulated by state and federal government; changes in banking laws and regulations could have a negative effect on our business.

As a unitary savings and loan holding company, Federal Trust Corporation is regulated primarily by the Office of Thrift Supervision. Our current Subsidiaries are regulated primarily by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation and the Florida Office of Finance Regulation. Federal and various state laws and regulations govern numerous aspects of our operations and the operations of our Subsidiaries, including:

•	Adequate capital and financial condition;

•	Permissible types and amounts of extensions of credit and investments;

•	Permissible non-banking activities; and

•	Restrictions on dividend payments.

Such laws, regulations and supervision govern the activities in which companies may engage and are intended primarily for the protection of the federal deposit insurance fund and depositors. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on operations, the classification of assets and the adequacy of a financial institution’s allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, could have a material effect on us.

These laws, rules and regulations are frequently changed by legislative and regulatory authorities. There can be no assurance that changes to existing laws, rules and regulations, or any other new laws, rules or regulations, will not be adopted in the future, which could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition or prospects.

We may face risks with respect to future expansion and acquisitions or mergers.

As a part of our strategy, in the future, we may seek to increase the size of our franchise through branch expansion and growth, and by aggressively pursuing business development opportunities. We may also consider and enter into new lines of business or offer new products or services. We also may receive future inquiries and have discussions with potential acquirers of us. Acquisitions and mergers involve a number of risks, including:

•	the time and costs associated with identifying and evaluating potential acquisitions and merger partners;

•	the estimates and judgments used to evaluate credit, operations, management and market risks with respect to the target institution may not be accurate;

•

the time and costs of evaluating new markets, hiring experienced local management and opening new offices, and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;

•	our ability to finance an acquisition and possible dilution to our existing shareholders;

•	the diversion of our management’s attention to the negotiation of a transaction, and the integration of the operations and personnel of the combining businesses;

•	entry into new markets where we lack experience;

•	the introduction of new products and services into our business;

•	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on our results of operations; and

•	the risk of loss of key employees and customers.

To carry out some of our expansion plans, we are required to obtain permission from the Office of Thrift Supervision. Application for the acquisition of existing thrifts and banks are submitted to the federal and state bank regulatory agencies for their approval. The future climate for regulatory approval is impossible to predict. Regulatory agencies could prohibit or otherwise significantly restrict our expansion plans, as well as those of our subsidiaries, which could limit our ability to increase revenue.

Additionally, we may incur substantial costs to expand, and we can give no assurance that such expansion will result in the levels of profits we seek. There can be no assurance that, integration efforts for any future mergers or acquisitions will be successful. Also, we may issue equity securities, including common stock and securities convertible into shares of our common stock in connection with future acquisitions, which could cause ownership and economic dilution to our current shareholders. There is no assurance that, following any future merger or acquisition, our integration efforts will be successful or that our company, after giving effect to the acquisition, will achieve profits comparable to or better than our historical experience.

Future sales of our common stock could further depress the price of our common stock.

Sales of a substantial number of shares of our common stock in the public market by our shareholders, or the perception that such sales are likely to occur, could cause the market price of our common stock to decline.

Various factors may make takeover attempts more difficult to achieve.

Provisions of our articles of incorporation and bylaws, federal law and regulations, Florida law and various other factors may make it more difficult for companies or persons to acquire control of Federal Trust Corporation without the consent of our Board of Directors. You may want a takeover attempt to succeed because, for example, a potential acquiror could offer a premium over the then prevailing price of our common stock. Factors that may discourage takeover attempts or make them more difficult include:

•

Florida statutes that restrict voting rights of stockholders who acquire certain amounts of our shares of common stock, that restrict transactions with certain stockholders and that allow a company to not require cumulative voting in the election of directors;

•	Provisions in our Articles of Incorporation that provide for staggered terms for our board of directors and that restrict transactions with certain stockholders;

•	Provisions in our Bylaws regarding the timing and content of stockholder proposals and nominations and qualification for service on the Board of Directors; and

•	Federal law and regulations that restrict the acquisition of control of a federal savings institution without prior written approval or non-objection from the Office of Thrift Supervision.

Although publicly traded, our common stock has substantially less liquidity than the average liquidity for stocks quoted on the American Stock Exchange.

Although our common stock is listed for trading on the American Stock Exchange our common stock has substantially less liquidity than the average liquidity for companies quoted on the American Stock Exchange. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This marketplace depends on the individual decisions of investors and general economic and market conditions over which we have no control. This limited market may affect your ability to sell your shares on short notice, and the sale of a large number of shares at one time could temporarily depress the market price of our common stock. For these reasons, our common stock should not be viewed as a short-term investment.

The market price of our common stock may fluctuate in the future, and these fluctuations may be unrelated to our performance. General market price declines or overall market volatility in the future could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table sets forth certain information on our principal offices ($ in thousands):

	Net Carrying Value of Real Property	Lease Expiration
Sanford Branch (opened 1998) 420 West First Street Sanford, Florida 32771	$1,095	N/A

Winter Park Branch (opened 2000) 655 West Morse Blvd. Winter Park, Florida 32789	$159	12/31/09

Casselberry Branch (opened 2002) 487 Semoran Boulevard Casselberry, Florida 32707	$1,280	N/A

New Smyrna Beach Branch (opened 2003) 761 East Third Avenue New Smyrna Beach, Florida 32169	$45	10/11/25

Orange City Branch (opened 2003) 2690 Enterprise Road Orange City, Florida 32763	$1,295	N/A

Deltona Branch (opened 2003) 901 Doyle Road Deltona, Florida 32725	$890	N/A

Lake Mary Branch (opened 2006) (1) 791 Rinehart Road Lake Mary, Florida 32746	$1,229	3/31/25

Port Orange Branch (opened 2006) 3880 S. Nova Road Port Orange, Florida 32127	$1,579	N/A

Eustis Branch (opened 2006) 256 W. County Road 44 Eustis, Florida 32726	$1,465	N/A

Palm Coast Branch (opened 2007) (2) 108 Central Avenue Palm Coast, Florida 32164	$1,987	7/06/26

Wekiva Branch (opened 2007) 505 Wekiva Springs Road, Ste 700 Longwood, Florida 32779	$660	N/A

Corporate Headquarters (3) 312 West First Street Sanford, Florida 32771	$5,968	N/A

(1)	Federal Trust Bank has a ground lease on the Lake Mary branch site. The lease has a 20 year term with optional renewal periods. The building and improvements for the branch are owned by Federal Trust Bank.
(2)	Federal Trust Bank has a ground lease on the Palm Coast branch site. The lease has a 20 year term with optional renewal periods. The building and improvements for the branch are owned by Federal Trust Bank.
(3)	On January 30, 2007, we exercised our option to purchase the Sanford corporate headquarters building. The net settlement amount including closing costs was $2.4 million. The building has a total of 48,994 rentable square feet of which we occupy 28,168 square feet and 20,826 square feet is rented to various non-affiliated tenants.

Federal Trust Bank owns a parcel of land in Edgewater, in Volusia County, Florida. The parcel was planned for a future branch location, however, the plans for the branch were cancelled and we plan to sell the parcel.

Management considers our properties to be well maintained.

ITEM 3.	LEGAL PROCEEDINGS

Federal Trust Corporation and its subsidiaries may become parties to various legal proceedings arising from the normal course of its business. There are no material pending legal proceedings to which Federal Trust Corporation or its subsidiaries is a party or to which any of its property is subject.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended December 31, 2007, no matters were submitted to a vote of the security holders through a solicitation or otherwise.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	In June 2003, Federal Trust Corporation’s stock began trading on the American Stock Exchange under the symbol “FDT.” Prior to that, our common stock traded on the NASDAQ Small Cap Market under the symbol “FDTR.” As of February 25, 2008, there were 357 registered holders of common stock of Federal Trust Corporation, some of which are “street name” holders. We paid cash dividends of $.08 per share in 2007 ($.04 per share for the first and second quarters of 2007) and $.17 per share during 2006 ($.04 per share for the first, second, and fourth quarters of 2006 and $.05 per share for the third quarter). In addition, we paid a 2% stock dividend to shareholders in the third quarter of 2006. For information regarding our ability to pay dividends, see “Supervision and Regulation– Capital Distributions.”

Index	Period Ending
	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Federal Trust Corporation	100.00	195.25	251.60	315.42	261.43	54.04
Russell 3000	100.00	131.06	146.71	155.69	180.16	189.42
SNL Southeast Thrift Index	100.00	151.65	179.27	163.14	191.73	82.56

The source of the Total Return Performance graph is SNL Financial LC.

The following table lists the low and high closing stock prices for the periods indicated.

	Calendar Year 2007		Calendar Year 2006
	Low $	High $	Low $	High $
First Quarter	$9.71	$10.37	$11.60	$12.52
Second Quarter	8.10	10.10	10.36	12.15
Third Quarter	4.30	8.25	10.00	11.05
Fourth Quarter	2.05	5.10	9.77	10.5

(b)	Not Applicable.

(c)	There were no stock repurchases during the fourth quarter ended December 31, 2007.

ITEM 6.	SELECTED FINANCIAL DATA

CONSOLIDATED FINANCIAL HIGHLIGHTS

($ in thousands, except per share amounts)

AT YEAR END:	2007	2006	2005	2004	2003
Total assets	$690,264	$722,964	$735,416	$603,131	$468,198
Loans, net	563,234	603,917	630,827	521,331	398,401
Securities available for sale	52,449	65,558	50,080	41,172	33,615
Deposits	481,729	472,794	471,062	404,116	314,630
Federal Home Loan Bank advances	152,000	179,700	201,700	143,700	107,700
Stockholders’ equity	39,686	54,620	44,141	39,387	26,457
Book value per share	4.22	5.86	5.33	4.97	4.05
Shares outstanding (*)	9,393,919	9,319,603	8,277,554	7,942,438	6,526,215
Equity-to-assets ratio	5.75%	7.56%	6.00%	6.53%	5.65%

FOR THE YEAR ENDED:

Interest income	$42,486	$43,842	$33,977	$24,609	$20,921
Interest expense	30,797	28,114	19,336	10,851	9,750
Net interest income	11,689	15,728	14,641	13,758	11,171
Provision for loan losses	16,412	639	650	1,180	650
Net interest (loss) income after provision for loan losses	(4,723)	15,089	13,991	12,578	10,521
Other income	944	2,226	2,533	2,391	2,358
Other-than-temporary impairment	749	—	—	1,055	—
Other expenses	18,742	12,461	9,791	9,334	8,826
Net (loss) earnings	(14,163)	3,410	4,436	3,089	2,777

Basic (loss) earnings per share	(1.51)	.38	.54	.43	.42
Diluted (loss) earnings per share	(1.51)	.37	.53	.42	.41

Average common shares outstanding	9,363,223	9,002,900	8,107,277	7,082,421	6,548,957

Return (loss) on average assets	(1.97)%	.46%	.66%	.59%	.64%
Return (loss) on average equity	(26.83)%	6.70%	10.70%	9.80%	10.79%
Net interest margin	1.74%	2.33%	2.34%	2.86%	2.81%

Average equity to average assets ratio	7.33%	6.92%	6.16%	6.02%	5.95%
Dividend payout ratio	—%	44.74%	24.03%	20.36%	11.81%
Allowance for loan losses as a percent of loans, net	2.42%	.84%	.71%	.74%	.70%

*	Net of unallocated ESOP shares of 42,386, 31,939, 21,789 and 119,375 as of December 31, 2007, 2006, 2005 and 2004, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to help readers understand our financial performance through a discussion of the factors affecting the financial condition of Federal Trust Corporation and its subsidiaries and their results of operations during 2007, 2006 and 2005. Nearly all of our operations are contained in our subsidiaries, Federal Bank Trust and Federal Trust Mortgage Company. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this annual report, particularly the consolidated financial statements and related notes appearing in Item 8.

Overview

For the year ended December 31, 2007, we had a net loss of $14.2 million, compared to net earnings of $3.4 million for 2006. On a per share basis, the net loss for 2007 was $1.51 per basic and diluted share compared to earnings of $.38 per basic and $.37 per diluted share for 2006. The primary factors contributing to the results in 2007 were higher levels of non-performing loans, which necessitated an increase in our provision for loan losses, net interest margin compression associated with a higher cost of deposits as well as foregone interest income as a result of nonaccrual loans and expenses associated with the termination of the contract of our former Chief Executive Officer.

Total assets at December 31, 2007 were $690.3 million, a decrease of $32.7 million, or 4.5%, from December 31, 2006. Net loans declined by $40.7 million, or 6.7% from at December 31, 2006 to $563.2 million at December 31, 2007. Total deposits and Federal Home Loan Bank advances at December 31, 2007, were $481.7 million and $152.0 million, respectively, compared to $472.8 million and $179.7 million, respectively at the end of 2006.

Stockholders’ equity was $39.7 million at December 31, 2007, compared to $54.6 million at December 31, 2006. The book value per share declined to $4.22 at December 31, 2007, from $5.86 at December 31, 2006. We paid total cash dividends per share of $.08 per share in 2007, compared to $.17 per share in 2006.

Business Strategy

Our current business strategy is to build a profitable, well capitalized, full-service community bank with operations in Central Florida. As part of this strategy, we have focused on creating a strong community bank branch network serving our primary market area with competitive deposit and loan products. We also emphasize flexible and personalized services to individual consumers and our target customer base of locally owned small-and medium-sized businesses, professional firms, non-profit companies, entrepreneurs and their business interests. Over the last several years, our branch expansion strategy has focused on markets in Central Florida that have favorable growth characteristics. We have completed our short-term expansion plans by opening five de novo branch locations in 2006 and 2007, which brings our total number of branch offices to 11. We will continue to leverage our existing investment in branches to reduce our reliance on wholesale funding sources in favor of lower cost transaction accounts and increase our loan opportunities with our retail and small business customer base.

Our executive management team has changed substantially over the past year, primarily with the addition of Dennis T. Ward, who joined our company in February 2007 and was appointed President and Chief Executive Officer in September 2007. We have also hired our Executive Vice President and Senior Loan Officer, Mark E. McRae, and our Senior Vice President and Chief Credit Officer, Lindsay Sandham. The primary strategy of our management team, all of whom have considerable banking experience, is to build core relationships and better utilize our existing franchise to generate future growth when economic conditions improve. During 2007, we also hired a new sales manager for our branches, implemented new training procedures for our staff and focused our efforts on developing a broader range of financial products, in order to establish a framework for an enhanced business and sales culture that will better enable us to service our customers. These initiatives, along with our strategically located branch network, complement our effort to originate loans to retail, commercial and business customers in our Central Florida branch footprint. Our current intention is not to pursue any further purchases of pools of residential real estate loans as we have done in the past.

We believe that our renewed focus on in-market loan originations, coupled with recently strengthened underwriting policies and procedures, will help us originate higher-quality loans with favorable risk-adjusted returns. In light of current market conditions, we have spent considerable effort on early identification and quantification of potential problem assets. Our new management team is working aggressively toward resolving non-performing loans and is establishing a team experienced in problem asset resolution dedicated to managing the workout process. Depending on the type of loan, the underlying collateral and the particular circumstances regarding the credit, we will pursue various strategies to resolve problem loans.

As discussed previously, at December 31, 2007, Federal Trust Bank was classified as “adequately capitalized” for regulatory purposes, and not “well capitalized.” In the immediate term, the primary effect of this classification is that we cannot renew, replace or accept brokered deposits without prior regulatory approval. A total of $60.5 million in brokered deposits will mature during 2008. On March 14, 2008, we received conditional approval from the Federal Deposit Insurance Corporation to replace up to $16.0 million of brokered deposits through May 31, 2008. From December 31, 2007 through March 14, 2008, a total of $16.6 million of brokered deposits matured and were repaid. Of the remaining $45.5 million in brokered deposits that will mature during 2008, $18.8 million will mature through May 31, 2008. Similarly, as a result of the Federal Home Loan Bank of Atlanta’s assessment of our recent financial condition, we will not be able to access additional advances from the Federal Home Loan Bank. At the end of February 2008, our total Federal Home Loan Bank advances were $168.0 million. The inability to access these sources of funds places significant restrictions on our ability to fund new loans, and requires us to generate liquidity from other funding sources to pay deposit withdrawals and to repay existing borrowings as they mature. One of our fixed-rate Federal Home Loan Bank advances, for $12.0 million, is scheduled to mature in December 2008, and 12 convertible advances with a total balance of $97.0 million and with rates ranging from 3.22% to 4.81% are callable during 2008. Due to the current level of market interest rates, Federal Trust Bank does not anticipate that the convertible advances will be called during 2008. However, subsequent to December 31, 2007, in order to provide additional liquidity and reduce our balance sheet in an effort to again be considered “well capitalized” for regulatory purposes, we have sold $7.7 million in residential mortgage loans and $8.3 million of municipal bonds, and we had $45.0 million of overnight liquid assets invested in federal funds sold at the end of February 2008. We also anticipate that we will raise additional capital in the immediate future. There is no assurance that we will be able to raise additional capital or reduce Federal Trust Bank’s assets under favorable terms, if at all. Even if we raise additional capital, we may need to request additional waivers from the Federal Deposit Insurance Corporation with respect to the additional maturing brokered deposits beyond May 31, 2008.

Despite our short-term actions to improve our liquidity and contract our balance sheet, our long-term goal is to transition our balance sheet asset and liability mix to that of a traditional community bank. We believe that reducing our portfolio of large land acquisition, development and residential loans in favor of smaller commercial business loans, and establishing a lower cost deposit base through a strong retail banking franchise, will be key to our ability to implement our long-term strategy.

Critical Accounting Policies

Our financial condition and results of operations are sensitive to accounting measurements and estimates of matters that are inherently uncertain. A critical accounting policy is one that is both integral to the portrayal of a company’s financial condition and results, and requires difficult, subjective or complex judgments by management. When applying accounting policies in areas that are subjective in nature, we use our best judgments to arrive at the carrying value of certain assets. The most sensitive accounting measurement we apply is related to the valuation of the loan portfolio and the adequacy of the allowance for loan losses.

A number of factors affect the carrying value of the loan portfolio including the calculation of the allowance for loan losses, the value of the underlying collateral, the timing of loan charge-offs and the amount and amortization of loan fees and deferred origination costs. We believe that the determination of the allowance for loan losses represents a critical accounting policy. The allowance for loan losses is maintained at a level management considers to be adequate to absorb probable loan losses inherent in the portfolio, based on evaluations of the collectibility and historical loss experience of loans. Credit losses are charged and recoveries are credited to the allowance. Provisions for loan losses are based on our review of the historical loan loss experience and such factors that, in management’s judgment, deserve consideration under existing economic conditions in estimating probable credit losses.

The allowance is based on ongoing assessments of the probable estimated losses inherent in the loan portfolio. Our methodology for assessing the appropriate allowance level consists of several key elements described in the section “Business – Lending Activities – Allowance for Loan Losses.” The allowance for loan losses is also discussed in Notes 1 and 3 to the consolidated financial statements appearing in Item 8 of this annual report. The significant accounting policies are discussed in Note 1 to the consolidated financial statements.

Comparison of Financial Condition at December 31, 2007 and 2006

Total assets at December 31, 2007 were $690.3 million, a decrease of $32.7 million, or 4.5%, from $723.0 million at December 31, 2006. This decrease in total assets during 2007 was part of our strategy to shrink the balance sheet due to our losses and the need to strengthen our regulatory capital ratios, combined with our efforts to change our asset/liability mix through a reduction in wholesale loan purchases and borrowed funds. Decreases in land, development and commercial construction loans as well as residential construction loans represented most of the decrease in total assets. Land, development and commercial construction loans decreased $14.8 million, or 16.7%, and residential construction loans decreased $14.6 million, or 40.0%, from December 31, 2006. In addition to regular principal repayments and a reduction of loan originations in current market conditions, foreclosure actions resulted in a $9.5 million increase in total foreclosed assets, to $9.5 million at December 31, 2007. Our commercial real estate secured loans also decreased $7.6 million, or 8.2%, to $85.5 million at December 31, 2007 and our portfolio of securities available for sale decreased by $13.1 million, or 20.0%, to $52.4 million at December 31, 2007 from $65.6 million at December 31, 2006.

The changes in our sources of funds during 2007 reflected our efforts to reduce our reliance on wholesale funding and build our local customer base in our five new branches that we opened in 2006 and 2007. Total interest-bearing checking accounts increased $28.7 million, or 55.6%, during 2007 to $80.3 million at December 31, 2007. Partially offsetting our increase in these checking accounts was a decrease of $12.3 million, or 3.6%, in higher-costing certificate of deposit accounts and a decrease of $6.9 million, or 10.6%, in money market accounts. Federal Home Loan Bank advances decreased $27.7 million, or 15.4%, during 2007 to $152.0 million at December 31, 2007. Total stockholders’ equity decreased $14.9 million in 2007 due primarily to the $14.2 million loss for the year ended December 31, 2007 and the $752,000 we paid in dividends during the first two quarters of the year.

Lending Activities

Loan Portfolio Composition. Our net loan portfolio, which consists of total loans plus premiums paid for loans purchased, less loans in process, deferred loan origination fees and costs and allowance for loan losses, totaled $563.2 million at December 31, 2007, representing 82% of total assets. At December 31, 2006, our net loan portfolio was $603.9 million, or 84% of total assets.

The following table sets forth information on our loan portfolio by type, and the amounts provided include loans held for sale ($ in thousands):

	At December 31,
	2007		2006		2005		2004		2003
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Residential loans:
Mortgages	$359,954	60.3%	$356,133	56.4%	$399,973	56.6%	$374,581	70.8%	$302,083	75.4%
Lot	39,994	6.7	42,676	6.7	40,203	5.7	41,369	7.8	20,816	5.2
Construction	21,926	3.7	36,570	5.8	81,572	11.5	5,405	1.0	780	0.2

Total residential loans	421,874	70.7	435,379	68.9	521,748	73.8	421,355	79.6	323,679	80.8

Commercial loans:
Real estate secured	85,492	14.3	93,095	14.7	71,253	10.1	56,267	10.6	47,918	12.0
Land, development and construction	73,752	12.3	88,586	14.0	90,794	12.8	38,091	7.2	16,524	4.1
Commercial business	15,866	2.7	15,308	2.4	22,529	3.2	13,257	2.5	11,639	2.9

Total commercial loans	175,110	29.3	196,989	31.1	184,576	26.1	107,615	20.3	76,081	19.0
Consumer loans	214	—	125	—	447	0.1	657	0.1	864	0.2

Total loans	597,198	100.0%	632,493	100.0%	706,771	100.0%	529,627	100.0%	400,624	100.0%

Add (deduct):
Allowance for loan losses	(13,869)		(5,098)		(4,477)		(3,835)		(2,779)
Net premiums, discounts, deferred fees and costs	3,033		3,567		4,584		3,524		3,346
Loans in process	(23,128)		(27,045)		(76,051)		(7,985)		(2,790)

Net loans	$563,234		$603,917		$630,827		$521,331		$398,401

Residential mortgage loans, not including construction and lot loans, continue to comprise the largest group of loans in our loan portfolio, totaling $360.0 million, or 60% of the total loan portfolio at December 31, 2007, up from $356.1 million, or 56% of the total loan portfolio at December 31, 2006. We offer and purchase adjustable rate mortgage loans with maturities up to 30 years. As of December 31, 2007, approximately 93% of our residential loan portfolio consisted of adjustable-rate mortgage loans and 7% were fixed-rate. Fixed-rate loans are generally underwritten to secondary market standards to insure liquidity and interest-rate risk protection. Residential lot loans totaled $40.0 million, or 7% of total loans at December 31, 2007. These loans are secured by developed lots ready for construction of single-family homes. As a result of the softening in the housing market during 2007, we also reduced our residential construction loans to $21.9 million, or 4% of total loans at December 31, 2007, from $36.6 million, or 6% of total loans at the end of 2006. These loans are generally secured by property in Southwest Florida and Central Florida and are underwritten directly to the individual or family for their primary residence or second home.

At December 31, 2007, our loan portfolio included $184.0 million of loans to foreign nationals, of which $106.6 million was to borrowers who reside in the United Kingdom. All of these loans are residential mortgage loans, and are primarily vacation and rental properties near the Orlando resort attractions. Our general strategy with respect to loans to foreign nationals was to originate these loans for retention in our portfolio. We also package and sell pools of such loans in the secondary market. However, with the weak secondary market for residential mortgage loans in 2007, we were not able to sell as many of these loans as we had originally planned. As a result, our portfolio balance of these loans currently exceeds our internal guidelines. Therefore, despite our desire to originate more of these loans, we have discontinued the origination of loans to foreign nationals until we can find purchasers for this type of loan. See “—Non-performing Loans and Foreclosed Assets” for a discussion of the asset quality of our loans to foreign nationals.

Commercial real estate secured loans totaled $85.5 million, or 14% of the total loan portfolio at December 31, 2007, compared to $93.1 million, or 15% of total loans at December 31, 2006. This portfolio includes loans to businesses to finance office, manufacturing or retail facilities. Commercial land, development and construction loans totaled $73.8 million, or 12% of total loans at December 31, 2007, down from $88.6 million, or 14% of total loans at December 31, 2006. The land loans are generally secured by larger parcels of property held for future development. The development and construction loans include loans for the acquisition and development of both residential and commercial projects. The construction loans are made directly to the builders of single and multi-family homes for pre-sold or speculative units. We also finance the construction of commercial facilities, generally for the owner/operator.

Commercial loans totaled $15.9 million and $15.3 million at December 31, 2007 and 2006, respectively. These loans are generally secured by the assets of the borrower including accounts receivable, inventory and fixed assets, including company owned real estate and are usually personally guaranteed by the owners.

Consumer loans, consisting of installment loans and savings account loans, totaled $214,000 and $125,000 at December 31, 2007 and 2006, respectively, or less than 1% of the total loan portfolio.

Contractual Repayments. Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of loans is substantially less than their average contractual terms because of prepayments. In addition, due-on-sale clauses on loans generally give Federal Trust Bank the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of a mortgage loan tends to be affected by a variety of factors, including changes in real estate values, interest rates and general economic conditions. Residential lot loans generally mature in less than five years and are typically repaid or convert to a construction loan when the owner begins construction of the residence. Construction loans generally mature in one year or less.

The table below shows the contractual maturities of Federal Trust Bank’s loan portfolio at December 31, 2007. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. The following table does not include prepayments or scheduled principal repayments ($ in thousands):

	Residential	Commercial	Consumer	Total Loans
Amounts due:
Less than one year	$23,111	$99,285	$164	$122,560

One year to three years	27,562	35,593	35	63,190
Over three years to five years	31,333	28,588	15	59,936
Over five years to 10 years	36,587	9,477	—	46,064
Over 10 years to 20 years	99,420	2,054	—	101,474
Over 20 years	203,861	113	—	203,974

Total due after 1 year	398,763	75,825	50	474,638

Total amounts due	$421,874	$175,110	$214	$597,198

Loans Due After December 31, 2008. The following table sets forth at December 31, 2007, the dollar amount of all loans due after December 31, 2008, classified according to whether such loans have fixed or adjustable interest rates ($ in thousands):

	Due after December 31, 2008
	Fixed	Adjustable	Total
Residential loans	$27,976	$370,787	$398,763
Commercial loans	36,742	39,083	75,825
Consumer loans	50	—	50

Total	$64,768	$409,870	$474,638

Purchase, Origination and Sale of Loans. Florida’s rate of population growth has historically exceeded national averages. The real estate development and construction industries in Florida, however, have been sensitive to cyclical changes in economic conditions and the demand for and supply of residential units. In 2007, both the demand for real estate mortgage loans in Florida and home prices in general declined, and the inventory of homes for sale increased to nearly a three-year supply.

Our loan portfolio consists of purchased and internally originated loans. When we acquired loans, the loan packages were generally between $2 million to $25 million in single-family residential mortgages, comprised of new and seasoned adjustable rate mortgage loans. In the past, when we purchased loan pools, we preferred to purchase loans secured by real estate located in Florida, but, because of pricing and the limited number of loan packages available consisting only of Florida loans, we also purchased loans secured by properties outside of Florida. When purchasing loan packages, we underwrote and reviewed each loan in a loan package prior to purchasing the loans. Due to the weak real estate market and decline in residential loan prepayments, we purchased only $38.3 million in loans during 2007, compared to $62.7 million purchased in 2006. During 2007, all of the loans we purchased were secured by residential properties located in Florida. Although we previously purchased loan pools, we do not currently intend to purchase loan pools (either inside or outside of our market area) going forward. See “—Non-performing Loans and Foreclosed Assets” for a discussion of the asset quality of certain construction loans we purchased from Transland Financial Services, Inc.

Loans that Federal Trust Bank and Federal Trust Mortgage Company originate are generally secured by real estate located in our primary lending area of Central Florida. Sources for residential mortgage loan originations include direct solicitation by employed loan originators, depositors and other existing customers, advertising, and referrals from real estate brokers, mortgage brokers and developers. Our residential mortgage loans are originated in accordance with written underwriting standards approved by Federal Trust Bank’s Board of Directors. Most fixed-rate loan originations are eligible for sale to Fannie Mae and other investors in the secondary market.

Our loan officers and existing customers are the primary source of commercial and commercial real estate loan originations, while depositors and walk-in customers are the primary source of consumer loan originations. In addition, if the size of a particular loan request exceeds our legal or internal lending limit, we may sell a participation in that loan to a correspondent bank. From time to time, we also purchase participations from other correspondent banks. Our commercial and commercial real estate loans are predominately located in various areas through Florida, but we have originated and participated in loans outside the state. At December 31, 2007, $5.5 million of such loans were secured by property outside of Florida.

The following table sets forth the amount of loans originated, purchased, sold and repaid during the years indicated ($ in thousands):

	For the Year Ended December 31,
	2007	2006	2005	2004	2003
Originations:
Mortgage loans:
Loans on existing property	$97,472	$45,766	$51,285	$62,999	$44,416
Land, development and construction	59,754	115,817	64,197	66,719	20,681

Total mortgage loans	157,226	161,583	115,482	129,718	65,097
Commercial loans	11,606	7,181	8,555	7,337	12,373
Consumer loans	264	1,290	478	635	701

Total loans originated	169,096	170,054	124,515	137,690	78,171

Purchases	38,286	62,668	207,136	178,482	176,828

Total loans originated and purchased	$207,382	$232,722	$331,651	$316,172	$254,999

Sales and principal repayments:
Loans sold	(8,601)	(27,972)	(24,407)	(28,632)	(39,560)
Principal repayments	(234,076)	(279,028)	(130,100)	(158,537)	(125,810)

Total loans sold and principal repayments	$(242,677)	$(307,000)	$(154,507)	$(187,169)	$(165,370)

(Decrease) increase in total loans (before net items)	$(35,295)	$(74,278)	$177,144	$129,003	$89,629

Non-performing Loans and Foreclosed Assets. When a borrower fails to make a required payment on a loan, we take a number of steps to induce the borrower to cure the delinquency and restore the loan to current status. We attempt to collect the payment by contacting the borrower through our in-staff commercial loan officers or through our third party residential loan servicer. If a payment on a loan has not been received by the end of a grace period, notices are sent with follow-up contacts made thereafter. In many cases, the delinquencies are cured promptly. If the delinquency exceeds 90 days and is not cured through normal collection procedures, more formal measures are instituted to remedy the default, including the commencement of foreclosure proceedings. If foreclosure is effected, the property is sold at a public auction in which we typically participate as a bidder. If we are the successful bidder, the acquired real estate property is then included in our "foreclosed assets" account until it is sold. When assets are acquired through foreclosure, they are recorded at the lower of cost or fair value less estimated selling costs at the date of acquisition and any write-down resulting therefrom is charged to the allowance for loan losses. At December 31, 2007, our foreclosed assets totaled $9.5 million, which included $2.5 million on a vacant parcel in the Florida Panhandle that was intended for a condominium project. The remaining balance includes 30 developed residential lots, 12 single-family residences and five condominium and townhouse units. Of these residential properties, 21 residential lots and 11 single-family residences for a total of $5.7 million, came from loans to two related residential builders whose customers failed to begin construction of their home as originally negotiated, or close on their home purchases when construction was completed. Under federal regulations, we are permitted to finance sales of foreclosed assets by "loans to facilitate,” which may involve more favorable interest rates and terms than generally would be granted under our underwriting guidelines. At December 31, 2007, we had no loans to facilitate the sale of foreclosed assets.

Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual of interest. When a loan is placed on non-accrual status, previously accrued, but unpaid interest is reversed from interest income. Our policy is to stop accruing interest on loans as soon as it is determined that repayment of all principal and interest is not likely, and, in any case, where payment of principal or interest is 90 days past due.

Total non-accrual loans at December 31, 2007 were $38.2 million. Included in this total was $5.0 million of loans secured by 27 single-family residences. Twelve of these loans, totaling $2.7 million, were to borrowers who reside in the United Kingdom and substantially all of the homes securing the loans are located in Lake, Polk, Osceola and Orange counties near the Orlando attractions. The remaining balance of $2.3 million is secured by 15 residential properties, of which eight are located in the state of Florida. The non-accrual total at December 31, 2007, also included loans for $6.6 million to individual borrowers secured by developed residential lots. Of this amount, $4.6 million were loans related to a single subdivision in the Florida Panhandle.

Our non-accrual residential construction loans at December 31, 2007, totaled $7.3 million for loans to individual borrowers, primarily secured by properties located in Lee County in Southwest Florida. These loans were originated by Transland Financial Services, Inc. and acquired by Federal Trust Bank. Included in this amount was $4.1 million in loans for 20 single-

family residences, three of which are partially completed and the remainder are completed homes that were never closed or occupied by the original buyer. An additional $2.7 million of this amount is for 22 developed lots where the original intent of the borrowers was to construct single-family residences, but the construction was delayed and the borrowers defaulted on the loans. Substantially all of these construction loans are in the process of foreclosure. The remaining $500,000 balance of the loans originated by Transland Financial Services, Inc. related to unremitted loan proceeds that were collected from Federal Trust Bank’s insurance carrier subsequent to December 31, 2007.

Three non-accrual loans for a total of $7.5 million were for commercial office projects, two of which were for $6.1 million, and are secured by property in our Central Florida market area, and the third project is secured by a commercial building in Tallahassee, Florida.

Total land development and construction loans on non-accrual at December 31, 2007 were $11.1 million. This total included $8.2 million secured by three parcels of vacant land; one of these for $3.4 million was for property located in the Florida Panhandle area, the other two parcels are located in our Central Florida market area. The remaining $2.9 million represented residential construction loans to three separate borrowers; all of such loans are in process of foreclosure and are located primarily across Central Florida from Daytona Beach on the east coast to Tampa on the west coast.

Management is aggressively pursuing resolutions of these non-performing assets. The amount and timing of losses, if any, cannot be determined at the present time. However, we believe that the allowance for loan losses is adequate to absorb potential losses on the non-accrual loans.

The following table sets forth certain information regarding our non-accrual loans and foreclosed assets, the ratio of such loans and foreclosed assets to total assets as of the date indicated, and certain other related information ($ in thousands):

	At December 31,
	2007	2006	2005	2004	2003
Non-accrual loans:
Residential loans:
Mortgages	$4,993	$3,140	$1,240	$1,862	$6,167
Lot	6,578	—	158	—	—
Construction	7,317	3,952	—	5	229

Total residential loans	18,888	7,092	1,398	1,867	6,396
Commercial loans:
Real estate secured	7,520	92	—	—	—
Land, development and construction	11,063	4,000	—	—	—
Commercial business	752	786	720	720	—

Total commercial loans	19,335	4,878	720	720	—

Consumer loans	—	—	—	13	—

Total non-accrual loans	$38,223	$11,970	$2,118	$2,600	$6,396

Total non-accrual loans to total loans	6.4%	1.9%	0.3%	0.5%	1.6%

Total non-accrual loans to total assets	5.5%	1.7%	0.3%	0.4%	1.4%

Total allowance for loan losses to total non-accrual loans	36.3%	42.6%	211.4%	147.5%	43.4%

Total foreclosed assets	$9,522	$36	$556	$326	$1,007

Total non-accrual loans and foreclosed assets to total assets	6.9%	1.7%	0.4%	0.5%	1.6%

At December 31, 2007, we had no accruing loans that were contractually past due 90 days or more as to principal or interest and no troubled debt restructurings as defined by Statement of Financial Accounting Standards No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructuring.” For the year ended December 31, 2007, interest income that would have been recorded under the original terms of non-accrual loans and interest income actually recognized is summarized below ($ in thousands):

Interest income that would have been recorded	$4,037
Interest income recognized	1,078

Interest income foregone	$2,959

Classified Assets; Potential Problem Loans. Federal regulations and Federal Trust Bank's policies define “Classified Assets” as either loans or other assets, such as debt and equity securities, which have elevated risk or weaknesses and are classified as either “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the institution will sustain “some loss” if the deficiencies are not corrected. “Doubtful” assets have all of the weaknesses inherent in “substandard” assets, with the added characteristic that the weaknesses make “collection or liquidation in full,” on the basis of currently existing facts, conditions and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. In addition, our policies require that assets which have one or more weaknesses but do not currently expose us to sufficient risk to warrant classification as substandard but possess other weaknesses are designated “special mention.”

If an asset is graded special mention or classified, the estimated fair value of the asset is evaluated to determine if that value is less than the carrying value. If the estimated fair value is less than the carrying value, it is considered to be impaired and we establish a specific reserve. Pursuant to Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan,” if an asset is classified as loss, the amount of the asset classified as loss is fully reserved. General reserves or general valuation allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities but, unlike specific reserves, are not allocated to particular assets.

At December 31, 2007, we had loans totaling $34.3 million that were graded special mention. Our substandard loans included $38.2 million of non-accrual loans and $22.3 million of accruing loans. We also held $9.5 million of foreclosed assets, which are classified as substandard. There were no loans classified as doubtful or loss at December 31, 2007. Of the total special mention loans, seven loans with a total balance of $19.6 million were secured by vacant land and developed lots in Florida. An additional $11.5 million of loans were secured by commercial properties, one of which, for $1.5 million, was secured by property in Miami Beach, Florida and one loan for $5.0 million was secured by property in Georgia. The remainder is for a $2.7 million residential construction project and a $499,000 unsecured loan.

The $22.3 million of accruing substandard loans includes two Central Florida residential home builders with a combined balance of $6.9 million. Four other loans totaling $7.5 million are for vacant land and developed residential lots. One substandard loan for $7.4 million, which was a participation loan for the acquisition and renovation of various commercial office buildings, was paid in full in 2008. Through a process that included notifying the lead bank of our desire to discontinue our participation, another participant was identified and assumed our portion of the loan, thereby ending our involvement with the loan. One substandard loan for $498,000 was unsecured.

We closely monitor and are in regular contact with all borrowers of classified and special mention loans. The amount and timing of losses on these loans, if any, cannot be determined at the present time, however, we believe that the allowance for loan losses is adequate to absorb potential losses on the classified and special mention loans.

The following table sets forth our loan delinquencies by type and by amount at the dates indicated ($ in thousands).

	Loans Delinquent For				Total
	60-89 Days		90 Days and Over (1)
	Number	Amount	Number	Amount	Number	Amount
At December 31, 2007
Residential loans:
Mortgages	24	$4,242	27	$4,993	51	$9,235
Lot	4	368	34	6,578	38	6,946
Construction	—	—	43	7,317	43	7,317
Commercial loans:
Real estate secured	1	1,448	4	7,520	5	8,968
Land, development and construction	—	—	19	11,063	19	11,063
Commercial business	3	600	2	752	5	1,352
Consumer loans	1	20	—	—	1	20

Total	33	$6,678	129	$38,223	162	$44,901

At December 31, 2006
Residential loans:
Mortgages	—	$—	27	$3,140	27	$3,140
Lot	—	—	—	—	—	—
Construction	7	1,012	27	3,952	34	4,964
Commercial loans:
Real estate secured	—	—	2	92	2	92
Land, development and construction	—	—	1	4,000	1	4,000
Commercial business	1	500	2	786	3	1,286
Consumer loans	—	—	—	—	—	—

Total	8	$1,512	59	$11,970	67	$13,482

At December 31, 2005
Residential loans:
Mortgages	5	$775	18	$1,240	23	$2,015
Lot	—	—	—	—	—	—
Construction	2	658	1	158	3	816
Commercial loans:
Real estate secured	—	—	—	—	—	—
Land, development and construction	—	—	—	—	—	—
Commercial business	—	—	1	720	1	720
Consumer loans	—	—	—	—	—	—

Total	7	$1,433	20	$2,118	27	$3,551

At December 31, 2004
Residential loans:
Mortgages	6	$425	31	$1,862	37	$2,287
Lot	—	—	—	—	—	—
Construction	—	—	1	5	1	5
Commercial loans:
Real estate secured	1	171	—	—	1	171
Land, development and construction	—	—	—	—	—	—
Commercial business	—	—	1	720	1	720
Consumer loans	1	2	1	13	2	15

Total	8	$598	34	$2,600	42	$3,198

At December 31, 2003
Residential loans:
Mortgages	11	$577	73	$6,167	84	$6,744
Lot	—	—	—	—	—	—
Construction	—	—	1	229	1	229
Commercial loans:
Real estate secured	1	972	—	—	1	972
Land, development and construction	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
Consumer loans	1	47	—	—	1	47

Total	13	$1,596	74	$6,396	87	$7,992

Allowance for Loan Losses

A number of factors are considered when establishing our allowance for loan losses. For loan loss purposes, the loan portfolio is segregated into broad segments, including: residential real estate loans to United States citizens; residential real estate loans to foreign national borrowers; various types of commercial real estate loans; land development and construction loans; commercial business loans and other loans. A general allowance for losses is then provided for each of the aforementioned categories, which consists of general loss percentages based upon historical analyses and inherent losses that probably exist as of the evaluation date even though they might not have been identified by the more objective processes used to evaluate individual past due, special mention and classified loans. The adequacy of the allowance is subjective and requires complex judgments based on qualitative factors that do not lend themselves to exact mathematical calculations such as: trends in delinquencies and nonaccruals; trends in real estate values; migration trends in the portfolio; trends in volume, terms, and portfolio mix; new credit products and/or changes in the geographic distribution of those products; changes in lending policies and procedures; collection practices; examination results from bank regulatory agencies; external loan reviews and our internal credit review function; changes in the outlook for local, regional and national economic conditions; concentrations of credit; and peer group comparisons.

Large commercial loans that exhibit probable or observed credit weaknesses that we have graded special mention or classified, are subject to individual review for impairment. Reserves are allocated to specific impaired loans based on our estimate of the borrower’s ability to repay the loan given the value of the underlying collateral, other sources of cash flows, and available legal options. Our review of individual loans is based on the definition of impairment as provided in Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” as amended. We evaluate the collectibility of both principal and interest when assessing the need for a specific reserve. Specific reserves on individual loans and historical loss rates are reviewed throughout the year and adjusted as necessary based on changing borrower and collateral conditions and actual collection and charge-off experience. Historical loss rates are used to evaluate the adequacy of the allowance on other commercial loans not subject to specific reserve allocations.

Homogenous loans, such as installment and residential mortgage loans, are not individually reviewed by management but collectively evaluated for impairment, except in the case of delinquencies. Reserves are established for each pool of loans based on the expected net charge-offs. Loss rates are based on the average net charge-off history and an analysis of the risks and trend information by loan category. Historical loss rates for commercial and consumer loans may be adjusted for significant factors that, in management’s judgment, reflect the impact of current market conditions.

Based on these procedures, management believes that the allowance for loan losses was adequate to absorb estimated loan losses inherent in the loan portfolio at December 31, 2007. Actual results could differ from these estimates. However, since the allowance is affected by management’s judgments and uncertainties, there is the likelihood that materially different amounts would be reported under different conditions or assumptions. To the extent that the economy, collateral values, reserve factors or the nature and volume of problem loans change, we may need to adjust the provision for loan losses. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance level based upon their judgment of the information available to them at the time of their examination. As we experienced in 2007, material additions to our provision for loan losses in 2008 could result in a decrease in net earnings and capital.

At December 31, 2007, the allowance for loan losses was $13.9 million, or 36.3% of non-performing loans and 2.42% of total loans net of loans in process at that date. At December 31, 2006, the allowance for loan losses was $5.1 million, or 42.6% of non-performing loans and .84% of total loans net of loans in process at that date. The allowance at December 31, 2007, consisted of reserves for performing loans in the portfolio and reserves against certain impaired loans based on management's evaluation of these individual loans.

The following table sets forth information with respect to our allowance for loan losses during the periods indicated. The allowances shown in the table below should not be interpreted as an indication that charge-offs in future periods will occur in these amounts or proportions or that the allowance indicates future charge-off amounts or trends ($ in thousands):

	At December 31,
	2007	2006	2005	2004	2003
Average loans outstanding, net of loans in process	$600,465	$621,670	$579,811	$447,773	$366,488

Allowance at beginning of year	5,098	4,477	3,835	2,779	2,110

Charge-offs:
Residential loans:
Mortgage	(290)	(25)	—	(106)	(30)
Construction	(4,072)	(14)	—	—	—
Commercial loans:
Real estate secured	(2,843)	—	—	—	—
Commercial business	(438)	—	—	(48)	—
Consumer loans	—	—	(10)	—	(1)

Total loans charged-off	(7,643)	(39)	(10)	(154)	(31)
Recoveries	2	21	2	30	50

Net (charge-offs) recoveries	(7,641)	(18)	(8)	(124)	19
Provision for loan losses	16,412	639	650	1,180	650

Allowance at end of year	$13,869	$5,098	$4,477	$3,835	$2,779

Ratio of net charge-offs (recoveries) to average loans outstanding, net of loans in process	1.27%	.00%	.00%	.03%	(.01)%

Ratio of allowance to period-end total loans, net of loans in process	2.42%	.84%	.71%	.74%	.70%

Year-end total loans, net of loans in process	$574,070	$605,448	$630,720	$521,642	$397,834

The following table represents information regarding our allowance for loan losses, as well as the allocations to the various categories of loans. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories ($ in thousands):

	At December 31,
	2007		2006		2005		2004		2003
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	% of Loans to Total		Amount	% of Loans to Total Loans
							Amount	Loans
Residential loans	$10,341	70.7%	$2,671	68.9%	$2,337	73.8%	$2,488	79.6%	$1,886	80.8%
Commercial loans	3,528	29.3%	2,427	31.1	2,130	26.1	1,055	20.3	825	19.0
Consumer loans	—	—	—	—	10.1		292.1		68.2

Total allowance for loan losses	$13,869	100.0%	$5,098	100.0%	$4,477	100.0%	$3,835	100.0%	$2,779	100.0%

The allowance for loan losses allocated to residential loans at December 31, 2007 included $4.2 million for mortgage loans, $2.9 million for lot loans and $3.2 million for construction loans. The allowance for loan losses allocated to commercial loans at December 31, 2007 included $1.6 million for real estate secured loans, $1.0 million for land, development and construction loans and $1.0 million for commercial business loans.

Investment Activities

Mortgage-Backed Securities. We purchase mortgage-backed securities and other collateralized mortgage obligations, which are guaranteed as to principal and interest by Fannie Mae or Freddie Mac, which are enterprises sponsored by the United States Government. We also purchase mortgage-backed securities issued or guaranteed by entities that are not Federal government agencies or government sponsored enterprises. These securities are acquired primarily for their liquidity, yield and credit characteristics, and may be used as collateral for borrowings. The mortgage-backed securities we purchase are backed by either fixed-rate or adjustable-rate mortgage loans. At December 31, 2007, our mortgage-backed securities portfolio had a carrying value $20.2 million, including $9.3 million of collateralized mortgage obligations, $6.2 million of which were issued by Fannie Mae or Freddie Mac. At that date, all of our mortgage-backed securities were issued by government sponsored enterprises.

Other Investments. As a condition to our membership in the Federal Home Loan Bank of Atlanta we are required to own Federal Home Loan Bank stock. At December 31, 2007, we owned $8.1 million of Federal Home Loan Bank stock. The other investments in our investment portfolio, with the exception of corporate equity securities, are eligible for inclusion in our liquidity base when calculating our regulatory liquidity. We also purchase municipal bonds and corporate equity and debt securities. At December 31, 2007, we held $15.2 million of insured, bank-qualified municipal bonds. Subsequent to December 31, 2007, in order to improve our liquidity, we sold $8.3 million of municipal bonds for a gain of $58,000.

We invest in trust preferred securities, primarily issued by pools of issuers sponsored by financial institution holding companies. At December 31, 2007, the carrying value of our three trust preferred securities was $4.8 million, and included $2.6 million of securities related to financial institution holding company issuers and $2.2 million of securities related to insurance company issuers.

At December 31, 2007, we had $18.0 million in carrying value of investment securities and all of our Federal Home Loan Bank stock pledged to the Federal Home Loan Bank as collateral for advances. At December 31, 2007, our entire investment securities portfolio was classified as available for sale.

Impairment of Securities. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to: (1) the length of time and the extent to which fair value has been less than cost; (2) the financial condition and near-term prospects of the issuer; and (3) our intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair market value.

During 2007, we recorded an other-than-temporary impairment write-down charge of $749,000 to adjust for the market value decline of one of our collateralized mortgage obligations. The investment was secured by second mortgage loans that had experienced significant delinquencies and some portfolio losses. At December 31, 2007, the remaining principal balance of this investment was $829,000, the market value was $883,000, and we expect to receive all of our remaining principal and interest due.

The following table sets forth the carrying values of our total investments and liquidity as of the dates indicated ($ in thousands):

	At December 31,
	2007	2006	2005
Interest-earning deposits	$1,131	$1,585	$6,424
Mortgage-backed securities	20,169	26,960	21,807
Debt securities:
Government sponsored enterprises	10,703	8,855	4,798
Municipal bonds	15,237	14,056	12,321
Corporate debt	1,495	5,289	5,068
Trust preferred securities	4,785	6,489	—
Equity securities:
Federal Home Loan Bank stock	8,129	9,591	10,273
Corporate equity	60	3,909	6,086

Total investment portfolio	$61,709	$76,734	$66,777

The following table sets forth the remaining maturity and weighted-average yields as of December 31, 2007 ($ in thousands):

	One Year or Less		Over One Year to Five Years		Over Five Years to Ten Years		More Than Ten Years		Total

	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
Interest-earning deposits	$1,131	5.04%	$—	—%	$—	—%	$—	—%	$1,131	5.04%
Mortgage-backed securities (*)	—	—	—	—	—	—	20,169	5.46	20,169	5.46
Government sponsored enterprises -	—	—	—	—	2,358	5.44	8,345	6.59	10,703	6.34
Municipal bonds	100	6.06	958	6.21	6,351	6.46	7,828	6.42	15,237	6.42
Corporate debt	—	—	—	—	1,495	4.38	—	—	1,495	4.38
Trust preferred securities	—	—	—	—	—	—	4,785	6.23	4,785	6.23
FHLB stock (*)	—	—	—	—	—	—	8,129	5.99	8,129	5.99
Corporate equity securities (*)	—	—	—	—	—	—	60	1.53	60	1.53

Total	$1,231	5.12%	$958	6.21%	$10,204	5.92%	$49,316	5.96%	$61,709	5.94%

*	Estimated and scheduled prepayments of principal on mortgage-backed securities are not allocated in the above table, and corporate equity securities and Federal Home Loan Bank stock are perpetual investments with no maturity date.

Impact of Interest Rates on the Investment Portfolio. Between June 2006 and September 2007, the Federal Reserve Board maintained the Federal Funds rate at 5.25%. In September 2007, the Federal Reserve Board decreased the rate by 25 basis points, followed by additional 25 basis point reductions in both October 2007 and December 2007. At the same time, longer term Treasury rates declined by nearly 100 basis points. Throughout the period, the Treasury yield curve steepened with the ten-year Treasury rate approximately 125 basis points above the one-month Treasury rate.

The yields and market values of the investment portfolio are significantly affected by changes in the Federal Funds rate set by the Federal Reserve Board, Treasury rates and other market interest rates. Also affecting investment portfolio rates and values are changing market conditions on individual investments and groups of investments. As mentioned above, Federal Trust Bank recognized an other-than-temporary impairment on a single mortgage-backed security investment in 2007. Other mortgage-backed securities investments and trust preferred securities also have been affected by the market deterioration in 2007. However, we have determined at this time that the decline in values is temporary and values will recover as market conditions improve, or we expect to receive all of our principal and interest due at maturity.

Sources of Funds

General. Deposits are our primary source of funds for use in lending, investments and for other general business purposes. In addition to deposits, funds are also obtained from normal loan amortization, maturities of investment securities, prepayments of loan principal and loan sales. Historically, we have used brokered deposits as a supplemental source of funding for our operations, as these deposits generally have lower interest rates than rates offered for certificates of deposit in our local market area. It has been our recent funding strategy to reduce our reliance on brokered deposits, and instead focus on attracting retail deposits through our network of 11 branches. In addition, as described below, we are restricted in the amount of brokered deposits that we can renew, replace or accept. Contractual loan payments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments and sales are significantly influenced by general market interest rates and economic conditions. Other borrowings are also used on a short-term basis to compensate for seasonal or other reductions in normal sources of funds, and provide diversity in our funding sources among providers and across maturities. Until recently, Federal Home Loan Bank borrowings have been used by Federal Trust Bank on a short-term and longer term basis to support expanded lending or investment activities. However, as described below, we are not currently able to access additional advances from the Federal Home Loan Bank. Borrowings by Federal Trust Corporation (like the trust preferred securities we have issued) can also be used as an additional source of capital for Federal Trust Bank.

Deposits. Our primary deposit products include fixed-rate certificate accounts, money-market deposit accounts and both noninterest and interest-bearing transaction accounts. We have a number of different programs that are designed to attract both short-term and long-term deposits and we continue to promote transaction accounts, which generally provide higher fee revenue compared to time deposits.

Deposits have generally been obtained from residents in our primary market area and, to a lesser extent, nationwide, through a network of deposit brokers. Of the total $327.5 million in time deposits at December 31, 2007, $78.6 million were acquired through deposit brokers at rates that are typically less than rates on comparable term certificates offered in our local market. At December 31, 2007, Federal Trust Bank’s capital ratio fell below the “well capitalized” level and, therefore, we cannot renew, replace or accept brokered deposits until we are “well capitalized,” or we receive a waiver from the Federal Deposit

Insurance Corporation. A total of $60.5 million in brokered deposits will mature during 2008. On March 14, 2008, we received conditional approval from the Federal Deposit Insurance Corporation to replace up to $16.0 million of brokered deposits through May 31, 2008. From December 31, 2007 through March 14, 2008, a total of $16.6 million of brokered deposits matured and were repaid. Of the remaining $45.5 million in brokered deposits that will mature during 2008, $18.8 million will mature through May 31, 2008. We may need to request additional waivers from the Federal Deposit Insurance Corporation with respect to the additional maturing brokered deposits beyond May 31, 2008. If we do not obtain a waiver from the Federal Deposit Insurance Corporation to permit us to renew or replace the additional maturing brokered deposits beyond May 31, 2008, we may be required to repay these deposits through other sources of funds, including retail deposits in our local market and loan prepayments and sales. While it has been our strategy during 2007 and 2006 to reduce our reliance on brokered deposits through the opening of additional branch offices and slowing our growth, the brokered deposit restriction could force us to pay higher rates on our other deposit products or sell loans at less than favorable terms in order to repay these maturing deposits as they come due.

The principal methods used to attract "in market" deposit accounts have included offering a wide variety of services and accounts, competitive interest rates and convenient office locations, including access to automated teller machines and Internet Banking. We currently operate 11 automated teller machines and our customers also have access to the AllPoint Honor and other shared automated teller machine networks. We also offer customers Internet banking with access to their accounts, funds transfer and bill paying.

The following table shows the distribution of, and certain other information relating to, our deposits by account type as of the dates indicated ($ in thousands):

	At December 31,
	2007		2006		2005
	Amount	Percent of Deposits	Amount	Percent of Deposits	Amount	Percent of Deposits
Noninterest-bearing checking accounts	$13,916	2.9%	$13,887	2.9%	$13,628	2.9%
Interest-bearing checking accounts	80,275	16.6	51,584	10.9	51,682	11.0
Money-market accounts	57,608	12.0	64,458	13.7	78,371	16.6
Savings accounts	2,422.5		3,065.6		4,062.8

Subtotal	154,221	32.0	132,994	28.1	147,743	31.3

Time deposits:
1.00% to 1.99%	—	—	—	—	2,160.5
2.00% to 2.99%	274.1		695.1		40,677	8.6
3.00% to 3.99%	1,678.3		5,747	1.2	171,712	36.5
4.00% to 4.99%	75,239	15.6	120,416	25.5	108,004	22.9
5.00% to 5.99%	250,317	52.0	212,942	45.1	720.2
6.00% to 6.99%	—	—	—	—	46	—
7.00% to 7.99%	—	—	—	—	—	—

Total time deposits	327,508	68.0	339,800	71.9	323,319	68.7

Total deposits	$481,729	100.0%	$472,794	100.0%	$471,062	100.0%

The following table shows the average amount of and the weighted average rate paid on each of the following deposit categories during the periods indicated ($ in thousands):

	Year Ended December 31,
	2007		2006		2005
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing checking accounts	$12,844	—%	$13,615	—%	$14,667	—%
Money market and interest-bearing checking accounts	125,054	3.96	127,182	3.77	127,485	2.83
Savings	2,808	1.53	3,417	1.76	5,103	1.37
Time deposits	332,839	5.19	340,144	4.50	282,693	3.16

Total deposits	$473,545	4.70%	$484,358	4.16%	$429,948	2.93%

The variety of deposit accounts that we offer has increased our ability to retain deposits and has allowed us to be competitive in obtaining new funds, although the threat of disintermediation (the flow of funds away from savings institutions into direct investment vehicles such as government and corporate securities) still exists. Our ability to attract and retain deposits and maintain a favorable cost of funds has been, and will continue to be, significantly affected by national and local economic conditions, changes in prevailing interest rates, pricing of deposits and competition.

On a weekly basis, we review the rates offered by other depository institutions in our market area and make adjustments to the rates we offer to meet our funding needs and to remain competitive with the local market. Our total deposits increased slightly to $481.7 million at December 31, 2007, from $472.8 million at December 31, 2006.

The following table sets forth maturities of jumbo certificates of $100,000 and more at December 31, 2007 ($ in thousands):

Amount
Due three months or less	$56,547
Due over three months to six months	35,887
Due over six months to one year	61,110
Due over one year	25,425

$178,969

The following table sets forth maturities of all of our time deposits at December 31, 2007 ($ in thousands):

Year Ending December 31,	Amount
2008	$290,910
2009	22,414
2010	7,648
2011	4,199
2012	2,337

$327,508

Federal Home Loan Bank Advances. Advances from the Federal Home Loan Bank have been a significant source of funds that we have relied upon to support our lending activities. Such advances may be made pursuant to several different credit programs. Each credit program has its own interest rate based on the range of maturities. The Federal Home Loan Bank has limitations on the total amount and terms of advances that are available to Federal Trust Bank based on, among other things, asset size, capital strength, earnings and the amount of collateral available to be pledged for such advances. Prepayment of Federal Home Loan Bank advances may result in prepayment penalties. At December 31, 2007, we had $152.0 million in borrowings, down from $179.7 million at the end of 2006.

As a result of the Federal Home Loan Bank of Atlanta’s assessment of our recent financial condition, we will not be able to access additional advances from the Federal Home Loan Bank. At the end of February 2008, our total Federal Home Loan Bank advances were $168.0 million. One fixed-rate advance for $12.0 million is scheduled to mature in December 2008, and 12 convertible advances with a total balance of $97.0 million and with rates ranging from 3.22% to 4.81% are callable during 2008. Due to the current level of market interest rates, Federal Trust Bank does not anticipate that the convertible advances will be called during 2008. At December 31, 2007, Federal Trust Bank had repaid the entire overnight advance balance under the daily rate credit program. At the end of February 2008, our daily rate credit balance was $9.0 million.

The following table is a summary of our advances from the Federal Home Loan Bank of Atlanta ($ in thousands):

By remaining contractual maturity at December 31, 2007:	Under One Year	One to Five Years	After Five Years	2007 Total	2006 Total
Fixed rate	$12,000	$38,000	$—	$50,000	$69,700
Callable	—	47,000	55,000	102,000	110,000

Total advances from the Federal Home Loan Bank	$12,000	$85,000	$55,000	$152,000	$179,700

Interest rate	4.92%	3.87-5.35%	3.22-4.00%	3.22-5.35%	3.03-5.38%

By next call or repricing date as of December 31, 2007:
Fixed rate	$12,000	$38,000	$—	$50,000	$69,700
Callable	97,000	5,000	—	102,000	110,000

Total advances from the Federal Home Loan Bank	$109,000	$43,000	$—	$152,000	$179,700

Interest rate	3.22-4.92%	3.77-5.35%	—%	3.22-5.35%	3.03-5.38%

At December 31, 2007, the security agreement with the Federal Home Loan Bank included a blanket floating lien requiring Federal Trust Bank to maintain qualifying first mortgage loans as pledged collateral for our advances. In addition, at December 31, 2007, the Bank pledged investment securities with a fair value of $18.0 million and Federal Home Loan Bank stock of $8.1 million. In 2008, we were informed by the Federal Home Loan Bank that we cannot continue to utilize the blanket floating lien at the present time. We will be required to pledge specific qualifying first mortgage loans and investment securities to the Federal Home Loan Bank as collateral for our advances. At the end of February 2008, we had a total of $168.0 million in advances outstanding. We are in process of identifying the mortgage loans that will be pledged to the Federal Home Loan Bank for the remainder of the advance balance. The Federal Home Loan Bank also requires the purchase of Federal Home Loan Bank common stock in proportion to the amount of advances outstanding.

The interest rate on the daily rate credit advances is subject to change daily and may be repaid at any time without penalty. Fixed-rate advances could result in the payment of a prepayment penalty or receipt of a premium by Federal Trust Bank depending upon the interest rate on the advance and market rates at the time of prepayment.

Other Borrowings. In addition to Federal Home Loan Bank advances, we borrow from correspondent banks to support our operations. During 2006 and 2007, Federal Trust Corporation had a revolving line of credit agreement with a correspondent bank that enabled us to borrow up to $8,000,000. The interest rate on the line of credit was floating at the prime lending rate minus 50 basis points as long as we maintain certain loan-to-book value ratios. The line of credit was secured by all of Federal Trust Bank’s common stock. Federal Trust Corporation could draw upon or repay the line of credit in whole or in part for the first 24 months without any prepayment penalties, at which time the remaining principal balance was scheduled for repayment over eight years. In February 2007 the balance outstanding on the line of credit was repaid. In July 2007, the revolving period of the line ended and has not been renewed or replaced.

Other borrowings also include securities sold under agreements to repurchase, which totaled $16,000 at December 31, 2007. Total interest expense on other borrowings for the years ended December 31, 2007, 2006 and 2005, was approximately $32,000, $104,000 and $58,000, respectively.

Junior Subordinated Debentures. On September 17, 2003, Federal Trust Statutory Trust I sold adjustable-rate Trust Preferred Securities due September 17, 2033 in the aggregate principal amount of $5,000,000 in a pooled trust preferred securities offering. The interest rate on the Trust Preferred Securities adjusts quarterly, to a rate equal to the current three-month London Interbank Offered Rate, plus 295 basis points (7.94% at December 31, 2007). In addition, Federal Trust Corporation contributed capital of $155,000 to Federal Trust Statutory Trust I for the purchase of the common securities of Federal Trust Statutory Trust I. The proceeds from these sales were paid to Federal Trust Corporation in exchange for $5,155,000 of its adjustable-rate Junior Subordinated Debentures due September 17, 2033. The debentures have the same terms as the Trust Preferred Securities. The sole asset of Federal Trust Statutory Trust I, the obligor on the Trust Preferred Securities, is the debentures.

Federal Trust Corporation guaranteed Federal Trust Statutory Trust I’s payment of distributions on, payments on any redemptions of, and any liquidation distribution with respect to the Trust Preferred Securities. Cash distributions on both the Trust Preferred Securities and the debentures are payable quarterly in arrears on March 17, June 17, September 17 and December 17 of each year.

The Trust Preferred Securities are subject to mandatory redemption: (i) in whole, but not in part, upon repayment of the debentures at stated maturity or, at the option of Federal Trust Corporation, their earlier redemption in whole upon the occurrence of certain changes in the tax treatment or capital treatment of the Trust Preferred Securities, or a change in the law such that Federal Trust Statutory Trust I would be considered an Investment Company; and (ii) in whole or in part at any time on or after September 17, 2008, contemporaneously with the optional redemption by Federal Trust Corporation of the debentures in whole or in part. The debentures are redeemable prior to maturity at the option of Federal Trust Corporation: (i) on or after September 17, 2008, in whole at any time or in part from time to time; or (ii) in whole, but not in part, at any time within 90 days following the occurrence and continuation of certain changes in the tax treatment or capital treatment of the Trust Preferred Securities, or a change in law such that Federal Trust Statutory Trust I would be considered an Investment Company, required to be registered under the Investment Company Act of 1940.

The following table sets forth certain information relating to our borrowings at the dates indicated ($ in thousands):

	At or For the Year Ended December 31,
	2007	2006	2005
Federal Home Loan Bank advances:
Average balance outstanding	$178,688	$183,106	$186,122
Maximum amount outstanding at any month end during the year	191,500	207,400	212,500
Balance outstanding at end of year	152,000	179,700	201,700
Weighted average interest rate during the year	4.49%	3.98%	3.31%
Weighted average interest rate at end of year	4.29%	4.22%	3.67%

Securities sold under agreements to repurchase:
Average balance outstanding	$447	$69	$—
Maximum amount outstanding at any month end during the year	871	893	—
Balance outstanding at end of year	16	893	—
Weighted average interest rate during the year	4.08%	3.83%	—
Weighted average interest rate at end of year	3.70%	3.83%	—

Other borrowings and junior subordinated debentures:
Average balance outstanding	$5,463	$9,167	$9,000
Maximum amount outstanding at any month end during the year	5,655	13,370	12,019
Balance outstanding at end of year	5,155	8,159	12,019
Weighted average interest rate during the year	8.74%	7.68%	5.98%
Weighted average interest rate at end of year	7.94%	9.42%	6.78%

Total borrowings:
Average balance outstanding	$184,598	$192,342	$195,122
Maximum amount outstanding at any month end during the year	198,026	221,663	224,519
Balance outstanding at end of year	157,171	188,752	213,719
Weighted average interest rate during the year	4.62%	4.14%	3.44%
Weighted average interest rate at end of year	4.41%	4.44%	3.85%

Comparison of Operating Results for the Years Ended December 31, 2007 and 2006

General. We had a net loss for 2007 of $14.2 million, or $1.51 per basic and diluted share, compared to net earnings of $3.4 million, or $.38 per basic and $.37 per diluted share for 2006.

Interest Income. Interest income is the principal source of our earnings. Interest income was $42.5 million in 2007 compared to $43.8 million in 2006. Interest income on loans decreased to $38.5 million in 2007 from $39.9 million in 2006. The decrease in interest income on loans in 2007 is attributable primarily to a decrease in the average amount of loans outstanding and an increase in non-accrual loans during the year. During 2007, we recognized $1.1 million of interest income on non-accruing loans. Had these loans been performing in accordance with their terms, we would have recognized $4.0 million of interest income on these loans. Interest income on investment securities remained flat at $3.2 million for both 2007 and 2006, as the decrease in the average balance was offset by an increase in the average rate earned. Other interest income decreased from $721,000 in 2006 to $710,000 during 2007.

Interest Expense. Interest expense increased to $30.8 million for 2007 compared to $28.1 million for 2006, due to an increase in the average rate paid on interest-bearing liabilities offset by a decline in the average amount of deposit accounts and borrowings outstanding. Interest expense on deposits increased by $2.1 million in 2007 as a result of an increase in the average rate paid on deposits, which was partially offset by a decline in the average amount of deposits outstanding. Interest rates on these accounts will increase or decrease according to the general level of market interest rates. Interest on borrowings increased to $8.5 million in 2007 from $8.0 million in 2006 due to an increase in the average rate paid on borrowings outstanding, partially offset by a decrease in the average amount of borrowings. As a result of the Federal Home Loan Bank of Atlanta’s assessment of our recent financial condition, we no longer have the ability to access additional funds from the Federal Home Loan Bank.

Provisions for Loan Losses. A provision for loan losses is charged to earnings based upon our evaluation of the inherent losses in the loan portfolio. The general nature of lending results in periodic charge-offs of non-performing loans, despite our loan review process, credit standards and internal controls. Our provision for loan losses for 2007 was $16.4 million compared to $639,000 in 2006. Despite a decrease in our loan portfolio between December 31, 2006 and December 31, 2007, our provision increased for 2007 due to an increase in delinquencies and weaknesses in real estate values in Florida. Total charge-offs were $7.6 million in 2007 and we recognized recoveries of $2,000 on loans previously charged-off. For 2006, total charge-offs and recoveries were $39,000 and $21,000, respectively. At December 31, 2007, the allowance for loan losses was $13.9 million, or 2.42% of year-end loans net, compared to $5.1 million or .84% of net loans at December 31, 2006.

Our total charge-offs for 2007 included $4.1 million in residential construction loans, of which $1.9 million was related to loans originated and serviced by Transland Financial Services, Inc., which had diverted loan payoff remittance proceeds for $2.4 million that were never forwarded to Federal Trust Bank. The remaining $500,000 balance of the unremitted loan proceeds was collected from our insurance carrier subsequent to December 31, 2007. During 2007, Federal Trust Bank and two other financial institutions filed a joint petition for involuntary Chapter 11 bankruptcy against Transland Financial Services, Inc. with regard to the diverted loan payments. In November 2007, Federal Trust Bank entered into an inter-creditor agreement with certain shareholders of Transland Financial Services, Inc. for the termination of the bankruptcy action and the liquidation of the company. The amount and timing of any future payments from Transland Financial Services, Inc. on the diverted loan proceeds, if any, cannot be determined at the present time.

The remaining $2.1 million in residential construction charge-offs were for several residential builders located primarily in Flagler County, Florida. The loans to these builders included developed residential lots and partially constructed, as well as completed homes. Also included in charge-offs for 2007 was $1.55 million relating to a $4.0 million participation in a real estate loan secured by a planned condominium site on the Gulf of Mexico in the Florida Panhandle. The remaining $2.45 million balance of the loan is included in the foreclosed asset total at December 31, 2007.

One additional charge-off of approximately $842,000 was recognized on a loan secured by land for a planned residential development. The charge-off resulted from a settlement whereby Federal Trust Bank received approximately $4.6 million in cash in satisfaction of the loan amount due. The remaining charge-offs of approximately $1.2 million related to several single-family residential properties and commercial loan customers.

Total non-accrual loans at December 31, 2007, increased to $38.2 million compared to $12.0 million at December 31, 2006. The amount needed in the allowance for loan losses relating to nonaccrual loans is based on the particular circumstances of the individual loans, including the type, amount and value of the collateral, if any, and the overall composition and amount of the performing loans in the portfolio at the time of evaluation, and, as a result, will vary over time. In 2007, our residential mortgage loan portfolio increased $3.8 million. As of December 31, 2007, 60% of our loan portfolio consisted of residential mortgage loans, which historically have had the lowest risk of loss in the overall portfolio, and as a result have had a lower reserve percentage applied to them based on historical loss percentages.

Based on our analysis, we believe that our allowance for loan losses is adequate to absorb loan losses inherent in the loan portfolio as of December 31, 2007. The allowance is based on the current and anticipated future operating conditions, thereby causing our estimate of inherent losses to be susceptible to changes that could result in material adjustments to results of operations in the near term. The amount needed in the allowance for loan losses is based on the particular circumstances of the individual non-performing loans, including the type, amount and value of the collateral, if any. In addition, the overall composition and amount of the classified assets and performing loans in the portfolio at the time of evaluation is considered to determine the adequacy of the allowance, and, as a result, will vary over time. Although more emphasis is being placed on originating new commercial loans, the composition of our loan portfolio continues to be concentrated primarily in residential mortgage loans, and residential land, development and construction loans which have been negatively impacted in 2007. Loan repayments are dependent on loan underwriting and also on economic, operating and other conditions that may be beyond our control. Therefore, although we believe our allowance for loan losses is adequate to absorb loan losses inherent in the loan portfolio as of December 31, 2007, further deterioration of the economy and/or declines in residential real estate prices in the market areas in which we extend credit could cause actual losses in future periods to differ materially from amounts provided in the current period and could result in a material adjustment to operations.

Other Income. Other income decreased $1.3 million to $944,000 for the year ended December 31, 2007. This decline was primarily the result of net losses on sales of securities and foreclosed assets of $119,000 and $618,000, respectively. Other income decreased $306,000 which includes a decline in loan prepayment fees of $366,000.

Other Expense. Other expense increased $7.0 million, or 56%, to $19.5 million for the year ended December 31, 2007, from $12.5 million for 2006. Salary and employee benefits increased $3.9 million and occupancy expense increased $327,000 primarily due to the $2.9 million charge for the severance and retirement obligation related to the termination of our former Chief Executive Officer, which included $1.1 million to be paid pursuant to the termination of his employment agreement and $1.8 million pursuant to his supplemental retirement plan, and due to the opening of the Palm Coast branch in August 2007 and the Wekiva branch in November 2007. Professional expenses increased $549,000 primarily as a result of legal fees associated with our non-performing assets and fees for the profit improvement review program completed during the year. In addition, other volume and growth-related expense increases included data processing expense of $301,000, and marketing and advertising expenses of $139,000. Also included in other expenses for 2007 was a $749,000 other-than-temporary impairment of a single mortgage-backed security investment which experienced significant delinquencies and some portfolio losses.

Income Taxes. Income taxes decreased from $1.4 million (an effective tax rate of 29.8%) in 2006 to a tax benefit of $9.1 million (an effective tax rate of 39.1%) in 2007.

Comparison of Operating Results for the Years Ended December 31, 2006 and 2005

General. We had net earnings for 2006 of $3.4 million, or $.38 per basic share and $.37 per diluted share, compared to net earnings of $4.4 million, or $.54 per basic and $.53 per diluted share, for 2005. The decrease in the net earnings in 2006 was due to increases in employee compensation and benefits and occupancy expense relating to the three new branches opened in 2006 and the staffing of our Mortgage Company, together with decreases in net gains from sales of loans and securities available for sale, partially offset by an increase in net interest income.

Interest Income. Interest income was $43.8 million in 2006 compared to $34.0 million in 2005. Interest income on loans increased to $39.9 million in 2006 from $31.5 million in 2005. The increase in interest income on loans in 2006 is attributable primarily to an increase in the yield earned on the loans outstanding during the year and to a lesser extent by an increase in the average amount of loans outstanding. Interest income on securities increased to $3.2 million in 2006 from $2.0 million in 2005 as a result of an increase in the average balance of securities available for sale and an increase in the yield earned on the securities. Other interest income increased from $492,000 in 2005 to $721,000 during 2006.

Interest Expense. Interest expense increased to $28.1 million for 2006 compared to $19.3 million for 2005, due to an increase in the average amount of deposit accounts and borrowings outstanding and an increase in the average rate paid. Interest expense on deposits increased by $7.5 million in 2006 as a result of an increase in the average amount of deposits and an increase in average rate paid on deposits. Interest expense on these accounts will increase or decrease according to the general level of interest rates. Interest on borrowings increased to $8.0 million in 2006 from $6.7 million in 2005 due to an increase in the average rate paid on borrowings outstanding, offset by a small decrease in the average amount of borrowings.

Provisions for Loan Losses. Our provisions for loan losses for 2006 were $639,000 compared to $650,000 in 2005 based on our evaluation of the loan portfolio. Total loans declined by $74.3 million, or 11%, in 2006. Of this amount, $43.8 million were residential mortgage loans, $45.0 million in residential construction loans, $2.2 million in land development and construction loans, all offset by an increase of $21.8 million in non-residential real estate loans. As of December 31, 2006, 56% of our loan portfolio was in residential mortgage loans, which historically have had the lowest risk of loss in the overall portfolio, and as a result have had a lower reserve percentage applied to them based on historical loss percentages.

Total charge-offs were $39,000 in 2006 compared to recoveries of $21,000 on loans previously charged-off. For 2005, total charge-offs and recoveries were $10,000 and $2,000, respectively. At December 31, 2006, the allowance for loan losses was $5.1 million, or .84% ,of year-end loans net, compared to $4.5 million, or .71%, of net loans at December 31, 2005. Total non-accrual loans at December 31, 2006, increased to $12.0 million compared to $2.1 million at December 31, 2005.

Other Income. Other income decreased $307,000 to $2.2 million for the year ended December 31, 2006. This decline was primarily the result of declines in gains on sales of loans and securities of $256,000 and a decline of $297,000, which includes a decline in prepayment loan fees of $136,000, loan servicing fee income of $184,000, and gains on dispositions of foreclosed assets of $69,000, offset by an increase in service charges and fees of $226,000.

Other Expense. Other expense increased $2.7 million or 27% to $12.5 million for the year ended December 31, 2006, from $9.8 million for 2005. Salary and employee benefits increased $1.7 million and occupancy expense increased $413,000 primarily due to the staffing and opening of branches in Lake Mary in January 2006, Port Orange in July 2006 and Eustis in October 2006, increases in the lending staff, and the overall growth. Specifically, the three new branches that opened in 2006 have added approximately $613,000 to our overhead expenses. Professional expenses increased $121,000 primarily as a result of the proxy contest and lawsuit filed by Keefe Managers, LLC, regarding the election of directors at the 2006 Annual Meeting of Shareholders. In addition, other volume and growth related expense increases included data processing expense of $117,000, marketing and advertising of $66,000, printing and stationary of $86,000, and $36,000 in telephone expense.

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

	For The Year Ended December 31,
	2007			2006			2005
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Interest-earning assets:
Loans (1)	$600,465	$38,536	6.42%	$621,670	$39,885	6.42%	$579,811	$31,484	5.43%
Securities	61,584	3,240	5.26	62,941	3,236	5.14	45,700	2,001	4.38
Other interest-earning assets (2)	11,081	710	6.41	11,935	721	6.04	11,352	492	4.33

Total interest-earning assets	673,130	42,486	6.31	696,546	43,842	6.29	636,863	33,977	5.34

Non-interest earning assets	46,699			38,935			35,953

Total assets	$719,829			$735,481			$672,816

Non-interest bearing demand deposits	$12,844	—	—	$13,615	—	—	$14,667	—	—
Interest-bearing liabilities:
Interest-bearing demand and money-market deposits	125,054	4,950	3.96	127,182	4,792	3.77	127,485	3,606	2.83
Savings deposits	2,808	43	1.53	3,417	60	1.76	5,103	70	1.37
Time deposits	332,839	17,280	5.19	340,144	15,291	4.50	282,693	8,928	3.16

Total deposit accounts	473,545	22,273	4.70	484,358	20,143	4.16	429,948	12,604	2.93

FHLB advances and other borrowings (3)	184,598	8,524	4.62	192,342	7,971	4.14	195,122	6,732	3.45

Total interest bearing liabilities (4)	645,299	30,797	4.77	663,085	28,114	4.24	610,403	19,336	3.17

Non-interest bearing liabilities	8,890			7,903			6,283
Stockholders’ equity	52,796			50,878			41,463

Total liabilities and stockholders’ equity	$719,829			$735,481			$672,816

Net interest/dividend income		$11,689			$15,728			$14,641

Net interest margin (5)			1.74%			2.26%			2.30%

Interest rate spread (6)			1.54%			2.05%			2.17%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.04			1.05			1.04

(1)	Includes non-accrual loans.
(2)	Includes interest-earning deposits and Federal Home Loan Bank stock.
(3)	Includes Federal Home Loan Bank advances, other borrowings, junior subordinated debentures and capital lease obligation, and securities sold under agreements to repurchase.
(4)	Total interest-bearing liabilities exclude non-interest bearing demand deposits.
(5)	Net interest margin is net interest income divided by average interest earning assets.
(6)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

Rate/Volume Analysis

The following table sets forth certain information regarding changes in interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) changes in rate (change in rate multiplied by prior volume); (ii) changes in volume (changes in volume multiplied by prior rate); and (iii) changes in rate-volume (change in rate multiplied by change in volume) ($ in thousands):

	Year Ended December 31, 2007 vs. 2006 Increase (Decrease) Due to Changes in
	Rate	Volume	Rate/ Volume	Total
Interest-earning assets:
Loans	$12	$(1,361)	$—	$(1,349)
Securities	75	(69)	(2)	4
Other interest-earning assets	44	(52)	(3)	(11)

Total	131	(1,482)	(5)	(1,356)

Interest-bearing liabilities:
Deposit accounts	2,639	(450)	(59)	2,130
FHLB advances and other borrowings, and securities sold under agreements to repurchase	911	(321)	(37)	553

Total	3,550	(771)	(96)	2,683

Net change in net interest income before provision for loan losses	$(3,419)	$(711)	$91	$(4,039)

	Year Ended December 31, 2006 vs. 2005 Increase (Decrease) Due to Changes in
	Rate	Volume	Rate/ Volume	Total
Interest-earning assets:
Loans	$5,715	$2,273	$413	$8,401
Securities	349	754	132	1,235
Other interest-earning assets	194	25	10	229

Total	6,258	3,052	555	9,865

Interest-bearing liabilities:
Deposit accounts	5,276	1,595	668	7,539
FHLB advances and other borrowings, and securities sold under agreements to repurchase	1,354	(96)	(19)	1,239

Total	6,630	1,499	649	8,778

Net change in net interest income before provision for loan losses	$(372)	$1,553	$(94)	$1,087

Liquidity and Capital Resources

General. Like other financial institutions, we must ensure that sufficient funds are available to meet deposit withdrawals, loan commitments, investment needs and expenses. Control of our cash flow requires the anticipation of deposit flows and loan payments. Our primary sources of funds are deposit accounts, principal and interest payments, maturities and calls of investment securities and sales of loans and investments. Historically, we have also relied on brokered deposits and Federal Home Loan Bank advances as funding sources, but we currently have no ability to renew, replace or accept brokered deposits and no further access to Federal Home Loan Bank advances. See “—Business Strategy” for a discussion of restrictions on our current ability to access brokered deposits and Federal Home Loan Bank borrowings.

We require funds in the short-term to finance ongoing operating expenses, pay liquidating deposits, invest in loans and purchase investment securities. We have funded short-term requirements through advances from the Federal Home Loan

Bank, deposit growth, the sale of loans and investments and loan principal payments. Long-term funds are required to invest in loans for our portfolio, purchase fixed assets and provide for the liquidation of deposits maturing in the future. Long-term funding requirements are obtained from principal payments from maturing loans, the sale of loans and the sale of investments. Management has no plans to significantly change long-term funding requirements.

During the year ended December 31, 2007, our sources of funds came primarily from net principal repayment of loans of $45.9 million, proceeds from the sale and repayments of securities of $26.9 million, an increase of $8.9 million in deposits and loan sales of $9.3 million. We used $38.3 million to fund loan purchases, $15.3 million to purchase securities $27.7 million to repay Federal Home Loan Bank advances $6.0 million to originate loans for sale and $3.2 million to purchase premises and equipment. Management believes that in the future, funds will continue to be obtained from the above sources.

At December 31, 2007, loans-in-process, or closed loans scheduled to be funded over a future period of time, totaled $23.1 million. Available lines of credit totaled $16.9 million; loans committed, but not closed, totaled $12.3 million, and standby letters of credit totaled $986,000. Funding for these amounts is expected to be provided by the sources described above.

For the month of December 2007, Federal Trust Bank’s average liquidity ratio was 6.85%. This ratio is generally calculated by dividing average cash and other short-term investment securities by average borrowings and savings accounts. Federal Trust Bank’s eleven Central Florida branches are expected to generate deposits along with loan principal and interest payments to provide liquidity for new loan originations and other investments. The Asset/Liability Management Committee meets regularly, and reviews liquidity levels to ensure that funds are available as needed.

We paid total cash dividends per share of $.08 in 2007 and $.17 in 2006. We discontinued the payment of cash dividends during the quarter ended September 30, 2007, and we do not anticipate paying dividends in the near future.

At December 31, 2007, Federal Trust Corporation had $556,000 in cash available for payment of operating expenses. On January 31, 2007, Federal Trust Corporation exercised its option to purchase its corporate headquarters building in Sanford, Florida. As part of our plan to exercise the purchase option, Federal Trust Bank purchased the building from Federal Trust Corporation. Federal Trust Bank paid approximately $4.5 million for the building, which was Federal Trust Corporation’s book value of the building including the capitalized lease amount and leasehold improvements. Federal Trust Corporation paid approximately $2.4 million for the purchase of the building. Of the remaining $2.1 million paid to Federal Trust Corporation from Federal Trust Bank, approximately $500,000 was used to repay the balance of the revolving credit line with our correspondent bank.

The following table is a reconciliation of stockholder’s equity for Federal Trust Bank calculated in accordance with accounting principles generally accepted in The United States of America (GAAP) to regulatory capital ($ in thousands):

	At December 31, 2007
	Tier I	Total Risk-Based
Federal Trust Bank’s stockholder’s equity in accordance with GAAP	$42,232	$42,232

Add (deduct):
Unrealized losses on investments	698	698
Excess net deferred tax assets	(3,312)	(3,312)
General valuation allowances	—	5,974

Regulatory capital	$39,618	$45,592

At December 31, 2007, Federal Trust Bank exceeded each of its minimum capital requirements; however, due to the 2007 operating loss, Federal Trust Bank fell below the “well capitalized” threshold and is considered to be “adequately capitalized.”

Inflation

Inflation affects our financial condition and operating results. However, because most of our assets are monetary in nature, the effect is less significant compared to other commercial or industrial companies with heavy investments in inventories and fixed assets. Inflation influences the growth of total banking assets, which in turn produces a need for an increased equity capital base to support growing banks. Inflation also influences interest rates and tends to raise the general level of salaries, operating costs and purchased services. We have not attempted to measure the effect of inflation on various types of income and expense due to difficulties in quantifying the impact. We engage in various asset/liability management strategies to control interest rate sensitivity and minimize exposure to interest rate risk. Prices for banking products and services are continually reviewed in relation to current costs and local competition.

Off-Balance Sheet Financial Instruments

We have at any time a significant number of outstanding commitments to extend credit. These arrangements are subject to strict credit control assessments and each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if we deem it necessary upon extension of credit, is based on management’s credit evaluation of the counterparty.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis.

Standby letters of credit are conditional commitments we issue to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially, all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. At December 31, 2007, we had standby letters of credit commitments of approximately $1.0 million, the majority of which was to one commercial loan customer, which was secured by real estate.

Loan commitments written have off-balance sheet credit risk because only original fees are recognized in the balance sheet until the commitments are fulfilled or expire. Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. The credit risk amounts are equal to the contractual amounts, assuming that the amounts are fully advanced, and that collateral or other security is of no value.

Our policy is to require customers to provide collateral prior to the disbursement of approved loans. The amount of collateral obtained, if we deem it necessary upon extension of credit, is based on management’s credit evaluation of the counterparty. The collateral we hold is primarily real estate and income producing commercial properties, but may include accounts receivable and inventory.

The following summarizes our contractual obligations, including certain on-balance-sheet and off-balance sheet obligations, at December 31, 2007 ($ in thousands):

	Payments Due by Period
	Total	One Year or Less	Greater Than One Year, Up To Three Years	Greater Than Three Years, Up To Five Years	Greater than Five Years
Time deposit maturities	$327,508	$290,910	$30,062	$6,536	$—
Federal Home Loan Bank advances – assumed final maturity	152,000	12,000	51,000	34,000	55,000
Undisbursed construction and line of credit loans	40,054	40,054	—	—	—
Loan Commitments	12,282	12,282	—	—	—
Junior subordinated debentures – assumed final maturity	5,155	—	—	—	5,155
Accrued interest payable	2,597	2,597	—	—	—
Standby letters of credit	986	986	—	—	—
Other borrowings	16	16	—	—	—

Total	$540,598	$358,845	$81,062	$40,536	$60,155

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Asset /Liability Management

It is our objective to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies. Management is responsible for monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix, stability and leverage of all sources of funds while adhering to prudent banking practices. It is our overall philosophy to support asset growth through core deposit balances, which include deposits of all categories made by individuals, partnerships and corporations. Management seeks to invest the largest portion of our assets in residential and business banking loans.

The balance sheet mix is monitored on a weekly basis and a report reflecting interest-sensitive assets and interest-sensitive liabilities is presented to Federal Trust Bank’s Board of Directors monthly. The objective is to control interest-sensitive assets and liabilities to maximize earnings and minimize the impact on our earnings of substantial movements in interest rates.

Our profitability, like that of most financial institutions and their holding companies, is dependent to a large extent upon our net interest income, which is the difference between our interest income on interest-earning assets, such as loans, mortgage-backed securities and investment securities, and our interest expense on interest-bearing liabilities, such as deposits and other borrowings. Financial institutions are affected by general changes in levels of interest rates and other economic factors beyond our control. At December 31, 2007, our cumulative, one-year interest sensitivity gap (the difference between the amount of interest-earning assets anticipated to mature or reprice within one year and the amount of interest-bearing liabilities anticipated to mature or reprice within one year) as a percentage of total assets was a negative 7.6%, while our three-month gap was virtually matched with $236.6 million of assets and $256.4 million of liabilities scheduled or eligible for repricing during the period. Generally, an institution with a negative gap would experience a decrease in net interest income in a period of rising interest rates or an increase in net interest income in a period of declining interest rates since there will be more liabilities than assets that will either mature or be subject to repricing within that period. However, certain shortcomings are inherent in this rate sensitivity analysis. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different manners to changes in market interest rates. Therefore, no assurance can be given that we will be able to maintain our net interest-rate spread as market interest rates fluctuate.

For purposes of our gap analysis, we have included our Federal Home Loan Bank advances in the periods when the advances will mature rather than the next scheduled call date. At December 31, 2007, we had $50.0 million in fixed rate advances that mature between December 2008 and August 2009, with interest rates between 4.76% and 5.35%. We also had callable advances of $102 million at December 31, 2007, of which $97 million is callable during 2008 and the remaining $5 million is callable in 2009. These advances will mature between 2010 and 2017. The interest rates on the advances range from 3.22% to 4.81% and are higher than current rates on callable advances, so we do not anticipate that these advances will be called in 2008.

We monitor our interest-rate risk through the management Asset/Liability Committee, which meets monthly and reports the results of the meetings to Federal Trust Bank Board of Directors. Our policy is to seek to maintain a balance between interest-earning assets and interest-bearing liabilities so that the cumulative one-year gap is within a range established by the Board of Directors and which we believe is conducive to maintaining profitability without incurring undue risk. The negative one-year cumulative gap position at the end of 2007 is a significant improvement from the 24.7% negative one-year cumulative gap position at the end of 2006 and positions us for the declining rate environment we anticipate in the first half of 2008.

The table below sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2007, that are expected to reprice, based upon certain assumptions and contractual maturities, in each of the future periods shown. In the following table, adjustable-rate mortgage-backed securities are scheduled according to their next adjustment date, fixed-rate mortgage-backed securities are scheduled according to their estimated amortization and prepayment rates, and equity securities are scheduled according to the date of their next dividend announcement ($ in thousands):

	Three Months or Less	More than Three Months to Six Months	More than Six Months to 12 Months	More than One Year to Three Years	More than Three Years to Five Years	More than Five Years to 10 Years	More than 10 Years	Total
Rate-sensitive assets:
Residential lending	$83,694	$55,988	$93,870	$114,513	$50,544	$6,284	$16,981	$421,874
Commercial and consumer lending	130,178	2,106	4,643	13,550	15,533	7,210	2,104	175,324
Mortgage-backed securities	402	408	1,099	4,701	2,369	5,034	6,156	20,169
Debt securities	7,511	1,008	84	1,889	1,663	10,876	4,404	27,435
Corporate equity securities	60	—	—	—	—	—	—	60
Trust preferred securities	4,785	—	—	—	—	—	—	4,785
FHLB stock	8,129	—	—	—	—	—	—	8,129
Interest-earning deposits	1,131	—	—	—	—	—	—	1,131
Other	671	—	—	—	—	—	—	671

Total interest-earning assets	236,561	59,510	99,696	134,653	70,109	29,404	29,645	659,578

Rate-sensitive liabilities:
Deposits:
Demand, money-market and savings accounts	140,305	—	—	—	—	—	—	140,305
Time deposits	110,923	70,844	109,143	30,062	6,536	—	—	327,508
FHLB advances	—	—	12,000	51,000	34,000	55,000	—	152,000
Other borrowings	5,171	—	—	—	—	—	—	5,171

Total interest-bearing liabilities	256,399	70,844	121,143	81,062	40,536	55,000	—	624,984

Interest-sensitivity gap	$(19,838)	$(11,334)	$(21,447)	$53,591	$29,573	$(25,596)	$29,645	$34,594

Cumulative interest- sensitivity gap	$(19,838)	$(31,172)	$(52,619)	$972	$30,545	$4,949	$34,594

Cumulative interest-earning assets	$236,561	$296,071	$395,767	$530,420	$600,529	$629,933	$659,578

Cumulative interest-bearing liabilities	$256,399	$327,243	$448,386	$529,448	$569,984	$624,984	$624,984

Cumulative interest-sensitivity gap as a percentage of total assets	(2.9)%	(4.5)%	(7.6)%	0.1%	4.4%	0.7%	5.0%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities	92.3%	90.5%	88.3%	100.2%	105.4%	100.8%	105.5%

Market Risk Management

The risk of loss of interest and principal that may result from changes in market prices and rates is our market risk. A simple interest rate “gap” analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Because gap analysis alone may not adequately address the interest rate risk, we also use a simulation model to analyze net interest income sensitivity to movements in interest rates. The measurement of market risk associated with financial instruments is meaningful only when related offsetting on- and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Accordingly, while the Asset/Liability Committee relies primarily on its asset liability structure to control interest rate risk, a sudden and substantial change in interest rates may adversely impact our earnings to the extent that the interest rates of our assets and liabilities do not change at the same speed, to the same extent or on the same basis.

The Asset/Liability Committee also evaluates how the repayment of particular assets and liabilities is impacted by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market interest rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as “interest rate caps”) that limit changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest rate gap. The ability of many borrowers to service their debts also may decrease in the event of an interest rate increase.

Economic Value of Equity. We measure the impact of market interest rate changes on the net present value of estimated cash flows from our assets, liabilities and off-balance sheet items, defined as economic value of equity, using the simulation model. These simulations assess the changes in the market value of interest rate sensitive financial instruments that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates.

At December 31, 2007, our economic value of equity exposure related to those hypothetical changes in market interest rates was within our current guidelines. The following table shows our projected change in economic value of equity for this set of rate shock at December 31, 2007 ($ in thousands).

Interest Rate Scenario	Economic Value	Percentage Change From Base	Percentage of Total Assets	Percentage of Equity Book Value
Up 200 basis points	$47,286	(2.31)%	6.95%	112.14%
Up 100 basis points	48,130	(.57)	7.01	114.14
BASE	48,405	—	6.98	114.79
Down 100 basis points	49,760	2.80	7.10	118.00
Down 200 basis points	52,966	9.42	7.45	125.60

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

Net Interest Income Simulation. An additional tool we use to measure interest rate risk at December 31, 2007, is the simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between net interest income forecasted using rising and falling interest rate scenarios and a net interest income using a base market interest rate derived from the current treasury yield curve. The income simulation model includes various assumptions regarding the repricing relationship for each of our products. Many of our assets are floating rate loans, which are assumed to reprice immediately in proportion to a change in market rates as specified in the underlying contractual agreements. Accordingly, the simulation models use prepayment estimates based on historical experience at Federal Trust Bank and assume reinvestment of proceeds at current yields. Our non-term deposit products reprice more slowly, usually changing less than the change in market rates based on Asset/Liability Committee decisions, liquidity considerations and local competition.

This analysis indicates the impact of changes in net interest income for the next 12 months, based on our balance sheet at December 31, 2007, with the rate changes and assumptions. It assumes the balance sheet remains static and that its structure does not change over the course of the year. It does not account for all factors that could impact this analysis, including changes by management to mitigate the impact of interest rate changes or secondary impacts such as changes to our credit risk profile as interest rates change.

Furthermore, loan prepayment rate estimates and spread relationships change regularly. Interest rate changes create changes in actual loan prepayment rates that will differ from the market estimates incorporated in this analysis. Changes that vary significantly from the assumptions may have significant effects on our net interest income.

For the rising and falling interest rate scenarios, the base market interest rate forecast was increased and decreased over 12 months by 100 and 200 basis points. At December 31, 2007, our net interest income exposure related to these hypothetical changes in market interest rates was within the guidelines approved by Federal Trust Bank’s Board of Directors. As shown in the table below, at December 31, 2007, we have positioned our balance sheet to result in a slight improvement in net interest income for 2008 if market interest rates decrease ($ in thousands).

Interest Rate Scenario	Adjusted Net Interest Income	Percentage Change From Base
Up 200 basis points	$11,020	(3.29)%
Up 100 basis points	11,204	(1.67)%
BASE	11,395	—%
Down 100 basis points	11,684	2.54%
Down 200 basis points	12,177	6.87%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Certain information required by this Item is included in Item 6 of Part II of this report under the heading “Selected Quarterly Financial Data” and is incorporated by reference. All other information required by this Item is included in Item15 of Part IV of this Form 10-K and is incorporated into this Item by reference.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

($ in thousands, except per share amounts)

	At December 31,
	2007	2006
Assets

Cash and due from banks	$8,046	7,095
Interest-earning deposits	1,131	1,585

Cash and cash equivalents	9,177	8,680

Securities available for sale	52,449	65,558
Loans, less allowance for loan losses of $13,869 in 2007 and $5,098 in 2006	563,234	603,917
Accrued interest receivable	4,509	4,832
Premises and equipment, net	18,814	17,378
Foreclosed assets	9,522	36
Federal Home Loan Bank stock	8,129	9,591
Mortgage servicing rights, net	444	599
Bank-owned life insurance	7,504	7,231
Deferred tax asset	7,966	1,997
Other assets	8,516	3,145

Total assets	$690,264	722,964

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	$13,916	13,887
Interest-bearing demand deposits	80,275	51,584
Money-market deposits	57,608	64,458
Savings deposits	2,422	3,065
Time deposits	327,508	339,800

Total deposits	481,729	472,794

Federal Home Loan Bank advances	152,000	179,700
Other borrowings	16	1,393
Junior subordinated debentures	5,155	5,155
Capital lease obligation	—	2,504
Accrued interest payable	2,597	1,506
Official checks	2,238	1,933
Other liabilities	6,843	3,359

Total liabilities	650,578	668,344

Commitments (Notes 5 and 11)

Stockholders’ equity:
Common stock, $.01 par value, 15,000,000 shares authorized; 9,436,305 and 9,351,542 shares issued in 2007 and 2006, respectively	94	94
Additional paid-in capital	44,515	43,858
Retained earnings (accumulated deficit)	(3,755)	11,160
Unallocated ESOP shares (42,386 shares in 2007 and 31,939 shares in 2006)	(440)	(257)
Accumulated other comprehensive loss	(728)	(235)

Total stockholders’ equity	39,686	54,620

Total liabilities and stockholders’ equity	$690,264	722,964

See Accompanying Notes to Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

($ in thousands, except per share amounts)

	Years Ended December 31,
	2007	2006	2005
Interest income:
Loans	$38,536	39,885	31,484
Securities	3,240	3,236	2,001
Other	710	721	492

Total interest income	42,486	43,842	33,977

Interest expense:
Deposits	22,273	20,143	12,604
Other	8,524	7,971	6,732

Total interest expense	30,797	28,114	19,336

Net interest income	11,689	15,728	14,641

Provision for loan losses	16,412	639	650

Net interest (expense) income after provision for loan losses	(4,723)	15,089	13,991

Other income:
Service charges and fees	441	530	304
Gain on sale of loans held for sale	132	281	368
Net (loss) gain on sale of securities available for sale	(119)	39	208
Net (loss) gain on sale of foreclosed assets	(618)	24	94
Rental income	360	330	304
Increase in cash surrender value of life insurance policies	273	241	247
Other	475	781	1,008

Total other income	944	2,226	2,533

Other expense:
Salary and employee benefits	10,794	6,931	5,203
Occupancy expense	2,363	2,036	1,623
Professional services	1,335	786	665
Data processing	1,074	773	656
Marketing and advertising	419	280	214
Other-than-temporary impairment of securities available for sale	749	—	—
Other	2,757	1,655	1,430

Total other expense	19,491	12,461	9,791

(Loss) earnings before income taxes	(23,270)	4,854	6,733

Income tax (benefit) expense	(9,107)	1,444	2,297

Net (loss) earnings	$(14,163)	3,410	4,436

(Loss) earnings per share:

Basic	$(1.51)	0.38	0.54

Diluted	$(1.51)	0.37	0.53

See Accompanying Notes to Consolidated Financial Statements

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2007, 2006 and 2005

($ in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Unallocated ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2004	8,061,813	$81	32,059	8,089	(862)	20	39,387

Comprehensive income:
Net earnings	—	—	—	4,436	—	—	4,436
Change in net unrealized gain on securities available for sale, net of tax benefit of $569	—	—	—	—	—	(943)	(943)

Comprehensive income							3,493
Tax benefit related to exercise of stock options	—	—	169	—	—	—	169
Issuance of common stock, stock options exercised	237,530	2	989	—	—	—	991
ESOP shares allocated (27,586 shares)	—	—	131	—	199	—	330
ESOP shares sold (70,000 shares)	—	—	331	—	506	—	837
Dividends paid, $.13 per share	—	—	—	(1,066)	—	—	(1,066)

Balance at December 31, 2005	8,299,343	$83	33,679	11,459	(157)	(923)	44,141

Comprehensive income:
Net earnings	—	—	—	3,410	—	—	3,410
Change in net unrealized loss on securities available for sale, net of taxes of $413	—	—	—	—	—	688	688

Comprehensive income							4,098
Issuance of common stock:
Options exercised	19,300	—	101	—	—	—	101
Private Equity Offering, net of offering costs of $639	850,000	8	7,853	—	—	—	7,861
Stock Dividend	182,899	2	2,074	(2,076)	—	—	—
ESOP shares purchased (9,715 shares)	—	1	100	—	(100)	—	1
Share based compensation	—	—	51	—	—	—	51
Dividends paid, $.17 per share	—	—	—	(1,633)	—	—	(1,633)

Balance at December 31, 2006	9,351,542	$94	43,858	11,160	(257)	(235)	54,620

See Accompanying Notes to Consolidated Financial Statements.

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity, Continued

Years Ended December 31, 2007, 2006 and 2005

($ in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Unallocated ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2006	9,351,542	$94	43,858	11,160	(257)	(235)	54,620

Comprehensive income:
Net loss	—	—	—	(14,163)	—	—	(14,163)
Change in net unrealized loss on securities available for sale, net of taxes of $298	—	—	—	—	—	(493)	(493)

Comprehensive loss							(14,656)
Issuance of common stock:
Options exercised and stock unit shares issued	84,763	—	401	—	—	—	401
ESOP shares purchased (17,618 shares)	—	—	183	—	(183)		—
Share based compensation	—	—	73	—	—	—	73
Dividends paid, $.08 per share	—	—	—	(752)	—	—	(752)

Balance at December 31, 2007	9,436,305	$94	44,515	(3,755)	(440)	(728)	39,686

See Accompanying Notes to Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

($ in thousands)

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net (loss) earnings	$(14,163)	3,410	4,436
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	909	806	690
Provision for loan losses	16,412	639	650
Net loss (gain) on sale of foreclosed assets	618	(24)	(94)
Capitalized costs on foreclosed assets	(25)	—	—
Net amortization of premiums and discounts on securities	(120)	(81)	81
Net amortization of loan origination fees, costs, premiums and discounts	1,016	1,257	982
Amortization of mortgage servicing rights	180	245	403
Valuation allowance on mortgage servicing rights	—	—	(100)
Increase in cash surrender value of life insurance policies	(273)	(267)	(247)
Proceeds from sales of loans held for sale	6,516	13,605	9,705
Loans originated for resale	(6,033)	(13,528)	(11,762)
Gain on sale of loans held for sale	(132)	(281)	(368)
Market value adjustment on loans held for sale	328	—	—
Net loss (gain) on sale of securities available for sale	119	(39)	(208)
Other-than-temporary impairment of securities held for sale	749	—	—
Deferred income tax expense (benefit)	(5,671)	64	(788)
Share-based compensation	73	51	—
Allocation of ESOP shares	—	—	330
Tax benefit from options exercised	—	—	169
Cash provided by (used in) resulting from changes in:
Accrued interest receivable	323	(694)	(884)
Other assets	(4,489)	(1,219)	(947)
Accrued interest payable	1,091	298	397
Official checks	305	344	544
Other liabilities	2,975	(158)	(1,183)

Net cash provided by operating activities	708	4,428	1,806

Cash flows from investing activities:
Principal repayments, net of loans originated	45,854	73,238	80,031
Purchase of loans	(38,286)	(62,668)	(207,136)
Proceeds from sales of loans transferred to held for sale	2,789	14,608	15,071
Purchase of securities available for sale	(15,302)	(44,258)	(22,671)
Proceeds from principal repayments, calls and sales of securities available for sale	26,872	30,003	14,916
Proceeds from the sale of foreclosed assets	2,115	544	418
Redemption (purchase) of Federal Home Loan Bank stock	1,462	682	(2,888)
Purchase of premises and equipment	(3,227)	(3,808)	(2,567)

Net cash provided by (used in) investing activities	22,277	(8,341)	(124,826)

Cash flows from financing activities:
Net increase in deposits	8,935	1,732	66,946
Net (decrease) increase in Federal Home Loan Bank advances	(27,700)	(22,000)	58,000
Net (decrease) increase in other borrowings	(1,377)	(2,707)	3,215
Principal repayments under capital lease obligation	(2,504)	(260)	(285)
Net (decrease) increase in advance payments by borrowers for taxes and insurance	509	(180)	(103)
Dividends paid	(752)	(1,633)	(1,066)
Purchase of common shares for the ESOP	—	1	—
Net proceeds from the sale of common stock	401	7,962	1,828

Net cash (used in) provided by financing activities	(22,488)	(17,085)	128,535

Net increase (decrease) in cash and cash equivalents	497	(4,316)	5,515
Cash and cash equivalents at beginning of year	8,680	12,996	7,481

Cash and cash equivalents at end of year	$9,177	8,680	12,996

			(Continued )

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued

($ in thousands)

	Year Ended December 31,
	2007	2006	2005
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of amounts capitalized	$29,791	27,816	18,939

Income taxes	$—	2,459	2,521

Noncash transactions:
Foreclosed assets acquired in settlement of loans	$12,194	36	554

Other comprehensive income (loss), net change in unrealized gain (loss) on securities available for sale, net of tax	$(493)	688	(943)

Securitization of loans held for sale	$—	—	2,538

Transfer of loans in portfolio to loans held for sale	$9,985	14,531	14,850

Mortgage servicing rights recognized upon sale of loans held for sale	$25	40	239

ESOP shares purchased	$183	100	—

Transfer of premises to other assets	$882	—	—

See Accompanying Notes to Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

At December 31, 2007 and 2006 and for Each of the Years

in the Three-Year Period Ended December 31, 2007

(1) Organization and Summary of Significant Accounting Policies

Organization. Federal Trust Corporation (“Federal Trust”) is the sole shareholder of Federal Trust Bank (the “Bank”) and Federal Trust Mortgage Company (“Mortgage Company”). Federal Trust operates as a unitary savings and loan holding company. Federal Trust’s business activities are primarily the operation of the Bank and the Mortgage Company. The Bank is federally-chartered as a stock savings bank. The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation. The Bank provides a wide range of banking services to individual and corporate customers through its 11 offices located in Seminole, Orange, Volusia, Lake and Flagler Counties, Florida. The Mortgage Company commenced operations in January 2006. The Mortgage Company originates residential mortgage loans, purchases and sells mortgage loans in the secondary market, and services residential mortgage loans, including loans in the Bank’s portfolio.

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

Use of Estimates. The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. The most significant estimates made by management that are particularly susceptible to significant change in the near term relate to the determination of the adequacy of the allowance for loan losses and the valuation of deferred tax assets. Actual results could differ from these estimates.

Cash and Cash Equivalents. For the purposes of reporting cash flows, cash and cash equivalents includes cash and due from banks and interest-earning deposits with maturities of three months or less.

The Bank is required by law or regulation to maintain cash reserves in the form of vault cash or in a noninterest-earning account with the Federal Reserve Bank or other qualified banks, based on its transaction deposit accounts. These reserve balances at December 31, 2007 and 2006 were approximately $5,544,000 and $2,972,000, respectively.

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1) Organization and Summary of Significant Accounting Policies, Continued

Securities. The Company may classify its securities as either trading, held to maturity or available for sale. Trading securities are held principally for resale and recorded at their fair values. Unrealized gains and losses on trading securities are included immediately in operations. Held-to-maturity securities are those which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Available-for-sale securities consist of securities not classified as trading securities nor as held-to-maturity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are excluded from the statement of operations and reported in accumulated other comprehensive loss. A security is considered impaired if its fair value is less than its accumulated cost. If the impairment is considered to be other-than-temporary, an impairment loss is recognized in operations equal to the difference between the security’s cost and its fair value. During the year ended December 31, 2007, the Company recorded an other-than-temporary loss of approximately $749,000 (see note 2). Gains and losses on the sale of available-for-sale securities are recorded on the trade date and determined using the specific-identification method. Premiums and discounts on securities available for sale are recognized in interest income using the interest method over the period to maturity.

Loans. Loans that management has the intent and the Company has the ability to hold until maturity or payoff, are reported at their outstanding unpaid principal balance, adjusted for premiums or discounts on loans purchased, charge-offs and recoveries, the allowance for loan losses and deferred fees and costs on originated loans.

Commitment and loan origination fees are deferred and certain direct loan origination costs are capitalized on loans. Both are recognized in operations over the contractual life of the loans, adjusted for estimated prepayments based on the Company’s historical prepayment experience. If the loan is prepaid, the remaining unamortized fees and costs are recognized in operations. Net loan fee amortization is ceased when a loan is placed on nonaccrual status.

Loans are placed on nonaccrual status when the loan becomes recognized in 90 days past due as to interest or principal. When a loan is placed on nonaccrual status, the accrued and unpaid interest receivable is written off and the loan is accounted for on the cash or cost recovery method thereafter, until qualifying for return to accrual status.

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

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1) Organization and Summary of Significant Accounting Policies, Continued

Loans Held for Sale. Loans originated that are intended to be sold in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to earnings. The Company had approximately $7.6 million and $1.1 million of loans held for sale at December 31, 2007 and 2006, respectively, which are included in loans on the accompanying consolidated balance sheets. During 2007, the Company recorded a write down of $328,000 to recognize a decline in value of loans held for sale. Loan origination fees are deferred and direct loan origination costs are capitalized until the related loan is sold, at which time the net fees are included in the gain on sale of loans held for sale in the consolidated statements of earnings.

Allowance for Loan Losses. A number of factors are considered when establishing our allowance for loan losses. For loan loss purposes, the loan portfolio is segregated by collateral type. A general allowance for losses is then provided for each collateral type, which consists of two components. General loss percentages are calculated based upon historical analyses. A supplemental portion of the allowance is calculated for inherent losses which probably exist as of the evaluation date even though they might not have been identified by the more objective processes used for the portion of the allowance described above. This is due to the risk of error and/or inherent imprecision in the process. This portion of the allowance is particularly subjective and requires judgments based on qualitative factors which do not lend themselves to exact mathematical calculations such as; trends in delinquencies and nonaccruals; trends in volume, terms, and portfolio mix; new credit products and/or changes in the geographic distribution of those products; changes in lending policies and procedures; collection practices; examination results from bank regulatory agencies; external loan reviews, and our internal credit review function; changes in the outlook for local, regional and national economic conditions; concentrations of credit; and peer group comparisons.

Large commercial loans that exhibit probable or observed credit weaknesses are subject to individual review. Where appropriate, reserves are allocated to individual loans based on our estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flows, and available legal options. Included in the review of individual loans, are those that are impaired as provided in Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan” as amended. Any specific reserves for impaired loans are measured based on the fair market value of the underlying collateral. We evaluate the collectibility of both principal and interest when assessing the need for a specific reserve. Specific reserves on individual loans and historical loss rates are reviewed throughout the year and adjusted as necessary based on changing borrower and collateral conditions and actual collection and charge-off experience. Historical loss rates are applied to other commercial loans not subject to specific reserve allocations.

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

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1) Organization and Summary of Significant Accounting Policies, Continued

Historical loss rates for loans may be adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions or loss recognition. Based on these procedures, management believes that the allowance for loan losses is adequate to absorb estimated loan losses associated with the loan portfolio at December 31, 2007. Actual results could differ from these estimates. However, since the allowance is affected by management’s judgments and uncertainties, there is the possibility that materially different amounts would be reported under different conditions or assumptions. To the extent that real estate values and the general economy, collateral values, reserve factors, or the nature and volume of problem loans change, we may need to adjust the provision for loan losses. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance level based upon their judgment of the information available to them at the time of their examination. Material additions to our provision for loan losses would result in an increase in net losses and a decrease in capital.

At December 31, 2007, the allowance for loan losses was $13.9 million, or 36.7% of non-performing loans and 2.42% of total loans net of loans in process (“LIP”) compared to $5.1 million, or 42.6% of non-performing loans and .84% of total loans net of LIP at December 31, 2006. The allowance at December 31, 2007, consisted of reserves for the performing loans in the portfolio and specific reserves against certain loans based on management’s evaluation of these loans. If the amount of commercial loans in the portfolio continues to increase or the nonaccrual loan amount increases in 2008, the allowance will be adjusted accordingly.

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

Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized costs. Impairment is determined by stratifying rights into tranches based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance account, to the extent that all or a portion of the impairment no longer exists based on the fair value, a reduction of the allowance may be recorded as an increase to income. There was no valuation allowance at December 31, 2007 or 2006.

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

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1) Organization and Summary of Significant Accounting Policies, Continued

Derivative Financial Instruments. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended by SFAS No. 149, Amendment of Statements 133 on Derivative Instruments and Hedging Activities (“SFAS 149”), establishes accounting and reporting standards for derivative instruments and requires an entity to recognize all derivatives as either assets or liabilities in the Consolidated Balance Sheets and measure those instruments at fair value. Presently the Company does not hedge derivatives and the changes in the fair value of derivatives must be adjusted through income.

In the normal course of business, the Company sells originated mortgage loans to other correspondent banks and into the secondary mortgage loan markets. The Company maintains a risk management program to protect and manage interest-rate risk and pricing associated with its mortgage commitment pipeline. The Company’s mortgage commitment pipeline may, at times, include interest-rate lock commitments (“IRLCs”) that have been extended to borrowers who have applied for loan funding and met certain defined credit and underwriting standards. IRLC’s could include fixed-rate, adjustable-rate, or floating-rate derivative loan commitments. During the term of the IRLCs, the Company may be exposed to interest-rate risk, in that the value of the IRLCs may change significantly before the loans close. To mitigate this interest-rate risk, the Company enters into loan sale agreements that require the Company to deliver an individual mortgage of a specified principal amount and quality to an investor if the loan to the underlying borrower closes. In accordance with SFAS 133 the Company classifies and accounts for IRLCs as nondesignated derivatives if the loan that will result from the exercise of that commitment will be held for sale upon funding. The loan sale agreements currently negotiated by the Company are termed a “best efforts contract” referring to a loan sales agreement that commits to deliver an individual mortgage loan of a specified principal amount and quality if the loan to the underlying borrower closes but does not require or permit net settlement. Loan sale agreements with this characteristic are not considered derivatives. At December 31, 2007 and 2006, IRLC’s were not material.

Foreclosed Assets. Assets acquired in the settlement of loans are initially recorded at the lower of cost (principal balance of the former loan plus costs of obtaining title and possession) or estimated fair value at the date of acquisition. Subsequently, such assets acquired are carried at the lower of cost or fair value less estimated costs to sell. Costs relating to development and improvement of foreclosed assets are capitalized, whereas costs relating to holding the foreclosed assets are charged to operations.

Premises and Equipment. Land is stated at cost. Premises and equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements is computed using the straight-line method over the lesser of the estimated useful lives or the respective lease terms, including renewal options expected to be exercised. Major renovations and betterments of property are capitalized; maintenance, repairs, and minor renovations and betterments are expensed in the period incurred. Upon retirement or other disposition of the assets, the asset cost and related accumulated depreciation or amortization are removed from the accounts, and gains or losses are included in operations.

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1) Organization and Summary of Significant Accounting Policies, Continued

Stock Compensation Plans. Prior to January 1, 2006, the Company’s stock option plans were accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation (as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure) (collectively SFAS 123). No stock-based employee compensation cost was recognized in the Company’s Consolidated Statements of Operations through December 31, 2005, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS Statement No. 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Under the fair value recognition provisions of SFAS 123(R), the Bank recognizes stock-based compensation in salaries and employee benefits in the accompanying consolidated statement of operations as the options vest. The amounts recognized in operations for the years ending December 31, 2007 and 2006 were $73,000 and $51,000, respectively.

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

Comprehensive Income (Loss). Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net (loss) earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the consolidated balance sheets, such items, along with net (loss) earnings, are components of comprehensive income (loss). The components of other comprehensive income (loss) and related tax effects are as follows ($ in thousands):

	Year Ended December 31,
	2007	2006	2005
Unrealized holding gains (losses) on securities available for sale	$(1,659)	1,142	(1,304)
Reclassification adjustments for:
Losses (gains) from sales realized in operations	119	(39)	(208)
Other-than-temporary impairment of securities recognized in operations	749	—	—
Net change in unrealized amount	(791)	1,103	(1,512)

Income taxes (benefit)	(298)	415	(569)

Net amount	$(493)	688	(943)

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1) Organization and Summary of Significant Accounting Policies, Continued

(Loss) Earnings Per Share of Common Stock. The Company follows the provisions of SFAS No. 128, Earnings Per Share (“SFAS 128”), which provides accounting and reporting standards for calculating (loss) earnings per share. Basic (loss) earnings per share of common stock have been computed by dividing the net (loss) earnings for the year by the weighted-average number of shares outstanding. Shares of common stock purchased by the Company’s Employee Stock Ownership Plan (“ESOP”) are considered outstanding when the shares are allocated to participants. Diluted (loss) earnings per share is computed by dividing net earnings by the weighted-average number of shares outstanding including the dilutive effect of stock options and stock units computed using the treasury stock method. Outstanding stock options are not considered dilutive securities for the year ending December 31, 2007, due to the net loss incurred by the Company. The following table presents the calculation of basic and diluted (loss) earnings per share of common stock for the years ending December 31, 2007, 2006 and 2005 ($ in thousands, except basic and diluted per share amounts):

	Year Ended December 31,
	2007	2006	2005
Weighted-average shares outstanding before adjustment for unallocated ESOP shares	9,408	9,027	8,361
Adjustment to reflect the effect of unallocated ESOP shares	(45)	(32)	(92)

Weighted-average shares outstanding for basic earnings per share	9,363	8,995	8,269

Basic (loss) earnings per share	$(1.51)	.38	.54

Total weighted-average shares outstanding for basic earnings per share computation	9,363	8,995	8,269
Additional dilutive shares using the average market value for the period utilizing the treasury stock method regarding stock options and stock units	—	140	127

Weighted-average shares and equivalents outstanding for diluted earnings per share	9,363	9,135	8,396

Diluted (loss) earnings per share	$(1.51)	.37	.53

Income Taxes. Federal Trust, the Bank, and the Mortgage Company file a consolidated income tax return. Income taxes are allocated between Federal Trust, the Bank and the Mortgage Company as though separate income tax returns were filed.

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. Valuation allowances are provided against assets which are not likely to be realized. At December 31, 2007, the deferred tax asset was $8.0 million. The Company recognized the deferred tax asset because management believes, based on detailed financial projections, that it is more likely than not, the Company will have sufficient future earnings to utilize this asset to offset future income tax liabilities.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”) and SFAS No. 141(R) Business Combinations (“SFAS 141(R)”). The Standards will improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The statements are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Management does not anticipate that SFAS 160 and SFAS 141(R) will have a material effect on the Company’s financial condition or results of operations.

In June 2007, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF No. 06-11”). EITF No. 06-11 requires that the tax benefit related to dividend equivalents paid on restricted stock and restricted stock units which are expected to vest be recorded as in increase to additional paid-in capital. EITF No. 06-11 is to be applied prospectively for tax benefits on dividends declared by the Company on or after January 1, 2008. The adoption of EITF No. 06-11 will have no impact on the Company’s financial condition and results of operations.

In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Management is in the process of evaluating the impact of SFAS 159 and does not anticipate it will have a material effect on the Company’s financial condition or results of operations.

In February 2007, the FASB issued FASB Staff Position No. FAS 158-1 Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88, and No. 106 and to the Related Staff Implementation Guides. This Staff Position and the related FASB Statements deal with accounting for pension plans and other postretirement benefits. The Company does not presently have pension plans or other postretirement benefit plans that require accounting under these pronouncements and as such does not anticipate this Staff Position will have any effect on the Company’s financial condition or results of operations.

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

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1) Organization and Summary of Significant Accounting Policies, Continued

Recent Accounting Pronouncements, Continued

In September 2006, the EITF reached a consensus on EITF Issue No. 06-04, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF 06-04”). Also, in March 2007, the ETIF reached a consensus on EITF Issue No. 06-10, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements (“EITF 06-10”). These Issues clarifies the accounting for split-dollar life insurance arrangements that provide a benefit to an employee that extends into postretirement periods and clarifies the accounting for assets related to collateral split-dollar insurance assignment arrangements. These Issues requires that an employer recognize a liability for future benefits based on the substantive agreement with the employee and concluded that the asset recorded should also be measured based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. EITF 06-04 and EITF 06-10 are effective for fiscal years beginning after December 15, 2007, with earlier adoption permitted and any resulting adjustment will be recorded as a change in accounting principle through a cumulative effect adjustment to equity. Management is in the process of evaluating the impact of EITF 06-04 and EITF 06-10 and does not anticipate it will have a material impact on the Company’s financial condition or results of operations.

Reclassifications

Certain previously reported amounts have been reclassified to conform with the current reporting presentation.

As of December 31, 2006 and 2005, $14,608,000 and $15,071,000 respectively, of proceeds from sales of loans transferred to loans held for sale were incorrectly reported on the Consolidated Statements of Cash Flows as net cash flows from operating activities rather than net cash flows from investing activities as required by Generally Accepted Accounting Standards. These loan sale proceeds were reclassified to cash flows from investing activities along with the corresponding amount for 2007. This change did not affect the previously reported amounts of net increase (decrease) in cash and cash equivalents.

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(2) Securities Available for Sale

All securities have been classified as available for sale by management. The amortized cost and estimated fair values of securities available for sale are as follows ($ in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2007:
Mortgage-backed securities	$19,954	296	(81)	20,169
Municipal bonds	15,564	40	(367)	15,237
Corporate equity securities	109	—	(49)	60
U.S. government sponsored enterprise securities	10,684	31	(12)	10,703
Corporate bonds	2,000	—	(505)	1,495
Trust preferred securities	5,305	—	(520)	4,785

	$53,616	367	(1,534)	52,449

At December 31, 2006:
Mortgage-backed securities	$27,268	135	(443)	26,960
Municipal bonds	13,941	129	(14)	14,056
Corporate equity securities	3,886	23	—	3,909
U.S. government sponsored enterprise securities	8,852	32	(29)	8,855
Corporate bonds	5,476	40	(227)	5,289
Trust preferred securities	6,511	—	(22)	6,489

	$65,934	359	(735)	65,558

The amortized cost and estimated fair values of securities available for sale at December 31, 2007 are detailed below by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties ($ in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$100	100
Due after one year up to five years	1,007	958
Due after five years up to ten years	10,804	10,204
Due after ten years	21,642	20,958
Mortgage-backed securities	19,954	20,169
Corporate equity securities	109	60

	$53,616	52,449

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(2) Securities Available for Sale, Continued

The following summarizes sales of securities ($ in thousands):

	Year Ended December 31,
	2007	2006	2005
Proceeds from sales	$13,797	17,767	5,315

Gross gains from sales	$38	88	215
Gross losses from sales	(157)	(49)	(7)

Net (loss) gain	$(119)	39	208

Information pertaining to securities with gross unrealized losses at December 31, 2007 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows ($ in thousands):

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
At December 31, 2007:
Mortgage-backed securities	$(24)	1,695	(57)	4,031
Municipal bonds	(367)	13,178	—	—
Corporate equity securities	(49)	60	—	—
U.S. government sponsored enterprise securities	(12)	1,357	—	—
Corporate Bonds	—	—	(505)	1,495
Trust preferred securities	(280)	3,025	(240)	1,760

	$(732)	19,315	(802)	7,286

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

During 2007, the Company recorded an other-than-temporary impairment write-down of approximately $749,000 to adjust for the market value declines on a single investment security secured by second mortgage loans which has experienced significant delinquencies and some portfolio losses. At December 31, 2007, our remaining principal balance in this investment was $829,000 and the market value was $883,000 and we expect to receive all remaining principal and interest due.

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(2) Securities Available for Sale, Continued

At December 31, 2007, the Company had unrealized losses on nine mortgage-backed securities, 19 municipal bonds, two U.S. government agency securities, three trust preferred securities, and one corporate bond. Management believes these unrealized losses relate to changes in interest rates and not credit quality. Management also believes the Company has the ability to hold these securities until maturity or for the foreseeable future and therefore no declines are deemed to be other-than-temporary except for the investment security secured by second mortgage loans, described above.

At December 31, 2007, the Bank had a total of $18.0 million in fair value of investments pledged to the Federal Home Loan Bank as collateral for advances.

(3) Loans

The components of loans are summarized as follows ($ in thousands):

	At December 31,
	2007	2006
Residential lending:
Mortgages (*)	$359,954	356,133
Lot loans	39,994	42,676
Construction	21,926	36,570

Total residential lending	421,874	435,379

Commercial lending:
Real estate secured	85,492	93,095
Land, development and construction	73,752	88,586
Commercial loans	15,866	15,308

Total commercial lending	175,110	196,989

Consumer loans	214	125

Total loans	597,198	632,493

Add (deduct):
Allowance for loan losses	(13,869)	(5,098)
Net premiums, discounts, deferred fees and costs	3,033	3,567
Undisbursed portion of loans in process	(23,128)	(27,045)

Loans, net	$563,234	603,917

(*)	Includes approximately $7.6 million and $1.1 million of loans held for sale at December 31, 2007 and 2006, respectively.

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(3) Loans, Continued

Residential mortgage loans, not including construction and lot loans, continue to comprise the largest group of loans in the loan portfolio, totaling $360.0 million, or 60% of the total loan portfolio at December 31, 2007, up from $356.1 million, or 56% of the total loan portfolio at December 31, 2006. The Company offers and purchases adjustable rate mortgage loans with maturities up to 30 years. As of December 31, 2007, approximately 93% of the residential loan portfolio consisted of adjustable-rate mortgage loans and 7% were fixed-rate. Fixed-rate loans are generally underwritten to secondary market standards to insure liquidity and interest-rate risk protection. Residential lot loans totaled $40.0 million, or 7% of total loans at December 31, 2007. These loans are secured by developed lots ready for construction of single-family homes. As a result of the softening in the housing market during 2007, the Company also reduced its residential construction loans to $21.9 million, or 4% of total loans at December 31, 2007, from $36.6 million, or 6% of total loans at the end of 2006. These loans are generally secured by property in Southwest Florida and Central Florida and are underwritten directly to the individual or family for their primary residence or second home.

At December 31, 2007, the loan portfolio included $184.0 million of loans to foreign nationals, of which $106.6 million was to borrowers who reside in the United Kingdom. All of these loans are residential mortgage loans, and are primarily vacation and rental properties near the Orlando resort attractions. The general strategy with respect to loans to foreign nationals was to originate these loans for retention in the Bank’s portfolio. The Bank also packages and sells pools of such loans in the secondary market. However, with the weak secondary market for residential mortgage loans in 2007, the Bank was not able to sell as many of these loans as originally planned. As a result, the portfolio balance of these loans currently exceeds the Bank’s internal guidelines. Therefore, despite the Bank’s desire to originate more of these loans, the Bank has discontinued the origination of loans to foreign nationals until it can find purchasers for this type of loan.

Commercial real estate secured loans totaled $85.5 million, or 14% of the total loan portfolio at December 31, 2007, compared to $93.1 million, or 15% of total loans at December 31, 2006. This portfolio includes loans to businesses to finance office, manufacturing or retail facilities. Commercial land, development and construction loans totaled $73.8 million, or 12% of total loans at December 31, 2007, down from $88.6 million, or 14% of total loans at December 31, 2006. The land loans are generally secured by larger parcels of property held for future development. The development and construction loans include loans for the acquisition and development of both residential and commercial projects. The construction loans are made directly to the builders of single and multi-family homes for pre-sold or speculative units. The Bank also finances the construction of commercial facilities, generally for the owner/operator.

Commercial loans totaled $15.9 million and $15.3 million at December 31, 2007 and 2006, respectively. These loans are generally secured by the assets of the borrower including accounts receivable, inventory and fixed assets, including company owned real estate and are usually personally guaranteed by the owners.

Consumer loans, consisting of installment loans and savings account loans, totaled $214,000 and $125,000 at December 31, 2007 and 2006, respectively, or less than 1% of the total loan portfolio.

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(3) Loans, Continued

The following is a summary of information regarding non-accrual and impaired loans (in thousands):

	At December 31,
	2007	2006
Non-accrual loans	$38,223	11,970

Accruing loans past due 90 days or more	$—	—

Recorded investment in impaired loans for which there is a related allowance for loan losses	$15,229	8,623

Recorded investment in impaired loans for which there is no related allowance for loan losses	$22,903	—

Allowance for loan losses related to impaired loans	$5,556	2,327

	Interest Income Recognized and Received on Impaired Loans	Average Net Recorded Investment in Impaired Loans
For the Year Ended December 31:
2007	$327	19,340

2006	$46	3,821

2005	$132	2,298

Total non-accrual loans at December 31, 2007 were $38.2 million. Included in this total was $5.0 million of loans secured by 27 single-family residences. Twelve of these loans, totaling $2.7 million, were to borrowers who reside in the United Kingdom and substantially all of the homes securing the loans are located in Lake, Polk, Osceola and Orange counties near the Orlando attractions. The remaining balance of $2.3 million is secured by 15 residential properties, of which eight are located in the state of Florida. The non-accrual total at December 31, 2007, also included loans for $6.6 million to individual borrowers secured by developed residential lots. Of this amount, $4.6 million were loans related to a single subdivision in the Florida Panhandle.

Non-accrual residential construction loans at December 31, 2007, totaled $7.3 million for loans to individual borrowers, primarily secured by properties located in Lee County in Southwest Florida. These loans were originated by Transland Financial Services, Inc. and acquired by the Bank. Included in this amount was $4.1 million in loans for 20 single-family residences, three of which were partially completed and the remainder were completed homes that were never closed or occupied by the original buyer. An additional $2.7 million of this amount is for 22 developed lots where the original intent of the borrowers was to construct single-family residences, but the construction was delayed and the borrowers defaulted on the loans. Substantially all of these construction loans are in process of foreclosure. The remaining $500,000 balance of the loans originated by Transland Financial Services, Inc. related to unremitted loan proceeds that were collected from the Bank’s insurance carrier subsequent to December 31, 2007.

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(3) Loans, Continued

Three non-accrual loans for a total of $7.5 million were for commercial office projects, two of which were for $6.1 million, and are secured by property in our Central Florida market area, and the third project is secured by a commercial building in Tallahassee, Florida.

Total land development and construction loans on non-accrual at December 31, 2007 were $11.1 million. This total included $8.2 million secured by three parcels of vacant land, one of these for $3.4 million was for property located in the Florida Panhandle area, the other two parcels are located in our Central Florida market area. The remaining $2.9 million represented residential construction loans to three separate borrowers, all of which loans are in process of foreclosure and are located primarily across Central Florida from Daytona Beach on the east coast to Tampa on the west coast.

Management is aggressively pursuing resolutions of these non-performing assets. The amount and timing of losses, if any, cannot be determined at the present time. However, we believe that the allowance for loan losses is adequate to absorb potential losses on the non-accrual loans.

The activity in the allowance for loan losses is as follows ($ in thousands):

	For the Year Ended December 31,
	2007	2006	2005
Balance at beginning of year	$5,098	4,477	3,835
Provision for loan losses	16,412	639	650
Charge-offs	(7,643)	(39)	(10)
Recoveries	2	21	2

Balance at end of year	$13,869	5,098	4,477

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(4) Loan Servicing

Loans serviced for other entities are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were approximately $45.1 million and $56.1 million at December 31, 2007 and 2006, respectively.

Loan servicing income, net of amortization of mortgage servicing rights, was approximately $102,000, $133,000, and $317,000 for the years ended December 31, 2007, 2006 and 2005, respectively and is included in other noninterest income on the consolidated statements of operations.

The balance and fair value of capitalized servicing rights, net of valuation allowances, at December 31, 2007 and 2006, was approximately $444,000 and $599,000, respectively. The fair value of servicing rights at December 31, 2007 was determined using discount rates ranging from 8% to 12.5% and prepayment speeds (“PSA”) ranging from 134 to 846, depending upon the stratification of the specific right.

The following summarizes mortgage servicing rights capitalized and amortized, along with the aggregate activity in related valuation allowances ($ in thousands):

	Year Ended December 31,
	2007	2006	2005
Mortgage servicing rights capitalized	$25	40	239
Mortgage servicing rights amortized	180	245	403
Valuation (credits) provisions during year	—	—	(100)
Valuation allowances at year-end	—	—	—

The Company also owns loans serviced by other entities. These loans totaled approximately $240.4 million and $266.8 million at December 31, 2007 and 2006, respectively.

(5) Premises and Equipment

Premises and equipment consists of the following ($ in thousands):

	At December 31,
	2007	2006
Land	$2,408	3,183
Bank premises under capital lease	—	3,490
Buildings and improvements	16,610	7,966
Leasehold improvements	673	3,255
Furniture, fixtures and equipment	3,236	3,731

Total	22,927	21,625
Less accumulated depreciation and amortization	(4,113)	(4,247)

Premises and equipment, net	$18,814	17,378

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(5) Premises and Equipment, Continued

Accumulated depreciation of approximately $344,000 at December 31, 2006 related to bank premises under capital lease.

The Company opened three new branches during 2006 and two in 2007. The Lake Mary branch opened in January 2006. In July 2006, the Port Orange branch opened followed by Eustis, our first branch in Lake County, which opened in October 2006. Our Palm Coast branch in Flagler County opened in August 2007 and the Wekiva branch in Seminole County opened in November 2007. While we anticipate that our branch expansion will enhance franchise value, their positive effect on earnings will not be realized until the branches have been given an opportunity to mature and reach their expected efficiency levels. We expect that our branch expansion plan will enhance our franchise value because the new branches are located in desirable high growth markets. With the completion of our current branch expansion plan, our focus is on sales training and building core deposits.

The Bank owns a four acre parcel of property in Edgewater, in Eastern Volusia County, Florida. Approximately three acres were under contract to sell for a retail plaza and the Bank planned to build a branch on the remaining portion of the site. The developer of the plaza did not proceed with the project and the Bank cancelled the plans for the branch construction since we had the opportunity to acquire the Wekiva branch. The Edgewater site has been listed for sale and we do no anticipate recognizing a loss on the property. In January 2007, the Company elected to exercise a purchase option in the lease agreement and acquired the administrative office building located in Sanford, Florida for approximately $2.4 million. The original lease term on the building was for fifteen years with fixed annual lease payments and an option to purchase the building for $1 at the end of the term. The agreement was accounted for as a capital lease and we had the option to purchase the building at the end of five years.

The Company leases the office space for two branch offices, and has ground leases for the Lake Mary and Palm Coast branches. Each of these leases is accounted for as operating leases. At one of the locations during 2006 and 2007, a portion of the leased space on the second floor was subleased to an unrelated business. The space is now vacant and we intend to release the excess space. The terms of these branch and land leases are for up to 20 years and the leases contain escalation clauses and renewal options. Rent expense under operating leases was approximately $534,000, $298,000 and $333,000 for the years ended December 31, 2007, 2006 and 2005, respectively. At December 31, 2007, future minimum payments under operating leases are as follows ($ in thousands):

Year Ending December 31,	Amount
2008	$702
2009	717
2010	446
2011	451
2012	455
Thereafter	9,363

$12,134

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(5) Premises and Equipment, Continued

The Company also leases space to third parties in its administration building and pays a fee to a third party to manage the property. The Company recognized approximately $360,000, $330,000 and $304,000 in rental income during the years ended December 31, 2007, 2006 and 2005, respectively.

(6) Deposits

At December 31, 2007 and 2006, time deposits of $100,000 or more were approximately $179.0 million and $ 182.5 million, respectively. At December 31, 2007 the scheduled maturities of time deposits are as follows ($ in thousands):

Year Ending December 31,	Amount
2008	$290,910
2009	22,414
2010	7,648
2011	4,199
2012	2,337

$327,508

Interest expense on deposits is as follows ($ in thousands):

	Year Ended December 31,
	2007	2006	2005
Interest-bearing demand deposits	$2,378	1,865	1,369
Money-market accounts	2,572	2,927	2,237
Savings accounts	43	60	70
Time deposits, net of penalties	17,280	15,291	8,928

Total interest expense on deposits	$22,273	20,143	12,604

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(7) Federal Home Loan Bank Advances

A summary of advances from the Federal Home Loan Bank of Atlanta (“FHLB”) is as follows ($ in thousands):

	Under 1 Year	1 to 5 Years	After 5 Years	2007 Total	2006 Total
By remaining contractual maturity at December 31, 2007:
Fixed rate	$12,000	38,000	—	50,000	69,700
Callable	—	47,000	55,000	102,000	110,000

Total advances from FHLB	$12,000	85,000	55,000	152,000	179,700

Interest rate	4.92%	3.87-5.35%	3.22-4.00%	3.22-5.35%	3.03-5.38%

By next call or repricing date as of December 31, 2007:
Fixed rate	$12,000	38,000	—	50,000	69,700
Callable	97.000	5,000	—	102,000	110,000

Total advances from FHLB	$109,000	43,000	—	152,000	179,700

Interest rate	3.22-4.92%	3.77-5.35%	—%	3.22-5.35%	3.03-5.38%

At December 31, 2007, the security agreement with the FHLB included a blanket floating lien requiring the Bank to maintain qualifying first mortgage loans as pledged collateral for advances. In addition, at December 31, 2007, the Bank pledged investment securities with a fair value of $18.0 million and FHLB stock of $8.1 million. The Bank was informed by the FHLB in 2008 that it cannot continue to utilize the blanket floating lien at the present time. The Bank will be required to pledge specific qualifying first mortgage loans and investment securities to the FHLB as collateral for its advances. At the end of February 2008, the Bank had a total of $168.0 million in advances outstanding. The Bank is in process of identifying the mortgage loans that will be pledged to the FHLB for the remainder of the advance balance. The FHLB also requires the purchase of FHLB common stock in proportion to the amount of advances outstanding.

In January 2008, as a result of the losses in 2007 and the weakened capital position, the Bank will not be able to access additional advance funds from the FHLB. One fixed rate advance for $12.0 million is scheduled to mature in December 2008, and 12 convertible advances with a total balance of $97.0 million are callable during 2008 with rates ranging from 3.22% to 4.81%. Due to the current level of market interest, the Bank does not anticipate that the convertible advances will be called during 2008.

(8) Other Borrowings

At December 31, 2006, Federal Trust had a loan agreement with a correspondent bank. Under the loan agreement, Federal Trust was able to borrow up to $8.0 million under a revolving line of credit (“LOC”) for general operations. The lines were secured by all of the Bank’s common stock and both had interest rates of prime minus 50 basis points, as long as the Company maintained certain loan-to-book value percentages. The loan agreement also had other covenants that the Company was required to meet.

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(8) Other Borrowings, Continued

The loan had a two-year revolving period which expired in July 2007, and an eight-year repayment term. There was a balance of $500,000 on the line of credit at December 31, 2006. In February 2007, after the purchase of the Sanford headquarters building by the Bank, the balance outstanding on the line of credit was repaid. The loan was not renewed by the correspondent bank and there was no balance outstanding at December 31, 2007.

Included in other borrowings at December 31, 2007 and 2006, $16,000 and $893,000, respectively, was in an overnight sweep account with a customer.

(9) Junior Subordinated Debentures

Federal Trust Statutory Trust I (“Statutory Trust I”) was formed in 2003 for the sole purpose of issuing $5,000,000 of trust preferred securities. In accordance with Financial Accounting Standards Interpretation No. 46 Consolidation of Variable Interest Entities, Federal Trust accounts for Statutory Trust I under the equity method of accounting.

The Statutory Trust I sold adjustable-rate Trust Preferred Securities due September 17, 2033 in the aggregate principal amount of $5.0 million (the “Trust Preferred Securities”) in a pooled trust preferred securities offering. The interest rate on the Trust Preferred Securities adjusts quarterly, to a rate equal to the then-current three-month London Interchange Bank Offering Rate (“LIBOR”), plus 295 basis points (7.94% at December 31, 2007). In addition, Federal Trust contributed capital of $155,000 to Statutory Trust I for the purchase of the common securities of Statutory Trust I. The proceeds from these sales were paid to Federal Trust in exchange for $5.2 million of its adjustable-rate Junior Subordinated Debentures (the “Debentures”) due September 17, 2033. The Debentures have the same terms as the Trust Preferred Securities. The sole asset of Statutory Trust I, the obligor on the Trust Preferred Securities, is the Debentures.

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

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(10) Fair Value of Financial Instruments

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument or may not necessarily represent the underlying fair value. The following methods and assumptions were used by the Company in estimating fair values of financial instruments:

Cash and Cash Equivalents - The carrying amount of cash and cash equivalents represents fair value.

Securities Available for Sale - The fair values of our securities available for sale are based on quoted market prices.

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

Federal Home Loan Bank Stock - The stock is not publicly traded and the estimated fair value is based on its redemption value of $100 per share, which equals our book value.

Accrued Interest - The carrying amounts of accrued interest receivable and accrued interest payable approximates fair value.

Mortgage Servicing Rights - The fair value of mortgage servicing rights is based on a recent valuation performed by an independent third-party using certain assumptions relating to the Company’s servicing portfolio.

Deposits - The fair values for noninterest-bearing demand, interest-bearing demand, money-market and savings deposits are, by definition, equal to the amount payable on demand (that is their carrying amounts). Fair values for time deposits are estimated using an asset liability model acquired from an outside vendor, which utilizes current rates for similar investments.

Federal Home Loan Bank Advances - Fair values for Federal Home Loan Bank advances are estimated using an asset liability model acquired from an outside vendor, which utilizes current rates for similar borrowings.

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows ($ in thousands):

	At December 31,
	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$9,177	9,177	8,680	8,680
Securities available for sale	52,449	52,449	65,558	65,558
Loans, net	563,234	566,627	603,917	608,234
Federal Home Loan Bank stock	8,129	8,129	9,591	9,591
Accrued interest receivable	4,509	4,509	4,832	4,832
Mortgage servicing rights	444	619	599	688

Financial liabilities:
Deposits	$481,729	484,879	472,794	473,051
Federal Home Loan Bank advances	152,000	155,980	179,700	179,551
Other borrowings	16	16	1,393	1,393
Junior subordinated debentures	5,115	5,115	5,155	5,155
Accrued interest payable	2,597	2,597	1,506	1,506
Off-balance sheet financial instruments	—	—	—	—

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(11) Off-Balance Sheet Financial Instruments

The Company has outstanding at any time a significant number of commitments to extend credit. These arrangements are subject to strict credit control assessments and each customer’s credit worthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. A summary of the contractual amounts of off-balance sheet commitments which approximate fair value is as follows ($ in thousands):

At December 31 2007
Commitment to extend credit	$12,282

Unused lines of credit	$16,926

Standby letters of credit	$986

Undisbursed portion of construction loans in process	$23,128

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters-of-credit are primarily issued to support public and private borrowing arrangements. Essentially, all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. At December 31, 2007, the Company had standby letters of credit commitments of approximately $1.0 million, the majority of which was to one commercial loan customer, which was secured by real estate.

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

The Company’s policy is to require customers to provide collateral prior to the disbursement of approved loans. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. The collateral held by the Company is primarily real estate and income producing commercial properties, but may include accounts receivable and inventory.

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(12) Income Taxes

Allocation of Federal and state income taxes between current and deferred portions is as follows ($ in thousands):

	Current	Deferred	Total
Year Ended December 31, 2007:
Federal	$(3,436)	(4,391)	(7,827)
State	—	(1,280)	(1,280)

Total	$(3,436)	(5,671)	(9,107)

Year Ended December 31, 2006:
Federal	$1,178	55	1,233
State	202	9	211

Total	$1,380	64	1,444

Year Ended December 31, 2005:
Federal	$2,648	(673)	1,975
State	437	(115)	322

Total	$3,085	(788)	2,297

The effective tax rate was different than the statutory Federal income tax rate. A summary and the reasons for the difference are as follows ($ in thousands):

	Year Ended December 31,
	2007		2006		2005
		% of Pretax		% of Pretax		% of Pretax
	Amount	Loss	Amount	Earnings	Amount	Earnings
Tax provision at statutory rate	$(7,912)	(34.0)%	$1,650	34.0%	$2,289	34.0%

Increase (decrease) in tax resulting from:
State income taxes, net of federal income tax benefit	(844)	(3.6)	139	2.9	213	3.2

Tax-exempt income	(233)	(1.0)	(276)	(5.7)	(150)	(2.2)
Officers’ life insurance, meals and entertainment and other permanent items	(118)	(0.5)	(69)	(1.4)	(55)	(0.9)

	$(9,107)	(39.1)%	$1,444	29.8%	$2,297	34.1%

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(12) Income Taxes, Continued

The tax effects of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts which give rise to significant portions of deferred tax assets and liabilities, are as follows ($ in thousands):

	At December 31,
	2007	2006
Deferred tax assets:
Allowance for loan losses	$5,219	$1,847
Net operating loss carryforwards	538	—
Deferred compensation	1,504	450
Impaired loan interest	286	171
Impaired securities	282	—
Unrealized loss on securities available for sale	439	141
Alternative minimum tax credits	266	—
Other	77	32

Total deferred tax assets	8,611	2,641

Deferred tax liabilities:
Depreciation	(108)	(140)
Mortgage servicing rights	(167)	(195)
Deferred loan fees and costs, net	(318)	(258)
Accrued dividends	(52)	(51)

Total deferred tax liabilities	(645)	(644)

Net deferred tax assets	$7,966	$1,997

At December 31, 2007, the Company had a net operating loss carryforward of approximately $10,400,000 available to offset future Florida taxable income. This carryforward will expire in 2027.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the table below) of total and Tier I capital (as defined in the regulations) to total and risk-weighted assets (as defined in the regulations). Management believes, as of December 31, 2007, that the Bank exceeds all minimum capital adequacy requirements to which it is subject.

As of December 31, 2007, however, the Bank did not meet the threshold to be “well capitalized” based on the total capital to risk weighted assets ratio. Therefore, the Bank was categorized as “adequately capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain total risk-based, Tier I risk-based and Tier I leverage percentages as set forth in the table.

The following table summarizes the capital thresholds for the minimum and well capitalized designations. An institution’s capital category is based on whether it meets the threshold for all three capital ratios within the category. The Bank’s actual capital amounts and percentages are also presented in the table ($ in thousands).

	Actual		For Minimum Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	%	Amount	%	Amount	%
At December 31, 2007:
Total capital (to risk-weighted assets)	$45,592	9.6%	$38,047	8.0%	$47,559	10.0%
Tier I capital (to risk-weighted assets)	39,618	8.3	19,023	4.0	28,535	6.0
Tier I capital (to average adjusted assets)	39,618	5.8	27,418	4.0	34,272	5.0
At December 31, 2006:
Total capital (to risk-weighted assets)	$59,891	12.1%	$39,524	8.0%	$49,405	10.0%
Tier I capital (to risk-weighted assets)	55,903	11.3	19,762	4.0	29,643	6.0
Tier I capital (to average adjusted assets)	55,903	7.8	28,662	4.0	35,827	5.0

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(14) Stock Compensation Plans

The Company has three stock benefit plans. The Key Employee Stock Compensation Program (the “Employee Plan”) is authorized to issue up to 10% of the issued shares up to a maximum of 1,020,000 shares through the exercise of incentive stock options, compensatory stock options, stock appreciation rights or performance shares. All awards granted under the Employee Plan have been incentive stock options. These options have five to ten year terms and vest over various terms up to five years. At December 31, 2007, the Company had 226,701 options available for future grants under the Employee Plan.

The Directors’ Stock Option Plan (the “Directors’ Plan”) is authorized to issue up to 140,000 shares through the exercise of stock options. All options granted under the Directors’ Plan have ten-year terms, are fully vested and exercisable and all options authorized under the Plan had been granted as of December 31, 2007.

The 2005 Directors’ Stock Plan (“2005 Directors’ Plan”) is authorized to issue up to 91,800 shares through the exercise of stock options. Awards made under the 2005 Directors’ Plan may be in the form of restricted shares, restricted stock units, or stock options. A restricted stock unit is the right to receive a share of common stock, after vesting, on a date elected by the director. While any restricted stock unit is outstanding the director holding the restricted stock unit will be entitled to receive a dividend in the form of additional restricted stock units, if cash or stock dividends are declared on outstanding shares of common stock. Each restricted stock unit, including fractional restricted stock units, will be converted to one share of common stock, after vesting, on the date which has been selected by the director. Awards of restricted shares or restricted stock units may be awarded to a director as an annual stock retainer, which is dependent upon the amount of the director’s annual cash retainer.

Restricted stock units for 11,815 shares have been issued to two current and one former director under the 2005 Directors’ Plan. Under terms of those respective agreements, the units vest over periods from three to four years (in nearly equal installments), unless there is a change in control, at which point the units vest immediately. As restricted stock units, no shares will be physically issued on vested units until the Director elects to receive the shares, or no longer serves on the Board.

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(14) Stock Compensation Plans, Continued

Options are granted to certain employees and directors at a price equal to the market value of the stock on the dates the options were granted. In accordance with SFAS 123(R), the fair value of each option is amortized using the straight-line method over the requisite service period of each option. We have estimated the fair value of all option awards as of the grant date by applying the Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of compensation expense. The weighted average amounts for key assumptions used in determining the fair value of options granted during the years ended December 31, 2007, 2006 and 2005 follows:

	Year Ended December 31,
	2007	2006	2005
Expected stock price volatility	29.00%	47.29%	20.00%
Risk-free interest rate	3.91%	4.64%	4.27%
Weighted average expected life in years	4.5	6.4	3.0
Expected dividend yield	.35%	1.58%	1.35%
Per share weighted-average grant date fair value of options issued during the period	$1.78	$4.85	$2.22

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plan for the year ended December 31, 2005. For comparative purposes, we have made proportionate adjustments to the number of shares of common stock, and in the purchase price per share of the stock option for the 2% stock dividend declared on April 25, 2006 for shareholders of record on June 1, 2006. The value of the options was estimated using the Black-Scholes option-pricing model and amortized to expense in the period the vesting occurred ($ in thousands, except per share data).

Year Ended December 31, 2005

Net earnings, as reported	$4,436
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(658)

Proforma net earnings	$3,778

Basic earnings per share:
As reported	.54

Proforma	.46

Diluted earnings per share:
As reported	.53

Proforma	.45

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(14) Stock Compensation Plans, Continued

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

A summary of stock option transactions for the years ended December 31, 2007, 2006 and 2005, follows ($ in thousands, except per share data):

	Number of Options	Weighted Avg. Per Option Exercise Price	Weighted Avg. Remaining Contract Term (in years)	Aggregate Intrinsic Value
Options Under the Employee Plan:

Outstanding at December 31, 2004	387,979	$5.04
Options granted	218,378	10.32
Options exercised	(167,682)	3.96
Options forfeited	(10,247)	10.03

Outstanding at December 31, 2005	428,428	$8.04
Options granted	28,260	11.09
Options exercised	(19,300)	5.23
Options forfeited	(5,000)	10.50

Outstanding at December 31, 2006	432,388	$8.33
Options granted	81,000	3.93
Options exercised	(83,781)	4.65
Options forfeited	(55,324)	10.53

Outstanding at December 31, 2007	374,283	$7.87	4.02	$—

Exercisable at December 31, 2007	282,675	$8.89	3.86	$—

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(14) Stock Compensation Plans, Continued

	Number of Options	Weighted Avg. Per Option Exercise Price	Weighted Avg. Remaining Contract Term (in years)	Aggregate Intrinsic Value
Options Under the Director Plans:

Outstanding at December 31, 2004	142,798	$4.86
Options exercised	(74,600)	4.38

Outstanding at December 31, 2005	68,198	$5.38
Options granted	27,448	10.28

Outstanding at December 31, 2006	95,646	$6.79
Options granted	48,500	7.91

Outstanding at December 31, 2007	144,146	$7.17	6.54	$—

Exercisable at December 31, 2007	74,422	$5.80	3.82	$—

The total intrinsic value of options exercised during the year ended December 31, 2007 and 2006 was $323,000 and $113,000. As of December 31, 2007, the Company had 161,332 nonvested options outstanding resulting in approximately $341,000 of total unrecognized compensation cost related to these nonvested options. This cost is expected to be recognized monthly over the related vesting periods using the straight-line method through December 2011.

A summary of the restricted stock unit transactions follows:

Number of Units
Restricted Stock Units under the 2005 Directors’ Plan:
Outstanding at December 31, 2006	14,631
Stock unit dividends earned	121
Stock units forfeited	(1,955)
Stock issued	(982)

Outstanding at December 31, 2007	11,815

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(14) Stock Compensation Plans, Continued

A summary of the status of the Company’s nonvested restricted stock units as of December 31, 2006, and changes during the year ended December 31, 2007, is presented below:

Nonvested Shares	Number of Units	Weighted-Average Grant-Date Fair Value

Nonvested at December 31, 2006	12,264	$10.86
Dividends credited	100	10.75
Forfeited	(1,955)	12.03
Vested	(3,938)	10.80

Nonvested at December 31, 2007	6,471	$10.54

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(15) Employee Benefit Plans

The Company maintains a qualified employee stock ownership plan (the “ESOP”). The ESOP is qualified under Section 4975(e)(7) of the Internal Revenue Code. In addition, the ESOP meets all applicable requirements of the Tax Reform Act of 1986 and is qualified under Section 401(k) of the Internal Revenue Code. At the discretion of the Board of Directors, the Company may make a contribution to the ESOP of up to 15% of total compensation paid to employees during the year. Employees are 100% vested after three years of service. Forfeited shares, if any, are redistributed to ESOP participants. The ESOP purchases the Company’s common stock from former employees who request to liquidate their vested shares, or in the open market. The ESOP acquires shares to hold for future allocations and for the investment of cash dividends on allocated shares. At December 31, 2007, the ESOP held 42,386 unallocated shares at a total cost of $323,000. At December 31, 2006, the ESOP held 31,939 unallocated shares at a total cost of $257,000.

At the end of 2007 and 2006, $428,000 and $609,000, respectively, in unallocated, short-term funds were available for investment by the ESOP in addition to the 42,386 and 31,989 remaining unallocated shares of Federal Trust stock. For the years ended December 31, 2007 and 2006, no compensation cost or additional shares were allocated by the Board of Directors of the Company. For the year ended December 31, 2005, the Company incurred compensation costs of approximately $330,000 related to the ESOP shares allocated during that year.

In addition, the Company sponsors an employee savings plan (the “401(k) Plan”), which qualifies as a 401(k) plan under the Internal Revenue Code. Under the 401(k) Plan, employees can contribute up to 15% of their pre-tax compensation to the plan. The Company makes contributions based on a matching schedule approved by the Board of Directors. Participants vest immediately in their own contributions and after three years of service in matching contributions made by the Company. One of the investment options available to 401(k) Plan participants is the Company’s common stock. The 401(k) Plan Administrator will purchase the Company’s common stock in open-market transactions after each pay period for those electing to invest in the Company’s stock. The 401(k) Plan expenses for the years ended December 31, 2007, 2006 and 2005 were approximately $117,000, $90,000 and $85,000, respectively.

The Company also sponsors the Key Employee Stock Bonus Plan (the “Bonus Plan”). The Bonus Plan is authorized to acquire and issue up to 2% of the Company’s outstanding common stock to non-executive officer employees of the Company. The Company makes contributions to the Bonus Plan that are approved by the Board of Directors. The Bonus Plan then purchases the Company’s common stock in open-market transactions and distributes these shares to employees as they are awarded. The Company recognized no expense in connection with the Bonus Plan for the years ended December 31, 2007, 2006 or 2005.

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

In the event a participant leaves the employment of the Company before retirement, only the benefits vested through that date would be paid to the employee. The Plan also provides for 100% vesting in the event of a change in control of Federal Trust. On a monthly basis, the Company records the mortality cost as an expense and a liability. Interest on the life insurance policies is recorded to the asset and salary continuation expenses are accrued.

The Company has approximately $2.9 million, $1.2 million, and $973,000 in deferred compensation accrued at December 31, 2007, 2006, and 2005, respectively, which is included in other liabilities in the accompanying consolidated balance sheets. The Company also recognized net earnings (expense) of approximately $(1.5 million), ($28,000) and $8,000, consisting of the earnings on bank-owned life insurance policies, net of compensation expenses accrued, in connection with the Plan during 2007, 2006 and 2005, respectively. Included in the expense recognized during 2007, was the $1.8 million present value of the vested benefit for the former Chief Executive Officer whose employment was terminated in October 2007.

(17) Termination of Employment Agreement

Included in expense recognized during 2007 was $1.1 million representing payments to be made to the former Chief Executive Officer in connection with the termination of his employment agreement in October 2007.

(18) Related Party Transactions

There were no loans to directors, officers and major stockholders (5% or more) of the Company outstanding at December 31, 2007 or December 31, 2006, and no such loans were originated in either 2007 or 2006.

Federal Trust and the Bank have one current and one former director whose firms provide legal services for the Company. One director’s firm serves as corporate counsel for the Company. During the years ended December 31, 2007, 2006 and 2005, the Company paid this related party’s firm approximately $111,000, $214,000 and $81,000, respectively, in legal and compliance review fees including reimbursed expenses. The other director, who served on the Board of the Bank until September 2006, provided legal services to the Bank primarily in the acquisition and ground lease negotiation of properties for future branch locations. The Bank paid this related party’s firm approximately $9,000 and $29,000 during the years ended December 31, 2006 and 2005, respectively while this individual served as a director. Federal Trust has a current director whose firm provides consulting services for the Company. During 2007, the Company paid this firm $150,000 in consulting fees including reimbursable expenses.

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(19) Condensed Parent Company Financial Statements

The condensed financial statements of Federal Trust are presented as follows:

Condensed Balance Sheets

($ in thousands)

	At December 31,
	2007	2006
Assets:
Cash, deposited with bank subsidiary	$556	122
Investment in subsidiaries	43,267	56,740
Securities available for sale	60	136
Premises and equipment, net	—	4,504
Other assets	1,763	1,382

Total assets	$45,646	62,884

Liabilities and stockholders’ equity:
Liabilities:
Other borrowings	$—	500
Capital lease obligation	—	2,504
Junior subordinated debentures	5,155	5,155
Other liabilities	738	105

Total liabilities	5,893	8,264

Stockholders’ equity	39,753	54,620

Total liabilities and stockholders’ equity	$45,646	62,884

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(19) Condensed Parent Company Financial Statements, Continued

Condensed Statements of Operations

($ in thousands)

	For the Year Ended December 31,
	2007	2006	2005
Revenue:
Interest and dividend income	$115	98	89
Other income	66	605	665

Total income	181	703	754

Expenses:
Directors fees	1,122	232	155
Occupancy expense	63	510	443
Interest expense	472	704	539
Other expense	530	601	280

Total expenses	2,187	2,047	1,417

Loss before income tax benefit and earnings of subsidiaries	(2,006)	(1,344)	(663)
Income tax benefit	(762)	(511)	(258)

Loss before earnings of subsidiaries	(1,244)	(833)	(405)
Equity in (loss) earnings of subsidiaries	(12,852)	4,243	4,841

Net (loss) earnings	$(14,096)	3,410	4,436

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(19) Condensed Parent Company Financial Statements, Continued

Condensed Statements of Cash Flows

($ in thousands)

	For the Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net (loss) earnings	$(14,096)	3,410	4,436
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation	12	143	107
Gain on sale of investments	(20)	—	(96)
Share-based compensation	57	5	—
Allocation of ESOP shares	—	—	330
Equity in loss (earnings) of subsidiaries	12,852	(4,243)	(4,841)
Cash provided by (used in) resulting from changes in:
Other assets	(361)	36	(1,014)
Other liabilities	633	(13)	19

Net cash used in operating activities	(923)	(662)	(1,059)

Cash flows from investing activities:
Investment in subsidiaries	(575)	(1,565)	(4,380)
Dividends received from subsidiary	750	—	—
Net increase in loans	—	—	64
Purchase of securities available for sale	(51)	(58)	(76)
Proceeds from sale of securities available for sale	96	—	640
Sale (purchase) of premises and equipment	4,492	(255)	(166)

Net cash provided by (used in) investing activities	4,712	(1,878)	(3,918)

Cash flows from financing activities:
Net (decrease) increase in other borrowings	(500)	(3,600)	3,215
Net proceeds from the sale of common stock	401	101	991
Private offering, net of offering costs	—	7,861	—
Principal repayments under capital lease obligation	(2,504)	(260)	(285)
Sale of common shares for the ESOP	—	1	837
Dividends paid	(752)	(1,633)	(1,066)

Net cash (used in) provided by financing activities	(3,355)	2,470	3,692

Net increase (decrease) in cash	434	(70)	(1,285)
Cash at beginning of year	122	192	1,477

Cash at end of year	$556	122	192

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(19) Condensed Parent Company Financial Statements, Continued

Condensed Statements of Cash Flows, Continued

($ in thousands)

	For the Year Ended December 31,
	2007	2006	2005
Supplemental disclosures of noncash transactions:
Change in investment in subsidiaries due to change in accumulated other comprehensive income (loss), net change in unrealized gain (loss) on securities available for sale, net of tax	$(462)	684	(878)

Change in accumulated other comprehensive income, net change in unrealized gain (loss) on securities available for sale, net of tax	$(31)	4	(65)

Change in investment in subsidiaries due to share based compensation	$16	46	—

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(20) Selected Quarterly Financial Data (Unaudited)

Summarized quarterly financial data follows ($ in thousands, except for per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
December 31, 2007
At Period End:
Total assets	$707,299	721,124	726,856	690,264
Investment securities	61,870	64,389	56,541	52,449
Loans	593,833	599,218	603,194	563,234
Deposits	474,498	475,202	481,407	481,729
Federal Home Loan Bank advances	165,700	181,500	181,000	152,000
Shareholders’ equity	54,652	49,945	44,286	39,686
Book value per share	5.85	5.33	4.72	4.22

Average Balances:
Total assets	$720,268	709,750	722,229	721,039	719,829
Investment securities	64,643	63,623	63,445	59,379	61,584
Loans	604,864	592,704	604,602	599,237	600,465
Deposits	468,817	470,605	475,035	474,717	473,545
Federal Home Loan Bank advances	183,122	173,396	183,794	174,440	178,688
Shareholders’ equity	54,566	54,270	51,174	52,796	52,796

Period Ended:
Interest income	$10,719	10,690	10,706	10,371	42,486
Interest expense	7,495	7,615	7,955	7,732	30,797

Net interest income	3,224	3,075	2,751	2,639	11,689

Provision for loan losses	150	5,145	5,115	6,002	16,412

Net interest income (expense) after provision for loan losses	3,074	(2,070)	(2,364)	(3,363)	(4,723)

Other income	476	436	341	(309)	944
Other expenses	(3,439)	(4,209)	(7,842)	(4,001)	(19,491)

Earnings (loss) before income taxes	111	(5,843)	(9,865)	(7,673)	(23,270)

Income tax benefit	(49)	(2,291)	(3,794)	(2,973)	(9,107)

Net earnings (loss)	$160	(3,552)	(6,071)	(4,700)	(14,163)

Earnings (loss) per share, basic	$0.02	(0.38)	(0.65)	(0.50)	(1.51)
Earnings (loss) per share, diluted	$0.02	(0.38)	(0.65)	(0.50)	(1.51)

Return on average assets	0.09%	(2.00)%	(3.36)%	(2.61)%	(1.97)%
Return on average equity	1.17%	(26.18)%	(47.45)%	(35.61)%	(26.83)%
Net interest margin	1.94%	1.91%	1.69%	1.58%	1.74%

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(20) Selected Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
December 31, 2006
At Period End:
Total assets	$744,726	742,689	729,952	722,964
Investment securities	50,552	70,716	68,314	65,558
Loans	645,090	620,186	611,701	603,917
Deposits	489,760	489,387	499,298	472,794
Federal Home Loan Bank advances	189,200	183,200	161,200	179,700
Shareholders’ equity	45,150	53,130	53,997	54,620
Book value per share	5.45	5.69	5.79	5.86

Average Balances:
Total assets	$736,665	747,013	734,429	727,705	735,481
Investment securities	49,886	60,566	74,330	65,635	62,941
Loans	632,530	633,786	613,412	611,858	621,670
Deposits	471,851	485,537	494,633	485,060	484,358
Federal Home Loan Bank advances	200,087	189,919	173,706	168,712	183,106
Shareholders’ equity	45,051	52,973	51,349	53,052	50,878

Period Ended:
Interest income	$10,653	11,108	10,956	11,125	43,842
Interest expense	6,439	6,930	7,336	7,409	28,114

Net interest income	4,214	4,178	3,620	3,716	15,728

Provision for loan losses	139	95	60	345	639

Net interest income after provision for loan losses	4,075	4,083	3,560	3,371	15,089

Other income	649	553	569	455	2,226
Other expenses	2,992	3,305	3,271	2,893	12,461

Earnings before income taxes	1,732	1,331	858	933	4,854

Income taxes	581	434	237	192	1,444

Net earnings	$1,151	897	621	741	3,410

Earnings per share, basic	$.14	.10	.07	.08	.38

Earnings per share, diluted	$.13	.10	.07	.08	.37

Return on average assets	0.63%	0.48%	0.34%	0.41%	0.46%
Return on average equity	10.22%	6.77%	4.84%	5.59%	6.70%
Net interest margin	2.48%	2.43%	2.15%	2.23%	2.33%

(Continued)

Report of Independent Registered Public Accounting Firm

Federal Trust Corporation

Sanford, Florida:

We have audited the accompanying consolidated balance sheets of Federal Trust Corporation and Subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. We also have audited Internal Control Over Financial Reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness for internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements, and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included, obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respect, the financial position of the Company as of December 31, 2007 and 2006 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

/s/    Hacker, Johnson & Smith, P.A.

HACKER, JOHNSON & SMITH, P.A.

Orlando, Florida

March 14, 2008

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Federal Trust maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Federal Trust files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon management’s evaluation of those controls and procedures performed within the 90 days preceding the filing of this Report, the Chief Executive Officer and Chief Financial Officer of Federal Trust concluded that, subject to the limitations noted below, Federal Trust’s disclosure controls and procedures (as defined in Rules 13a-15[e] under the Securities Exchange Act of 1934) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) are effective to ensure that the information required to be disclosed by Federal Trust in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control–Integrated Framework.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, has been audited by Hacker, Johnson & Smith P.A., an independent registered public accounting firm, as stated in their report appearing on the preceding page, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.

(c) Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2007 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

On November 13, 2007, Federal Trust Bank entered into an Employee Severance Agreement with its President and Chief Executive Officer, Dennis T. Ward. On January 4, 2008, Federal Trust Bank entered into an Employee Severance Agreement with its Executive Vice President, Retail Banking, Jennifer B. Brodnax. On January 5, 2008, Federal Trust Bank entered into an Employee Severance Agreement with its Executive President and Chief Financial Officer, Gregory E. Smith. Each of these agreements is substantially similar to the agreement that had previously existed between Federal Trust Bank and each individual. Each of these agreements is attached as an exhibit to this Annual Report.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item appears in Federal Trust’s Proxy Statement for the 2008 Annual Meeting of Shareholders under the captions, “Election of Directors,” “Board of Directors and Standing Committees,” “Audit Committee Report” and “Compliance with Section 16(a) of the Securities and Exchange Act of 1934,” and is hereby incorporated by reference. The Proxy Statement will be filed electronically with the Securities and Exchange Commission. Federal Trust has adopted a Code of Ethics applicable to its Directors and Senior Financial Officers. A copy is available from our website at www.federaltrust.com or will be provided free of charge, upon request to Marcia Zdanys, Corporate Secretary, 312 West First Street, Sanford, Florida 32771, (407) 323-1833.

ITEM 11.	EXECUTIVE COMPENSATION

Registrant hereby incorporates by reference the sections entitled “Executive Compensation” and “Compensation Committee Report” of the Proxy Statement for the 2008 Annual Meeting of Shareholders to be filed electronically with the Securities and Exchange Commission.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

Registrant hereby incorporates by reference the section titled “Stock Ownership” of the Proxy Statement for the 2008 Annual Meeting of Shareholders to be filed electronically with the Securities and Exchange Commission.

Security Ownership of Management

Registrant hereby incorporates by reference the sections entitled “Election of Directors, “Executive Compensation” and “1998 Employee Stock Compensation Program” of the Proxy Statement for the 2008 Annual Meeting of Shareholders to be filed electronically with the Securities and Exchange Commission.

Changes in Control

Registrant is not aware of any arrangements, including any pledge by any person of its securities, the operation of which may, at a subsequent date result in a change in control of Registrant.

Securities Authorized for Issuance Under Equity Compensation Plans

Registrant hereby incorporates by reference the section titled “Shares reserved for Issuance Under Stock Plans” of the Proxy Statement for the 2008 Annual Meeting of Shareholders to be filed electronically with the Securities and Exchange Commission.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item appears in the Registrant’s Proxy Statement for the 2008 Annual Meeting of Shareholders under the caption, “Transactions Involving Directors and Executive Officers,” and is hereby incorporated by reference. The Proxy Statement will be filed electronically with the Securities and Exchange Commission.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item appears in the Registrant’s Proxy Statement for the 2008 Annual Meeting of Shareholders under the caption, “Relationship With Independent Registered Public Accounting Firm,” and is hereby incorporated by reference. The Proxy Statement will be filed electronically with the Securities and Exchange Commission.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

The following documents are filed as part of this report at pages 55 through 100.

• Consolidated Financial Statements of Federal Trust (including all required schedules):

1.	Consolidated Balance Sheets at December 31, 2007 and 2006;
2.	Consolidated Statements of Operations, Stockholders’ Equity, and Cash Flows for years ended December 31, 2007, 2006 and 2005;
3.	Notes to Consolidated Financial Statements; and
4.	Report of Independent Registered Public Accounting Form.

• Exhibits

The following exhibits are filed with or incorporated by reference into this report. The exhibits which are marked by (1) were previously filed as a part of, and are hereby incorporated by reference from Registrant’s 2003 10-K. The exhibits which are marked by (2) were previously filed as a part of, and are hereby incorporated by reference from Registrant’s Registration Statement on form SB-1, as effective with the Securities and Exchange Commission (“SEC”) on October 7, 1997, Registration No. 333-30883. The exhibits which are marked by (3) were previously filed with the SEC, and are hereby incorporated by reference from Registrant’s 1998 Definitive Proxy Statement. The exhibits which are marked with (4) were previously filed with the SEC, and are hereby incorporated by reference from Registrant’s 1999 Definitive Proxy Statement. The exhibits which are marked with (5) were previously filed with the SEC, and are hereby incorporated by reference from Registrant’s 1999 10-K. The exhibits which are marked with (6) were previously filed with the SEC, and are hereby incorporated by reference from Registrant’s 2005 Definitive Proxy Statement. The exhibits which are marked with (7) were previously filed with the SEC, and are hereby incorporated by reference from Registrant’s 2006 Form 10-K/A. The exhibits which are marked with (8) were previously filed with the SEC, and are hereby incorporated by reference from Registrant’s September 30, 2007 Form 10-Q. The exhibit numbers correspond to the exhibit numbers in the referenced documents.

Exhibit No.	Description of Exhibit
(2) 3.1	1996 Amended Articles of Incorporation and the 1995 Amended and Restated Articles of Incorporation of Federal Trust

(2) 3.2	1995 Amended and Restated Bylaws of Federal Trust

(3) 3.3	1998 Articles of Amendment to Articles of Incorporation of Federal Trust

(4) 3.4	1999 Articles of Amendment to Articles of Incorporation of Federal Trust

(2) 4.0	Specimen of Common Stock Certificate

(5) 10.1	Amendment to Federal Trust 1998 Key Employee Stock Compensation Program

(6) 10.2	Amendment to Federal Trust 1998 Directors' Stock Option Plan

(6) 10.3	2005 Directors’ Stock Plan

(7) 10.4	Severance and Release Agreement with James V. Suskiewich

10.5	Employee Severance Agreement with Dennis T. Ward

10.6	Employee Severance Agreement with Gregory E. Smith

10.7	Employee Severance Agreement with Jennifer B. Brodnax

10.8	Employee Severance Agreement with Mark E. McRae

10.9	Amended Salary Continuation Agreement with Gregory E. Smith

10.10	Amended Salary Continuation Agreement with Jennifer B. Brodnax

10.11	Employee Stock Ownership Plan

(1) 14.1	Code of Ethical Conduct

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a)

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirement of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL TRUST CORPORATION (Registrant)

Date: March 14, 2008	By:	/s/ Dennis T. Ward
Dennis T. Ward
President and Chief Executive Officer

Date: March 14, 2008	By:	/s/ Gregory E. Smith
Gregory E. Smith
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Samuel C. Certo	Director	March 14, 2008
Samuel C. Certo

/s/ Robert G. Cox	Director	March 14, 2008
Robert G. Cox

/s/ Kenneth W. Hill	Director	March 14, 2008
Kenneth W. Hill

/s/ A. George Igler	Director	March 17, 2008
A. George Igler

/s/ Eric J. Reinhold		March 14, 2008
Eric J. Reinhold	Director

/s/ Dennis T. Ward	President, Chief Executive Officer	March 14, 2008
Dennis T. Ward	and Director

/s/ Charles R. Webb	Director	March 14, 2008
Charles R. Webb