Form 10-K/A
period 2007-12-31
FEDERAL TRUST CORP
filed 2008-04-29
CIK 842640

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Federal Trust Corporation and Subsidiaries (“Registrant”).

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K in accordance with General Instruction G(3) to include in the Form 10-K the information required to be filed pursuant to Part III of Form 10-K. The Registrant is also filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K to reflect information the Registrant included in its Registration Statement on Form S-1 filed on April 2, 2008.

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

General

Federal Trust Corporation is a Florida corporation that was organized in February 1989 for the purpose of becoming the unitary savings and loan holding company of Federal Trust Bank, a federally-chartered stock savings bank. Federal Trust Corporation has two primary operating subsidiaries, Federal Trust Bank and Federal Trust Mortgage Company. Federal Trust Corporation has also issued trust preferred securities through another subsidiary, Federal Trust Statutory Trust I. As a savings and loan holding company, Federal Trust Corporation has greater flexibility than Federal Trust Bank to diversify and expand its business activities, either through newly formed subsidiaries or through acquisitions. At December 31, 2007, Federal Trust Corporation had consolidated assets of $690.3 million, deposits of $481.7 million and shareholders’ equity of $39.7 million.

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

Subsidiaries

Federal Trust Bank is a federally-chartered stock savings bank headquartered in Sanford, Florida. It was organized in 1989 and currently conducts its business from its corporate headquarters and 11 branch offices. Federal Trust Bank’s primary business is obtaining funds in the form of customer deposits and Federal Home Loan Bank advances, and investing such funds in permanent loans secured by residential or commercial real estate, and in various types of construction, commercial and consumer loans and in investment securities. The Federal Deposit Insurance Corporation, an agency of the United States Government, insures all deposits of Federal Trust Bank, generally up to $100,000 per depositor, in accordance with the rules and regulations of the Federal Deposit Insurance Corporation. Federal Trust Bank is subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. See “Supervision and Regulation.”

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

Market Area and Competition

We provide a wide variety of community banking services through our 11 full-service branch offices located in Orange, Seminole, Volusia, Lake and Flagler Counties. The total population of the five-county area is approximately 2.3 million, with the majority of the population in Orange and Seminole Counties. Our Sanford branch is located approximately 20 miles northeast of downtown Orlando. Sanford is the second largest city in Seminole County and is the county seat. Our Winter Park branch is located 13 miles southeast of Sanford and approximately seven miles northeast of downtown Orlando. Our Casselberry, Wekiva and Lake Mary branches are located in Seminole County between our Sanford and Winter Park branches. Our Wekiva branch is located in southwest Seminole County approximately seven miles west of our Casselberry branch. Our administrative and operations offices are located in Sanford. New Smyrna Beach and Port Orange are located in Volusia County near the Atlantic Ocean, south of Daytona Beach, Florida. Deltona and Orange City are both located in the western part of Volusia County along the Interstate 4 corridor between Orlando and Daytona Beach. Eustis is located in Lake County, 26 miles west of our Sanford branch. In September 2007, we opened our Palm Coast branch in Flagler County, which is approximately 32 miles north of Daytona Beach; and the Wekiva branch located in Longwood, Florida, was opened in October 2007.

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

The maximum amount that Federal Trust Bank may loan to one borrower and the borrower’s related entities at December 31, 2007, was approximately $6.8 million. Due to the losses we recognized during 2007 and the corresponding decrease in our capital, our loans to one borrower limit decreased from $8.8 million at December 31, 2006. As a result, we have four loan relationships at December 31, 2007, aggregating $30.3 million that exceed our current regulatory lending limits. Federal Trust Bank will not be allowed to advance additional funds to these borrowers and will work with the borrowers to bring their loan balances within our current loan to one borrower limitation. One of these loans, which totaled $7.4 million, was paid in full subsequent to the end of 2007.

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

Employees

At December 31, 2007, we had a total of 120 full-time employees. We consider our working relations with our employees to be excellent. We currently maintain a comprehensive employee benefit program providing, among other benefits, hospitalization and major medical insurance, long-term disability insurance, life insurance, education assistance, an employee stock ownership plan and a 401(k) Plan. For 2007, we did not make a contribution to the employee stock ownership plan due to the reduction in earnings during the year. These benefits are considered by our management to be competitive with employee benefits provided by other major employers in our market areas. Our employees are not represented by any collective bargaining group.

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

Cease and Desist Orders

The Office of Thrift Supervision recently concluded examinations of the operations of Federal Trust Corporation and Federal Trust Bank. The Office of Thrift Supervision noted weaknesses and failures relating primarily to our real estate lending practices and asset quality, and their impact on our capital and earnings. We have taken action and implemented procedures that management believes will address the weaknesses identified by the Office of Thrift Supervision. However, the Office of Thrift Supervision has presented drafts of cease and desist orders to Federal Trust Corporation and Federal Trust Bank, which orders are designed to ensure that the weaknesses noted in the recently concluded examinations are properly addressed. We are in the process of negotiating the terms of these enforcement orders with the Office of Thrift Supervision. Although we cannot assure you what the final restrictions and requirements included in the enforcement orders will be, we believe the orders, once finalized, will provide that:

•

we will be required to submit for review and approval or non-objection by the Office of Thrift Supervision a capital plan to raise additional capital for Federal Trust Bank or, if the additional capital cannot be raised, to seek a merger or acquisition partner;

•

Federal Trust Bank will be required to submit for review and approval or non-objection by the Office of Thrift Supervision a detailed business plan to strengthen and improve Federal Trust Bank’s operations, earnings and capital;

•

Until the Office of Thrift Supervision has approved or provided its non-objection to Federal Trust Bank’s business plan, Federal Trust Bank will not be permitted to increase its current levels of construction loans, acquisition and development loans, non-residential permanent mortgage loans, land loans and certain other loans without the prior approval of the Office of Thrift Supervision;

•

Until the Office of Thrift Supervision has approved or provided its non-objection to Federal Trust Bank’s business plan, Federal Trust Bank will not be permitted to increase its total assets during any quarter in excess of an amount equal to the net interest credited on deposit liabilities during the quarter without the prior approval of the Office of Thrift Supervision;

•

Federal Trust Bank will be required to submit for review and approval or non-objection by the Office of Thrift Supervision an asset review program that will (i) strengthen and ensure the timely identification and proper classification of problem assets, (ii) ensure adequate and proper levels of the Allowance for Loan and Lease Losses, and (iii) establish individualized resolution plans for problem assets;

•

Federal Trust Bank will be required to submit for review and approval or non-objection by the Office of Thrift Supervision a liquidity plan to ensure that Federal Trust Bank maintains adequate short-term and long-term liquidity;

•	Federal Trust Bank will not be permitted to declare a dividend without the prior written approval of the Office of Thrift Supervision;

•

Federal Trust Bank will be required to revise its legal lending limit policies and procedures to ensure compliance with applicable law and devise an action plan to correct any legal lending limit violations;

•

Federal Trust Bank will not be permitted to enter into, renew or modify any agreements with Federal Trust Corporation or enter into affiliated transactions with Federal Trust Corporation, without prior approval of the Office of Thrift Supervision;

•

Federal Trust Bank will not be permitted to enter into any third-party contracts for services outside the normal course of business without prior review and approval of the Office of Thrift Supervision;

•	the Board of Directors of Federal Trust Bank will be required to submit a plan to strengthen the Board of Directors’ oversight of management and Federal Trust Bank’s operations;

•

the Board of Directors of Federal Trust Bank will be required to conduct a review of Federal Trust Bank’s lending functions and assess the qualifications, experience and proficiency of Federal Trust Bank’s management and lending staff; and

•

the Board of Directors of Federal Trust Bank will be required to establish a committee comprised of non-employee directors to monitor and coordinate Federal Trust Bank’s compliance with the provisions of the enforcement order.

U.S. Treasury Department Report

On March 31, 2008, the U.S. Treasury Department issued a report recommending ways in which the federal financial regulatory structure could be modernized. With respect to the banking industry, the report recommends the elimination of the federal thrift charter to the national bank charter over a two-year period and the merger of the Office of Thrift Supervision into the Office of the Comptroller of the Currency, the administrator of the national banks. Additionally, in the long term, the report recommends the consolidation of all federal banking regulators into a single new bank regulator and the establishment of a single federal bank charter. There can be no assurance that the report will result in legislation and that legislation would ultimately be enacted.

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

Brokered Deposits. Federal regulation imposes restrictions on the ability of financial institutions to accept brokered deposits. In general, well capitalized financial institutions may accept brokered deposits without the prior approval of the

Federal Deposit Insurance Corporation, while adequately capitalized financial institutions must obtain the approval of the Federal Deposit Insurance Corporation to accept, renew, or rollover brokered deposits. At December 31, 2007, Federal Trust Bank was considered adequately capitalized and, therefore, cannot accept additional brokered deposits without Federal Deposit Insurance Corporation approval. A total of $60.5 million in brokered deposits will mature during 2008. On March 14, 2008, we received conditional approval from the Federal Deposit Insurance Corporation to replace up to $16.0 million of brokered deposits through May 31, 2008. From December 31, 2007 through March 14, 2008, a total of $16.6 million of brokered deposits matured and were repaid. Of the remaining $43.9 million in brokered deposits that will mature during 2008, $18.8 million will mature through May 31, 2008. We may need to request additional waivers from the Federal Deposit Insurance Corporation with respect to the additional maturing brokered deposits beyond May 31, 2008. If we do not obtain a waiver from the Federal Deposit Insurance Corporation to permit us to renew or replace the additional maturing deposits beyond May 31, 2008, we may be required to repay these deposits through other sources of funds, including retail deposits in our local market and loan prepayments and sales. While it has been our strategy during 2006 and 2007 to reduce our reliance on brokered deposits through the opening of additional branch offices and slowing our growth, the brokered deposit restriction could force us to pay higher rates on our deposit products or sell loans at less than favorable terms in order to repay the maturing deposits. As a result, this restriction could cause Federal Trust Bank to increase our interest cost or to incur losses on the sale of loans, both of which would adversely affect earnings in 2008.

Liquidity. The term “liquidity” refers to the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. A federal savings association is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

We expect to enter into cease and desist orders with the Office of Thrift Supervision. These orders will significantly restrict our operations. The failure to comply with these orders can result in significant penalties.

The Office of Thrift Supervision recently concluded examinations of the operations of Federal Trust Corporation and Federal Trust Bank. The Office of Thrift Supervision noted weaknesses and failures relating primarily to our real estate lending practices and asset quality, and their impact on our capital and earnings. We have taken action and implemented procedures that management believes will address the weaknesses identified by the Office of Thrift Supervision. However, the Office of Thrift Supervision has presented drafts of cease and desist orders to Federal Trust Corporation and Federal Trust Bank, which orders are designed to ensure that the weaknesses noted in the recently concluded examinations are properly addressed. We are in the process of negotiating the terms of these enforcement orders with the Office of Thrift Supervision. Although we cannot assure you what the final restrictions and requirements included in the enforcement orders will be, we believe the orders, once finalized, will provide that:

•

we will be required to submit for review and approval or non-objection by the Office of Thrift Supervision a capital plan to raise additional capital for Federal Trust Bank or, if the additional capital cannot be raised, to seek a merger or acquisition partner;

•

Federal Trust Bank will be required to submit for review and approval or non-objection by the Office of Thrift Supervision a detailed business plan to strengthen and improve Federal Trust Bank’s operations, earnings and capital;

•

Until the Office of Thrift Supervision has approved or provided its non-objection to Federal Trust Bank’s business plan, Federal Trust Bank will not be permitted to increase its current levels of construction loans, acquisition and development loans, non-residential permanent mortgage loans, land loans and certain other loans without the prior approval of the Office of Thrift Supervision;

•

Until the Office of Thrift Supervision has approved or provided its non-objection to Federal Trust Bank’s business plan, Federal Trust Bank will not be permitted to increase its total assets during any quarter in excess of an amount equal to the net interest credited on deposit liabilities during the quarter without the prior approval of the Office of Thrift Supervision;

•

Federal Trust Bank will be required to submit for review and approval or non-objection by the Office of Thrift Supervision an asset review program that will (i) strengthen and ensure the timely identification and proper classification of problem assets, (ii) ensure adequate and proper levels of the Allowance for Loan and Lease Losses, and (iii) establish individualized resolution plans for problem assets;

•

Federal Trust Bank will be required to submit for review and approval or non-objection by the Office of Thrift Supervision a liquidity plan to ensure that Federal Trust Bank maintains adequate short-term and long-term liquidity;

•	Federal Trust Bank will not be permitted to declare a dividend without the prior written approval of the Office of Thrift Supervision;

•

Federal Trust Bank will be required to revise its legal lending limit policies and procedures to ensure compliance with applicable law and devise an action plan to correct any legal lending limit violations;

•

Federal Trust Bank will not be permitted to enter into, renew or modify any agreements with Federal Trust Corporation or enter into affiliated transactions with Federal Trust Corporation, without prior approval of the Office of Thrift Supervision;

•

Federal Trust Bank will not be permitted to enter into any third-party contracts for services outside the normal course of business without prior review and approval of the Office of Thrift Supervision;

•	the Board of Directors of Federal Trust Bank will be required to submit a plan to strengthen the Board of Directors’ oversight of management and Federal Trust Bank’s operations;

•

the Board of Directors of Federal Trust Bank will be required to conduct a review of Federal Trust Bank’s lending functions and assess the qualifications, experience and proficiency of Federal Trust Bank’s management and lending staff; and

•

the Board of Directors of Federal Trust Bank will be required to establish a committee comprised of non-employee directors to monitor and coordinate Federal Trust Bank’s compliance with the provisions of the enforcement order.

In the event we are in material non-compliance with the terms of such cease and desist orders, the Office of Thrift Supervision has the authority to subject us to the terms of a more restrictive enforcement order, to impose civil money penalties on us and our directors and officers, and to remove directors and officers from their positions with Federal Trust Corporation and Federal Trust Bank.

An inability to improve our regulatory capital position could adversely affect our operations.

At December 31, 2007, Federal Trust Bank was classified as “adequately capitalized,” and not “well capitalized.” This further restricts our operations beyond restrictions that we expect to be imposed by the cease and desist orders. As a result of our capital levels: (i) our loans to one borrower limit has been reduced, which affects the size of the loans that we can originate and also requires us to sell, participate, or refuse to renew loans that exceed our lower loans to one borrower limit, both of which could negatively impact our earnings; (ii) we cannot renew or accept brokered deposits without prior regulatory approval; (iii) we must obtain prior regulatory approval to undertake any branch expansion activities; and (iv) we will pay higher insurance premiums to the Federal Deposit Insurance Corporation, which will reduce earnings. To mitigate or resolve these restrictions, we have commenced efforts to raise additional capital and reduce the amount of Federal Trust Bank’s assets to improve our capital ratios to satisfy the “well capitalized” requirements. There is no assurance at this time, however, that we will be able to raise additional capital or reduce Federal Trust Bank’s assets on favorable terms.

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

We may experience increased costs of liquidity in future periods as a result of our current financial condition.

In recent periods, we have experienced an increase in non-performing assets, an increase in our allowance for loan losses and an increase in competition in our primary market area, as well as a decrease in interest rates. As a result of our recent financial condition, the Federal Home Loan Bank of Atlanta has decided not to provide us additional advances. Additionally, as a result of Federal Trust Bank being considered “adequately capitalized,” we may not accept brokered deposits without prior regulatory approval. Collectively, these factors reduce our liquidity and require us to seek alternative sources of liquidity to fund our operations and, in particular, the origination of new loans, the support of our continued growth and other strategic initiatives. Historically, we have had access to a number of alternative sources of liquidity, but given our financial performance and the recent downturn in the credit and liquidity markets, there is no assurance that we will have access to funding sources or whether terms will be favorable to us. If our funding costs increase, this will impede our growth and will have an adverse effect on our business, financial condition and results of operations.

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

We experienced a net loss of $14.2 million for the year ended December 31, 2007. The loss for the year ended December 31, 2007 was caused primarily by a significant increase in non-performing assets, which necessitated a provision for loan losses of $16.4 million, compared to a provision of $639,000 for the year ended December 31, 2006. We charged off $7.6 million of loans during 2007 (compared to $39,000 during 2006), and non-accrual loans (generally loans 90 days or more past due in principal or interest payments) increased to $38.2 million, or 6.4% of total loans at December 31, 2007, compared to $12.0 million, or 1.9% of total loans at December 31, 2006. In addition, we experienced a decline in net interest income to $11.7 million for the year ended December 31, 2007 compared to $15.7 million for the year ended December 31, 2006, and we had non-interest expense of $19.5 million for the year ended December 31, 2007, compared to $12.5 million for the year ended December 31, 2006. Non-interest expense for 2007 included a $2.9 million charge for the severance and retirement obligation related to the termination of our former Chief Executive Officer, which included $1.1 million to be paid pursuant to the termination of his employment agreement and $1.8 million pursuant to his supplemental retirement plan. We cannot assure you that we will generate net income or achieve profitability in the future.

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

We may not be able to continue to support the realization of our deferred tax asset.

We calculate income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” which requires the use of the asset and liability method. In accordance with SFAS No. 109, we regularly assess available positive and negative evidence to determine whether it is more likely than not that our deferred tax asset balances will be recovered from (a) reversals of deferred tax liabilities, (b) potential utilization of net operating loss carrybacks, (c) tax planning strategies and (d) future taxable income. At December 31, 2007, our deferred tax asset was $8.0 million, for which we have not established a valuation allowance. We recognized the deferred tax asset because management believes, based on detailed financial projections, that it is more likely than not, we will have sufficient future earnings to utilize this asset to offset future income tax liabilities. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires the future occurrence of circumstances that cannot be predicted with certainty. We cannot assure you that we will achieve sufficient future taxable income as the basis for the ultimate realization of our deferred tax asset and therefore we may have to establish a full or partial valuation allowance at some point in the future. If we determine that a valuation allowance is necessary, this would require us to incur a charge to earnings that would adversely impact our capital position and cause significant deterioration to our regulatory capital ratios. At December 31, 2007, we had $4.7 million of allowable deferred tax assets for regulatory capital purposes which is the amount that is expected to be recovered based on a two year net operating loss carryback calculation. There is no assurance that we will be able to continue to recognize any or all of the deferred tax asset for regulatory capital purposes.

We make and hold in our portfolio a significant number of land acquisition, development and construction loans, which are considered to have greater credit risk than other types of loans typically made by financial institutions.

We offer land acquisition, development and construction loans for builders and developers. As of December 31, 2007, approximately $73.8 million, or 12.4%, of our gross loan portfolio represented loans for which the related property is neither presold nor preleased. The majority of these loans are for residential developments. These land acquisition, development and construction loans are considered more risky than other types of residential mortgage loans. The primary credit risks associated with land acquisition, development and construction lending are underwriting, project risks and market risks. Project risks include cost overruns, borrower credit risk, project completion risk, general contractor credit risk, and environmental and other hazard risks. Market risks are risks associated with the sale of the completed residential units. They include affordability risk, which means the risk of affordability of financing by borrowers, product design risk, and risks posed by competing projects. While we believe we have established adequate reserves on our financial statements to cover the credit risk of our land acquisition, development and construction loan portfolio, there can be no assurance that losses will not exceed our reserves, which could adversely impact our future earnings.

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

In response to the dramatic deterioration of the subprime, mortgage, credit and liquidity markets, the Federal Reserve recently has taken action on six occasions to reduce interest rates by a total of 300 basis points since September 2007 and may reduce rates again), which likely will reduce our net interest income for 2008. Any reduction in our net interest income would negatively affect our business, financial condition, liquidity, operating results, cash flows and/or the price of our securities.

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

Federal Trust Corporation is a savings and loan holding company and relies upon dividends from Federal Trust Bank to fund a significant portion of its operations. We use dividends from Federal Trust Bank to service our debt obligations, and our ability to service our debt is further subject to restrictions under our indentures and loan covenants. Federal Trust Bank’s ability to pay dividends or make other capital distributions to Federal Trust Corporation is subject to the regulatory authority of the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. Because of Federal Trust Bank’s operating losses for the year ended December 31, 2007, Federal Trust Bank cannot pay dividends to Federal Trust Corporation without prior regulatory approval.

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

We compete with these institutions both in attracting deposits and in making loans. In addition, to maintain or increase our customer base, we have to attract new customers from other existing financial institutions and from new residents entering our market area. Many of our competitors are well-established, larger financial institutions. While we believe we can and do successfully compete with these other financial institutions in our primary markets, we may face a competitive disadvantage as a result of our smaller size, lack of geographic diversification and inability to spread our marketing costs across a broader market. Although we compete by concentrating our marketing efforts in our primary markets with local advertisements, personal contacts, and greater flexibility and responsiveness in working with local customers, we can give no assurance that this strategy will be successful.

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

We may face risks with respect to future expansion and mergers or acquisitions.

As a part of our strategy, in the future, we may seek to increase the size of our franchise through branch expansion and growth, and by aggressively pursuing business development opportunities. We may also consider and enter into new lines of business or offer new products or services. We also may receive future inquiries and have discussions with financial institutions that are interested in acquiring us. Acquisitions and mergers involve a number of risks, including:

•	the time and costs associated with identifying and evaluating potential merger and acquisition partners;

•	the estimates and judgments used to evaluate credit, operations, management and market risks with respect to the target institution may not be accurate;

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

To carry out some of our expansion plans, we would be required to obtain permission from the Office of Thrift Supervision. Application for the acquisition of existing thrifts and banks are submitted to the federal and state bank regulatory agencies for their approval. The future climate for regulatory approval is impossible to predict. Regulatory agencies could prohibit or otherwise significantly restrict our expansion plans, as well as those of our subsidiaries, which could limit our ability to increase revenue.

Additionally, we may incur substantial costs to expand, and we can give no assurance that such expansion will result in the levels of profits we seek. There can be no assurance that, integration efforts for any future mergers or acquisitions will be successful. Also, we may issue equity securities, including common stock and securities convertible into shares of our common stock in connection with future acquisitions, which could cause ownership and economic dilution to our current shareholders. There is no assurance that, following any future merger or acquisition, our integration efforts will be successful or that our company, after giving effect to the acquisition, will achieve financial performance comparable to or better than our historical experience.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table sets forth certain information on our principal offices ($ in thousands):

	Net Carrying Value of Real Property	Lease Expiration
Sanford Branch (opened 1998)	$1,095	N/A
420 West First Street
Sanford, Florida 32771
Winter Park Branch (opened 2000)	$159	12/31/09
655 West Morse Blvd.
Winter Park, Florida 32789
Casselberry Branch (opened 2002)	$1,280	N/A
487 Semoran Boulevard
Casselberry, Florida 32707
New Smyrna Beach Branch (opened 2003)	$45	10/11/25
761 East Third Avenue
New Smyrna Beach, Florida 32169
Orange City Branch (opened 2003)	$1,295	N/A
2690 Enterprise Road
Orange City, Florida 32763
Deltona Branch (opened 2003)	$890	N/A
901 Doyle Road
Deltona, Florida 32725
Lake Mary Branch (opened 2006) (1)	$1,229	3/31/25
791 Rinehart Road
Lake Mary, Florida 32746
Port Orange Branch (opened 2006)	$1,579	N/A
3880 S. Nova Road
Port Orange, Florida 32127
Eustis Branch (opened 2006)	$1,465	N/A
256 W. County Road 44
Eustis, Florida 32726
Palm Coast Branch (opened 2007) (2)	$1,987	7/06/26
108 Central Avenue
Palm Coast, Florida 32164
Wekiva Branch (opened 2007)	$660	N/A
505 Wekiva Springs Road, Ste 700
Longwood, Florida 32779
Corporate Headquarters (3)	$5,968	N/A
312 West First Street
Sanford, Florida 32771

(1)	Federal Trust Bank has a ground lease on the Lake Mary branch site. The lease has a 20 year term with optional renewal periods. The building and improvements for the branch are owned by Federal Trust Bank.

(2)	Federal Trust Bank has a ground lease on the Palm Coast branch site. The lease has a 20 year term with optional renewal periods. The building and improvements for the branch are owned by Federal Trust Bank.

(3)	On January 30, 2007, we exercised our option to purchase the Sanford corporate headquarters building. The net settlement amount including closing costs was $2.4 million. The building has a total of 48,994 rentable square feet of which we occupy 28,168 square feet and 20,826 square feet is rented to various non-affiliated tenants.

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

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	In June 2003, Federal Trust Corporation’s stock began trading on the American Stock Exchange under the symbol “FDT.” Prior to that, our common stock traded on the NASDAQ Small Cap Market under the symbol “FDTR.” As of February 25, 2008, there were 357 registered holders of common stock of Federal Trust Corporation, some of which are “street name” holders. We paid cash dividends of $.08 per share in 2007 ($.04 per share for the first and second quarters of 2007) and $.17 per share during 2006 ($.04 per share for the first, second, and fourth quarters of 2006 and $.05 per share for the third quarter). In addition, we paid a 2% stock dividend to shareholders in the third quarter of 2006. For information regarding our ability to pay dividends, see “Supervision and Regulation– Capital Distributions.”

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Federal Trust Corporation	100.00	195.25	251.60	315.42	261.43	54.04
Russell 3000	100.00	131.06	146.71	155.69	180.16	189.42
SNL Southeast Thrift Index	100.00	151.65	179.27	163.14	191.73	82.56

The source of the Total Return Performance graph is SNL Financial LC.

The following table lists the low and high closing stock prices for the periods indicated.

	Calendar Year 2007		Calendar Year 2006
	Low $	High $	Low $	High $
First Quarter	$9.71	$10.37	$11.60	$12.52
Second Quarter	8.10	10.10	10.36	12.15
Third Quarter	4.30	8.25	10.00	11.05
Fourth Quarter	2.05	5.10	9.77	10.5

(b)	Not Applicable.

(c)	There were no stock repurchases during the fourth quarter ended December 31, 2007.

ITEM 6.	SELECTED FINANCIAL DATA

CONSOLIDATED FINANCIAL HIGHLIGHTS

($ in thousands, except per share amounts)

	2007	2006	2005	2004	2003
AT YEAR END:
Total assets	$690,264	$722,964	$735,416	$603,131	$468,198
Loans, net	563,234	603,917	630,827	521,331	398,401
Securities available for sale	52,449	65,558	50,080	41,172	33,615
Deposits	481,729	472,794	471,062	404,116	314,630
Federal Home Loan Bank advances	152,000	179,700	201,700	143,700	107,700
Stockholders’ equity	39,686	54,620	44,141	39,387	26,457
Book value per share	4.22	5.86	5.23	4.86	3.97
Shares outstanding (*)	9,393,919	9,319,603	8,443,105	8,101,287	6,656,739
Equity-to-assets ratio	5.75%	7.56%	6.00%	6.53%	5.65%
FOR THE YEAR ENDED:
Interest income	$42,486	$43,842	$33,977	$24,609	$20,921
Interest expense	30,797	28,114	19,336	10,851	9,750
Net interest income	11,689	15,728	14,641	13,758	11,171
Provision for loan losses	16,412	639	650	1,180	650
Net interest (loss) income after provision for loan losses	(4,723)	15,089	13,991	12,578	10,521
Other income	944	2,226	2,533	2,391	2,358
Other-than-temporary impairment	749	—	—	1,055	—
Other expenses	18,742	12,461	9,791	9,334	8,826
Net (loss) earnings	(14,163)	3,410	4,436	3,089	2,777
Basic (loss) earnings per share	(1.51)	.38	.54	.43	.42
Diluted (loss) earnings per share	(1.51)	.37	.53	.42	.41
Average common shares outstanding	9,363,223	9,002,900	8,107,277	7,082,421	6,548,957
Return (loss) on average assets	(1.97)%	.46%	.66%	.59%	.64%
Return (loss) on average equity	(26.83)%	6.70%	10.70%	9.80%	10.79%
Net interest margin	1.74%	2.33%	2.34%	2.86%	2.81%
Average equity to average assets ratio	7.33%	6.92%	6.16%	6.02%	5.95%
Dividend payout ratio	—%	44.74%	24.03%	20.36%	11.81%
Allowance for loan losses as a percent of loans, net	2.42%	.84%	.71%	.74%	.70%

*	Net of unallocated ESOP shares of 42,386, 31,939, 21,789 and 119,375 as of December 31, 2007, 2006, 2005 and 2004, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Total assets at December 31, 2007 were $690.3 million, a decrease of $32.7 million, or 4.5%, from December 31, 2006. Net loans declined by $40.7 million, or 6.7% from December 31, 2006 to $563.2 million at December 31, 2007. Total deposits and Federal Home Loan Bank advances at December 31, 2007, were $481.7 million and $152.0 million, respectively, compared to $472.8 million and $179.7 million, respectively at the end of 2006.

Stockholders’ equity was $39.7 million at December 31, 2007, compared to $54.6 million at December 31, 2006. The book value per share declined to $4.22 at December 31, 2007, from $5.86 at December 31, 2006. We paid total cash dividends per share of $.08 per share in 2007, compared to $.17 per share in 2006.

Business Strategy

Our current business strategy is to build a profitable, well capitalized, full-service community bank with operations in Central Florida. As part of this strategy, we have focused on creating a strong community bank branch network serving our primary market area with competitive deposit and loan products. We also emphasize flexible and personalized services to individual customers and our target customer base of locally owned small-and medium-sized businesses, professional firms, non-profit companies, entrepreneurs and their business interests. Over the last several years, our branch expansion strategy has focused on markets in Central Florida that have favorable growth characteristics. We have completed our short-term expansion plans by opening five de novo branch locations in 2006 and 2007, which brings our total number of branch offices to 11. We will continue to leverage our existing investment in branches to reduce our reliance on wholesale funding sources in favor of lower cost transaction accounts and increase our loan opportunities with our retail and small business customer base.

Our executive management team has changed substantially over the past year, primarily with the addition of Dennis T. Ward, who joined our company in February 2007 and was appointed President and Chief Executive Officer in September 2007. We have also hired our Executive Vice President and Senior Loan Officer, Mark E. McRae, and our Senior Vice President and Chief Credit Officer, Lindsay Sandham. The primary strategy of our management team, all of whom have considerable banking experience, is to build core relationships and better utilize our existing franchise to generate future growth when economic conditions improve. During 2007, we also hired a new sales manager for our branches, implemented new training procedures for our staff and focused our efforts on developing a broader range of financial products, in order to establish a framework for an enhanced business and sales culture that will better enable us to service our customers. These initiatives, along with our strategically located branch network, complement our effort to originate loans to retail, commercial and business customers in our Central Florida branch footprint. Our current intention is not to pursue any further purchases of pools of residential real estate loans, which we have pursued in the past.

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

As discussed previously, at December 31, 2007, Federal Trust Bank was classified as “adequately capitalized” for regulatory purposes, and not “well capitalized.” In the immediate term, the primary effect of this classification is that we cannot renew, replace or accept brokered deposits without prior regulatory approval. A total of $60.5 million in brokered deposits will mature during 2008. On March 14, 2008, we received conditional approval from the Federal Deposit Insurance Corporation to replace up to $16.0 million of brokered deposits through May 31, 2008. From December 31, 2007 through March 14, 2008, a total of $16.6 million of brokered deposits matured and were repaid. Of the remaining $43.9 million in brokered deposits that will mature during 2008, $18.8 million will mature through May 31, 2008. Similarly, as a result of the Federal Home Loan Bank of Atlanta’s assessment of our recent financial condition, we will not be able to access additional advances from the Federal Home Loan Bank. At the end of February 2008, our total Federal Home Loan Bank advances were $168.0 million. The inability to access these sources of funds places significant limitations on our ability to fund new loans, and requires us to generate liquidity from other funding sources to pay deposit withdrawals and to repay existing borrowings as they mature. One of our fixed-rate Federal Home Loan Bank advances, for $12.0 million, is scheduled to mature in December 2008, and 12 convertible advances with a total balance of $97.0 million and with rates ranging from 3.22% to 4.81% are callable during 2008. Although we do not know whether the Federal Home Loan Bank will call these advances with callable dates, due to the current level of market interest rates, Federal Trust Bank does not anticipate that the convertible advances will be called during 2008. However, subsequent to December 31, 2007, in order to provide additional liquidity and reduce our balance sheet in an effort to again be considered “well capitalized” for regulatory purposes, we sold $7.7 million in residential mortgage loans and $8.3 million of municipal bonds, and we had $45.0 million of overnight liquid assets invested in federal funds sold at the end of February 2008. We also anticipate that we will raise additional capital in the immediate future. There is no assurance that we will be able to raise additional capital or reduce Federal Trust Bank’s assets under favorable terms, if at all. Even if we raise additional capital, we may need to request additional waivers from the Federal Deposit Insurance Corporation with respect to the additional maturing brokered deposits beyond May 31, 2008.

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

The allowance for loan losses is based on ongoing assessments of the probable estimated losses inherent in the loan portfolio. Our methodology for assessing the appropriate allowance level consists of several key elements described in the section “Business—Lending Activities – Allowance for Loan Losses.” The allowance for loan losses is also discussed in Notes 1 and 3 to the consolidated financial statements appearing in Item 8 of this annual report. The significant accounting policies are discussed in Note 1 to the consolidated financial statements.

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

The following table sets forth information on our loan portfolio by type, and the amounts provided include loans held for sale ($ in thousands):

	At December 31,
	2007		2006		2005		2004		2003
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Residential loans:
Mortgages	$359,954	60.3%	$356,133	56.4%	$399,973	56.6%	$374,581	70.8%	$302,083	75.4%
Lot	39,994	6.7	42,676	6.7	40,203	5.7	41,369	7.8	20,816	5.2
Construction	21,926	3.7	36,570	5.8	81,572	11.5	5,405	1.0	780	0.2

Total residential loans	421,874	70.7	435,379	68.9	521,748	73.8	421,355	79.6	323,679	80.8

Commercial loans:
Real estate secured	85,492	14.3	93,095	14.7	71,253	10.1	56,267	10.6	47,918	12.0
Land, development and construction	73,752	12.3	88,586	14.0	90,794	12.8	38,091	7.2	16,524	4.1
Commercial business	15,866	2.7	15,308	2.4	22,529	3.2	13,257	2.5	11,639	2.9

Total commercial loans	175,110	29.3	196,989	31.1	184,576	26.1	107,615	20.3	76,081	19.0
Consumer loans	214	–	125	—	447	0.1	657	0.1	864	0.2

Total loans	597,198	100.0%	632,493	100.0%	706,771	100.0%	529,627	100.0%	400,624	100.0%

Add (deduct):
Allowance for loan losses	(13,869)		(5,098)		(4,477)		(3,835)		(2,779)
Net premiums, discounts, deferred fees and costs	3,033		3,567		4,584		3,524		3,346
Loans in process	(23,128)		(27,045)		(76,051)		(7,985)		(2,790)

Net loans	$563,234		$603,917		$630,827		$521,331		$398,401

Residential mortgage loans, not including construction and lot loans, continued to comprise the largest group of loans in our loan portfolio, totaling $360.0 million, or 60% of the total loan portfolio at December 31, 2007, up from $356.1 million, or 56% of the total loan portfolio at December 31, 2006. We offer and purchase adjustable rate mortgage loans with maturities up to 30 years. As of December 31, 2007, approximately 93% of our residential loan portfolio consisted of adjustable-rate mortgage loans and 7% were fixed-rate. Fixed-rate loans are generally underwritten to secondary market standards to insure liquidity and interest-rate risk protection. Residential lot loans totaled $40.0 million, or 7% of total loans at December 31, 2007. These loans are secured by developed lots ready for construction of single-family homes. As a result of the softening in the housing market during 2007, we also reduced our residential construction loans to $21.9 million, or 4% of total loans at December 31, 2007, from $36.6 million, or 6% of total loans at the end of 2006. These loans are generally secured by property in Southwest Florida and Central Florida and are underwritten directly to the individual or family for their primary residence or second home.

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

Contractual Repayments. Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of loans is substantially less than their average contractual terms because of prepayments. In addition, due-on-sale clauses on loans generally give Federal Trust Bank the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of a mortgage loan tends to be affected by a variety of factors, including changes in real estate values, interest rates and general economic conditions. Residential lot loans generally mature in less than five years and are typically repaid or converted to a construction loan when the owner begins construction of the residence. Construction loans generally mature in one year or less.

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

Loans that Federal Trust Bank and Federal Trust Mortgage Company originate are generally secured by real estate located in our primary lending area of Central Florida. Sources for residential mortgage loan originations include direct solicitation by employed loan originators, depositors and other existing customers, advertising and referrals from real estate brokers, mortgage brokers and developers. Our residential mortgage loans are originated in accordance with written underwriting standards approved by Federal Trust Bank’s Board of Directors. Most fixed-rate loan originations are eligible for sale to Fannie Mae and other investors in the secondary market.

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

Non-performing Loans and Foreclosed Assets. When a borrower fails to make a required payment on a loan, we take a number of steps to induce the borrower to cure the delinquency and restore the loan to current status. We attempt to collect the payment by contacting the borrower through our in-staff commercial loan officers or through our third party residential loan servicer. If a payment on a loan has not been received by the end of a grace period, notices are sent with follow-up contacts made thereafter. In many cases, the delinquencies are cured promptly. If the delinquency exceeds 90 days and is not cured through normal collection procedures, more formal measures are instituted to remedy the default, including the commencement of foreclosure proceedings. If foreclosure is effected, the property is sold at a public auction in which we typically participate as a bidder. If we are the successful bidder, the acquired real estate property is then included in our “foreclosed assets” account until it is sold. When assets are acquired through foreclosure, they are recorded at the lower of cost or fair value less estimated selling costs at the date of acquisition and any write-down resulting therefrom is charged to the allowance for loan losses. At December 31, 2007, our foreclosed assets totaled $9.5 million, which included $2.5 million on a vacant parcel in the Florida Panhandle that was intended for a condominium project. The remaining balance includes 30 developed residential lots, 12 single-family residences and five condominium and townhouse units. Of these residential properties, 21 residential lots and 11 single-family residences for a total of $5.7 million, came from loans to two related residential builders whose customers failed to begin construction of their home as originally negotiated, or close on their home purchases when construction was completed. Under federal regulations, we are permitted to finance sales of foreclosed assets by “loans to facilitate,” which may involve more favorable interest rates and terms than generally would be granted under our underwriting guidelines. At December 31, 2007, we had no loans to facilitate the sale of foreclosed assets.

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

Our non-accrual residential construction loans at December 31, 2007, totaled $7.3 million for loans to individual borrowers, primarily secured by properties located in Lee County in Southwest Florida. These loans were originated by Transland

Financial Services, Inc. and acquired by Federal Trust Bank. Included in this amount was $4.1 million in loans for 20 single-family residences, three of which are partially completed and the remainder are completed homes that were never closed or occupied by the original buyer. An additional $2.7 million of this amount is for 22 developed lots where the original intent of the borrowers was to construct single-family residences, but the construction was delayed and the borrowers defaulted on the loans. Substantially all of these construction loans are in the process of foreclosure. The remaining $500,000 balance of the loans originated by Transland Financial Services, Inc. related to unremitted loan proceeds that were collected from Federal Trust Bank’s insurance carrier subsequent to December 31, 2007.

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

Classified Assets; Potential Problem Loans. Federal regulations and Federal Trust Bank’s policies define “Classified Assets” as either loans or other assets, such as debt and equity securities, which have elevated risk or weaknesses and are classified as either “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the institution will sustain “some loss” if the deficiencies are not corrected. “Doubtful” assets have all of the weaknesses inherent in “substandard” assets, with the added characteristic that the weaknesses make “collection or liquidation in full,” on the basis of currently existing facts, conditions and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. In addition, our policies require that assets which have one or more weaknesses but do not currently expose us to sufficient risk to warrant classification as substandard but possess other weaknesses are designated “special mention.”

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

At December 31, 2007, the allowance for loan losses was $13.9 million, or 36.3% of non-performing loans and 2.42% of total loans net of loans in process at that date. At December 31, 2006, the allowance for loan losses was $5.1 million, or 42.6% of non-performing loans and .84% of total loans net of loans in process at that date. The allowance at December 31, 2007, consisted of reserves for performing loans in the portfolio and reserves against certain impaired loans based on management’s evaluation of these individual loans.

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

The following table sets forth the carrying values of our total investments and liquidity as of the dates indicated ($ in thousands):

	At December 31,
	2007	2006	2005
Interest-earning deposits	$1,131	$1,585	$6,424
Mortgage-backed securities	20,169	26,960	21,807
Debt securities:
Government sponsored enterprises	10,703	8,855	4,798
Municipal bonds	15,237	14,056	12,321
Corporate debt	1,495	5,289	5,068
Trust preferred securities	4,785	6,489	—
Equity securities:
Federal Home Loan Bank stock	8,129	9,591	10,273
Corporate equity	60	3,909	6,086

Total investment portfolio	$61,709	$76,734	$66,777

The following table sets forth the remaining maturity and weighted-average yields as of December 31, 2007 ($ in thousands):

	One Year or Less		Over One Year to Five Years		Over Five Years to Ten Years		More Than Ten Years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
Interest-earning deposits	$1,131	5.04%	$—	—%	$—	—%	$—	—%	$1,131	5.04%
Mortgage-backed securities (*)	—	—	—	—	—	—	20,169	5.46	20,169	5.46
Government sponsored enterprises	—	—	—	—	2,358	5.44	8,345	6.59	10,703	6.34
Municipal bonds	100	6.06	958	6.21	6,351	6.46	7,828	6.42	15,237	6.42
Corporate debt	—	—	—	—	1,495	4.38	—	—	1,495	4.38
Trust preferred securities	—	—	—	—	—	—	4,785	6.23	4,785	6.23
FHLB stock (*)	—	—	—	—	—	—	8,129	5.99	8,129	5.99
Corporate equity securities (*)	—	—	—	—	—	—	60	1.53	60	1.53

Total	$1,231	5.12%	$958	6.21%	$10,204	5.92%	$49,316	5.96%	$61,709	5.94%

*	Estimated and scheduled prepayments of principal on mortgage-backed securities are not allocated in the above table, and corporate equity securities and Federal Home Loan Bank stock are perpetual investments with no maturity date.

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

At December 31, 2007, Federal Trust Bank’s capital ratio fell below the “well capitalized” level and, therefore, we cannot renew, replace or accept brokered deposits until we are “well capitalized,” or we receive a waiver from the Federal Deposit Insurance Corporation. A total of $60.5 million in brokered deposits will mature during 2008. On March 14, 2008, we received conditional approval from the Federal Deposit Insurance Corporation to replace up to $16.0 million of brokered deposits through May 31, 2008. From December 31, 2007 through March 14, 2008, a total of $16.6 million of brokered deposits matured and were repaid. Of the remaining $43.9 million in brokered deposits that will mature during 2008, $18.8 million will mature through May 31, 2008. We may need to request additional waivers from the Federal Deposit Insurance Corporation with respect to the additional maturing brokered deposits beyond May 31, 2008. If we do not obtain a waiver from the Federal Deposit Insurance Corporation to permit us to renew or replace the additional maturing brokered deposits beyond May 31, 2008, we may be required to repay these deposits through other sources of funds, including retail deposits in our local market and loan prepayments and sales. While it has been our strategy during 2007 and 2006 to reduce our reliance on brokered deposits through the opening of additional branch offices and slowing our growth, the brokered deposit restriction could force us to pay higher rates on our other deposit products or sell loans at less than favorable terms in order to repay these maturing deposits as they come due.

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

As a result of the Federal Home Loan Bank of Atlanta’s assessment of our recent financial condition, we will not be able to access additional advances from the Federal Home Loan Bank. At the end of February 2008, our total Federal Home Loan Bank advances were $168.0 million. One fixed-rate advance for $12.0 million is scheduled to mature in December 2008, and 12 convertible advances with a total balance of $97.0 million and with rates ranging from 3.22% to 4.81% are callable during 2008. Although we do not know whether the Federal Home Loan Bank will call those advances with callable dates, due to the current level of market interest rates, Federal Trust Bank does not anticipate that the convertible advances will be called during 2008. At December 31, 2007, Federal Trust Bank had repaid the entire overnight advance balance under the daily rate credit program. At the end of February 2008, our daily rate credit balance was $9.0 million.

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

At December 31, 2007, the security agreement with the Federal Home Loan Bank included a blanket floating lien requiring Federal Trust Bank to maintain qualifying first mortgage loans as pledged collateral for our advances. In addition, at December 31, 2007, Federal Trust Bank pledged investment securities with a fair value of $18.0 million and Federal Home Loan Bank stock of $8.1 million. In 2008, we were informed by the Federal Home Loan Bank that we cannot continue to utilize the blanket floating lien at the present time. We will be required to pledge specific qualifying first mortgage loans and investment securities to the Federal Home Loan Bank as collateral for our advances and deliver possession of such collateral to the Federal Home Loan Bank or its custodian. At the end of February 2008, we had a total of $168.0 million in advances outstanding. We are in process of identifying the mortgage loans that will be pledged to the Federal Home Loan Bank for the remainder of the advance balance. The Federal Home Loan Bank also requires the purchase of Federal Home Loan Bank common stock in proportion to the amount of advances outstanding.

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

For purposes of our gap analysis, we have included our Federal Home Loan Bank advances in the periods when the advances will mature rather than the next scheduled call date. At December 31, 2007, we had $50.0 million in fixed rate advances that mature between December 2008 and August 2009, with interest rates between 4.76% and 5.35%. We also had callable advances of $102 million at December 31, 2007, of which $97 million is callable during 2008 and the remaining $5 million is callable in 2009. These advances will mature between 2010 and 2017. The interest rates on the advances range from 3.22% to 4.81% and are higher than current rates on callable advances, so, although we do not know if the Federal Home Loan Bank will call the advances with callable dates, we do not anticipate that these advances will be called in 2008.

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

	Three Months or Less	More than Three Months to Six Months	More than Six Months to 12 Months	More than One Year to Three Years	More than Three Years to Five Years	More than Five Years to Ten Years	More than Ten Years	Total
Rate-sensitive assets:
Residential lending	$83,694	$55,988	$93,870	$114,513	$50,544	$6,284	$16,981	$421,874
Commercial and consumer lending	130,178	2,106	4,643	13,550	15,533	7,210	2,104	175,324
Mortgage-backed securities	402	408	1,099	4,701	2,369	5,034	6,156	20,169
Debt securities	7,511	1,008	84	1,889	1,663	10,876	4,404	27,435
Corporate equity securities	60	—	—	—	—	—	—	60
Trust preferred securities	4,785	—	—	—	—	—	—	4,785
FHLB stock	8,129	—	—	—	—	—	—	8,129
Interest-earning deposits	1,131	—	—	—	—	—	—	1,131
Other	671	—	—	—	—	—	—	671

Total interest-earning assets	236,561	59,510	99,696	134,653	70,109	29,404	29,645	659,578

Rate-sensitive liabilities:
Deposits:
Demand, money-market and savings accounts	140,305	—	—	—	—	—	—	140,305
Time deposits	110,923	70,844	109,143	30,062	6,536	—	—	327,508
FHLB advances	—	—	12,000	51,000	34,000	55,000	—	152,000
Other borrowings	5,171	—	—	—	—	—	—	5,171

Total interest-bearing liabilities	256,399	70,844	121,143	81,062	40,536	55,000	—	624,984

Interest-sensitivity gap	$(19,838)	$(11,334)	$(21,447)	$53,591	$29,573	(25,596)	$29,645	$34,594

Cumulative interest-sensitivity gap	$(19,838)	$(31,172)	$(52,619)	$972	$30,545	4,949	$34,594

Cumulative interest-earning assets	$236,561	$296,071	$395,767	$530,420	$600,529	629,933	$659,578

Cumulative interest-bearing liabilities	$256,399	$327,243	$448,386	$529,448	$569,984	624,984	$624,984

Cumulative interest-sensitivity gap as a percentage of total assets	(2.9)%	(4.5)%	(7.6)%	0.1%	4.4%	0.7%	5.0%
Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities	92.3%	90.5%	88.3%	100.2%	105.4%	100.8%	105.5%

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

Certain information required by this Item is included in Item 6 of Part II of this report under the heading “Selected Quarterly Financial Data” and is incorporated by reference. All other information required by this Item is included in Item 15 of Part IV of this Form 10-K/A and is incorporated into this Item by reference.

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

	Year Ended December 31,
	2007	2006	2005
Weighted-average shares outstanding before adjustment for unallocated ESOP shares	9,408	9,027	8,361
Adjustment to reflect the effect of unallocated ESOP shares	(45)	(24)	(92)

Weighted-average shares outstanding for basic earnings per share	9,363	9,003	8,269

Basic (loss) earnings per share	$(1.51)	.38	.54

Total weighted-average shares outstanding for basic earnings per share computation	9,363	9,003	8,269
Additional dilutive shares using the average market value for the period utilizing the treasury stock method regarding stock options and stock units	—	140	127

Weighted-average shares and equivalents outstanding for diluted earnings per share	9,363	9,143	8,396

Diluted (loss) earnings per share	$(1.51)	.37	.53

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

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(7) Federal Home Loan Bank Advances

A summary of advances from the Federal Home Loan Bank of Atlanta (“FHLB”) is as follows ($ in thousands):

	Under 1 Year	1 to 5 Years	After 5 Years	2007 Total	2006 Total
By remaining contractual maturity at December 31, 2007:
Fixed rate	$12,000	38,000	—	50,000	69,700
Callable	—	47,000	55,000	102,000	110,000

Total advances from FHLB	$12,000	85,000	55,000	152,000	179,700

Interest rate	4.92%	3.87-5.35%	3.22-4.00%	3.22-5.35%	3.03-5.38%

By next call or repricing date as of December 31, 2007:
Fixed rate	$12,000	38,000	—	50,000	69,700
Callable	97,000	5,000	—	102,000	110,000

Total advances from FHLB	$109,000	43,000	—	152,000	179,700

Interest rate	3.22-4.92%	3.77-5.35%	—%	3.22-5.35%	3.03-5.38%

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

Federal Trust and the Bank have one current and one former director whose firms provide legal services for the Company. One director’s firm serves as corporate counsel for the Company. During the years ended December 31, 2007, 2006 and 2005, the Company paid this related party’s firm approximately $153,000, $214,000 and $81,000, respectively, in legal and compliance review fees including reimbursed expenses. The other director, who served on the Board of the Bank until September 2006, provided legal services to the Bank primarily in the acquisition and ground lease negotiation of properties for future branch locations. The Bank paid this related party’s firm approximately $9,000 and $29,000 during the years ended December 31, 2006 and 2005, respectively while this individual served as a director. Federal Trust has a current director whose firm provides consulting services for the Company. During 2007, the Company paid this firm $150,000 in consulting fees including reimbursable expenses.

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

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(21) Subsequent Event (Unaudited)

The Office of Thrift Supervision recently concluded examinations of the operations of Federal Trust and the Bank. The Office of Thrift Supervision noted weaknesses and failures relating primarily to the Company’s real estate lending practices and asset quality, and their impact on our capital and earnings. The Company has taken action and implemented procedures that management believes will address the weaknesses identified by the Office of Thrift Supervision. However, on March 24, 2008 the Office of Thrift Supervision has presented drafts of cease and desist orders to Federal Trust and the Bank, which orders are designed to ensure that the weaknesses noted in the recently concluded examinations are properly addressed. The Company is in the process of negotiating the terms of these enforcement orders with the Office of Thrift Supervision. Although the Company is not certain what the final restrictions and requirements included in the enforcement orders will be, the Company believes the orders, once finalized, will provide that:

•

Federal Trust will be required to submit for review and approval or non-objection by the Office of Thrift Supervision a capital plan to raise additional capital for the Bank or, if the additional capital cannot be raised, to seek a merger or acquisition partner for Federal Trust;

•

The Bank will be required to submit for review and approval or non-objection by the Office of Thrift Supervision a detailed business plan to strengthen and improve the Bank’s operations, earnings and capital;

•

Until the Office of Thrift Supervision has approved or provided its non-objection to The Bank’s business plan, The Bank will not be permitted to increase its current levels of construction loans, acquisition and development loans, non-residential permanent mortgage loans, land loans and certain other loans without the prior approval of the Office of Thrift Supervision;

•

Until the Office of Thrift Supervision has approved or provided its non-objection to The Bank’s business plan, The Bank will not be permitted to increase its total assets during any quarter in excess of an amount equal to the net interest credited on deposit liabilities during the quarter without the prior approval of the Office of Thrift Supervision;

•

The Bank will be required to submit for review and approval or non-objection by the Office of Thrift Supervision an asset review program that will (i) strengthen and ensure the timely identification and proper classification of problem assets, (ii) ensure adequate and proper levels of the Allowance for Loan and Lease Losses, and (iii) establish individualized resolution plans for problem assets;

•

The Bank will be required to submit for review and approval or non-objection by the Office of Thrift Supervision a liquidity plan to ensure that the Bank maintains adequate short-term and long-term liquidity;

•	The Bank will not be permitted to declare a dividend without the prior written approval of the Office of Thrift Supervision;

•	The Bank will be required to revise its legal lending limit policies and procedures to ensure compliance with applicable law and devise an action plan to correct any legal lending limit violations;

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

•

The Bank will not be permitted to enter into, renew or modify any agreements with Federal Trust or enter into affiliated transactions with Federal Trust, without prior approval of the Office of Thrift Supervision;

•	The Bank will not be permitted to enter into any third-party contracts for services outside the normal course of business without prior review and approval of the Office of Thrift Supervision;

•	The Board of Directors of the Bank will be required to submit a plan to strengthen the Board of Directors’ oversight of management and The Bank’s operations;

•

The Board of Directors of the Bank will be required to conduct a review of the Bank’s lending functions and assess the qualifications, experience and proficiency of the Bank’s management and lending staff; and

•

The Board of Directors of the Bank will be required to establish a committee comprised of non-employee directors to monitor and coordinate the Bank’s compliance with the provisions of the enforcement order.

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

(a)	Evaluation of Disclosure Controls and Procedures

Federal Trust maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Federal Trust files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon management’s evaluation of those controls and procedures performed within the 90 days preceding the filing of this Report, the Chief Executive Officer and Chief Financial Officer of Federal Trust concluded that, subject to the limitations noted below, Federal Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) are effective to ensure that the information required to be disclosed by Federal Trust in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

General

The table below sets forth certain information regarding our Board of Directors, Executive Officers and Directors of Federal Trust Bank who are not directors of Federal Trust Corporation as of March 31, 2008, including the terms of office of Board members.

Name (1)	Age	Current Term to Expire	Shares of Common Stock Beneficially Owned (2)		Percent of Class
DIRECTORS OF FEDERAL TRUST CORPORATION
Samuel C. Certo, PhD.	61	2008	97,657	(3)	1.0%
Dennis T. Ward	56	2008	3,100		*
Kenneth W. Hill	75	2009	93,314	(4)	*
Eric J. Reinhold	43	2009	6,700	(5)	*
Robert G. Cox	67	2010	22,759	(6)	*
A. George Igler	56	2010	55,672	(7)	*
Charles R. Webb	66	2010	18,000	(8)	*
EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS
Jennifer B. Brodnax	50	N/A	104,632	(9)	1.1
Mark E. McRae	39	N/A	—		*
Lindsay B. Sandham	49	N/A	—		*
Gregory E. Smith	54	N/A	66,716	(10)	*
DIRECTORS OF FEDERAL TRUST BANK WHO ARE NOT DIRECTORS OF FEDERAL TRUST CORPORATION
W. Daniel Allen	47	2008	100		*
A. Stewart Hall, Jr.	65	2008	8,160		*
All Directors and Executive Officers as a Group (13 persons)			827,965	(11)	8.6%

*	Less than 1%.

(1)	The mailing address for each person listed is 312 West First Street, Suite 110, Sanford, Florida 32771.

(2)	Includes shares for which the named person has sole voting and investment power, has shared voting and investment power with a spouse or holds in an IRA or other retirement plan program, unless otherwise indicated in these footnotes.

(3)	Includes 94,844 shares of common stock and 2,813 vested restricted stock units.

(4)	Includes 55,080 shares of common stock and 38,234 vested options to purchase common stock.

(5)	Includes 6,000 shares of common stock and 700 vested options to purchase common stock.

(6)	Includes 15,860 shares of common stock, 5,000 vested options to purchase common stock and 1,899 vested restricted stock units.

(7)	Includes 33,052 shares of common stock (including 6,607 shares held as trustee under the Igler & Dougherty, P.A. Profit Sharing Plans, with respect to which Mr. Igler shares voting and investment power) and 22,620 vested options to purchase common stock.

(8)	Includes 13,000 shares of common stock and 5,000 vested options to purchase common stock.

(9)	Includes 29,220 shares owned directly, 5,816 shares in Federal Trust Corporation’s Stock Bonus Plan, over which Ms. Brodnax has sole voting and investment power, 22,504 shares in Federal Trust Corporation’s 401(k) Plan, 16,493 shares held in the Federal Trust Corporation employee stock ownership plan and 30,599 vested options to purchase common stock.

(10)	Includes 19,492 shares owned directly, 8,224 shares in Federal Trust Corporation’s 401(k) Plan, 4,320 shares held in the Federal Trust Corporation employee stock ownership plan and 34,680 vested options to purchase common stock.

(11)	Includes 283,724 shares of common stock, 136,833 vested options to purchase shares of common stock, 4,712 vested restricted stock units, 189,973 shares held under the Federal Trust Corporation 401(k) Plan, for which our executive officers serve as trustees and 212,723 shares held under the Federal Trust Corporation Employee Stock Ownership Plan, for which our executive officers serve as trustees.

Directors

The business experience for the past five years of each of our directors is set forth below. Unless otherwise indicated, directors have held their positions for the past five years or longer.

Samuel C. Certo, PhD. has been a director of Federal Trust Corporation since 1997 and a director of Federal Trust Bank since 1996. He is a Professor of Management and the former Dean at the Crummer Graduate School of Business at Rollins College in Winter Park, Florida. Since 1986, Mr. Certo has served as a business consultant and has published textbooks in the areas of management and strategic management.

Dennis T. Ward was named President and Chief Executive Officer and Director of Federal Trust Corporation in September 2007. Mr. Ward was also appointed Chairman of the Board, President and Chief Executive Officer of Federal Trust Bank in September 2007. Mr. Ward joined Federal Trust as Executive Vice President and Chief Operating Officer in February 2007 to provide overall coordination of the strategic initiatives to build a strong, profitable banking franchise in Central Florida. Prior to joining Federal Trust Corporation, he served as Central Florida President for Regions Bank for nine years. His previous banking experience includes International Banking for SunTrust and National Bank of Detroit. Mr. Ward is a seasoned executive with over 31 years of banking experience.

Kenneth W. Hill has been a director of Federal Trust Corporation since 1997 and a director of Federal Trust Bank since 1995. Mr. Hill was a Vice President and Trust Officer of SunBank, N.A., Orlando, Florida, from 1983 through 1995.

Eric J. Reinhold has been a director of Federal Trust Corporation since 2006. Mr. Reinhold is a Certified Financial Planner, who has served as President of Academy Planning Group since 2002 and was previously Regional Vice President for Academy Financial, both located in Orlando, Florida.

Robert G. Cox was appointed as a director of Federal Trust Corporation in November 2006. Mr. Cox is a retired bank executive, having served as the President of Summit Bank in New Jersey from 1980 to 1987, and then as the President of Summit Bancorp upon the merger of Summit Bank and UTB Financial Corp. in 1987. Mr. Cox served at Summit Bancorp until his retirement in 2000. In addition, he was recently a director at Ryan Beck & Company and is currently a member of the Board of Trustees of New Jersey SEEDS.

A. George Igler was first elected to the Board in October 2001. He has been a principal shareholder of the law firm of Igler & Dougherty, P.A. since it was established in 1992. The firm concentrates its practice in financial institutions, corporate and securities law. Igler & Dougherty, P.A., served as Federal Trust Corporation’s corporate counsel from 1993 until 2007.

Charles R. Webb was appointed as a director of Federal Trust Corporation in January 2007. He is currently a Principal of Ernst & Webb, LLC, a consulting firm based in Naples, Florida and Cincinnati, Ohio, which specializes in merger integration for financial institutions. Mr. Webb also has over 35 years of financial institution experience, including serving as both Chief Executive Officer and Chief Financial Officer of thrift institutions.

Executive Officers who are not Directors

The business experience for the past five years of each of our executive officers other than Mr. Ward is set forth below. Unless otherwise indicated, executive officers have held their positions for the past five years.

Jennifer B. Brodnax joined Federal Trust Bank in June 1987 during its organization. For the past 20 years with Federal Trust Bank, Mrs. Brodnax has served in various management capacities. Mrs. Brodnax was appointed Executive Vice President, Retail Banking in January 2008 and currently oversees branch office operations and profitability, strategic and operational activities associated with the development of new products and program management.

Mark E. McRae joined Federal Trust Bank as Executive Vice President and Senior Loan Officer in November 2007. Mr. McRae has 17 years of commercial banking experience, primarily focused in middle market and business banking. Prior to joining Federal Trust Corporation, from 2004 to 2007, Mr. McRae was with Regions Bank in Central Florida as Commercial Middle Market Sales Manager. From 1995 to 2003, Mr. McRae was employed by Southtrust Bank, working in Tampa, Florida.

Lindsay B. Sandham joined Federal Trust Bank in February 2007 as Senior Vice President and Chief Credit Officer. From 2005 through 2006, he was employed by Seacoast National Bank, located in Stewart, Florida. From 2004 through 2005, he was employed by SunTrust Bank, working in Orlando, Florida. From 2003 to 2004 he was employed by Equistar Financial Corporation, located in St. Petersburg, Florida. Prior to working for Equistar Financial Corporation, Mr. Sandham worked for eight years with Canadian Imperial Bank of Commerce in various credit related areas.

Gregory E. Smith was named Executive Vice President and Chief Financial Officer of Federal Trust Corporation and Federal Trust Bank in March 2003. He has worked in both large and small commercial banks and savings associations in Florida since 1979. His prior banking experience includes being President, Chief Operating Officer, Chief Financial Officer and Director. Mr. Smith is a certified public accountant and he started his career with a large accounting firm in New York, where he was a bank specialist.

Directors of Federal Trust Bank who are not Directors of Federal Trust Corporation

The business experience for the past five years of each of Federal Trust Bank’s directors who are not directors of Federal Trust Corporation is set forth below. Unless otherwise indicated, individuals have held their positions for the past five years.

W. Daniel Allen has been a director of Federal Trust Bank since 2005. He is the owner of Discount Propane, Inc. located in DeBary, Florida.

A. Stewart Hall, Jr. has been a director of Federal Trust Bank since 2003. Mr. Hall was the President and Chief Operating Officer of Hughes Supply, Inc. from 1973 through 2001 and has served as the Chairman of ASHCORP, a health benefits company, since 2001.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and any person who beneficially owns more than 10% of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Securities and Exchange Commission rules require disclosure in our Proxy Statement and Annual Report on Form 10-K of the failure of an officer, director or 10% beneficial owner of the shares of common stock to file a Form 3, 4 or 5 on a timely basis. Based on our review of such ownership reports, Director Cox filed two late Forms 4, each to report one transaction, and Directors Reinhold and Webb, President and Chief Executive Officer Ward and Federal Trust Bank Executive Vice President/Retail Banking Brodnax each filed one late Form 4 to report one transaction. We believe that no other officer, director or 10% beneficial owner failed to file such ownership reports on a timely basis for the year ended December 31, 2007.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors and employees, including its Senior Financial Officers. A copy is available on our website at www.federaltrust.com or will be provided free of charge, upon request to Marcia Zdanys, Corporate Secretary, 312 West First Street, Sanford, Florida 32771, (407) 323-1833. Amendments to the Code of Ethics with respect to Senior Financial Officers will be disclosed on our website. Waivers to the Code of Ethics with respect to directors or executive officers will be disclosed on our website and also in any other manner required by then-applicable Securities and Exchange Commission or listing rules and regulations.

Procedures for the Recommendation of Director Nominees by Shareholders

In March 2008, the Nominating and Corporate Governance Committee adopted new procedures for the submission of recommendations for director nominees by shareholders. If a determination is made that an additional candidate is needed for the Board of Directors, the Nominating and Corporate Governance Committee will consider candidates submitted by our shareholders. Shareholders can submit the names of qualified candidates for director by writing to us at 312 West First Street, Suite 110, Sanford, Florida 32771, Attention: Corporate Secretary. To be timely, the submission of a candidate for director by a shareholder must be received by the Corporate Secretary at least 150 days prior to the anniversary date of the proxy statement relating to the preceding year’s annual meeting of shareholders. However, if the date of the annual meeting is advanced more than 30 days prior to or delayed by more than 30 days after the anniversary of the preceding year’s annual meeting, to be timely the recommendation for director must be delivered no later than the close of business on the 10th day following the day on which public announcement of the date of such meeting is first made. The 2009 Annual Meeting of Shareholders is expected to be held May 15, 2009.

The submission must include the following information:

•	a statement that the writer is a shareholder and is proposing a candidate for consideration by the Committee;

•

the name and address of the shareholder as they appear on our books, and number of shares of our common stock that are owned beneficially by such shareholder (if the shareholder is not a holder of record, appropriate evidence of the shareholder’s ownership will be required);

•

the name, address and contact information for the candidate, and the number of shares of our common stock that are owned by the candidate (if the candidate is not a holder of record, appropriate evidence of the shareholder’s ownership should be provided);

•	a statement of the candidate’s business and educational experience;

•	such other information regarding the candidate as would be required to be included in the proxy statement pursuant to Securities and Exchange Commission Regulation 14A;

•	a statement detailing any relationship between the candidate and Federal Trust Corporation and its affiliates;

•	a statement detailing any relationship between the candidate and any customer, supplier or competitor of Federal Trust Corporation or its affiliates;

•	detailed information about any relationship or understanding between the proposing shareholder and the candidate; and

•	a statement of the candidate that the candidate is willing to be considered and willing to serve as a Director if nominated and elected.

A nomination submitted by a shareholder for presentation by the shareholder at an annual meeting of shareholders must comply with the procedural and informational requirements described in our Bylaws.

Audit Committee

The Audit Committee reviews Federal Trust Corporation’s auditing, accounting, financial reporting, and internal control functions; recommends our independent auditor; and reviews its services. The Audit Committee is comprised of Kenneth W. Hill (Chairman), Robert G. Cox and Eric J. Reinhold, each of whom is considered independent under AMEX listing standards. Director Cox is the Audit Committee’s designated financial expert. The Audit Committee met four times during 2007.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation

Compensation Committee Determination of Executive Compensation

The Compensation Committee’s responsibilities, as it pertains to executive and director compensation, include:

•	recommending to the Board of Directors the compensation of our executive officers and other senior executives;

•	ensuring that we develop, implement and maintain executive reward systems that are competitive, reasonable and motivate executive performance and contribution to Federal Trust Corporation;

•	establishing, reviewing and amending our compensation policies and procedures;

•	reviewing and approving all employment agreements and any amendments thereto, as well as change in control and severance agreements for our executive officers;

•	reviewing and recommending the form and amount of all awards provided to eligible executives;

•	reviewing and recommending to the Board of Directors the form and amount of compensation paid to our directors; and

•	ensuring that we have proper management succession.

At the beginning of each calendar year, the Compensation Committee, in consultation with the Chief Executive Officer, determines target base and total direct compensation levels for our executive officers based on several factors, including:

•	the executive officer’s role and responsibilities;

•	the significant and perhaps unexpected business challenges that the executive has faced or is likely to face;

•	the total compensation of executives who perform similar duties at other companies;

•	the total compensation for the executive officer during the prior fiscal year;

•	how the executive officer has contributed to our performance during the prior year;

•	the executive officer’s expected contribution and goals for the current year; and

•	our performance in comparison to peers.

The Committee’s goal is to design a compensation program that will attract and retain executive officers by rewarding them for performance in relationship to achievement of corporate and personal performance goals.

The Compensation Committee has the sole authority with respect to retaining and terminating consulting firms that assist in the evaluation of the compensation of the Chief Executive Officer and other executive officers. For 2007, the Compensation Committee retained Hewitt Associates, based in Chicago, Illinois, as its compensation consultant. Hewitt and Associates was directed to review the compensation of then-President and Chief Executive Officer James V. Suskiewich. Hewitt and Associates was also engaged by the Compensation Committee to assist in the design of a management cash incentive plan, which plan was not adopted by the Compensation Committee or the Board of Directors. As part of the selection process to retain the compensation consultant, the Compensation Committee considered representations with respect to its practices and its approach to maintaining independence. During 2007, Federal Trust Corporation used the Bank Consulting Group for actuarial and related services in connection with our supplemental executive retirement plans.

Summary Compensation Table

The following Summary Compensation table provides information for the fiscal years ended December 31, 2007 and 2006 concerning the total compensation paid to the two individuals who served as Chief Executive Officer during 2007 and the three other most highly compensated executive officers of Federal Trust Corporation and its subsidiaries during the fiscal year ended December 31, 2007. These officers are referred to as the “named executives” in the following discussions. The columns entitled “Stock Awards” and “Nonqualified deferred compensation earnings” have been omitted as inapplicable.

Name and Principal Position	Year	Salary(1)	Bonus	Option Awards(2)	Non equity incentive plan compensation	All Other Compensation(3)	Total
Dennis T. Ward, Chief Executive Officer and President	2007	$178,846	$—	$2,850	$—	$15,511	$197,207
James V. Suskiewich(4) Former Chief Executive Officer and President	2007	$302,883	$—	$—	$—	$3,016,130	$3,319,013
	2006	375,000	—	35,829	67,968	332,879	811,676
Gregory E. Smith Executive Vice President and Chief Financial Officer	2007	$164,615	$—	$12,703	$—	$24,228	$201,546
	2006	154,423	24,722	6,726	—	22,725	208,696
Thomas D. Spatola(5) Former President, Federal Trust Mortgage Company	2007	$153,577	$—	$—	$—	$10,857	$164,434
	2006	150,000	750	—	—	17,690	168,440
Jennifer B. Brodnax Executive Vice President – Retail Banking, Federal Trust Bank	2007	$102,885	$—	$—	$—	$22,451	$125,336
	2006	99,749	12,750	—	—	21,416	133,915

(1)	Includes all compensation in the year earned whether received or deferred at the election of the executive.

(2)	Reflects the value of stock options granted under the Amended and Restated 1998 Key Employee Stock Compensation Program. The value is the amount recognized for financial statement reporting purposes in accordance with Statement of Financial Accounting Standards 123(R), “Share-Based Payment.” The assumptions used in the valuation of these awards are included in Notes 1 and 14 to our audited financial statements for the year ended December 31, 2007 included in our Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission.

(3)	All Other Compensation for 2007 includes the value of:

	Dennis T. Ward	James V. Suskiewich	Gregory E. Smith	Thomas P. Spatola	Jennifer B. Brodnax
Health & life insurance premiums	$9,282	$55,357	$15,329	$10,857	$15,329
Social/country club dues	4,441	5,198	—	—	—
401(k) plan contributions	1,788	6,479	5,528	—	3,071
Supplemental retirement plan accrual	—	1,752,809	3,361	—	4,051
Salary accrual	—	1,125,000	—	—	—
Use of company automobile	—	6,473	—	—	—
Long-term care policy	—	1,852	—	—	—
Director fees	—	34,000	—	—	—
Unused vacation days	—	25,962	—	—	—

Total	$15,551	$3,016,130	$24,228	$10,857	$22,451

All of the director fees for Mr. Suskiewich were earned or paid in cash.

(footnotes continued on following page)

(4)	Mr. Suskiewich was terminated as President and Chief Executive Officer on October 14, 2007. In connection with his termination, under his employment agreement, Mr. Suskiewich will receive three years of base salary at $375,000 per year and three years of health and life insurance, with a total value of $44,500. Pursuant to his supplemental retirement plan, Mr. Suskiewich will receive $202,500 per year for life and, upon his death, his spouse will receive 80% of such payments per year for her life. See “—2007 Outstanding Equity Awards at Fiscal Year-End” for a description of the effect of Mr. Suskiewich’s termination on his stock options.

(5)	Mr. Spatola resigned effective November 30, 2007. He was not paid any severance in connection with his retirement. See “—2007 Outstanding Equity Awards at Fiscal Year-End” for a description of the effect of his resignation on his stock options.

Total Compensation – Cash and Stock Incentives

Our total compensation consists of five components:

•	base salary;

•	cash performance-based annual incentives;

•	stock options;

•	deferred compensation (qualified and nonqualified); and

•	other benefits and limited perquisites.

Base Salary

When determining base salary, the Compensation Committee takes into consideration a number of factors, including market data, prior salary, job responsibilities and changes in job responsibilities, achievement of specified goals, individual experience, demonstrated leadership, performance potential, actual performance, and retention considerations. These factors are not weighed or ranked in any particular way. During 2007, in connection with his promotion to President and Chief Executive Officer, Dennis T. Ward received an increase in base salary of $50,000, to $250,000. Executive Vice President and Chief Financial Officer Gregory E. Smith and Federal Trust Bank Executive Vice President/Retail Banking Jennifer B. Brodnax received increases in base salary of $10,000 and $3,000, respectively, increasing their base salaries to $165,000 and $103,000, respectively. For 2008, none of our executive officers received increases in base salary.

Annual Incentives

Annual cash incentives are awarded to executive officers based upon their individual performance and our financial performance. The former President and Chief Executive Officer’s target bonus opportunity was set forth in his employment agreement, and included a target bonus opportunity in 2007 up to 40% of his base salary. However, the President and Chief Executive Officer was terminated prior to the potential receipt of a cash incentive in 2007. Bonuses for other executive officers are not established pursuant to incentive plans, but can be recommended by the Compensation Committee for Board of Director approval. We did not reach our expected level of performance in 2007. As such, Board of Directors adopted the Compensation Committee’s recommendation not to pay cash bonuses to executive officers for 2007.

Long-Term Incentive Compensation

We also provide long-term incentive compensation to its executive officers through the 1998 Key Employee Stock Compensation Program (the “Program”). The Compensation Committee believes stock-based awards help align the financial interests of management with the shareholders’ interest, since the ultimate value of stock-based awards is tied to the value of our stock.

The Program allows us to grant stock options and stock appreciation rights. These types of awards measure financial performance over a longer period of time than the other methods of compensation. To date, our long-term incentive compensation for executive officers has been comprised of stock options only.

When granting awards, the Committee took into account the following subjective and objective factors:

•	each executive officer’s level of responsibility;

•	each executive officer’s contributions to Federal Trust Corporation’s performance;

•	our past financial performance;

•	retention considerations; and

•	the practices of other financial institutions in our markets.

Prior to making a grant, the Compensation Committee also considers our share price, the volatility of the share price, and potential dilution. The Compensation Committee believes that using our stock for a significant portion of these awards helps further align the interests of the executive officers and the shareholders by providing the executive officers with an additional equity stake in Federal Trust Corporation.

We do not have a formal policy regarding ownership of our stock by our executive officers. Executive officers, however, are encouraged to maintain an equity position in Federal Trust Corporation.

Stock Options

In 2007, the Compensation Committee granted 50,000 stock options to President and Chief Executive Officer Dennis T. Ward, with an exercise price of $4.80 per share, vesting over three years beginning one year from the date of grant. In 2007, Executive Vice President and Chief Financial Officer Gregory E. Smith and Federal Trust Bank Executive Vice President/Retail Banking Jennifer B. Brodnax were granted 10,000 options and 5,000 options, respectively, each with an exercise price of $2.53 per share, vesting over three years beginning one year from the date of grant.

The Committee considered the total recommended grant size as compared to shares remaining in the Program. With respect to the actual size and ranges of stock option awards, the Committee used the Black-Scholes pricing model (a formula widely used to value exchange-traded options by determining the present value of the stock option award). All of the stock option grants in 2007 had an exercise price equal to the closing price of Federal Trust Corporation’s common stock on the grant date and vest in three equal annual increments beginning on the first anniversary following the grant date of the award.

Deferred Compensation Benefits and Bonus Plan

Employee Stock Ownership Plan. All full-time, salaried employees are participants in the Employee Stock Ownership Plan once they have completed 1,000 hours of employment and have been employed since January 1st, the beginning of the plan year. Executive officers are eligible to participate in the Employee Stock Ownership Plan, but directors are not eligible unless they are also full-time salaried employees. Participants’ interests in the Employee Stock Ownership Plan become vested after they have completed three years of employment with a minimum of 1,000 hours per year.

Employee Stock Ownership Plan contributions are determined annually by Federal Trust Corporation’s Board of Directors, taking into consideration prevailing financial conditions, our fiscal requirements, and other factors deemed relevant by the Board. In general, contributions of up to 15% of total compensation paid to employees during the year can be made to the Employee Stock Ownership Plan. The contribution made on behalf of each participant equals the proportion that each participant’s compensation for the year bears to the total compensation of all participants for the year. In 2007, the Board of Directors elected not to make a cash contribution to the Employee Stock Ownership Plan.

Key Employee Stock Bonus Plan. In April 2002, the Board of Directors adopted the Key Employee Stock Bonus Plan (“Bonus Plan”). Under the Bonus Plan, a trust has been formed to purchase up to 2% of the outstanding shares of Federal Trust Corporation’s common stock on the open market. The Compensation Committee has the right to award such shares of stock to our non-executive officer employees. Any such award may contain conditions that must be met, or a vesting schedule that must be followed, prior to the shares being earned by and distributed pursuant to an employee’s stock award. The termination of employment of any award recipient for reasons other than normal retirement, death or disability shall constitute revocation of the recipient’s unearned award. If the termination of a recipient’s employment is caused by retirement, death or disability, all unearned awards shall be deemed fully earned unless it is later discovered that the employee engaged in conduct which warranted revocation of an award.

Other Benefits and Perquisites

Executive officers receive other benefits also available to other employees. For example, we provide executive officers and other salaried employees with health and disability insurance, vacation pay, and sick pay. We also provide our Chief Executive Officer with a country club membership. The executive officers are responsible for reimbursing us for any “social expenses” incurred, except to the extent that they are specifically, directly, and exclusively made in connection with business development, such as for travel and boarding conferences, trade association meetings, and dinners or social outings with vendors and potential bank customers.

Retirement Benefits

Retirement benefits are intended both to recognize, over the long term, services rendered to Federal Trust Corporation and to keep our overall pay packages for executives comparable to those of our competitors in our markets. We maintain supplemental earnings and retirement plans for our Executive Vice President and Chief Financial Officer, Gregory E. Smith ($10,000 per year at age 65, for life), and for Federal Trust Bank Senior Vice President/Retail Banking Jennifer B. Brodnax ($20,000 per year at age 65, for life). The executive officers can opt for early retirement at age 62, provided they have ten years of service. If an officer elects early retirement, the retirement benefit would be reduced by 15%.

In addition, we maintain a 401(k) Plan, which permits participants to defer additional portions of their salary for retirement. We match a portion of these contributions for executive officers and all other eligible participants. The Committee believes it is appropriate to maintain these additional contributory plans, with the matching feature, to provide an additional incentive for the participants to further provide for their retirement.

Severance and Other Employment-Related Agreements

Federal Trust Corporation currently has severance agreements with President and Chief Executive Officer Dennis T. Ward, Executive Vice President and Chief Financial Officer Gregory E. Smith, Executive Vice President/Retail Banking Jennifer B. Brodnax and one other executive officer. We believe these types of agreements are necessary so that it is able to attract and retain key executives. The amount of each termination benefit is two times the executive officers’ highest salary. The termination amounts were considered to be reasonable based upon the banking experience and knowledge of these senior executive officers. The benefits include a lump sum cash payment (base salary only) and continued health benefits for an extended period of time. In addition, the individual stock option agreements for executives who have been awarded stock options provide for full acceleration of all outstanding and unvested equity awards in the event of a change in control of Federal Trust Corporation.

2007 Outstanding Equity Awards at Fiscal Year-End

The following table discloses the stock options owned by the named executives at December 31, 2007.

Name	Number of Securities Underlying Unexercised Options Exercisable(1)	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price(1)		Option Expiration Date
Dennis T. Ward, Chief Executive Officer and President	—	50,000	(2)		$4.80	10/25/2007
James S. Suskiewich(3) Former Chief Executive Officer and President	51,000 17,000 51,000 51,000	— — — —		$ $ $ $	10.00 10.00 9.92 7.47	11/17/2010 11/17/2014 5/5/2010 10/23/2013
Gregory E. Smith Executive Vice President and Chief Financial Officer	— 2,040 15,300 15,300	10,000 8,160 — —	(4) (5)	$ $ $ $	2.53 12.16 4.99 7.47	12/17/2014 1/29/2016 4/24/2013 10/23/2013
Thomas P. Spatola(6) Former President, Federal Trust Mortgage Company	30,600	—			$11.76	8/1/2010
Jennifer B. Brodnax Executive Vice President – Retail Banking, Federal Trust Bank	— 24,117 1,382 5,100	5,000 — — —	(4)	$ $ $ $	2.53 7.47 3.92 3.92	12/17/2014 10/23/2013 9/30/2012 5/21/2008

(1)	Number of shares and exercise price have been adjusted for the 2% stock dividend distributed on June 12, 2006.

(2)	Reflects a grant of 50,000 stock options on October 25, 2007, which vest over three years starting one year from the date of grant.

(3)	Mr. Suskiewich was terminated as President and Chief Executive Officer on October 14, 2007. Unvested options for 34,000 shares were cancelled, and all vested options were unexercised and subsequently cancelled on January 12, 2008.

(4)	Reflects a grant of options on December 17, 2007, which vest over three years starting one year from the date of grant.

(5)	Reflects a grant of 10,200 options (split-adjusted) granted January 30, 2006, which vest over five years starting one year from the date of grant.

(6)	Mr. Spatola resigned effective November 30, 2007. All vested options were unexercised and subsequently cancelled on February 29, 2008.

DIRECTOR COMPENSATION

In 2007, we paid each Federal Trust Corporation director a quarterly retainer of $2,500, plus $2,500 per Board meeting attended in person. We did not pay Federal Trust Corporation directors any cash compensation for membership on committees. During 2007, the Chairman of the Audit, Compensation, and Nominating and Corporate Governance Committees received a cash compensation of $5,000, $3,000, and $1,250, respectively. Former Chairman James V. Suskiewich did not receive fees for serving as Chairman. However, he did receive the quarterly retainer and board fees, which are disclosed in Executive Compensation—Summary Compensation.”

In 2007, Federal Trust Bank paid its directors $1,000 per full Board meeting and $250 per committee meeting. Committee Chairs were awarded $2,000 Chair fees. As Chairman of the Bank’s Board, Mr. Suskiewich, received an additional $500 per full Board meeting. In addition, A. Stewart Hall Jr., a director of Federal Trust Bank, who is not also a Federal Trust Corporation director, received a quarterly retainer of $2,500 based upon his tenure as a bank director and his being Chairman of Federal Trust Bank’s loan committee.

The following table summarizes the compensation paid to the non-employee directors of Federal Trust Corporation and Federal Trust Bank during 2007. No director fees were paid to directors of Federal Trust Mortgage.

2007 Director Compensation Table

	Federal Trust Corporation					Federal Trust Bank Fees Earned
Name	Fees Earned or Paid In Cash	Option Awards(1)		Stock Awards(2)			All Other Compensation		Total
Samuel C. Certo, PhD.	$27,500	$—		$17,152	(3)	$16,333	$1,390	(4)	$62,375
Robert G. Cox	$27,500	$24,415	(5)	$19,214	(5)	$—	$—		$71,129
Kenneth W. Hill	$27,500	$2,367	(6)	$—		$17,917	$—		$47,784
A. George Igler	$27,500	$1,894	(7)	$—		$—	$—		$29,394
Eric J. Reinhold	$27,500	$3,260		$—		$—	$—		$30,760
Charles R. Webb	$27,500	$23,282		$—		$—	$—		$50,782

(1)	Reflects the value of stock options granted under the 1998 Directors’ Stock Option Plan and the 2005 Directors’ Stock Plan. The value is the amount recognized for financial statement reporting purposes in accordance with Statement of Financial Accounting Standards 123(R), “Share-Based Payment.” The assumptions used in the valuation of these awards are included in Notes 1 and 14 to our audited financial statements for the year ended December 31, 2007 included in our Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission.

(2)	The value is the amount recognized for financial statement reporting purposes in accordance with Statement of Financial Accounting Standards 123(R), “Share-Based Payment,” in connection with our 2005 Director Stock Plan. Expense for restricted stock units for a year is calculated by multiplying the number of units initially granted by the closing price of our shares of common stock on the date of grant, and then dividing that total by the number of restricted stock units that vest during the year.

(3)	At December 31, 2007, Dr. Certo had 2,813 vested restricted stock units, 1,416 unvested restricted stock units.

(4)	Reflects a premium for long-term care policy.

(5)	At December 31, 2007, Mr. Cox had 5,000 vested stock options, 45,000 unvested stock options, 1,899 vested restricted stock units and 5,697 unvested restricted stock units.

(6)	At December 31, 2007, Mr. Hill had 37,724 vested stock options.

(7)	At December 31, 2007, Mr. Igler had 22,212 vested stock options.

1998 Directors’ Stock Option Plan

Our 1998 Directors’ Stock Option Plan (“1998 Directors’ Plan”) was approved by our shareholders at the 1998 Annual Meeting, which was subsequently amended at the 2002 Annual Meeting to increase the number of shares reserved for issuance. The 1998 Directors’ Plan authorizes the granting of up to 141,335 shares of common stock (adjusted for the 2% stock dividend) through the granting of compensatory stock options.

The per share exercise prices of the options that have been granted were equal to the fair market value of a share of common stock as of the date of grant. The stock options granted under the 1998 Directors’ Plan can be exercised any time after six months from the date of grant, up until ten years after the date of grant. Unless terminated, the 1998 Directors’ Plan shall remain in effect until the tenth anniversary of its effective date.

2005 Directors’ Stock Plan

At the 2005 Annual Meeting, our shareholders approved the adoption of the 2005 Directors’ Stock Plan (the “2005 Plan”). Under the 2005 Plan, 91,800 shares of Federal Trust Corporation’s common stock have been reserved (adjusted for the 2% stock dividend). Awards made under the 2005 Plan may be in the form of shares of common stock, stock units, or stock options. Each director of Federal Trust Corporation and its subsidiaries may be granted an annual stock retainer, in which the director annually elects to receive either shares or stock units. A stock unit is the right to receive a share of common stock on a date elected by the director. Awards made as part of an annual stock retainer will be granted quarterly to coincide with the quarterly payment of the director’s annual cash retainer. The number of shares or stock units granted each quarter will be equal to up to 25% of the director’s annual cash retainer divided by the fair market value per share on the date of the award.

In addition, the 2005 Plan provides that a director may elect to substitute his or her annual cash retainer or a portion thereof, with an award of shares or stock units. The number of shares or stock units granted will equal the amount of the annual cash retainer that the director has elected divided by the fair market value per share on the date of the award. While any stock unit is outstanding, the director holding the stock unit will be entitled to receive a dividend in the form of additional stock units if cash dividends are declared on outstanding shares of common stock. The amount of any such dividend will be equal to the amount of the cash dividend declared times the number of stock units held divided by the fair market value of the common stock on the date the dividend is paid. Each stock unit, including fractional stock units, will be converted to one share of common stock on the date which has been selected by the director.

The 2005 Plan also provides for discretionary awards, which may be granted by the Board in its sole discretion to recognize any additional services provided to the Board or the company or as a special grant to all directors. These discretionary awards may be in the form of stock options, award of shares, or stock units; provided, however, that any stock options granted may not be exercisable for less than fair market value per share on the date of grant, and must be exercised at least six months from the date of grant and before the earlier of: (i) up to ten years after the date of the award; or (ii) one year from the date the director’s service is terminated by reason of retirement or death.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table contains information concerning the persons and entities known to us to be beneficial owners of 5% or more of our outstanding shares common stock as of the record date.

Name and Address of Beneficial Owner	Number of Shares		Percent of Class(1)
Estate of Einar Paul Robsham Post Office Box 5183 Cochituate, MA 01778	488,400	(2)	5.20%
Benjamin Partners 589 Broadway New York, NY 10012	507,960	(3)	5.41%

(1)	Based upon 9,436,305 shares outstanding as of the record date.

(2)	As reported in the Schedule 13D filed with the Securities and Exchange Commission on June 19, 2000.

(3)	As reported in the Schedule 13D filed with the Securities and Exchange Commission on February 15, 2007. Includes other affiliated parties, in addition to Benjamin Partners.

Security Ownership of Management

See “Item 10. Directors, Executive Officers and Corporate Governance” for information regarding stock ownership by management.

Changes in Control

Registrant is not aware of any arrangements, including any pledge by any person of its securities, the operation of which may, at a subsequent date result in a change in control of Registrant.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information at December 31, 2007, about the number of shares reserved for issuance under our 1998 Key Employee Stock Compensation Program, the 1998 Directors Stock Option Plan, the Key Employee Stock Bonus Plan and the 2005 Directors Stock Plan. No disclosure is provided for our Employee Stock Ownership Plan, which is a qualified plan under Section 401(a) of the Internal Revenue Code.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants or Rights	Weighted Average Exercise Price of Outstanding Options, Warrants or Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:
1998 Key Employee Stock Compensation Program	374,283	$7.87	226,701
1998 Directors Stock Option Plan	68,198	$5.38	—
2005 Directors Stock Plan	87,763	$9.04	3,055

	530,244	$7.74	229,756
Equity compensation plans not approved by security holders:
Key Employee Stock Bonus Plan	—	N/A	7,050

Total	530,244	$7.74	236,806

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Our loan policies provide for limited types of loans to be made to directors, officers and employees. Loans made by Federal Trust Bank are also subject to the provisions of Section 22(h) of the Federal Reserve Act, which require that any credit extended by Federal Trust Bank to our directors, executive officers and principal shareholders, or any of their affiliates must:

1.	be on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions by Federal Trust Bank with non-affiliated parties; and

2.	not involve more than the normal risk of repayment or present other unfavorable features.

There are no family relationships, as defined in the Securities and Exchange Commission rules or the AMEX rules, between any of our executive officers or directors. When a transaction, however, involves an officer, director, principal shareholder or affiliate of Federal Trust Corporation, Federal Trust Bank or Federal Trust Mortgage Company, it is our policy that the transaction must be on terms no less favorable to us than could be obtained from an unaffiliated party. All such transactions must be approved in advance by a majority of Federal Trust Corporation’s or Federal Trust Bank’s independent and disinterested directors. As of December 31, 2007, there were no such loans outstanding. The Board of Directors has determined that Messrs. Igler and Webb are independent, notwithstanding the relationships described below.

In the ordinary course of business, we may use the services of companies, partnerships, or firms of which our directors are officers, directors or owners. We have retained in the past the law firm of Igler & Dougherty, P.A., Tallahassee, Florida, of which Director A. George Igler is a member. Legal fees paid to the firm for its services, exclusive of direct costs, were $147,795 in 2007 and $193,535 in 2006.

We have entered into a consulting agreement with Ernst & Webb, LLC, of which Director Charles R. Webb is a Principal. Consulting fees paid to Ernst & Webb, LLC, exclusive of direct costs, were $137,501 in 2007.

Director Independence

The Board of Directors has determined that all of our directors presently in office are independent, except for Chief Executive Officer and President Dennis T. Ward.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Auditor Fees and Services

The following table sets for the aggregate fees billed for professional services rendered to Federal Trust Corporation for years indicated.

	December 31,
	2007	2006
Audit Fees	$137,000	$125,000
Audit Related Charges	—	—
Tax Fees	11,000	10,000
All Other Fees	—	7,000

Total	$148,000	$142,000

Audit Fees were for professional services by Hacker, Johnson & Smith PA in connection with the audit of our consolidated financial statements and internal controls, reviews of the financial statements included in our quarterly filings with the Securities and Exchange Commission and statutory and subsidiary audits.

Audit Related Charges include costs for travel, lodging and courier-related charges. We were not billed for these charges.

Tax Fees were for tax compliance and consulting, including the preparation of our corporate tax returns.

All Other Fees were related to our 2006 private equity offering.

Our Audit Committee Charter provides that the Audit Committee shall approve in advance all audit, audit related, tax, and other non-audit services to be provided by the independent registered public accounting firm. In all instances, Hacker, Johnson & Smith PA’s performance of the services described above for 2007 and 2006 was pre-approved by our Audit Committee.

Compatibility of Fees

The Audit Committee has considered the provision of non-audit services by Hacker, Johnson & Smith, P.A. for such services and believes that the provision of such services and their fees are compatible with maintaining Hacker, Johnson & Smith, P.A.’s independence.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

The following documents are filed as part of this report under “Item 8. Financial Statements and Supplementary Data.”

•	Consolidated Financial Statements of Federal Trust (including all required schedules):

1.	Consolidated Balance Sheets at December 31, 2007 and 2006;

2.	Consolidated Statements of Operations, Stockholders’ Equity, and Cash Flows for years ended December 31, 2007, 2006 and 2005;

3.	Notes to Consolidated Financial Statements; and

4.	Report of Independent Registered Public Accounting Form.

Exhibits

Exhibit No.		Description of Exhibit

(1)	3.1	1996 Amended Articles of Incorporation and the 1995 Amended and Restated Articles of Incorporation of Federal Trust

(1)	3.2	1995 Amended and Restated Bylaws of Federal Trust

(2)	3.3	1998 Articles of Amendment to Articles of Incorporation of Federal Trust

(3)	3.4	1999 Articles of Amendment to Articles of Incorporation of Federal Trust

(1)	4.0	Specimen of Common Stock Certificate

(4)	10.1	Amended and Restated 1998 Key Employee Stock Compensation Program

(5)	10.2	Amended and Restated 1998 Directors’ Stock Option Plan

(6)	10.3	2005 Directors’ Stock Plan

(7)	10.4	Severance and Release Agreement with James V. Suskiewich

(8)	10.5	Employee Severance Agreement with Dennis T. Ward

(8)	10.6	Employee Severance Agreement with Gregory E. Smith

(8)	10.7	Employee Severance Agreement with Jennifer B. Brodnax

(8)	10.8	Employee Severance Agreement with Mark E. McRae

(8)	10.9	Amended Salary Continuation Agreement with Gregory E. Smith

(8)	10.10	Amended Salary Continuation Agreement with Jennifer B. Brodnax

(8)	10.11	Employee Stock Ownership Plan

	10.12	Key Employee Stock Bonus Plan and Trust Agreement

(9)	14.1	Code of Ethical Conduct

	31.1	Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a)

	31.2	Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a)

	32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from Registrant’s Registration Statement on form SB-1, as declared effective on October 7, 1997 (Commission File No. 333-30883).

(2)	Incorporated by reference from Registrant’s Definitive Proxy Statement for its 1998 Annual Meeting of Shareholders, filed on April 28, 1998 (Commission File No. 001-31724).

(3)	Incorporated by reference from Registrant’s 1999 Definitive Proxy Statement for its 1999 Annual Meeting of Shareholders, filed on April 16, 1999 (Commission File No. 001-31724).

(4)	Incorporated by reference from Registrant’s Registration Statement on form S-8, filed on December 10, 2002 (Commission File No. 333-101738).

(5)	Incorporated by reference from Registrant’s Registration Statement on form S-8, filed on December 10, 2002 (Commission File No. 333-101736).

(6)	Incorporated by reference from Registrant’s Definitive Proxy Statement for its 2005 Annual Meeting of Shareholders, filed on April 25, 2005 (Commission File No. 001-31724).

(7)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2007, filed on November 9, 2007 (Commission File No. 001-31724).

(8)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2007, filed on March 17, 2008.

(9)	Incorporated by reference from Registrant’s Annual Report on Form 10-KSB for the Fiscal Year Ended December 31, 2003, filed on March 30, 2008.

SIGNATURES

Pursuant to the requirement of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL TRUST CORPORATION (Registrant)

Date: April 29, 2008	By:	/s/ Dennis T. Ward
Dennis T. Ward
President and Chief Executive Officer
Date: April 29, 2008	By:	/s/ Gregory E. Smith
Gregory E. Smith
Executive Vice President and Chief Financial Officer