Form 10-Q
period 2008-03-31
FEDERAL TRUST CORP
filed 2008-05-12
CIK 842640

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008.

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from              to             .

Commission file number: 001-31724.

FEDERAL TRUST CORPORATION

(Exact name of registrant as specified in its charter)

Florida	59-2935028
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

312 West 1st Street Sanford, Florida	32771
(Address of principal executive offices)	(Zip Code)

(407) 323-1833

Registrant’s telephone number, including area code

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common stock, par value $.01 per share	9,436,305 Shares
(class)	Outstanding at May 7, 2008

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

($ in thousands, except share information)

	At
	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$43,568	$8,046
Interest-earning deposits	708	1,131

Cash and cash equivalents	44,276	9,177

Securities available for sale	41,155	52,449
Loans, less allowance for loan losses of $15,793 in 2008 and $13,869 in 2007	522,551	563,234
Accrued interest receivable	3,647	4,509
Premises and equipment, net	18,734	18,814
Foreclosed assets	10,093	9,522
Federal Home Loan Bank stock	8,663	8,129
Mortgage servicing rights, net	460	444
Bank-owned life insurance	7,613	7,504
Deferred tax asset	9,098	7,966
Other assets	6,589	8,516

Total assets	$672,879	$690,264

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	$14,830	$13,916
Interest-bearing demand deposits	68,997	80,275
Money-market deposits	57,060	57,608
Savings deposits	2,233	2,422
Time deposits	310,923	327,508

Total deposits	454,043	481,729

Federal Home Loan Bank advances	165,000	152,000
Other borrowings	16	16
Junior subordinated debentures	5,155	5,155
Accrued interest payable	2,267	2,597
Official checks	1,892	2,238
Other liabilities	7,203	6,843

Total liabilities	635,576	650,578

Stockholders’ equity:
Common stock, $.01 par value, 15,000,000 shares authorized; 9,436,305 shares outstanding in 2008 and 2007	94	94
Additional paid-in capital	44,540	44,515
Accumulated deficit	(5,974)	(3,755)
Unallocated ESOP shares (42,386 shares in 2008 and 2007)	(440)	(440)
Accumulated other comprehensive loss	(917)	(728)

Total stockholders’ equity	37,303	39,686

Total liabilities and stockholders’ equity	$672,879	$690,264

See Accompanying Notes to Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

($ in thousands, except share information)

	Three Months Ended March 31,
	2008	2007
Interest income:
Loans	$7,999	$9,699
Securities	641	844
Other	366	176

Total interest income	9,006	10,719

Interest expense:
Deposits	5,099	5,367
Other	1,867	2,128

Total interest expense	6,966	7,495

Net interest income	2,040	3,224
Provision for loan losses	1,965	150

Net interest income after provision for loan losses	75	3,074

Other income:
Service charges and fees	125	107
Gain on sale of loans held for sale	199	72
Net gain on sale of securities available for sale	58	35
Rental income	104	85
Increase in cash surrender value of life insurance policies	109	67
Other	53	110

Total other income	648	476

Other expenses:
Salary and employee benefits	1,986	1,922
Occupancy expense	700	511
Professional services	331	260
Deposit insurance premium	307	15
Data processing	285	230
Foreclosure expenses	152	2
Net loss on sale of foreclosed assets	81	—
Marketing and advertising	63	116
Other	470	383

Total other expenses	4,375	3,439

(Loss) earnings before income taxes	(3,652)	111

Income tax benefit	(1,433)	(49)

Net (loss) earnings	$(2,219)	$160

(Loss) earnings per share:
Basic	$(.24)	$.02

Diluted	$(.24)	$.02

Weighted-average shares outstanding for (in thousands):
Basic	9,394	9,342

Diluted	9,394	9,440

Cash dividends per share	$—	$.04

See Accompanying Notes to Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2008 and 2007

($ in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Unallocated ESOP Shares	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2006	9,351,542	$94	$43,858	$11,160	$(257)	$(235)	$54,620

Comprehensive income:
Net earnings (unaudited)	—	—	—	160	—	—	160
Change in unrealized loss on securities available for sale, net of income taxes of $(23) (unaudited)	—	—	—	—	—	39	39

Comprehensive income (unaudited)	—	—	—	—	—	—	199
Issuance of common stock—options exercised (unaudited)	37,283	—	175	—	—	—	175
ESOP shares purchased (6,618 shares) (unaudited)	—	—	67	—	(67)	—	—
Share based compensation (unaudited)	—	—	34	—	—	—	34
Dividends paid $.04 per share (unaudited)	—	—	—	(376)	—	—	(376)

Balance at March 31, 2007 (unaudited)	9,388,825	$94	$44,134	$10,944	$(324)	$(196)	$54,652

Balance at December 31, 2007	9,436,305	$94	$44,515	$(3,755)	$(440)	$(728)	$39,686

Comprehensive loss:
Net loss (unaudited)	—	—	—	(2,219)	—	—	(2,219)
Change in unrealized loss on securities available for sale, net of income taxes of $113 (unaudited)	—	—	—	—	—	(189)	(189)

Comprehensive loss (unaudited)	—	—	—	—	—	—	(2,408)
Share based compensation (unaudited)	—	—	25	—	—	—	25

Balance at March 31, 2008 (unaudited)	9,436,305	$94	$44,540	$(5,974)	$(440)	$(917)	$37,303

See Accompanying Notes to Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

($ in thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net (loss) earnings	$(2,219)	$160
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	254	217
Provision for loan losses	1,965	150
Loss on sale of foreclosed assets	81	—
Net amortization of premiums and discounts on securities	(47)	(29)
Net amortization of loan origination fees, costs, premiums and discounts	293	340
Amortization of mortgage servicing rights	26	56
Increase in cash surrender value of life insurance policies	(109)	(67)
Proceeds from sales of loans held for sale	601	2,908
Loans originated for resale	(634)	(2,815)
Gain on sale of loans held for sale	(199)	(72)
Loss on disposal of fixed assets	11	—
Net gain on sales of securities available for sale	(58)	(35)
Deferred taxes	(1,019)	—
Share based compensation	25	34
Cash provided by (used in) resulting from changes in:
Accrued interest receivable	862	571
Other assets	1,821	429
Accrued interest payable	(330)	309
Official checks	(346)	(437)
Other liabilities	(39)	177

Net cash provided by operating activities	939	1,896

Cash flows from investing activities:
Purchase of securities available for sale	—	(3,937)
Proceeds from principal repayments and sales of securities available for sale	11,097	7,751
Loan principal repayments, net of originations	25,480	30,717
Purchase of loans	—	(26,023)
Proceeds from sales of loans transferred to held for sale	12,051	2,491
Purchase of premises and equipment	(79)	(114)
(Purchase) redemption of Federal Home Loan Bank stock	(534)	845
Net proceeds from sale of foreclosed assets	432	—

Net cash provided by investing activities	48,447	11,730

Cash flows from financing activities:
Net increase (decrease) in deposits	(27,686)	1,704
Net increase (decrease) in Federal Home Loan Bank advances	13,000	(14,000)
Net decrease in other borrowings	—	(1,315)
Principal repayments under capital lease obligation	—	(2,504)
Net increase in advance payments from borrowers for taxes and insurance	399	369
Net proceeds from the exercise of options on common stock	—	175

Net cash provided by (used in) financing activities	(14,287)	(15,947)

Net increase (decrease) in cash and cash equivalents	35,099	(2,321)
Cash and cash equivalents at beginning of period	9,177	8,680

Cash and cash equivalents at end of period	$44,276	$6,359

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited), Continued

($ in thousands)

	Three Months Ended March 31,
	2008	2007
Supplemental disclosure of cash flow information-
Cash paid during the period for:
Interest	$7,296	$7,186

Income taxes	$—	$—

Noncash transactions:
Foreclosed assets acquired in settlement of loans	$1,084	$2,363

Other comprehensive (loss) gain, net change in unrealized loss on securities available for sale, net of tax	$(189)	$39

Transfer of loans in portfolio to loans held for sale	$4,227	$2,478

Mortgage servicing rights recognized upon sale of loans held for sale	$42	$25

ESOP shares purchased	$—	$67

Transfer from other assets to premises and equipment	$106	$—

See Accompanying Notes to Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1)	Description of Business and Basis of Presentation

Organization. Federal Trust Corporation (“Federal Trust”) is the sole shareholder of Federal Trust Bank (the “Bank”) and Federal Trust Mortgage Company (the “Mortgage Company”). Federal Trust operates as a unitary savings and loan holding company. Federal Trust’s primary business activity is the operation of the Bank and the Mortgage Company. The Bank is a federally-chartered stock savings bank. The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation. The Bank provides a wide range of banking services to individual and corporate customers through its 11 full-service branch offices located in Orange, Seminole, Volusia, Lake and Flagler Counties, Florida. As of April 30, 2008, the operations of the Mortgage Company, which primarily include originating mortgage loans, selling mortgage loans in the secondary market, and servicing of residential mortgage loans have been consolidated into the Bank and is functioning as a department of the Bank.

The consolidated financial statements include the accounts of Federal Trust, the Bank and the Mortgage Company (collectively referred to herein as, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (principally consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2008, and the results of operations and cash flows for the three-month periods ended March 31, 2008 and 2007. The results of operations for the three-month period ended March 31, 2008, are not necessarily indicative of the results to be expected for the entire year ending December 31, 2008. These statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Recent Accounting Pronouncements.

In March 2008, The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). This standard requires enhanced disclosures regarding derivative instruments and hedging activities so as to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS 161 will have no impact on the Company’s financial condition and results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”) and SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). The Standards will improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The statements are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Management does not anticipate that SFAS 160 and SFAS 141(R) will have a material effect on the Company’s financial condition or results of operations.

In June 2007, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF No. 06-11”). EITF No. 06-11 requires that the tax benefit related to dividend equivalents paid on restricted stock and restricted stock units which are expected to vest be recorded as an increase to additional paid-in capital. EITF No. 06-11 is to be applied prospectively for tax benefits on dividends declared by the Company on or after January 1, 2008. The adoption of EITF No. 06-11 will have no impact on the Company’s financial condition and results of operations.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(2)	Loans

The components of loans are summarized as follows ($ in thousands):

	At March 31, 2008	At December 31, 2007
	(unaudited)
Residential lending:
Mortgages (1)	$339,139	$359,954
Lot	41,650	39,994
Construction	14,974	21,926

Total residential lending	395,763	421,874

Commercial lending:
Real estate secured	77,125	85,492
Land, development and construction	62,051	73,752
Commercial loans	17,932	15,866

Total commercial lending	157,108	175,110

Consumer loans	121	214

Total loans	552,992	597,198

Add (deduct):
Allowance for loan losses	(15,793)	(13,869)
Net premiums, discounts, deferred fees and costs	2,711	3,033
Loans in process	(17,359)	(23,128)

Loans, net	$522,551	$563,234

(1)	Includes approximately $7.6 million of loans held for sale at December 31, 2007. There were no loans held for sale at March 31, 2008.

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited), Continued

(2)	Loans, Continued

During the first quarter of 2008, we continued to experience weakness in the real estate market in Central Florida and increases in loan delinquencies. As a result, we recorded a provision for loan losses in the 2008 first quarter of $2.0 million. Our loan charge-offs during the 2008 first quarter were $50,000, we recognized $9,000 in recoveries and our allowance for loan losses increased from $13.9 million at December 31, 2007, to $15.8 million at March 31, 2008.

The activity in the allowance for loan losses is as follows ($ in thousands):

	Three Months Ended March 31,
	2008	2007
Balance at beginning of period	$13,869	$5,098
Provision for loan losses	1,965	150
Charge-offs	(50)	—
Recoveries	9	—

Balance at end of period	$15,793	$5,248

The following is a summary of information regarding nonaccrual and impaired loans ($ in thousands):

	At March 31, 2008	At December 31, 2007
Non-accrual loans	$47,774	$38,223

Accruing loans past due 90 days or more	$—	$—

Recorded investment in impaired loans for which there is a related allowance for loan losses	$20,675	$15,299

Recorded investment in impaired loans for which there is no related allowance for loan losses	$36,878	$22,903

Allowance for loan losses related to impaired loans	$5,602	$5,556

	Three Months Ended March 31,
	2008	2007
Interest income recognized and received on impaired loans	$418	$22

Average net recorded investment in impaired loans	$47,843	$10,570

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited), Continued

(2)	Loans, Continued

	March 31, 2008	December 31, 2007
Non-accrual loans:
Residential loans:
Mortgages	$8,321	$4,993
Lot	9,083	6,578
Construction	6,638	7,317

Total residential loans	24,042	18,888

Commercial loans:
Real estate secured	9,964	7,520
Land, development and construction	12,812	11,063
Commercial business	750	752

Total commercial loans	23,526	19,335

Consumer loans	206	—

Total non-accrual loans	47,774	38,223
Foreclosed assets	10,093	9,522

Total non-performing assets	$57,867	$47,745

Total non-accrual loans to total loans	8.6%	6.4%

Total non-accrual loans to total assets	7.1%	5.5%

Total allowance for loan losses to total non-accrual loans	33.1%	36.3%

Total non-performing assets to total assets	8.6%	6.9%

Total non-performing assets which includes non-accrual loans and foreclosed properties, increased from $47.7 million at December 31, 2007, to $57.9 million at March 31, 2008. The increase in non-performing assets during the first quarter of 2008 included three commercial loans with principal balances totaling $5.2 million. The largest of these loans has a balance of $2.7 million and is for a residential condominium project in the Florida panhandle. Other first quarter non-performing asset activity included non-accrual loan increases of $2.6 million in residential loans to foreign national borrowers, $2.5 million in developed residential lot loans, and $726,000 for other domestic residential loans. Partially offsetting these increases in non-performing assets was the collection of $500,000 from our insurance carrier on the 2007 Transland Financial Services fraud loss, and the sale of three residences and two residential lots with carrying values totaling $508,000. We recognized an $81,500 net loss on the sale of the five foreclosed properties.

In addition to our non-performing assets discussed above, at March 31, 2008, we had $43.4 million in performing loans that exhibited weakness or concerns and were graded as classified or special mention. This total decreased $13.2 million during the 2008 first quarter, from $56.6 million at December 31, 2007. The decrease was primarily due to the payoff of one classified commercial loan for $7.4 million and the transfer to non-accrual status of two commercial loans for $4.7 million.

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited), Continued

(3)	Regulatory Capital

The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at March 31, 2008, of the Bank’s actual capital on a percentage basis and the regulatory capital requirements for a financial institution to be classified as adequately capitalized or well capitalized:

	Actual	For Minimum Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions
Total capital to risk-weighted assets	9.77%	8.00%	10.00%
Tier I capital to risk-weighted assets	8.51%	4.00%	6.00%
Tier I capital to total assets-leverage ratio	5.62%	4.00%	5.00%

The Bank’s total capital to risk-weighted assets ratio of 9.77% resulted in the Bank being characterized as “adequately capitalized” for regulatory capital purposes.

(4)	(Loss) Earnings Per Share of Common Stock

The Company follows the provisions of SFAS No. 128, Earnings Per Share (“SFAS No. 128”). SFAS No. 128 provides accounting and reporting standards for calculating (loss) earnings per share. Basic (loss) earnings per share of common stock, has been computed by dividing the net loss or earnings for the period by the weighted-average number of shares outstanding. Shares of common stock purchased by the Company’s Employee Stock Ownership Plan (“ESOP”) are considered outstanding when the shares are allocated to participants. Diluted (loss) earnings per share is computed by dividing net loss or earnings by the weighted-average number of shares outstanding including the dilutive effect of stock options computed using the treasury stock method and the restricted stock units. Outstanding stock options and restricted stock units are not considered dilutive securities for the three-month period ended March 31, 2008, due to the net loss incurred by the Company.

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited), Continued

(4)	(Loss) Earnings Per Share of Common Stock, Continued

The following table presents the calculation of basic (loss) earnings per share for the three-month periods ending March 31, 2008 and 2007, and the calculation of diluted earnings per share for the three-month period ending March 31, 2007.

	Three Months Ended March 31,
	2008	2007
Weighted-average shares outstanding before adjustment for unallocated ESOP shares	9,436	9,374
Adjustment to reflect the effect of unallocated ESOP shares	(42)	(32)

Weighted-average shares outstanding for basic earnings (loss) per share	9,394	9,342

Basic earnings (loss) per share	$(.24)	$.02

Total weighted-average shares outstanding for basic earnings (loss) per share computation	9,394	9,342
Additional dilutive shares using the average market value for the period utilizing the treasury stock method regarding stock options	—	98

Weighted-average shares and equivalents outstanding for diluted earnings (loss) per share	9,394	9,440

Diluted earnings (loss) per share	$(.24)	$.02

(5)	Stock Compensation Plans

The Company has three stock benefit plans. The Key Employee Stock Compensation Program (the “Employee Plan”) is authorized to issue up to 10% of the issued shares up to a maximum of 1,020,000 shares through the exercise of incentive stock options, compensatory stock options, stock appreciation rights or performance shares. All awards granted under the Employee Plan have been incentive stock options. These options have five to ten year terms and vest over various terms up to five years. At March 31, 2008, the Company had 427,301 options available for future grants under the Employee Plan.

The Directors’ Stock Option Plan (the “Directors’ Plan”) is authorized to issue up to 141,337 shares through the exercise of stock options. All options granted under the Directors’ Plan have five to ten-year terms, and vest over various terms up to five years. At March 31, 2008, the Company had 4,180 options available for future grants under the Directors’ Plan.

The 2005 Directors’ Stock Plan (“2005 Directors’ Plan”) is authorized to issue up to 91,800 shares through the exercise of stock options and the issuance of restricted stock shares. Awards made under the 2005 Directors’ Plan may be in the form of restricted shares, restricted stock units, or stock options. A restricted stock unit is the right to receive a share of common stock, after vesting, on a date selected by the director. While any restricted stock unit is outstanding the director holding the restricted stock unit will be entitled to receive a dividend in the form of additional restricted stock units, if cash or stock dividends are declared on outstanding shares of common stock. Each restricted stock unit, including fractional restricted stock units, will be converted to one share of common stock, after vesting, on the date which has been selected by the director or when the director no longer serves on the Board.

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited), Continued

(5)	Stock Compensation Plans, Continued

Awards of restricted shares or restricted stock units may be awarded to a director as an annual stock retainer, which is dependent upon the amount of the director’s annual cash retainer. Under terms of those respective agreements, the units vest over periods from three to four years, unless there is a change in control, at which point the units vest immediately.

Options are granted to certain employees and directors at a price equal to the market value of the stock on the dates the options were granted. In accordance with SFAS No. 123, Share-Based Payment “SFAS 123(R)”, the fair value of each option is amortized using the straight-line method over the requisite service period of each option. We have estimated the fair value of all option awards as of the grant date by applying the Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of compensation expense. The weighted average amounts for key assumptions used in determining the fair value of options granted during the three-months ended March 31, 2008 and 2007 follows:

	Three-Months Ended March 31, 2008	Three-Months Ended March 31, 2007
Expected stock price volatility	32.67%	47.95%
Risk-free interest rate	2.64%	4.66%
Weighted average expected life in years	4.0	6.5
Expected dividend yield	0.00%	1.58%
Per share weighted-average grant date fair value of options issued during the period	$0.64	$4.66

As part of its adoption of SFAS 123(R), the Company examined its historical pattern of option exercises in an effort to determine if there was any pattern based on certain employee populations. From this analysis, the Company could not identify any patterns in the exercise of options. As such, the Company used the guidance in Staff Accounting Bulletin No. 110 issued by the Securities and Exchange Commission to determine the estimated life of options issued. Historical information was the primary basis for the selection of expected volatility and expected dividend yield. The risk-free rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.

A summary of stock option transactions for the three-month period ended March 31, 2008, follows: ($ in thousands, except per share data):

	Number of Options	Weighted Avg. Per Option Exercise Price	Weighted Avg. Remaining Contract Term (in years)	Aggregate Intrinsic Value
Options Under the Employee Plan:
Outstanding at December 31, 2007	374,283	$7.87
Options exercised	—
Options forfeited	(200,600)	$9.61

Outstanding at March 31, 2008	173,683	$5.87	4.47	$—
Exercisable at March 31, 2008	84,115	$7.25	4.58	$—

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited), Continued

(5)	Stock Compensation Plans, Continued

	Number of Options	Weighted Avg. Per Option Exercise Price	Weighted Avg. Remaining Contract Term (in years)	Aggregate Intrinsic Value
Options Under the Directors’ Plans: (includes the Directors’ Plan and the 2005 Directors’ Plan)
Outstanding at December 31, 2007	144,146	$7.17
Options granted	5,000	$2.15
Options forfeited	(9,792)	$7.75

Outstanding at March 31, 2008	139,354	$6.95	7.56	$—
Exercisable at March 31, 2008	71,554	$5.99	3.72	$—

As of March 31, 2008, the Company had 157,368 nonvested options outstanding resulting in approximately $319,000 of total unrecognized compensation expense related to these nonvested options. This expense is expected to be recognized monthly over the related vesting periods using the straight-line method through December 2011.

A summary of the Restricted Stock Unit transactions follows:

Number of Units
Restricted Stock Units under the 2005 Directors’ Plan:
Outstanding at December 31, 2007	11,815
Stock unit dividends earned	—
Stock units forfeited	—
Stock issued	—

Outstanding at March 31, 2008	11,815

A summary of the status of the Company’s nonvested restricted stock units as of December 31, 2007, and changes during the three-months ended March 31, 2008, is presented below:

Nonvested Shares	Number of Units	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2007	6,471	$10.54
Dividends credited	—	—
Forfeited	—	—
Vested	(774)	$11.26

Nonvested at March 31, 2008	5,697	$10.12

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited), Continued

(6)	Fair Value Measurements

In the first quarter of 2008, we adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This standard does not apply measurements related to share-based payments.

SFAS 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future cash flows), and the cost approach (cost to replace the service capacity of an asset or replacement cost), focusing on the price that would be received when selling an asset or paid to transfer a liability (exit price). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

•	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

•

Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities that are not active. Such inputs may include interest rates and yield curves, volatilities, prepayment speeds, credit risks, and default rates.

•

Level 3: Unobservable inputs to measure fair value of assets and liabilities for which there is little, if any market activity at the measurement date, using reasonable inputs and assumptions based upon the best information at the time, to the extent that inputs are available without undue cost and effort.

Our listing of financial assets and liabilities subject to fair value measurements on a recurring basis are as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	Fair Value as of 3/31/08	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$41,155	$62	$36,875	$4,218

The fair values of our securities available for sale are determined by third-party service providers utilizing various methods dependent upon the specific type of investment.

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited), Continued

(6)	Fair Value Measurements, Continued

The following is a summary of transactions for those financial assets and liabilities measured on a recurring basis using significant unobservable inputs for determining fair value for the three month period ended March 31, 2008 (in thousands):

Fair Value Measurements At March 31, 2008 Using Significant Unobservable Inputs (Level 3)
Fair value at December 31, 2007	$4,784
Total gains or (losses):
Included in other comprehensive income	(565)
(Amortization) and accretion	(1)

Fair value at March 31, 2008	$4,218

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited), Continued

(7)	Legal Contingencies

Various legal claims arise from time to time in the normal course of business. In the opinion of management of the Company, none have occurred that will have a material effect on the Company’s consolidated financial statements.

(8)	Reclassification

Certain amounts in the prior period consolidated financial statements have been reclassified to conform with the 2008 presentation.

As of March 31, 2007, $2,491,000 of proceeds from sales of loans transferred to loans held for sale were incorrectly reported on the Consolidated Statement of Cash Flows as net cash flows from operating activities rather than net cash flows from investing activities as required by generally accepted accounting standards in the United States of America. These loan sale proceeds were reclassified to cash flows from investing activities for the three months ended March 31, 2007. This change did not affect the previously reported amount of net decrease in cash and cash equivalents.

(9)	Subsequent Events

Cease and desist orders. The Office of Thrift Supervision recently concluded examinations of the operations of Federal Trust Corporation and Federal Trust Bank. The Office of Thrift Supervision noted weaknesses and failures relating primarily to our real estate lending practices and asset quality, and their effect on our capital and earnings. We have taken action and implemented procedures that management believes will address the weaknesses identified by the Office of Thrift Supervision. However, the Office of Thrift Supervision has presented cease and desist orders to Federal Trust Corporation and Federal Trust Bank, which are designed to ensure that the weaknesses noted in the recently concluded examinations are properly addressed. We have negotiated the terms of these enforcement orders with the Office of Thrift Supervision and are stipulating to the issuance of the orders. The orders will provide that:

•

we will submit for review and approval by the Office of Thrift Supervision a capital plan to raise additional capital for Federal Trust Bank or, if the additional capital cannot be raised, to seek a merger or acquisition partner;

•

Federal Trust Bank will submit for review and approval or non-objection by the Office of Thrift Supervision a detailed business plan to strengthen and improve Federal Trust Bank’s operations, earnings, liquidity and capital;

•	Federal Trust Bank will be required to submit quarterly reports to the Office of Thrift Supervision regarding compliance with the business plan;

•

until the Office of Thrift Supervision has approved or provided its non-objection to Federal Trust Bank’s business plan, Federal Trust Bank will not be permitted to increase its current levels of construction loans, acquisition and development loans, non-residential permanent mortgage loans, land loans and certain other loans without the prior approval of the Office of Thrift Supervision;

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited), Continued

•

until the Office of Thrift Supervision has approved or provided its non-objection to Federal Trust Bank’s business plan, Federal Trust Bank will not be permitted to increase its total assets during any quarter in excess of an amount equal to the net interest credited on deposit liabilities during the quarter without the prior approval of the Office of Thrift Supervision;

•

Federal Trust Bank will submit for review and approval or non-objection by the Office of Thrift Supervision an asset review program that will (i) strengthen and ensure the timely identification and proper classification of problem assets, (ii) ensure adequate and proper levels of the Allowance for Loan and Lease Losses, and (iii) establish individualized resolution plans for problem assets;

•	Federal Trust Bank will not be permitted to declare a dividend without the prior written approval of the Office of Thrift Supervision;

•	Federal Trust Bank will revise its legal lending limit policies and procedures to ensure compliance with applicable law and devise an action plan to correct any legal lending limit violations;

•

Federal Trust Bank will not be permitted to enter into, renew or modify any agreements with us or enter into affiliated transactions with us, without prior approval of the Office of Thrift Supervision;

•

Federal Trust Bank will not be permitted to enter into any third-party contracts for services outside the normal course of business without prior review and approval of the Office of Thrift Supervision;

•	the Board of Directors of Federal Trust Bank will submit a plan to strengthen the Board of Directors’ oversight of management and Federal Trust Bank’s operations;

•

the Board of Directors of Federal Trust Bank will conduct a review of Federal Trust Bank’s lending functions and assess the qualifications, experience and proficiency of Federal Trust Bank’s management and lending staff; and

•

the Board of Directors of Federal Trust Bank will establish a committee comprised of non-employee directors to monitor and coordinate Federal Trust Bank’s compliance with the provisions of the enforcement order.

In the event we are in material non-compliance with the terms of such cease and desist orders, the Office of Thrift Supervision has the authority to subject us to the terms of a more restrictive enforcement order, to impose civil money penalties on us and our directors and officers, and to remove directors and officers from their positions with Federal Trust Corporation and Federal Trust Bank.

Additional Office of Thrift Supervision restrictions on our operations. On April 25, 2008, Federal Trust Corporation and Federal Trust Bank were notified by the Office of Thrift Supervision that the following regulatory and supervisory restrictions apply to Federal Trust Corporation and Federal Trust Bank, some of which restrictions are similar to those included in the cease and desist orders:

•	Federal Trust Corporation and Federal Trust Bank are not eligible to have applications or notices processed by the Office of Thrift Supervision on an expedited basis;

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited), Continued

•	Federal Trust Corporation and Federal Trust Bank are required to provide prior notice to the Office of Thrift Supervision for additions or changes to directors or senior executive officers;

•	all employment contracts or compensation arrangements, including severance payments, to directors and senior executive officers are subject to prior review by the Office of Thrift Supervision;

•

the ability of Federal Trust Corporation and Federal Trust Bank to make any compensatory payments to any person previously affiliated with Federal Trust Corporation or Federal Trust Bank following such person’s termination of employment is restricted by applicable federal regulation; and

•	Federal Trust Bank’s growth is restricted in that it may not increase its assets during any quarter in excess of an amount equal to net interest credited on deposit liabilities.

In addition, the Office of Thrift Supervision has placed the following restrictions on Federal Trust Corporation and Federal Trust Bank, some of which restrictions are similar to those included in the cease and desist orders:

•

Federal Trust Bank may not pay any dividends or make any form of capital distribution without the prior written approval of the Office of Thrift Supervision and Federal Trust Corporation may not request or accept any dividend or any form of capital distribution from Federal Trust Bank without the prior written approval of the Office of Thrift Supervision;

•

Federal Trust Corporation may not declare or pay any dividend without the prior written approval of the Office of Thrift Supervision, and Federal Trust Corporation must request Office of Thrift Supervision approval for the payment of a dividend in writing at least 30 calendar days prior to the proposed dividend declaration date;

•	Federal Trust Corporation may not issue any debt securities or otherwise incur any additional debt without the prior written approval of the Office of Thrift Supervision; and

•

Federal Trust Corporation may not make any payments of any kind, or in any form, to any person or entity in an amount exceeding $5,000 in any calendar month without the prior written approval of the Office of Thrift Supervision.

Federal Reserve Bank restrictions. On April 15, 2008, the Federal Reserve Bank placed restrictions on the activities and transactions we process with them. Those restrictions include being placed on a Real-Time Monitor status for our account and a zero limit on our daylight overdraft capacity. In addition, the Federal Reserve Bank has requested pledged collateral of $5 million to the discount window. We have also been advised that any collateral pledged currently or in the future will be subject to an additional 10% reduction against that collateral value. We have completed those forms required by the Federal Reserve Bank and transferred satisfactory collateral so as to fully comply with these requirements.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Forward Looking Statements

This current report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Forward-looking statements can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” and words of similar meaning. These forward-looking statements include, but are not limited to:

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions and real estate values, either nationally or in our market areas, that are worse than expected;

•	competition among depository and other financial institutions;

•	inflation and adverse changes in the securities markets;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	changes in consumer spending, borrowing and savings habits;

•	changes in demand for new housing in our market area;

•	unfavorable changes in economic conditions affecting housing markets, credit markets, real estate values or oil and gas prices, either nationally or locally;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the Financial Accounting Standards Board; and

•	changes in our organization, compensation and benefit plans.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that the critical accounting policies upon which our financial condition and results of operation depend, and that involve the most complex subjective decisions or assessments, are included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Amendment No. 1 to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission. There are no material changes to the critical accounting policies disclosed in the Annual Report on Form 10-K/A.

Capital Resources and Liquidity

During the three months ended March 31, 2008, the Company’s primary source of funds consisted of net principal repayments and sales of loans of $38.1 million, net principal repayments and sales of securities available for sale of $11.1 million and an increase in Federal Home Loan Bank advances of $13 million. The declining trend in residential real estate values in Florida and the increase in nonaccrual loans has had a significant negative impact on the earnings and capital resources of the Company. As a result, during the three months ended March 31, 2008, management sold loans and securities totaling approximately $21.0 million as part of its efforts to reduce the size of the Bank and improve our regulatory capital ratios. At present Federal Trust Corporation is classified as “adequately capitalized” and as such we are required to obtain approval from the Federal Deposit Insurance Corporation to accept, renew or rollover brokered deposits. On March 14, 2008, we received conditional approval from the Federal Deposit Insurance Corporation to replace up to $16.0 million of brokered deposits through May 31, 2008; however, during the three months ended March 31, 2008, $21.4 million in brokered deposits matured and were not renewed or replaced.

Off-Balance-Sheet Arrangements

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, unused lines of credit, standby letters of credit and loans in process. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amounts recognized in the consolidated balance sheet. The contract amounts of those instruments reflect the extent of the Company’s involvement in particular classes of financial instruments.

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

A summary of the amounts of the Company’s financial instruments, with off-balance-sheet risk at March 31, 2008, follows ($ in thousands):

Contract Amount
Commitments to extend credit	$2,009

Unused lines of credit	$18,192

Standby letters of credit	$663

Loans in process	$17,359

Management believes the Company has adequate resources to fund all its commitments. At March 31, 2008, the Company had approximately $271.1 million in time deposits maturing in one year or less. Management also believes that, if so desired, it can adjust the rates on time deposits to retain or obtain new deposits in a changing interest rate environment. Management believes the Bank was in compliance with all minimum capital requirements that it was subject to at March 31, 2008. See note 3 to the unaudited consolidated financial statements.

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

	Three Months Ended March 31,
	2008			2007
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Interest-earning assets:
Loans (1)	$557,196	$7,999	5.74%	$604,864	$9,699	6.41%
Securities	45,000	641	5.70	64,643	844	5.22
Other interest-earning assets (2)	39,629	366	3.69	12,183	176	5.78

Total interest-earning assets	641,825	9,006	5.61	681,690	10,719	6.29

Other noninterest-earning assets	53,063			38,578

Total assets	$694,888			$720,268

Noninterest-bearing demand deposits	$14,388	—	—	$12,949	—	—
Interest-bearing liabilities:
Interest-bearing demand and money- market deposits	129,562	1,073	3.31	117,296	1,094	3.73
Savings deposits	2,437	4	0.66	3,138	13	1.66
Time deposits	324,894	4,022	4.95	335,434	4,260	5.08

Total deposit accounts	471,281	5,099	4.33	468,817	5,367	4.58

FHLB advances and other borrowings (3)	172,078	1,867	4.34	190,045	2,128	4.48

Total interest-bearing liabilities (4)	628,971	6,966	4.43	645,913	7,495	4.64

Other noninterest-bearing liabilities	12,006			6,840
Stockholders’ equity	39,523			54,566

Total liabilities and stockholders’ equity	$694,888			$720,268

Net interest/dividend income		$2,040			$3,224

Net interest margin (5)			1.27%			1.89%

Interest-rate spread (6)			1.18%			1.65%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.02			1.06

(1)	Includes nonaccrual loans.
(2)	Includes Federal Home Loan Bank stock and interest-earning deposits.
(3)	Includes Federal Home Loan Bank advances, other borrowings, junior subordinated debentures and capital lease obligation.
(4)	Total interest-bearing liabilities exclude noninterest-bearing demand deposits.
(5)	Net interest margin is annualized net interest income divided by average interest-earning assets.
(6)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

Comparison of the Three-Month Periods Ended March 31, 2008 and 2007

General. The Company had a net loss for the three-month period ended March 31, 2008, of $2.2 million, or $.24 per basic and fully diluted share, compared to net earnings of $160,000 or $.02 per basic and fully diluted share for the same period in 2006. The loss for the three months ended March 31, 2008, is primarily attributable to a $2.0 million provision for loan losses, together with interest income foregone as a result of the increase in nonperforming assets.

Interest Income. Interest income decreased $1.7 million to $9.0 million for the 2008 first quarter, from $10.7 million for the quarter ended March 31, 2007. The decrease in interest income was primarily due to a decrease in market interest rates from the first quarter of 2007 to the first quarter of 2008, and $1.0 million in foregone interest for the three-months ended March 31, 2008.

Interest Expense. Interest expense decreased $529,000, or 7%, due to a decrease in the average rate paid on interest-bearing liabilities from 4.64% in the quarter ending March 2007 to 4.43% for the 2008 first quarter. In addition, average interest bearing liabilities decreased from $645.9 million for the 2007 first quarter to $629.0 million for the first quarter of 2008.

Provision for Loan Losses. A provision for loan losses is charged to earnings based upon management’s evaluation of the loan portfolio. During the quarter ended March 31, 2008, the Bank recorded a provision for loan losses of $2.0 million based on its evaluation of the loan portfolio, compared to $150,000 for the same period in 2007. The increased provision for the 2008 first quarter was due to the decline in real estate collateral values and an increase in nonaccrual loans. The allowance for loan losses at March 31, 2008, was $15.8 million compared to $5.2 million at March 31, 2007. Our evaluation of the allowance for loan losses at March 31, 2008, included an assessment of the current market values for the nonaccrual loans, and an ongoing evaluation of the loan portfolio. As a percent of total loans outstanding, the allowance for loan losses increased to 2.95% at March 31, 2008 from 2.42% at December 31, 2007, and .88% at March 31, 2007. Management believes the allowance for loan losses at March 31, 2008, was adequate to absorb estimated loan losses in the loan portfolio at March 31, 2008. However, we can make no assurance that our allowance will be adequate to cover future loan losses given current and future market conditions, including the recent downturn in our local real estate markets. In addition, our regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, based on judgments different than those of our management. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory agencies would have a negative effect on our operating results.

Other Income. Other income increased 36% to $648,000 for the quarter ended March 31, 2008, from $476,000 for the 2007 first quarter due primarily to net gains on sales of loans and securities of $257,000 in the 2008 first quarter, compared to $107,000 of such gains in the first quarter of 2007. These loan and security sales, which totaled approximately $21 million, were part of our plan to increase liquidity and shrink the size of the balance sheet in order to improve our capital ratios.

Comparison of the Three-Month Periods Ended March 31, 2008 and 2007, Continued

Other Expenses. Total other expenses for the 2008 first quarter were $4.4 million, up $936,000 or 27% from the first quarter of 2007. The increase was primarily due to $292,000 in additional FDIC insurance premium which totaled to $307,000 in 2008, compared to $15,000 in 2007, together with a $189,000 increase in occupancy expense resulting from our two new branches and the relocation of our New Smyrna Beach branch in the fourth quarter of 2007, and a $150,000 increase in expenses related to foreclosed properties. Personnel expense increased $64,000, or 3% in 2008 due to the additions in personnel in our new branches and credit department, partially offset by other strategic personnel reductions.

Income Taxes. The Company’s consolidated tax position resulted in a tax benefit of $1.4 million (an effective rate of 39.2%) for the three-months ended March 31, 2008, compared to a tax benefit of $49,000 (an effective rate of 44.1%) for the same period in 2007. The Company recognized the deferred tax asset because management believes, based on detailed financial projections, that it is more likely than not, the Company will have sufficient future earnings to utilize this asset to offset future income tax liabilities.

Comparison of Financial Condition at March 31, 2008 and December 31, 2007

Total assets at March 31, 2008 were $672.9 million, a decrease of $17.4 million, or 2.5%, from $690.3 million at December 31, 2007. This decrease in total assets during 2008 was part of our strategy to improve our liquidity and shrink the balance sheet due to our losses and the need to strengthen our regulatory capital ratios, combined with our efforts to change our asset/liability mix through a reduction in wholesale loan purchases and borrowed funds. Our portfolio of securities available for sale decreased by $11.3 million, or 21.5%, to $41.2 million at March 31, 2008, from $52.4 million at December 31, 2007. Total loans declined $40.7 million, or 7.2%, to $522.6 million at March 31, 2008, from $563.2 million at December 31, 2007. Residential mortgage loans and residential construction loans declined $20.8 million and $7.0 million, or 5.8% and 31.7%, respectively, from December 31, 2007. In addition, commercial real estate secured loans and land, development and construction loans declined $8.4 million and $11.7 million, or 9.8% and 15.9%, respectively, from December 31, 2007. The funds provided by the sales and payoffs of loans and investments were used to repay brokered deposits and increase our liquidity. Cash and due from bank increased from $8.0 million at December 31, 2007 to $43.6 million at March 31, 2008.

Total deposits at March 31, 2008 were $454.0 million, a decrease of $27.7 million, or 5.7%, from $481.7 million at December 31, 2007. This decrease was primarily the result of a decrease of $11.3 million or 14.0% in interest-bearing demand deposits from $80.3 million at December 31, 2007, to $69.0 million at March 31, 2008. Time deposits also declined $16.6 million, or 5.1%, to $310.9 million at March 31, 2008, from $327.5 million at December 31, 2007. Included in the decline of time deposits for the three-month period ending March 31, 2008, were $21.4 million in brokered deposits that matured and were not renewed, rolled over or replaced, partially offset by $4.8 million in growth of our retail time deposits from our branch network. Federal Home Loan Bank advances increased $13.0 million, or 8.5%, during 2008 to $165.0 million at March 31, 2008. Total stockholders’ equity decreased $2.4 million in 2008 due primarily to the $2.2 million loss for the three months ended March 31, 2008.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in the Company’s market risk exposure since December 31, 2007.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Management, including the Company’s Chief Executive Officer and Chief Financial Officer, has made an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report pursuant to Exchange Act Rule 13(a)-15. Based upon the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by Federal Trust in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls. During the period covered by this report, there was no change in internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

In addition to the other information contained this Quarterly Report on Form 10-Q and the exhibits hereto, the following risk factors represent material changes from those previously disclosed in the Company’s Amendment No. 1 to the Annual Report on Form 10-K/A, filed with the Securities and Exchange Commission on April 29, 2008. The risks disclosed below, either alone or in combination, could materially adversely affect our business, financial condition or results of operations. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

We have stipulated to cease and desist orders with the Office of Thrift Supervision. These orders will significantly restrict our operations. The failure to comply with these orders can result in significant penalties.

The Office of Thrift Supervision recently concluded examinations of the operations of Federal Trust Corporation and Federal Trust Bank. The Office of Thrift Supervision noted weaknesses and failures relating primarily to our real estate lending practices and asset quality, and their effect on our capital and earnings. We have taken action and implemented procedures that management believes will address the weaknesses identified by the Office of Thrift Supervision. However, the Office of Thrift Supervision has presented cease and desist orders to Federal Trust Corporation and Federal Trust Bank, which are designed to ensure that the weaknesses noted in the recently concluded examinations are properly addressed. We have negotiated the terms of these enforcement orders with the Office of Thrift Supervision and are stipulating to the issuance of the orders. The orders will provide that:

•

we will submit for review and approval by the Office of Thrift Supervision a capital plan to raise additional capital for Federal Trust Bank or, if the additional capital cannot be raised, to seek a merger or acquisition partner;

•

Federal Trust Bank will submit for review and approval or non-objection by the Office of Thrift Supervision a detailed business plan to strengthen and improve Federal Trust Bank’s operations, earnings, liquidity and capital;

•	Federal Trust Bank will be required to submit quarterly reports to the Office of Thrift Supervision regarding compliance with the business plan;

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

•

Federal Trust Bank will submit for review and approval or non-objection by the Office of Thrift Supervision an asset review program that will (i) strengthen and ensure the timely identification and proper classification of problem assets, (ii) ensure adequate and proper levels of the Allowance for Loan and Lease Losses, and (iii) establish individualized resolution plans for problem assets;

•	Federal Trust Bank will not be permitted to declare a dividend without the prior written approval of the Office of Thrift Supervision;

•	Federal Trust Bank will revise its legal lending limit policies and procedures to ensure compliance with applicable law and devise an action plan to correct any legal lending limit violations;

•

Federal Trust Bank will not be permitted to enter into, renew or modify any agreements with us or enter into affiliated transactions with us, without prior approval of the Office of Thrift Supervision;

•

Federal Trust Bank will not be permitted to enter into any third-party contracts for services outside the normal course of business without prior review and approval of the Office of Thrift Supervision;

•	the Board of Directors of Federal Trust Bank will submit a plan to strengthen the Board of Directors’ oversight of management and Federal Trust Bank’s operations;

•

the Board of Directors of Federal Trust Bank will conduct a review of Federal Trust Bank’s lending functions and assess the qualifications, experience and proficiency of Federal Trust Bank’s management and lending staff; and

•

the Board of Directors of Federal Trust Bank will establish a committee comprised of non-employee directors to monitor and coordinate Federal Trust Bank’s compliance with the provisions of the enforcement order.

In the event we are in material non-compliance with the terms of such cease and desist orders, the Office of Thrift Supervision has the authority to subject us to the terms of a more restrictive enforcement order, to impose civil money penalties on us and our directors and officers, and to remove directors and officers from their positions with Federal Trust Corporation and Federal Trust Bank.

The Office of Thrift Supervision has placed additional restrictions on our operations.

On April 25, 2008, Federal Trust Corporation and Federal Trust Bank were notified by the Office of Thrift Supervision that the following regulatory and supervisory restrictions apply to Federal Trust Corporation and Federal Trust Bank, some of which restrictions are similar to those included in the cease and desist orders:

•	Federal Trust Corporation and Federal Trust Bank are not eligible to have applications or notices processed by the Office of Thrift Supervision on an expedited basis;

•	Federal Trust Corporation and Federal Trust Bank are required to provide prior notice to the Office of Thrift Supervision for additions or changes to directors or senior executive officers;

•	all employment contracts or compensation arrangements, including severance payments, to directors and senior executive officers are subject to prior review by the Office of Thrift Supervision;

•

the ability of Federal Trust Corporation and Federal Trust Bank to make any compensatory payments to any person previously affiliated with Federal Trust Corporation or Federal Trust Bank following such person’s termination of employment is restricted by applicable federal regulation; and

•	Federal Trust Bank’s growth is restricted in that it may not increase its assets during any quarter in excess of an amount equal to net interest credited on deposit liabilities.

In addition, the Office of Thrift Supervision has placed the following restrictions on Federal Trust Corporation and Federal Trust Bank, some of which restrictions are similar to those included in the cease and desist orders:

•

Federal Trust Bank may not pay any dividends or make any form of capital distribution without the prior written approval of the Office of Thrift Supervision and Federal Trust Corporation may not request or accept any dividend or any form of capital distribution from Federal Trust Bank without the prior written approval of the Office of Thrift Supervision;

•

Federal Trust Corporation may not declare or pay any dividend without the prior written approval of the Office of Thrift Supervision, and Federal Trust Corporation must request Office of Thrift Supervision approval for the payment of a dividend in writing at least 30 calendar days prior to the proposed dividend declaration date;

•	Federal Trust Corporation may not issue any debt securities or otherwise incur any additional debt without the prior written approval of the Office of Thrift Supervision; and

•

Federal Trust Corporation may not make any payments of any kind, or in any form, to any person or entity in an amount exceeding $5,000 in any calendar month without the prior written approval of the Office of Thrift Supervision.

We may not be able to continue to support the realization of our deferred tax asset.

We calculate income taxes in accordance with SFAS 109, Accounting for Income Taxes (“SFAS 109”), which requires the use of the asset and liability method. In accordance with SFAS 109, we regularly assess available positive and negative evidence to determine whether it is more likely than not that our deferred tax asset balances will be recovered from (a) reversals of deferred tax liabilities, (b) potential utilization of net operating loss carrybacks, (c) tax planning strategies and (d) future taxable income. At December 31, 2007, our deferred tax asset was $8.0 million, for which we have not established a valuation allowance. We recognized the deferred tax asset because management believes, based on detailed financial projections, that it is more likely than not, we will have sufficient future earnings to utilize this asset to offset future income tax liabilities. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires the future occurrence of circumstances that cannot be predicted with certainty. We cannot assure you that we will achieve sufficient future taxable income as the basis for the ultimate realization of our deferred tax asset and therefore we may have to establish a full or partial valuation allowance at some point in the future. If we determine that a valuation allowance is necessary, this would require us to incur a charge to earnings that would adversely affect our capital position and cause significant deterioration to our regulatory capital ratios. At December 31, 2007, we had $4.7 million of allowable deferred tax assets for regulatory capital purposes, which is the amount that is expected to be recovered based on a two-year net operating loss carryback calculation. There is no assurance that we will be able to continue to recognize any or all of the deferred tax asset for regulatory capital purposes.

Item 5.	Other Events

Procedures for the Recommendation of Director Nominees by Shareholders. In March 2008, the Nominating and Corporate Governance Committee adopted new procedures for the submission of recommendations for director nominees by shareholders. If a determination is made that an additional candidate is needed for the Board of Directors, the Nominating and Corporate Governance Committee will consider candidates submitted by our shareholders. Shareholders can submit the names of qualified candidates for director by writing to us at 312 West First Street, Suite 110, Sanford, Florida 32771, Attention: Corporate Secretary. To be timely, the submission of a candidate for director by a shareholder must be received by the Corporate Secretary at least 150 days prior to the anniversary date of the proxy statement relating to the preceding year’s annual meeting of shareholders. However, if the date of the annual meeting is advanced more than 30 days prior to or delayed by more than 30 days after the anniversary of the preceding year’s annual meeting, to be timely the recommendation for director must be delivered no later than the close of business on the 10th day following the day on which public announcement of the date of such meeting is first made. The 2009 Annual Meeting of Shareholders is expected to be held May 15, 2009.

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

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a)

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDERAL TRUST CORPORATION
(Registrant)

Date: May 12, 2008	By:	/s/ Dennis T. Ward
Dennis T. Ward
President and Chief Executive Officer

Date: May 12, 2008	By:	/s/ Gregory E. Smith
Gregory E. Smith
Executive Vice President and Chief Financial Officer