Form 10-K/A
period 2007-12-31
FEDERAL TRUST CORP
filed 2008-06-27
CIK 842640

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 2

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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Federal Trust Corporation and Subsidiaries (“Registrant”).

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 2 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2007 to revise certain regulatory capital ratios and the estimate of its allowable deferred tax asset, for regulatory capital purposes, as of December 31, 2007, and related disclosure contained in Parts I and II of this Annual Report. The revisions had no effect on the Registrant’s total consolidated assets or stockholders’ equity at December 31, 2007 and no effect on the consolidated net loss or loss per share as reported for the year ended December 31, 2007.

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

In assessing an institution’s capital adequacy, the Office of Thrift Supervision takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual associations where necessary. Federal Trust Bank, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed the well capitalized requirements and that are consistent with Federal Trust Bank’s risk profile. At December 31, 2007, Federal Trust Bank exceeded each of its minimum capital requirements. Its risk based capital ratio, however, was 9.09% at December 31, 2007, which was below the threshold for being well capitalized. Federal Trust Bank was therefore characterized as adequately capitalized. In an effort to improve our capital ratio, we are in process of resolving problem assets, reducing total assets and raising additional capital through the holding company, Federal Trust Corporation.

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

We calculate income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” which requires the use of the asset and liability method. In accordance with SFAS No. 109, we regularly assess available positive and negative evidence to determine whether it is more likely than not that our deferred tax asset balances will be recovered from (a) reversals of deferred tax liabilities, (b) potential utilization of net operating loss carrybacks, (c) tax planning strategies and (d) future taxable income. At December 31, 2007, our net deferred tax asset was $8.0 million, for which we have not established a valuation allowance. We recognized the deferred tax asset because management believes, based on detailed financial projections, that it is more likely than not, we will have sufficient future earnings to utilize this asset to offset future income tax liabilities. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires the future occurrence of circumstances that cannot be predicted with certainty. We cannot assure you that we will achieve sufficient future taxable income as the basis for the ultimate realization of our deferred tax asset and therefore we may have to establish a full or partial valuation allowance at some point in the future. If we determine that a valuation allowance is necessary, this would require us to incur a charge to earnings that would adversely impact our capital position and cause significant deterioration to our regulatory capital ratios. At December 31, 2007, we had $6.2 million of allowable deferred tax assets for regulatory capital purposes which is the amount that is expected to be recovered based on a two year net operating loss carryback calculation. There is no assurance that we will be able to continue to recognize any or all of the deferred tax asset for regulatory capital purposes.

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

The following table is a reconciliation of stockholder’s equity for Federal Trust Bank calculated in accordance with accounting principles generally accepted in The United States of America (GAAP) to regulatory capital ($ in thousands):

	At December 31, 2007
	Tier I	Total Risk-Based
Federal Trust Bank’s stockholder’s equity in accordance with GAAP	$42,232	$42,232
Add (deduct):
Unrealized losses on investments	698	698
Excess net deferred tax assets	(6,189)	(6,189)
General valuation allowances	—	5,897

Regulatory capital	$36,741	$42,638

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

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. Valuation allowances are provided against assets which are not likely to be realized. At December 31, 2007, the net deferred tax asset was $8.0 million. The Company recognized the deferred tax asset because management believes, based on detailed financial projections, that it is more likely than not, the Company will have sufficient future earnings to utilize this asset to offset future income tax liabilities.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to total and risk-weighted assets (as defined in the regulations). Management believes, as of December 31, 2007, that the Bank exceeds all minimum capital adequacy requirements to which it is subject.

As of December 31, 2007, however, the Bank did not meet the threshold to be “well capitalized” based on the total capital to risk weighted assets ratio. Therefore, the Bank was categorized as “adequately capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage percentages as set forth in the table.

The following table summarizes the capital thresholds for the minimum and well capitalized designations. An institution’s capital category is based on whether it meets the threshold for all three capital ratios within the category. On June 25, 2008, management revised the Bank’s December 31, 2007 regulatory capital ratios to reflect a lower than originally estimated allowable deferred tax asset. The revision had no effect on the Company’s total consolidated assets or stockholders’ equity at December 31, 2007 and no effect on the consolidated net loss or loss per share as reported for the year ended December 31, 2007. The revision has been made to reflect the actual income tax refunds claimed compared to estimated amounts and a revision to the budgeted results for 2008 used in the original calculation. The change reduced the capital amount as computed for the calculation of the capital ratios for the total regulatory capital by $3.0 million and for the Tier 1 capital amount by $2.9 million. The Bank’s capital ratios decreased as follows: total capital to risk-weighted assets decreased from 9.6% to 9.1%, Tier 1 capital to risk-weighted assets decreased from 8.3% to 7.8% and Tier 1 capital decreased from 5.8% to 5.4%. The Bank continues to be categorized as adequately capitalized. The following are the 2007 revised regulatory capital calculations ($ in thousands).

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(13) Regulatory Capital, Continued

	Actual		For Minimum Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	%	Amount	%	Amount	%
At December 31, 2007:
Total capital (to risk-weighted assets)	$42,637	9.1%	$37,546	8.0%	$46,932	10.0%
Tier I capital (to risk-weighted assets)	36,740	7.8	18,773	4.0	28,159	6.0
Tier I capital (to average adjusted assets)	36,740	5.4	27,303	4.0	34,128	5.0
At December 31, 2006:
Total capital (to risk-weighted assets)	$59,891	12.1%	$39,524	8.0%	$49,405	10.0%
Tier I capital (to risk-weighted assets)	55,903	11.3	19,762	4.0	29,643	6.0
Tier I capital (to average adjusted assets)	55,903	7.8	28,662	4.0	35,827	5.0

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

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(14) Stock Compensation Plans, Continued

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

Notes to Condensed Consolidated Financial Statements, Continued

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

Notes to Condensed Consolidated Financial Statements, Continued

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

Notes to Condensed Consolidated Financial Statements, Continued

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

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(21) Subsequent Event

Following its most recent examinations of the operations of Federal Trust and the Bank, the Office of Thrift Supervision noted weaknesses and failures relating primarily to the Company’s real estate lending practices and asset quality, and their impact on our capital and earnings. The Company has taken action and implemented procedures that management believes will address the weaknesses identified by the Office of Thrift Supervision. Effective May 12, 2008, Federal Trust and the Bank consented to the issuance by the Office of Thrift Supervision of cease and desist orders to Federal Trust and the Bank, which orders are designed to ensure that the weaknesses noted in the recently concluded examinations are properly addressed. The orders provide that:

•

Federal Trust must submit for review and approval or non-objection by the Office of Thrift Supervision a capital plan to raise additional capital for the Bank by July 15, 2008 and, if the additional capital cannot be raised by such date, to enter into a merger agreement with a merger or acquisition partner by August 31, 2008;

•

The Bank must submit for review and approval or non-objection by the Office of Thrift Supervision a detailed business plan to strengthen and improve the Bank’s operations, earnings, liquidity and capital;

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

•

The Bank must submit for review and approval or non-objection by the Office of Thrift Supervision an asset review program that will (i) strengthen and ensure the timely identification and proper classification of problem assets, (ii) ensure adequate and proper levels of the Allowance for Loan and Lease Losses, and (iii) establish individualized resolution plans for problem assets;

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

•	The Bank will not be permitted to declare a dividend without the prior written approval of the Office of Thrift Supervision;

•	The Bank must revise its legal lending limit policies and procedures to ensure compliance with applicable law and devise an action plan to correct any legal lending limit violations;

•

The Bank will not be permitted to enter into, renew or modify any agreements with Federal Trust or enter into affiliated transactions with Federal Trust, without prior approval of the Office of Thrift Supervision;

•	The Bank will not be permitted to enter into any third-party contracts for services outside the normal course of business without prior review and approval of the Office of Thrift Supervision;

•	The Board of Directors of the Bank must submit a plan to strengthen the Board of Directors’ oversight of management and The Bank’s operations;

•	The Board of Directors of the Bank must conduct a review of the Bank’s lending functions and assess the qualifications, experience and proficiency of the Bank’s management and lending staff; and

•	The Board of Directors of the Bank must establish a committee comprised of non-employee directors to monitor and coordinate the Bank’s compliance with the provision of the enforcement order.

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

/s/    Hacker, Johnson & Smith, P.A.

HACKER, JOHNSON & SMITH, P.A.

Orlando, Florida

March 14, 2008, except for Notes (13) and (21),

which are dated June 25, 2008

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

The following documents are filed as part of this report under “Item 8. Financial Statements and Supplementary Data.”

•	Consolidated Financial Statements of Federal Trust (including all required schedules):

1.	Consolidated Balance Sheets at December 31, 2007 and 2006;

2.	Consolidated Statements of Operations, Stockholders’ Equity, and Cash Flows for years ended December 31, 2007, 2006 and 2005;

3.	Notes to Consolidated Financial Statements; and

4.	Report of Independent Registered Public Accounting Form.

Exhibits

Exhibit No.		Description of Exhibit

(1)	3.1	1996 Amended Articles of Incorporation and the 1995 Amended and Restated Articles of Incorporation of Federal Trust

(1)	3.2	1995 Amended and Restated Bylaws of Federal Trust

(2)	3.3	1998 Articles of Amendment to Articles of Incorporation of Federal Trust

(3)	3.4	1999 Articles of Amendment to Articles of Incorporation of Federal Trust

	3.5	Amendments to Bylaws of Federal Trust

(1)	4.0	Specimen of Common Stock Certificate

(4)	10.1	Amended and Restated 1998 Key Employee Stock Compensation Program

(5)	10.2	Amended and Restated 1998 Directors’ Stock Option Plan

(6)	10.3	2005 Directors’ Stock Plan

(7)	10.4	Severance and Release Agreement with James V. Suskiewich

(8)	10.5	Employee Severance Agreement with Dennis T. Ward

(8)	10.6	Employee Severance Agreement with Gregory E. Smith

(8)	10.7	Employee Severance Agreement with Jennifer B. Brodnax

(8)	10.8	Employee Severance Agreement with Mark E. McRae

(8)	10.9	Amended Salary Continuation Agreement with Gregory E. Smith

(8)	10.10	Amended Salary Continuation Agreement with Jennifer B. Brodnax

(8)	10.11	Employee Stock Ownership Plan

(10)	10.12	Key Employee Stock Bonus Plan and Trust Agreement

(9)	14.1	Code of Ethical Conduct

	31.1	Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a)

	31.2	Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a)

	32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from Registrant’s Registration Statement on form SB-1, as declared effective on October 7, 1997 (Commission File No. 333-30883).

(2)	Incorporated by reference from Registrant’s Definitive Proxy Statement for its 1998 Annual Meeting of Shareholders, filed on April 28, 1998 (Commission File No. 001-31724).

(3)	Incorporated by reference from Registrant’s 1999 Definitive Proxy Statement for its 1999 Annual Meeting of Shareholders, filed on April 16, 1999 (Commission File No. 001-31724).

(4)	Incorporated by reference from Registrant’s Registration Statement on form S-8, filed on December 10, 2002 (Commission File No. 333-101738).

(5)	Incorporated by reference from Registrant’s Registration Statement on form S-8, filed on December 10, 2002 (Commission File No. 333-101736).

(6)	Incorporated by reference from Registrant’s Definitive Proxy Statement for its 2005 Annual Meeting of Shareholders, filed on April 25, 2005 (Commission File No. 001-31724).

(7)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2007, filed on November 9, 2007 (Commission File No. 001-31724).

(8)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2007, filed on March 17, 2008.

(9)	Incorporated by reference from Registrant’s Annual Report on Form 10-KSB for the Fiscal Year Ended December 31, 2003, filed on March 30, 2008.

(10)	Incorporated by reference from Registrant’s Amendment No. 1 to the Annual Report on Form 10-K/A for the Fiscal Year Ended December 31, 2007, filed on April 29, 2008.

SIGNATURES

Pursuant to the requirement of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL TRUST CORPORATION (Registrant)

Date: June 25, 2008	By:	/s/ Dennis T. Ward
Dennis T. Ward
President and Chief Executive Officer
Date: June 25, 2008	By:	/s/ Gregory E. Smith
Gregory E. Smith
Executive Vice President and Chief Financial Officer