Form 10-Q/A
period 2008-03-31
FEDERAL TRUST CORP
filed 2008-06-27
CIK 842640

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 to revise certain regulatory capital ratios and the estimate of its allowable deferred tax asset, for regulatory capital purposes, as of March 31, 2008, and related disclosures contained in this Quarterly Report. The revisions had no effect on the Registrant’s total consolidated assets or stockholders’ equity at March 31, 2008 and no effect on the consolidated net loss or loss per share as reported for the quarter ended March 31, 2008.

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

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (principally consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2008, and the results of operations and cash flows for the three-month periods ended March 31, 2008 and 2007. The results of operations for the three-month period ended March 31, 2008, are not necessarily indicative of the results to be expected for the entire year ending December 31, 2008. These statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007.

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

The activity in the allowance for loan losses is as follows ($ in thousands):

	Three Months Ended March 31,
	2008	2007
Balance at beginning of period	$13,869	$5,098
Provision for loan losses	1,965	150
Charge-offs	(50)	—
Recoveries	9	—

Balance at end of period	$15,793	$5,248

The following is a summary of information regarding nonaccrual and impaired loans ($ in thousands):

	At March 31, 2008	At December 31, 2007
Non-accrual loans	$47,774	$38,223

Accruing loans past due 90 days or more	$—	$—

Recorded investment in impaired loans for which there is a related allowance for loan losses	$20,675	$15,299

Recorded investment in impaired loans for which there is no related allowance for loan losses	$36,878	$22,903

Allowance for loan losses related to impaired loans	$5,602	$5,556

	Three Months Ended March 31,
	2008	2007
Interest income recognized and received on impaired loans	$418	$22

Average net recorded investment in impaired loans	$47,843	$10,570

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited), Continued

(2)	Loans, Continued

	March 31, 2008	December 31, 2007
Non-accrual loans:
Residential loans:
Mortgages	$8,521	$4,993
Lot	9,083	6,578
Construction	6,638	7,317

Total residential loans	24,242	18,888

Commercial loans:
Real estate secured	9,964	7,520
Land, development and construction	12,812	11,063
Commercial business	750	752

Total commercial loans	23,526	19,335

Consumer loans	6	—

Total non-accrual loans	47,774	38,223
Foreclosed assets	10,093	9,522

Total non-performing assets	$57,867	$47,745

Total non-accrual loans to total loans	8.6%	6.4%

Total non-accrual loans to total assets	7.1%	5.5%

Total allowance for loan losses to total non-accrual loans	33.1%	36.3%

Total non-performing assets to total assets	8.6%	6.9%

Total non-performing assets which includes non-accrual loans and foreclosed properties, increased from $47.7 million at December 31, 2007, to $57.9 million at March 31, 2008. The increase in non-performing assets during the first quarter of 2008 included three commercial loans with principal balances totaling $5.2 million. The largest of these loans has a balance of $2.7 million and is for a residential condominium project in the Florida panhandle. Other first quarter non-performing asset activity included non-accrual loan increases of $2.6 million in residential loans to foreign national borrowers, $2.5 million in developed residential lot loans, and $926,000 for other domestic residential loans. Partially offsetting these increases in non-performing assets was the collection of $500,000 from our insurance carrier on the 2007 Transland Financial Services fraud loss, and the sale of three residences and two residential lots with carrying values totaling $508,000. We recognized an $81,500 net loss on the sale of the five foreclosed properties.

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

The Bank is required to maintain certain minimum regulatory capital requirements. On June 25, 2008, management revised the Bank’s March 31, 2008 regulatory capital ratios to reflect a lower than originally estimated allowable deferred tax asset. The revision had no effect on the Company’s total consolidated assets or stockholders’ equity at March 31, 2008 and no effect on the consolidated net loss or loss per share as reported for the three months ended March 31, 2008. The revision has been made to reflect the actual income tax refunds claimed compared to estimated amounts. The change reduced the capital amount as computed for the calculation of the capital ratios for the total regulatory capital by $4.3 million and for the Tier I capital amount by $4.2 million. The Bank’s capital ratios decreased as follows: total capital to risk-weighted assets decreased from 9.8% to 9.0%, Tier I capital to risk-weighted assets decreased from 8.5% to 7.7% and Tier I capital decreased from 5.6% to 5.0%. The Bank continues to be categorized as adequately capitalized. The following are the March 31, 2008 revised regulatory capital calculations.

	Actual	For Minimum Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions
Total capital to risk-weighted assets	8.96%	8.00%	10.00%
Tier I capital to risk-weighted assets	7.69%	4.00%	6.00%
Tier I capital to total assets-leverage ratio	5.03%	4.00%	5.00%

The Bank’s total capital to risk-weighted assets ratio of 8.96% resulted in the Bank being characterized as “adequately capitalized” for regulatory capital purposes.

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

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited), Continued

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

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that the critical accounting policies upon which our financial condition and results of operation depend, and that involve the most complex subjective decisions or assessments, are included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Amendment No. 2 to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission. There are no material changes to the critical accounting policies disclosed in the Annual Report on Form 10-K/A.

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

In addition to the other information contained this Quarterly Report on Form 10-Q/A and the exhibits hereto, the following risk factors represent material changes from those previously disclosed in the Company’s Amendment No. 2 to the Annual Report on Form 10-K/A, filed with the Securities and Exchange Commission on June 27, 2008. The risks disclosed below, either alone or in combination, could materially adversely affect our business, financial condition or results of operations. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q/A constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

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

We calculate income taxes in accordance with SFAS 109, Accounting for Income Taxes (“SFAS 109”), which requires the use of the asset and liability method. In accordance with SFAS 109, we regularly assess available positive and negative evidence to determine whether it is more likely than not that our deferred tax asset balances will be recovered from (a) reversals of deferred tax liabilities, (b) potential utilization of net operating loss carrybacks, (c) tax planning strategies and (d) future taxable income. At March 31, 2008, our net deferred tax asset was $9.1 million, for which we have not established a valuation allowance. We recognized the deferred tax asset because management believes, based on detailed financial projections, that it is more likely than not, we will have sufficient future earnings to utilize this asset to offset future income tax liabilities. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires the future occurrence of circumstances that cannot be predicted with certainty. We cannot assure you that we will achieve sufficient future taxable income as the basis for the ultimate realization of our deferred tax asset and therefore we may have to establish a full or partial valuation allowance at some point in the future. If we determine that a valuation allowance is necessary, this would require us to incur a charge to earnings that would adversely affect our capital position and cause significant deterioration to our regulatory capital ratios. At March 31, 2008, we had $1.6 million of allowable deferred tax assets for regulatory capital purposes, which is the amount that is expected to be recovered based on a two-year net operating loss carryback calculation. There is no assurance that we will be able to continue to recognize any or all of the deferred tax asset for regulatory capital purposes.

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