Form 10-Q/A
period 2008-03-31
FEDERAL TRUST CORP
filed 2008-08-18
CIK 842640

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 2

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

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 2 on form 10-Q/A to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2008. This amendment restates the Condensed Consolidated Financial Statements and other financial information for the quarter ended March 31, 2008 previously reported on Amendment No. 1 on Form 10-Q/A filed with the Securities and Exchange Commission. This amendment is being filed to reflect a valuation allowance on the deferred tax asset recorded as of March 31, 2008.

The Registrant began recognizing a deferred tax asset in September 2007, and the asset was $8.0 million at December 31, 2007. As part of a reassessment of the deferred tax asset as of March 31, 2008, the Registrant reviewed various information, including operating losses and trends over the past four quarters, continuing increases in past due and non-accrual loans, and additional regulatory considerations. As a result of this reassessment, the Registrant determined it is more likely than not that the deferred tax asset may not be realized. Accordingly, as of March 31, 2008, the Registrant established a valuation allowance for the deferred tax asset of $9.1 million and recognized a $401,000 reduction to other assets to reflect the actual income tax carryback amount received. After this restatement, the Registrant is reporting a loss of $11.2 million, or $1.19 per basic and fully diluted share, for the three months ended March 31, 2008, compared to the $2.2 million loss, or $0.24 per basic and fully diluted share, as previously reported.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

($ in thousands, except share information)

	At
	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$43,568	$8,046
Interest-earning deposits	708	1,131

Cash and cash equivalents	44,276	9,177

Securities available for sale	41,155	52,449
Loans, less allowance for loan losses of $15,793 in 2008 and $13,869 in 2007	522,551	563,234
Accrued interest receivable	3,647	4,509
Premises and equipment, net	18,734	18,814
Foreclosed assets	10,093	9,522
Federal Home Loan Bank stock	8,663	8,129
Mortgage servicing rights, net	460	444
Bank-owned life insurance	7,613	7,504
Deferred tax asset, net of valuation allowance of $9,098 in 2008 and $0 in 2007	—	7,966
Other assets	6,188	8,516

Total assets	$663,380	$690,264

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	$14,830	$13,916
Interest-bearing demand deposits	68,997	80,275
Money-market deposits	57,060	57,608
Savings deposits	2,233	2,422
Time deposits	310,923	327,508

Total deposits	454,043	481,729

Federal Home Loan Bank advances	165,000	152,000
Other borrowings	16	16
Junior subordinated debentures	5,155	5,155
Accrued interest payable	2,267	2,597
Official checks	1,892	2,238
Other liabilities	7,203	6,843

Total liabilities	635,576	650,578

Stockholders’ equity:
Common stock, $.01 par value, 15,000,000 shares authorized; 9,436,305 shares outstanding in 2008 and 2007	94	94
Additional paid-in capital	44,540	44,515
Accumulated deficit	(14,938)	(3,755)
Unallocated ESOP shares (42,386 shares in 2008 and 2007)	(440)	(440)
Accumulated other comprehensive loss	(1,452)	(728)

Total stockholders’ equity	27,804	39,686

Total liabilities and stockholders’ equity	$663,380	$690,264

See Accompanying Notes to Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

($ in thousands, except per share information)

	Three Months Ended March 31,
	2008	2007
Interest income:
Loans	$7,999	$9,699
Securities	641	844
Other	366	176

Total interest income	9,006	10,719

Interest expense:
Deposits	5,099	5,367
Other	1,867	2,128

Total interest expense	6,966	7,495

Net interest income	2,040	3,224
Provision for loan losses	1,965	150

Net interest income after provision for loan losses	75	3,074

Other income:
Service charges and fees	125	107
Gain on sale of loans held for sale	199	72
Net gain on sale of securities available for sale	58	35
Rental income	104	85
Increase in cash surrender value of life insurance policies	109	67
Other	53	110

Total other income	648	476

Other expenses:
Salary and employee benefits	1,986	1,922
Occupancy expense	700	511
Professional services	331	260
Deposit insurance premium	307	15
Data processing	285	230
Foreclosure expenses	152	2
Net loss on sale of foreclosed assets	81	—
Marketing and advertising	63	116
Other	470	383

Total other expenses	4,375	3,439

(Loss) earnings before income taxes	(3,652)	111

Income tax expense (benefit)	7,531	(49)

Net (loss) earnings	$(11,183)	$160

(Loss) earnings per share:
Basic	$(1.19)	$.02

Diluted	$(1.19)	$.02

Weighted-average shares outstanding for (in thousands):
Basic	9,394	9,342

Diluted	9,394	9,440

Cash dividends per share	$—	$.04

See Accompanying Notes to Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2008 and 2007

($ in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Unallocated ESOP Shares	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2006	9,351,542	$94	$43,858	$11,160	$(257)	$(235)	$54,620

Comprehensive income:
Net earnings (unaudited)	—	—	—	160	—	—	160
Change in unrealized loss on securities available for sale, net of income taxes of $(23) (unaudited)	—	—	—	—	—	39	39

Comprehensive income (unaudited)	—	—	—	—	—	—	199
Issuance of common stock—options exercised (unaudited)	37,283	—	175	—	—	—	175
ESOP shares purchased (6,618 shares) (unaudited)	—	—	67	—	(67)	—	—
Share based compensation (unaudited)	—	—	34	—	—	—	34
Dividends paid $.04 per share (unaudited)	—	—	—	(376)	—	—	(376)

Balance at March 31, 2007 (unaudited)	9,388,825	$94	$44,134	$10,944	$(324)	$(196)	$54,652

Balance at December 31, 2007	9,436,305	$94	$44,515	$(3,755)	$(440)	$(728)	$39,686

Comprehensive loss:
Net loss (unaudited)	—	—	—	(11,183)	—	—	(11,183)
Change in unrealized loss on securities available for sale (unaudited)	—	—	—	—	—	(302)	(302)

Deferred tax asset valuation allowance related to securities available for sale (unaudited)						(422)	(422)

Comprehensive loss (unaudited)	—	—	—	—	—	—	(11,907)
Share based compensation (unaudited)	—	—	25	—	—	—	25

Balance at March 31, 2008 (unaudited)	9,436,305	$94	$44,540	$(14,938)	$(440)	$(1,452)	$27,804

See Accompanying Notes to Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

($ in thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net (loss) earnings	$(11,183)	$160
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	254	217
Provision for loan losses	1,965	150
Loss on sale of foreclosed assets	81	—
Net amortization of premiums and discounts on securities	(47)	(29)
Net amortization of loan origination fees, costs, premiums and discounts	293	340
Amortization of mortgage servicing rights	26	56
Increase in cash surrender value of life insurance policies	(109)	(67)
Proceeds from sales of loans held for sale	601	2,908
Loans originated for resale	(634)	(2,815)
Gain on sale of loans held for sale	(199)	(72)
Loss on disposal of fixed assets	11	—
Net gain on sales of securities available for sale	(58)	(35)
Deferred tax expense	7,544	—
Share based compensation	25	34
Cash provided by (used in) resulting from changes in:
Accrued interest receivable	862	571
Other assets	2,222	429
Accrued interest payable	(330)	309
Official checks	(346)	(437)
Other liabilities	(39)	177

Net cash provided by operating activities	939	1,896

Cash flows from investing activities:
Purchase of securities available for sale	—	(3,937)
Proceeds from principal repayments and sales of securities available for sale	11,097	7,751
Loan principal repayments, net of originations	25,480	30,717
Purchase of loans	—	(26,023)
Proceeds from sales of loans transferred to held for sale	12,051	2,491
Purchase of premises and equipment	(79)	(114)
(Purchase) redemption of Federal Home Loan Bank stock	(534)	845
Net proceeds from sale of foreclosed assets	432	—

Net cash provided by investing activities	48,447	11,730

Cash flows from financing activities:
Net increase (decrease) in deposits	(27,686)	1,704
Net increase (decrease) in Federal Home Loan Bank advances	13,000	(14,000)
Net decrease in other borrowings	—	(1,315)
Principal repayments under capital lease obligation	—	(2,504)
Net increase in advance payments from borrowers for taxes and insurance	399	369
Net proceeds from the exercise of options on common stock	—	175

Net cash provided by (used in) financing activities	(14,287)	(15,947)

Net increase (decrease) in cash and cash equivalents	35,099	(2,321)
Cash and cash equivalents at beginning of period	9,177	8,680

Cash and cash equivalents at end of period	$44,276	$6,359

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited), Continued

($ in thousands)

	Three Months Ended March 31,
	2008	2007
Supplemental disclosure of cash flow information-
Cash paid during the period for:
Interest	$7,296	$7,186

Income taxes	$—	$—

Noncash transactions:
Foreclosed assets acquired in settlement of loans	$1,084	$2,363

Other comprehensive (loss) gain, net change in unrealized loss on securities available for sale, net of tax	$(302)	$39

Deferred tax asset valuation allowance recognized on sale of securities available for sale	$(422)	—

Transfer of loans in portfolio to loans held for sale	$4,227	$2,478

Mortgage servicing rights recognized upon sale of loans held for sale	$42	$25

ESOP shares purchased	$—	$67

Transfer from other assets to premises and equipment	$106	$—

See Accompanying Notes to Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1)	Restatement

Federal Trust Corporation (“Federal Trust”) is filing this Amendment No.2 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2008. This amendment restates the Condensed Consolidated Financial Statements and other financial information for the quarter ended March 31, 2008 previously reported on Amendment No. 1 on Form 10-Q/A filed with the Securities and Exchange Commission. This amendment is being filed to reflect a valuation allowance on the deferred tax asset recorded as of March 31, 2008.

Federal Trust began recognizing a deferred tax asset in September 2007, and the asset was $8.0 million at December 31, 2007. As part of a reassessment of the deferred tax asset as of March 31, 2008, Federal Trust reviewed various information, including operating losses and trends over the past four quarters, continuing increases in past due and non-accrual loans, and additional regulatory considerations. As a result of this reassessment, Federal Trust determined it is more likely than not that the deferred tax asset may not be realized. Accordingly, as of March 31, 2008, Federal Trust established a valuation allowance for the deferred tax asset of $9.1 million and recognized a $401,000 reduction to other assets to reflect the actual income tax carryback amount received. The valuation allowance and restatement will have no effect on the regulatory capital position of Federal Trust’s wholly owned subsidiary, Federal Trust Bank, which remains “adequately capitalized” for regulatory purposes as of March 31, 2008. While the valuation allowance will reduce the previously reported earnings, it is a non-cash charge that has no effect on Federal Trust Bank’s liquidity.

The effect this restatement had on the Condensed Consolidated Balance Sheet and Statement of Operations for the three-months ended March 31, 2008 is as follows (in thousands):

	March 31, 2008
	As Originally Reported	As Restated
Restated Condensed Consolidated Balance Sheet Data:
Deferred tax asset, net	$9,098	$—
Other assets	6,589	6,188
Total assets	672,879	663,380
Accumulated deficit	(5,974)	(14,938)
Accumulated other comprehensive loss	(917)	(1,452)
Total stockholders’ equity	37,303	27,804
Total liabilities and stockholders’ equity	$672,879	$663,380

	For the Three Months Ended March 31, 2008
	As Originally Reported	As Restated
Restated Condensed Consolidated Statement of Operations Data:
Income tax expense (benefit)	$(1,433)	$7,531
Net loss	$(2,219)	$(11,183)
Loss per share:
Basic	$(0.24)	$(1.19)
Diluted	$(0.24)	$(1.19)

(2)	Description of Business and Basis of Presentation

Organization. Federal Trust is the sole shareholder of Federal Trust Bank (the “Bank”) and Federal Trust Mortgage Company (the “Mortgage Company”). Federal Trust operates as a unitary savings and loan holding company. Federal Trust’s primary business activity is the operation of the Bank and the Mortgage Company. The Bank is a federally-chartered stock savings bank. The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation. The Bank provides a wide range of banking services to individual and corporate customers through its 11 full-service branch offices located in Orange, Seminole, Volusia, Lake and Flagler Counties, Florida. As of April 30, 2008, the operations of the Mortgage Company, which primarily include originating mortgage loans, selling mortgage loans in the secondary market, and servicing of residential mortgage loans have been consolidated into the Bank and is functioning as a department of the Bank.

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

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(3)	Loans

The components of loans are summarized as follows ($ in thousands):

	At March 31, 2008	At December 31, 2007
	(unaudited)
Residential lending:
Mortgages (1)	$339,139	$359,954
Lot	41,650	39,994
Construction	14,974	21,926

Total residential lending	395,763	421,874

Commercial lending:
Real estate secured	77,125	85,492
Land, development and construction	62,051	73,752
Commercial loans	17,932	15,866

Total commercial lending	157,108	175,110

Consumer loans	121	214

Total loans	552,992	597,198

Add (deduct):
Allowance for loan losses	(15,793)	(13,869)
Net premiums, discounts, deferred fees and costs	2,711	3,033
Loans in process	(17,359)	(23,128)

Loans, net	$522,551	$563,234

(1)	Includes approximately $7.6 million of loans held for sale at December 31, 2007. There were no loans held for sale at March 31, 2008.

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited), Continued

(3)	Loans, Continued

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

The activity in the allowance for loan losses is as follows ($ in thousands):

	Three Months Ended March 31,
	2008	2007
Balance at beginning of period	$13,869	$5,098
Provision for loan losses	1,965	150
Charge-offs	(50)	—
Recoveries	9	—

Balance at end of period	$15,793	$5,248

The following is a summary of information regarding nonaccrual and impaired loans ($ in thousands):

	At March 31, 2008	At December 31, 2007
Non-accrual loans	$47,774	$38,223

Accruing loans past due 90 days or more	$—	$—

Recorded investment in impaired loans for which there is a related allowance for loan losses	$20,675	$15,299

Recorded investment in impaired loans for which there is no related allowance for loan losses	$36,878	$22,903

Allowance for loan losses related to impaired loans	$5,602	$5,556

	Three Months Ended March 31,
	2008	2007
Interest income recognized and received on impaired loans	$418	$22

Average net recorded investment in impaired loans	$47,843	$10,570

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited), Continued

(3)	Loans, Continued

	March 31, 2008	December 31, 2007
Non-accrual loans:
Residential loans:
Mortgages	$8,521	$4,993
Lot	9,083	6,578
Construction	6,638	7,317

Total residential loans	24,242	18,888

Commercial loans:
Real estate secured	9,964	7,520
Land, development and construction	12,812	11,063
Commercial business	750	752

Total commercial loans	23,526	19,335

Consumer loans	6	—

Total non-accrual loans	47,774	38,223
Foreclosed assets	10,093	9,522

Total non-performing assets	$57,867	$47,745

Total non-accrual loans to total loans	8.6%	6.4%

Total non-accrual loans to total assets	7.1%	5.5%

Total allowance for loan losses to total non-accrual loans	33.1%	36.3%

Total non-performing assets to total assets	8.6%	6.9%

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

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited), Continued

(4)	Regulatory Capital

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

(5)	(Loss) Earnings Per Share of Common Stock

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

(5)	(Loss) Earnings Per Share of Common Stock, Continued

The following table presents the calculation of basic (loss) earnings per share for the three-month periods ending March 31, 2008 and 2007, and the calculation of diluted earnings per share for the three-month period ending March 31, 2007.

	Three Months Ended March 31,
	2008	2007
Weighted-average shares outstanding before adjustment for unallocated ESOP shares	9,436	9,374
Adjustment to reflect the effect of unallocated ESOP shares	(42)	(32)

Weighted-average shares outstanding for basic earnings (loss) per share	9,394	9,342

Basic earnings (loss) per share	$(1.19)	$.02

Total weighted-average shares outstanding for basic earnings (loss) per share computation	9,394	9,342
Additional dilutive shares using the average market value for the period utilizing the treasury stock method regarding stock options	—	98

Weighted-average shares and equivalents outstanding for diluted earnings (loss) per share	9,394	9,440

Diluted earnings (loss) per share	$(1.19)	$.02

(6)	Stock Compensation Plans

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

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited), Continued

(6)	Stock Compensation Plans, Continued

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

A summary of stock option transactions for the three-month period ended March 31, 2008, follows: ($ in thousands, except per share data):

	Number of Options	Weighted Avg. Per Option Exercise Price	Weighted Avg. Remaining Contract Term (in years)	Aggregate Intrinsic Value
Options Under the Employee Plan:
Outstanding at December 31, 2007	374,283	$7.87
Options exercised	—
Options forfeited	(200,600)	$9.61

Outstanding at March 31, 2008	173,683	$5.87	4.47	$—
Exercisable at March 31, 2008	84,115	$7.25	4.58	$—

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited), Continued

(6)	Stock Compensation Plans, Continued

	Number of Options	Weighted Avg. Per Option Exercise Price	Weighted Avg. Remaining Contract Term (in years)	Aggregate Intrinsic Value
Options Under the Directors’ Plans: (includes the Directors’ Plan and the 2005 Directors’ Plan)
Outstanding at December 31, 2007	144,146	$7.17
Options granted	5,000	$2.15
Options forfeited	(9,792)	$7.75

Outstanding at March 31, 2008	139,354	$6.95	7.56	$—
Exercisable at March 31, 2008	71,554	$5.99	3.72	$—

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

A summary of the status of the Company’s nonvested restricted stock units as of December 31, 2007, and changes during the three-months ended March 31, 2008, is presented below:

Nonvested Shares	Number of Units	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2007	6,471	$10.54
Dividends credited	—	—
Forfeited	—	—
Vested	(774)	$11.26

Nonvested at March 31, 2008	5,697	$10.12

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited), Continued

(7)	Fair Value Measurements

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

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited), Continued

(7)	Fair Value Measurements, Continued

The following is a summary of transactions for those financial assets and liabilities measured on a recurring basis using significant unobservable inputs for determining fair value for the three month period ended March 31, 2008 (in thousands):

Fair Value Measurements At March 31, 2008 Using Significant Unobservable Inputs (Level 3)
Fair value at December 31, 2007	$4,784
Total gains or (losses):
Included in other comprehensive income	(565)
(Amortization) and accretion	(1)

Fair value at March 31, 2008	$4,218

(8)	Legal Contingencies

Various legal claims arise from time to time in the normal course of business. In the opinion of management of the Company, none have occurred that will have a material effect on the Company’s consolidated financial statements.

(9)	Reclassification

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

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited), Continued

(10)	Subsequent Events

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

•	Federal Trust Bank will not be permitted to declare a dividend without the prior written approval of the Office of Thrift Supervision;

•	Federal Trust Bank will revise its legal lending limit policies and procedures to ensure compliance with applicable law and devise an action plan to correct any legal lending limit violations;

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited), Continued

(10)	Subsequent Events, Continued

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

•	Federal Trust Bank’s growth is restricted in that it may not increase its assets during any quarter in excess of an amount equal to net interest credited on deposit liabilities.

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited), Continued

(10)	Subsequent Events, Continued

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

Restatement

The Company is filing this Amendment No. 2 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2008. This amendment restates the Condensed Consolidated Financial Statements and other financial information for the quarter ended March 31, 2008 previously reported on Amendment No. 1 on Form 10-Q/A filed with the Securities and Exchange Commission. This amendment is being filed to reflect a valuation allowance on the deferred tax asset recorded as of March 31, 2008.

Federal Trust began recognizing a deferred tax asset in September 2007, and the asset was $8.0 million at December 31, 2007. As part of a reassessment of the deferred tax asset as of March 31, 2008, Federal Trust reviewed various information, including operating losses and trends over the past four quarters, continuing increases in past due and non-accrual loans, and additional regulatory considerations. As a result of this reassessment, we determined it is more likely than not that the deferred tax asset may not be realized. Accordingly, as of March 31, 2008 we established a valuation allowance for the deferred tax asset of $9.1 million and recognized a $401,000 reduction to other assets to reflect the actual income tax carryback amount received. The valuation allowance and restatement will have no effect on the regulatory capital position of the Bank, which remains “adequately capitalized” for regulatory purposes as of March 31, 2008. While the valuation allowance will reduce the previously reported earnings, it is a non-cash charge that has no effect on the Bank’s liquidity.

The effect this restatement had on the Condensed Consolidated Balance Sheet and Statement of Operations for the three-months ended March 31, 2008 is as follows (in thousands):

	March 31, 2008
	As Originally Reported	As Restated
Restated Condensed Consolidated Balance Sheet Data:
Deferred tax asset, net	$9,098	$—
Other assets	6,589	6,188
Total assets	672,879	663,380
Accumulated deficit	(5,974)	(14,938)
Accumulated other comprehensive loss	(917)	(1,452)
Total stockholders’ equity	37,303	27,804
Total liabilities and stockholders’ equity	$672,879	$663,380

	For the Three Months Ended March 31, 2008
	As Originally Reported	As Restated
Restated Condensed Consolidated Statement of Operations Data:
Income tax expense (benefit)	$(1,433)	$7,531
Net loss	$(2,219)	$(11,183)
Loss per share:
Basic	$(0.24)	$(1.19)
Diluted	$(0.24)	$(1.19)

Liquidity and Capital Resources

Like other financial institutions, we must ensure that sufficient funds are available to meet deposit withdrawals, loan commitments, investment needs and expenses. Control of our cash flow requires the anticipation of deposit flows and loan payments. Our primary sources of funds are deposit accounts, principal and interest payments on loans, maturities and calls of investment securities and sales of loans and investments. Historically, we have also relied on brokered deposits and Federal Home Loan Bank advances as funding sources, but we currently have no ability to renew, replace or accept brokered deposits without the prior approval of the Federal Deposit Insurance Corporation. A total of $60.5 million in brokered deposits will mature during 2008. From December 31, 2007 through March 14, 2008, a total of $16.6 million of brokered deposits matured and were repaid. Of the remaining $43.9 million in brokered deposits that will mature during 2008, $18.8 million will mature through May 31, 2008. On March 14, 2008, we received conditional approval from the Federal Deposit Insurance Corporation to replace up to $16.0 million of brokered deposits through May 31, 2008.

We will need to request additional waivers from the Federal Deposit Insurance Corporation with respect to the additional maturing brokered deposits beyond May 31, 2008. If we do not obtain a waiver from the Federal Deposit Insurance Corporation to permit us to renew or replace the additional maturing brokered deposits beyond May 31, 2008, we may be required to repay these deposits through other sources of funds, including retail deposits in our local market and loan prepayments and sales. While it has been our strategy during 2007 and 2006 to reduce our reliance on brokered deposits through the opening of additional branch offices and slowing our growth, the brokered deposit restriction could force us to pay higher rates on our other deposit products or sell loans at less than favorable terms in order to repay these maturing deposits as they come due. In addition, we were notified that we would not be able to draw additional advances from the Federal Home Loan Bank.

As of March 31, 2008, we had a total of $57.3 million of brokered deposits. The following table sets forth the maturities of those deposits ($ in thousands)

Maturity Date	Amount

April 11, 2008	$9,000
May 15, 2008	5,000
August 8, 2008	10,000
August 11, 2008	7,040
September 25, 2008	3,086
September 26, 2008	5,028
August 11, 2009	1,500
November 30, 2009	12,000
June 15, 2010	4,599

$57,253

We have changed our business strategy from purchasing pools of loans to focusing on originating in-market retail deposits and small business loans to transition our asset and liability mix to that of a traditional community bank and to reduce our previous reliance on brokered deposits, Federal Home Loan Bank advances and purchases of residential loans. We believe this will build core relationships with our customers. As such, in the short term, we anticipate our cash flow requirements for in-market retail and business loan originations to be less than the cash used historically for purchases of pooled residential real estate loans.

We require funds in the short-term to finance ongoing operating expenses pay liquidating deposits and investing in loans. Historically, we funded short-term requirements through advances from the Federal Home Loan Bank, deposit growth, the sale of loans and investments and loan principal payments. However, as we are no longer focusing on the purchase of pooled residential real estate loans, we expect to be able to fund our short-term liquidity requirements (over the next 12 months) through principal and interest payments on loans and deposit growth in our branch network.

Long-term funds are required to invest in loans for our portfolio, purchase fixed assets and provide for the liquidation of deposits maturing in the future. Long-term funding requirements are obtained from principal payments from maturing loans, the sale of loans and the sale of investments. We have no plans to significantly change long-term funding requirements.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing and investing activities during any given period. At March 31, 2008, cash and cash equivalents totaled $44.3 million. Also, at March 31, 2008, we had investment securities with a market value of $10.7 million held at a correspondent bank that were available to secure short term borrowings and we also had a $10.0 million unsecured federal funds line available with the same correspondent bank. At March 31, 2008, Federal Trust Corporation, on an unconsolidated basis, had $565,000 in cash available for payment of operating expenses. We believe these sources of funds, in addition to principal and interest payments on loans, will satisfy our short-term funding needs, and would cover shortfalls in the event our operating cash flows are not sufficient to satisfy short-term emergencies, such as significant withdrawals of customer deposits.

During the quarter ended March 31, 2008, our sources of funds came primarily from net principal repayment of loans of $25.5 million, proceeds from the sale of loans of $12.1 million, proceeds from the sale and repayments of securities of $11.1 million and an increase of $13.0 million in Federal Home Loan Bank advances. We used $27.7 million for deposit maturities and withdrawals and $35.1 million was retained in cash and cash equivalents for liquidity purposes. Management believes that, over the next 12 months, funds will primarily be obtained from deposit growth and principal and interest payments on loans.

At March 31, 2008, loans-in-process, or closed loans scheduled to be funded over a future period of time, totaled $17.4 million. Available lines of credit totaled $18.2 million, loans committed, but not closed, totaled $2.0 million, and standby letters of credit totaled $663,000. Funding for these amounts is expected to be provided by the sources described above (other than Federal Home Loan Bank advances).

For the months of March 2008 and December 2007, Federal Trust Bank’s average liquidity ratio was 11.08% and 6.85%, respectively. This ratio is generally calculated by dividing average cash and other short-term investment securities by average borrowings and savings accounts. Federal Trust Bank’s 11 Central Florida branches are expected to generate deposits along with loan principal and interest payments to provide liquidity for new loan originations and other investments. The Asset/Liability Management Committee meets regularly, and reviews liquidity levels to ensure that funds are available as needed.

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

Comparison of the Three-Month Periods Ended March 31, 2008 and 2007

General. The Company had a net loss for the three-month period ended March 31, 2008, of $11.2 million, or $1.19 per basic and fully diluted share, compared to net earnings of $160,000 or $.02 per basic and fully diluted share for the same period in 2006. The loss for the three months ended March 31, 2008, is primarily attributable to a $7.5 income tax expense relating to a valuation allowance on our deferred tax asset and $2.0 million provision for loan losses, together with interest income foregone as a result of the increase in nonperforming assets.

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

Provision for Loan Losses. For the first quarter of 2008 we did not change our methodology for calculating the adequacy of the allowance for loan losses. We recognized one charge-off of $50,000 on a residential property and had no commercial loan charge-offs during the quarter. We added $2.0 million to the allowance during the 2008 first quarter due to the continuing weakness in the Florida real estate market and the increases in our past due and non-accrual loans. We anticipate recognizing additional charge-offs during the remainder of 2008, but cannot predict the amount and timing of such charge-offs, if any.

At March 31, 2008, the allowance for loan losses was $15.8 million, or 33.1% of non-performing loans and 2.95% of total loans net of loans in process at that date. At December 31, 2007, the allowance for loan losses was $13.9 million, or 36.3% of non-performing loans and 2.42% of total loans net of loans in process at that date. The allowance at March 31, 2008 and at December 31, 2007, consisted of reserves for performing loans in the portfolio and reserves against certain impaired loans based on management’s evaluation of these individual loans.

Weakening economic conditions in the residential real estate sector have adversely affected, and may continue to adversely affect, our loan portfolio. Our percentage of non-performing assets relating to total assets continued to increase in 2008 to 8.6% at March 31, 2008 as compared to 6.9% at December 31, 2007. If loans that are currently non-performing further deteriorate or loans that are currently performing become non-performing loans, we may need to increase our allowance for loan losses. Such an increase would have an adverse impact on our financial condition and results of operations.

Based on our analysis, management believes that the allowance for loan losses was adequate to absorb estimated loan losses inherent in the loan portfolio at March 31, 2008. Actual results could differ from these estimates. However, since the allowance is affected by management’s judgments and uncertainties, there is the likelihood that materially different amounts would be reported under different conditions or assumptions. To the extent that the economy, collateral values, reserve factors or the nature and volume of problem loans change, we may need to adjust the provision for loan losses. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance level based upon their judgment of the information available to them at the time of their examination. As we experienced in 2007, material additions to our provision for loan losses in 2008 could result in a decrease in net earnings and capital.

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

Income Taxes. The Company’s consolidated income tax expense for the three-months ended March 31, 2008, was $7.5 million since we assessed the loss and trend over the prior four quarters and the estimate of future earnings, and determined that it is more likely than not that the deferred tax asset may not be realized. Accordingly, as of March 31, 2008, we established a valuation allowance of $9.1 million for the deferred tax asset and recognized a $401,000 reduction to other assets to reflect the actual income tax carryback amount received. For the three months ended March 31, 2008, we recorded a tax benefit of $49,000.

Comparison of Financial Condition at March 31, 2008 and December 31, 2007

Total assets at March 31, 2008 were $663.4 million, a decrease of $26.9 million, or 3.9%, from $690.3 million at December 31, 2007. This decrease in total assets during 2008 was part of our strategy to improve our liquidity and shrink the balance sheet due to our losses and the need to strengthen our regulatory capital ratios, combined with our efforts to change our asset/liability mix through a reduction in wholesale loan purchases and borrowed funds. Our portfolio of securities available for sale decreased by $11.3 million, or 21.5%, to $41.2 million at March 31, 2008, from $52.4 million at December 31, 2007. Total loans declined $40.7 million, or 7.2%, to $522.6 million at March 31, 2008, from $563.2 million at December 31, 2007. Residential mortgage loans and residential construction loans declined $20.8 million and $7.0 million, or 5.8% and 31.7%, respectively, from December 31, 2007. In addition, commercial real estate secured loans and land, development and construction loans declined $8.4 million and $11.7 million, or 9.8% and 15.9%, respectively, from December 31, 2007. The funds provided by the sales and payoffs of loans and investments were used to repay brokered deposits and increase our liquidity. Cash and due from bank increased from $8.0 million at December 31, 2007 to $43.6 million at March 31, 2008.

Total deposits at March 31, 2008 were $454.0 million, a decrease of $27.7 million, or 5.7%, from $481.7 million at December 31, 2007. This decrease was primarily the result of a decrease of $11.3 million or 14.0% in interest-bearing demand deposits from $80.3 million at December 31, 2007, to $69.0 million at March 31, 2008. Time deposits also declined $16.6 million, or 5.1%, to $310.9 million at March 31, 2008, from $327.5 million at December 31, 2007. Included in the decline of time deposits for the three-month period ending March 31, 2008, were $21.4 million in brokered deposits that matured and were not renewed, rolled over or replaced, partially offset by $4.8 million in growth of our retail time deposits from our branch network. Federal Home Loan Bank advances increased $13.0 million, or 8.5%, during 2008 to $165.0 million at March 31, 2008. Total stockholders’ equity decreased $2 to $27.8 million at March 31, 2008 from $39.7 million at December 31, 2007 due primarily to the $11.2 million loss for the three months ended March 31, 2008.

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

FEDERAL TRUST CORPORATION
(Registrant)

Date: August 15, 2008	By:	/s/ Dennis T. Ward
Dennis T. Ward
President and Chief Executive Officer

Date: August 15, 2008	By:	/s/ Gregory E. Smith
Gregory E. Smith
Executive Vice President and Chief Financial Officer