Form 10-Q
period 2008-06-30
FEDERAL TRUST CORP
filed 2008-08-18
CIK 842640

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2008.

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common stock, par value $.01 per share	9,436,305 Shares
(class)	Outstanding at August 8, 2008

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

($ in thousands, except share information)

	At
	June 30, 2008	December 31, 2007

	(Unaudited)	(Audited)
Assets
Cash and due from banks	$32,954	$8,046
Interest-earning deposits	887	1,131

Cash and cash equivalents	33,841	9,177
Securities available for sale	37,347	52,449
Loans, less allowance for loan losses of $16,557 in 2008 and $13,869 in 2007	500,613	563,234
Accrued interest receivable	3,263	4,509
Premises and equipment, net	18,500	18,814
Foreclosed assets	12,228	9,522
Federal Home Loan Bank stock	8,663	8,129
Mortgage servicing rights, net	434	444
Bank-owned life insurance	7,686	7,504
Deferred tax asset, net of valuation allowance of $11,813 in 2008 and $0 in 2007	—	7,966
Other assets	5,458	8,516

Total assets	$628,033	$690,264

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	$13,606	$13,916
Interest-bearing demand deposits	49,114	80,275
Money-market deposits	57,206	57,608
Savings deposits	2,772	2,422
Time deposits	302,819	327,508

Total deposits	425,517	481,729
Federal Home Loan Bank advances	163,500	152,000
Other borrowings	—	16
Junior subordinated debentures	5,155	5,155
Accrued interest payable	1,761	2,597
Official checks	1,825	2,238
Other liabilities	8,416	6,843

Total liabilities	606,174	650,578

Stockholders’ equity:
Common stock, $.01 par value, 65,000,000 shares authorized at June 30, 2008, and 15,000,000 shares authorized at December 31, 2007; 9,436,305 shares outstanding in 2008 and 2007	94	94
Additional paid-in capital	44,565	44,515
Accumulated deficit	(19,570)	(3,755)
Unallocated ESOP shares (42,386 shares in 2008 and 2007)	(440)	(440)
Accumulated other comprehensive loss	(2,790)	(728)

Total stockholders’ equity	21,859	39,686

Total liabilities and stockholders’ equity	$628,033	$690,264

See Accompanying Notes to Condensed Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

($ in thousands, except per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Interest income:
Loans	$7,213	$9,704	$15,212	$19,403
Securities	559	819	1,200	1,663
Other	274	167	640	343

Total interest income	8,046	10,690	17,052	21,409

Interest expense:
Deposits	4,124	5,576	9,223	10,943
Other	1,801	2,039	3,668	4,167

Total interest expense	5,925	7,615	12,891	15,110

Net interest income	2,121	3,075	4,161	6,299
Provision for loan losses	2,200	5,145	4,165	5,295

Net interest (expense) income after provision for loan losses	(79)	(2,070)	(4)	1,004

Other income:
Service charges and fees	125	106	250	213
Gains on sales of loans held for sale	—	33	199	105
Net gains (loss) on sales of securities available for sale	(52)	—	6	35
Rental income	100	84	204	169
Increase in cash surrender value of bank owned life insurance policies	73	69	182	136
Other	58	144	111	254

Total other income	304	436	952	912

Other expenses:
Salary and employee benefits	1,869	2,111	3,855	4,033
Occupancy expense	679	593	1,379	1,104
Professional services	419	374	750	634
Deposit insurance premium	334	33	641	48
Data processing	292	225	577	455
Foreclosure expenses	119	25	271	27
Net loss on sale and write downs of foreclosed assets	667	354	748	354
Marketing and advertising	80	115	143	231
Other	398	379	868	762

Total other expenses	4,857	4,209	9,232	7,648

Loss before income taxes	(4,632)	(5,843)	(8,284)	(5,732)
Income tax (benefit) expense	—	(2,291)	7,531	(2,340)

Net loss	$(4,632)	$(3,552)	$(15,815)	$(3,392)

Loss per share:
Basic	$(.49)	$(.38)	$(1.68)	$(.36)

Diluted	$(.49)	$(.38)	$(1.68)	$(.36)

Weighted-average shares outstanding for (in thousands):
Basic	9,394	9,361	9,394	9,352

Diluted	9,394	9,361	9,394	9,352

Cash dividends per share	$—	$.04	$—	$.08

See Accompanying Notes to Condensed Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

For the Six Months Ended June 30, 2008 and 2007

($ in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Unallocated ESOP Shares	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2006	9,351,542	$94	$43,858	$11,160	$(257)	$(235)	$54,620

Comprehensive income:
Net loss (unaudited)	—	—	—	(3,392)	—	—	(3,392)
Change in unrealized loss on securities available for sale, net of income taxes of $(546) (unaudited)	—	—	—	—	—	(901)	(901)

Comprehensive loss (unaudited)	—	—	—	—	—	—	(4,293)
Issuance of common stock - options exercised (unaudited)	62,783	—	307	—	—	—	307
ESOP shares purchased (6,618 shares) (unaudited)	—	—	116	—	(116)	—	—
Share based compensation (unaudited)	—	—	63	—	—	—	63
Dividends paid (unaudited)	—	—	—	(752)	—	—	(752)

Balance at June 30, 2007 (unaudited)	9,414,325	$94	$44,344	$7,016	$(373)	$(1,136)	$49,945

Balance at December 31, 2007	9,436,305	$94	$44,515	$(3,755)	$(440)	$(728)	$39,686

Comprehensive loss:
Net loss (unaudited)	—	—	—	(15,815)	—	—	(15,815)
Change in unrealized loss on securities available for sale, (unaudited)	—	—	—	—	—	(1,623)	(1,623)
Deferred tax asset valuation allowance related to securities available for sale	—	—	—	—	—	(439)	(439)

Comprehensive loss (unaudited)	—	—	—	—	—	—	(17,877)
Share based compensation (unaudited)	—	—	50	—	—	—	50

Balance at June 30, 2008 (unaudited)	9,436,305	$94	$44,565	$(19,570)	$(440)	$(2,790)	$21,859

See Accompanying Notes to Condensed Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

($ in thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(15,815)	$(3,392)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	493	432
Provision for loan losses	4,165	5,295
Net loss on sale and write downs of foreclosed assets	719	354
Capitalized costs on foreclosed assets	(156)	(25)
Net amortization of premiums and discounts on securities	(107)	(56)
Net amortization of loan origination fees, costs, premiums and discounts	572	510
Amortization of mortgage servicing rights	52	88
Increase in cash surrender value of life insurance policies	(182)	(135)
Proceeds from sales of loans held for sale	601	5,218
Loans originated for resale	(1,191)	(4,719)
Gain on sale of loans held for sale	(199)	(105)
Net loss on sales of securities available for sale	(6)	(35)
Deferred income tax expense	7,531	—
Share based compensation	50	63
Cash provided by (used in) resulting from changes in:
Accrued interest receivable	1,246	355
Other assets	2,952	(1,788)
Accrued interest payable	(836)	752
Official checks	(413)	(667)
Other liabilities	728	1,441

Net cash provided by operating activities	204	3,586

Cash flows from investing activities:
Purchase of securities available for sale	(1,005)	(14,010)
Proceeds from principal repayments and sales of securities available for sale	14,593	13,823
Loan principal repayments, net of originations	39,446	18,523
Purchase of loans	—	(25,270)
Proceeds from sales of loans transferred to held for sale	12,051	2,491
Purchase of premises and equipment	(73)	(660)
(Purchase) redemption of Federal Home Loan Bank stock	(534)	134
Net proceeds from sales of foreclosed assets	3,865	—

Net cash provided by (used in) investing activities	68,343	(4,969)

Cash flows from financing activities:
Net increase (decrease) in deposits	(56,212)	2,408
Net increase in Federal Home Loan Bank advances	11,500	1,800
Net decrease in other borrowings	(16)	(1,335)
Principal repayments under capital lease obligation	—	(2,504)
Net increase in advance payments from borrowers for taxes and insurance	845	940
Dividends paid	—	(752)
Net proceeds from the exercise of options on common stock	—	307

Net cash provided by (used in) financing activities	(43,883)	864

Net increase (decrease) in cash and cash equivalents	24,664	(519)
Cash and cash equivalents at beginning of period	9,177	8,680

Cash and cash equivalents at end of period	$33,841	$8,161

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued

($ in thousands)

	Six Months Ended June 30,
	2008	2007
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$7,802	$14,358

Cash received during the period for income tax recoveries	$768	$—

Cash paid during the period for income taxes	$—	$—

Noncash transactions:
Foreclosed assets acquired in settlement of loans	$7,134	$2,731

Other comprehensive loss, net change in unrealized loss on securities available for sale, net of tax	$(1,623)	$(901)

Deferred tax asset valuation allowance related to securities available for sale	$(439)	$—

Transfer of loans in portfolio to loans held for sale	$4,227	$2,478

Mortgage servicing rights recognized upon sale of loans held for sale	$42	$25

ESOP shares purchased	$—	$67

Transfer from other assets to premises and equipment	$106	$—

See Accompanying Notes to Condensed Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)	Description of Business and Basis of Presentation

Organization. Federal Trust Corporation (“Federal Trust”) is the sole shareholder of Federal Trust Bank (the “Bank”) and Federal Trust Mortgage Company (the “Mortgage Company”). Federal Trust operates as a unitary savings and loan holding company. Federal Trust’s primary business activity is the operation of the Bank and the Mortgage Company. The Bank is a federally-chartered stock savings bank. The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation. The Bank provides a wide range of banking services to individual and corporate customers through its 11 full-service branch offices located in Orange, Seminole, Volusia, Lake and Flagler Counties, Florida. Until April 2008, we operated a residential mortgage company, Federal Trust Mortgage Company, where we originated residential mortgage loan, purchased and sold mortgage loans in the secondary market, and serviced residential mortgage loans, including loans in Federal Trust Bank’s loan portfolio. In April 2008, Federal Trust Bank assumed the staff and operations of Federal Trust Mortgage Company.

The condensed consolidated financial statements include the accounts of Federal Trust, the Bank and the Mortgage Company (collectively referred to herein as, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (principally consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2008, and the results of operations and cash flows for the three- and six-month periods ended June 30, 2008 and 2007. The results of operations for the six-month period ended June 30, 2008, are not necessarily indicative of the results to be expected for the entire year ending December 31, 2008. These statements should be read in conjunction with the condensed consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(2)	Loans

The components of loans are summarized as follows ($ in thousands):

	At June 30, 2008	At December 31, 2007
	(unaudited)
Residential lending:
Mortgages (1)	$330,426	$359,954
Lot	40,100	39,994
Construction	6,519	21,926

Total residential lending	377,045	421,874

Commercial lending:
Real estate secured	59,099	85,492
Land, development and construction	64,039	73,752
Commercial loans	23,871	15,866

Total commercial lending	147,009	175,110

Consumer loans	490	214

Total loans	524,544	597,198

Add (deduct):
Allowance for loan losses	(16,557)	(13,869)
Net premiums, discounts, deferred fees and costs	2,473	3,033
Loans in process	(9,847)	(23,128)

Loans, net	$500,613	$563,234

(1)	Includes approximately $557,000 and $7.6 million of loans held for sale at June 30, 2008, and December 31, 2007, respectively.

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(2)	Loans, Continued

During the second quarter of 2008, we continued to experience weakness in the real estate market throughout Florida and increases in loan delinquencies. As a result, we recorded a provision for loan losses in the 2008 second quarter of $2.2 million. Our loan charge-offs during the 2008 second quarter were $1.5 million, we recognized $47,000 in recoveries and our allowance for loan losses increased from $13.9 million at December 31, 2007, to $16.6 million at June 30, 2008. In early July 2008, we received a $344,000 recovery from the liquidation of Transland Financial Services, Inc. in settlement of the fraud loss we recognized in 2007. This amount will be recorded as a recovery to our allowance for loan losses in the 2008 third quarter.

The activity in the allowance for loan losses is as follows ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Balance at beginning of period	$15,793	$5,248	$13,869	$5,098
Provision for loan losses	2,200	5,145	4,165	5,295
Charge-offs	(1,483)	(102)	(1,533)	(102)
Recoveries	47	1	56	1

Balance at end of period	$16,557	$10,292	$16,557	$10,292

The following is a summary of information regarding nonaccrual and collateral dependent impaired loans ($ in thousands):

	At June 30, 2008	At December 31, 2007
Non-accrual loans	$56,755	$38,223

Accruing loans past due ninety days or more	$—	$—

Recorded investment in impaired loans for which there is a related allowance for loan losses	$16,491	$15,299

Recorded investment in impaired loans for which there is no related allowance for loan losses	$49,247	$22,903

Allowance for loan losses related to impaired loans	$6,490	$5,556

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Interest income recognized and received on impaired loans	$1,245	$—	$1,663	$22

Average net recorded investment in impaired loans	$61,646	$19,433	$56,791	$15,001

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(2)	Loans, Continued

	June 30, 2008	December 31, 2007
Non-accrual loans:
Residential loans:
Mortgages	$12,100	$4,993
Lot	9,642	6,578
Construction	5,556	7,317

Total residential loans	27,298	18,888
Commercial loans:
Real estate secured	3,009	7,520
Land, development and construction	22,032	11,063
Commercial business	4,399	752

Total commercial loans	29,440	19,335
Consumer loans	17	—

Total non-accrual loans	56,755	38,223
Foreclosed assets	12,228	9,522

Total non-performing assets	$68,983	$47,745

Total non-accrual loans to total loans	10.8%	6.4%

Total non-accrual loans to total assets	9.0%	5.5%

Total allowance for loan losses to total non-accrual loans	29.2%	36.3%

Total non-performing assets to total assets	11.0%	6.9%

Total non-performing assets, which includes non-accrual loans and foreclosed properties, increased from $47.7 million at December 31, 2007, to $69.0 million at June 30, 2008. The increase in non-performing assets during 2008 included net increases of $10.1 million in commercial loans, $8.4 million in residential loans, of which $5.0 million was to foreign national borrowers secured by investment homes in central Florida. Foreclosed properties also increased $2.7 million from December 2007 to June 2008. In addition to our non-performing assets, at June 30, 2008, we had $39.1 million in performing loans that exhibited weakness or concerns and were graded as classified or special mention; this total decreased $17.5 million from $56.6 million at December 31, 2007, due primarily to the loans transferred to non-accrual status and foreclosed properties.

During the 2008 second quarter, payments were received from two related borrowers with delinquent loans that totaled $12.7 million. The payments brought all of the loans current and provided additional deposited reserves for one year of future interest payments. The majority of these loans are secured by vacant land in the Florida panhandle. One of the loans for $6.0 million was already in our classified asset total, but was resolved before being transferred to non-accrual. Also during the quarter, we sold 11 foreclosed properties for $3.4 million and acquired the title to an operating retail plaza in Georgia with a balance of $4.8 million after recognizing a charge-off of $400,000. We have already identified interested buyers for this plaza and believe that it could be sold before the end of 2008 with no additional loss.

The additions to non-accrual loans during the second quarter included four borrowers with combined loan balances of $9.2 million secured by vacant land and developed residential lots in Florida. The Bank is not originating any new land acquisition and development loans or financing vacant land. As the existing land loans on our books mature, we are aggressively working to develop plans for reduction or payoff of the loans to reduce our land exposure in the weak real estate market. We are experiencing increased delinquencies on these loans in part due to our strategy to work out of this exposure.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(3)	Deferred Tax Asset

Federal Trust Corporation assessed the loss and trend over the past five quarters and the estimate of future earnings, and determined that it is more likely than not that the deferred tax asset may not be realized. Accordingly, a valuation allowance of $11.8 million was established on the deferred tax asset as of June 30, 2008. This allowance is a non-cash charge to operations and has no effect on the Bank’s liquidity.

(4)	Regulatory Capital

The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at June 30, 2008, of the Bank’s actual capital on a percentage basis and the regulatory capital requirements for a financial institution to be classified as adequately capitalized or well capitalized. The Bank’s capital ratios at June 30, 2008, resulted in the Bank being characterized as “adequately capitalized” for regulatory capital purposes.

	Actual	For Minimum Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions
Total capital to risk-weighted assets	8.24%	8.00%	10.00%

Tier I capital to risk-weighted assets	6.98%	4.00%	6.00%

Tier I capital to total assets-leverage ratio	4.61%	4.00%	5.00%

(5)	Loss Per Share of Common Stock

The Company follows the provisions of SFAS No. 128, Earnings Per Share (“SFAS No. 128”). SFAS No. 128 provides accounting and reporting standards for calculating loss per share. Basic loss per share of common stock, has been computed by dividing the net loss for the period by the weighted-average number of shares outstanding. Shares of common stock purchased by the Company’s Employee Stock Ownership Plan (“ESOP”) are considered outstanding when the shares are allocated to participants. Diluted loss per share is computed by dividing net loss by the weighted-average number of shares outstanding including the dilutive effect of stock options computed using the treasury stock method and the restricted stock units. Outstanding stock options and restricted stock units are not considered dilutive securities for the three- and six-month periods ended June 30, 2008 and 2007, due to the net loss incurred by the Company.

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(5)	Loss Per Share of Common Stock, Continued

The following table presents the calculation of basic and diluted loss per share for the three- and six-month periods ending June 30, 2008 and 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Weighted-average shares outstanding before adjustment for unallocated ESOP shares	9,436	9,404	9,436	9,389
Adjustment to reflect the effect of unallocated ESOP shares	(42)	(43)	(42)	(37)

Weighted-average shares outstanding for basic earnings per share	9,394	9,361	9,394	9,352

Basic loss per share	$(.49)	$(.38)	$(1.68)	$(.36)

Total weighted-average shares outstanding for basic earnings per share computation	9,394	9,361	9,394	9,352
Additional dilutive shares using the average market value for the period utilizing the treasury stock method regarding stock options	—	—	—	—

Weighted-average shares and equivalents outstanding for diluted earnings per share	9,394	9,361	9,394	9,352

Diluted loss per share	$(.49)	$(.38)	$(1.68)	$(.36)

(6)	Stock Compensation Plans

The Company has three stock benefit plans. The Key Employee Stock Compensation Program (the “Employee Plan”) is authorized to issue up to 10% of the issued shares up to a maximum of 1,020,000 shares through the exercise of incentive stock options, compensatory stock options, stock appreciation rights or performance shares. All awards granted under the Employee Plan have been incentive stock options. These options have five to ten year terms and vest over various terms up to five years. At June 30, 2008, the Company had 427,301 options available for future grants under the Employee Plan.

The Directors’ Stock Option Plan (the “Directors’ Plan”) is authorized to issue up to 141,337 shares through the exercise of stock options. All options granted under the Directors’ Plan have five to ten-year terms, and vest over various terms up to five years. At June 30, 2008, the Company had 4,180 options available for future grants under the Directors’ Plan.

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

Awards of restricted shares or restricted stock units may be granted to a director as an annual stock retainer, which is dependent upon the amount of the director’s annual cash retainer. Under terms of those respective agreements, the units vest over periods from three to four years, unless there is a change in control, at which point the units vest immediately.

Options are granted to certain employees and directors at a price equal to the market value of the stock on the dates the options were granted. In accordance with SFAS No. 123, Share-Based Payment (“SFAS 123(R)”), the fair value of each option is amortized using the straight-line method over the requisite service period of each option. We have estimated the fair value of all option awards as of the grant date by applying the Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of compensation expense. There were no stock options issued during the second quarter of 2007 or 2008. The weighted average amounts for key assumptions used in determining the fair value of options granted during the six-months ended June 30, 2008 and 2007 are as follows:

	Six-Months Ended June 30, 2008	Six-Months Ended June 30, 2007
Expected stock price volatility	32.67%	47.95%
Risk-free interest rate	2.64%	4.66%
Weighted average expected life in years	4.0	6.5
Expected dividend yield	0.00%	1.58%
Per share weighted-average grant date fair value of options issued during the period	$0.64	$4.66

As part of its adoption of SFAS 123(R), the Company examined its historical pattern of option exercises in an effort to determine if there was any pattern based on certain employee populations. From this analysis, the Company could not identify any patterns in the exercise of options. As such, the Company used the guidance in Staff Accounting Bulletin No. 110, issued by the Securities and Exchange Commission to determine the estimated life of options issued. Historical information was the primary basis for the selection of expected volatility and expected dividend yield. The risk-free rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.

A summary of stock option transactions for the six-month period ended June 30, 2008, follows:

($ in thousands, except per share data):

	Number of Options	Weighted Avg. Per Option Exercise Price	Weighted Avg. Remaining Contract Term (in years)	Aggregate Intrinsic Value
Options Under the Employee Plan:
Outstanding at December 31, 2007	374,283	$7.87
Options exercised	—	—
Options forfeited	(200,600)	$9.61

Outstanding at June 30, 2008	173,683	$5.87	4.26	$—

Exercisable at June 30, 2008	84,727	$7.28	4.34	$—

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(6)	Stock Compensation Plans, Continued

	Number of Options	Weighted Avg. Per Option Exercise Price	Weighted Avg. Remaining Contract Term (in years)	Aggregate Intrinsic Value
Options Under the Directors’ Plans:
(includes the Directors’ Plan and the 2005 Directors’ Plan)
Outstanding at December 31, 2007	144,146	$7.17
Options granted	5,000	$2.15
Options forfeited	(9,792)	$7.75

Outstanding at June 30, 2008	139,354	$6.95	7.37	$—

Exercisable at June 30, 2008	71,554	$5.99	3.55	$—

As of June 30, 2008, the Company had 156,756 nonvested options outstanding resulting in approximately $294,000 of total unrecognized compensation expense related to these nonvested options. This expense is expected to be recognized monthly over the related vesting periods using the straight-line method through December 2011.

A summary of the Restricted Stock Unit transactions follows:

Number of Units

Restricted Stock Units under the 2005 Directors’ Plan:
Outstanding at December 31, 2007	11,815
Stock unit dividends earned	—
Stock units forfeited	—
Stock issued	—

Outstanding at June 30, 2008	11,815

A summary of the status of the Company’s nonvested restricted stock units as of December 31, 2007, and changes during the six-months ended June 30, 2008, is presented below:

Nonvested Shares	Number of Units	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2007	6,471	$10.54
Dividends credited	—	—
Forfeited	—	—
Vested	(774)	$11.26

Nonvested at June 30, 2008	5,697	$10.12

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(7)	Fair Value Measurements

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

Our listing of financial assets and liabilities subject to fair value measurements on a recurring basis are as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Fair Value as of 6/30/08	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$37,347	$—	$33,712	$3,635

The fair values of our securities available for sale are determined by third-party service providers utilizing various methods dependent upon the specific type of investment.

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(7)	Fair Value Measurements, Continued

The following is a summary of transactions for those financial assets and liabilities measured on a recurring basis using significant unobservable inputs for determining fair value for the six month period ended June 30, 2008 (in thousands):

Fair Value Measurements At June 30, 2008 Using Significant Unobservable Inputs (Level 3)

Fair value at December 31, 2007	$4,784
Total gains or (losses):
Included in other comprehensive income	(1,147)
(Amortization) and accretion	(2)

Fair value at June 30, 2008	$3,635

Our listing of assets and liabilities subject to carrying value measurements on a non-recurring basis are as follows (in thousands):

		Carrying Value at June 30, 2008
	Carrying Value as of 6/30/08	(Level 1)	(Level 2)	(Level 3)	Total Gains (Losses)
Impaired loans	$59,248	$—	$—	$59,248	$4,165
Foreclosed assets	$12,228	$—	$—	$12,228	—

SFAS No. 157 applies to loans measured for impairment using the practical expedients permitted by SFAS 114, Accounting by Creditors for Impairment of a Loan, including impaired loans measured by an observable market price or at the fair value of the loan’s collateral if the loan is collateral dependent. If a loan is determined to be collateral dependent, the fair value of the collateral is determined by appraisals or independent valuation adjusted for costs related to the liquidation of the collateral.

The fair value of foreclosed assets is determined by appraisals or independent valuations adjusted for the cost related to the liquidation of the foreclosed assets.

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

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(9)	Reclassification, Continued

As of June 30, 2007, $2.5 million of proceeds from sales of loans transferred to loans held for sale were incorrectly reported on the Condensed Consolidated Statement of Cash Flows as net cash flows from operating activities rather than net cash flows from investing activities as required by generally accepted accounting standards in the United States of America. These loan sale proceeds were reclassified to cash flows from investing activities for the six months ended June 30, 2008. This change did not affect the previously reported amount of net decrease in cash and cash equivalents.

(10)	Subsequent Events

Effective July 15, 2008, the Office of Thrift Supervision extended the deadline by which the Company must raise capital from July 15, 2008 to September 30, 2008. The Office of Thrift Supervision also extended until November 15, 2008, the deadline by which the Company must execute a merger agreement if its capital raising efforts are unsuccessful.

On August 11, 2008, Federal Trust entered into a non-binding letter of intent with Sidhu Advisors FDT, LLC, whereby Sidhu Advisors FDT, LLC, or a newly-formed affiliate, would invest at least $30 million in Federal Trust Corporation and acquire control of the Company. The proposed transaction remains subject to entering into a definitive agreement between Federal Trust and Sidhu Advisors FDT, LLC and other conditions, including completion of an updated due diligence review of Federal Trust by Sidhu Advisors FDT, LLC. It is expected that the terms of a proposed transaction would be subject to shareholder approval, as well as approval by the Office of Thrift Supervision. The letter of intent expires August 25, 2008.

If Federal Trust is not successful in entering into a definitive agreement with Sidhu Advisors FDT, LLC, then Federal Trust would seek to capitalize the Bank in another private transaction, or otherwise sell control of part or all of the Company in a merger or other transaction. If the Company is not able to raise additional capital or sell control of all or part of the Company in a merger or other transaction, management believes that there is substantial doubt about the Bank’s ability to continue as a going concern. The Bank’s operating and capital requirements, the recurring losses due to recent increases in nonperforming loans, declining net interest margin and continuing high levels of operating expenses are contributing factors for this concern. In order to comply with its regulatory capital requirements, the Bank needs to raise substantial additional capital. There is no guarantee that sufficient capital will be available at acceptable terms, if at all.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Forward Looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Forward-looking statements can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” and words of similar meaning. These forward-looking statements include, but are not limited to:

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

Allowance for Loan Losses

While we did not change our methodology for calculating the adequacy of the allowance for loan losses in 2008, we added $2.7 million to the allowance during the first six months of 2008 due to the continuing weakness in the Florida real estate market and the increases in our past due and non-accrual loans.

The activity in the allowance for loan losses is as follows ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Balance at beginning of period	$15,793	$5,248	$13,869	$5,098
Provision for loan losses	2,200	5,145	4,165	5,295
Charge-offs	(1,483)	(102)	(1,522)	(102)
Recoveries	47	1	56	1

Balance at end of period	$16,557	$10,292	$16,557	$10,292

We anticipate recognizing additional charge-offs during the remainder of 2008, but cannot predict the amount and timing of such charge-offs, if any. In early July 2008, we received a $344,000 recovery from the liquidation of Transland Financial Services, Inc. in settlement of the fraud loss we recognized in 2007. This amount will be recorded as a recovery to our allowance for loan losses in the 2008 third quarter.

At June 30, 2008, the allowance for loan losses was $16.6 million, or 29.2% of non-performing loans and 3.22% of total loans net of loans in process at that date. At December 31, 2007, the allowance for loan losses was $13.9 million, or 36.3% of non-performing loans and 2.42% of total loans net of loans in process at that date. The allowance at June 30, 2008, consisted of reserves for performing loans in the portfolio and reserves against certain impaired loans based on management’s evaluation of these individual loans.

Weakening economic conditions in the residential real estate sector have adversely affected, and may continue to adversely affect, our loan portfolio. Our percentage of non-performing assets relating to total assets continued to increase in 2008 to 11.0% at June 30, 2008 as compared to 6.9% at December 31, 2007. If loans that are currently non-performing further deteriorate or loans that are currently performing become non-performing loans, we may need to increase our allowance for loan losses. Such an increase would have an adverse impact on our financial condition and results of operations.

Based on our analysis, management believes that the allowance for loan losses was adequate to absorb estimated loan losses inherent in the loan portfolio at June 30, 2008. Actual results could differ from these estimates. However, since the allowance is affected by management’s judgments and uncertainties, there is the likelihood that materially different amounts would be reported under different conditions or assumptions. To the extent that the economy, collateral values, reserve factors or the nature and volume of problem loans change, we may need to adjust the provision for loan losses. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance level based upon their judgment of the information available to them at the time of their examination. As we experienced in the first half of 2008, material additions to our provision for loan losses for the remainder of the year could result in an increase in our operating losses and capital.

Liquidity and Capital Resources

Like other financial institutions, we must ensure that sufficient funds are available to meet deposit withdrawals, loan commitments, investment needs and expenses. Control of our cash flow requires the anticipation of deposit flows and loan payments. Our primary sources of funds are deposit accounts, principal and interest payments on loans, maturities and calls of investment securities and sales of loans and investments. Historically, we have also relied on brokered deposits and Federal Home Loan Bank advances as funding sources, but we currently have no ability to renew, replace or accept brokered deposits without the prior approval of the Federal Deposit Insurance Corporation. In addition, we are not able to draw additional advances from the Federal Home Loan Bank.

We require funds in the short-term to finance ongoing operating expenses, pay liquidating deposits and invest in loans. We have changed our business strategy from purchasing pools of loans to focusing on originating in-market retail and small business loans to transition our asset and liability mix to that of a traditional community bank and to reduce our previous reliance on wholesale funding sources, such as brokered deposits and Federal Home Loan Bank advances. We believe this focus will build core relationships with our deposit and loan customers. As such, in the short term, we anticipate our cash flow requirements for in-market retail and business loan originations to be less than the cash used historically for purchases of pooled residential real estate loans.

On August 7, 2008, we received conditional approval from the Federal Deposit Insurance Corporation to replace up to $25.2 million of the $30.2 million of brokered deposits maturing thought November 30, 2008. As of June 30, 2008 we had a total of $53.6 million of brokered deposits. The following table sets forth the maturities of those deposits ($ in thousands):

Maturity Date	Amount
August 8, 2008	$10,000
August 11, 2008	7,040
September 25, 2008	3,086
September 26, 2008	5,028
November 28, 2008	5,013
April 22, 2009	3,004
May 29, 2009	2,364
August 11, 2009	1,500
November 30, 2009	12,000
June 15, 2010	4,599

$53,634

Long-term funds are required to invest in loans for our portfolio, purchase fixed assets and provide for the liquidation of deposits maturing in the future. Long-term funding requirements are obtained from principal payments from maturing loans, the sale of loans and the sale of investments. We have no plans to significantly change long-term funding requirements.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing and investing activities during any given period. At June 30, 2008, cash and cash equivalents totaled $33.8 million. Also, at June 30, 2008, we had investment securities with a market value of $10.1 million held at a correspondent bank that were available to secure short term borrowings and we also had a $10.0 million unsecured federal funds line available with the same correspondent bank. We believe these sources of funds in the Bank, in addition to principal and interest payments on loans, will satisfy our short-term funding needs, and cover shortfalls in the event our operating cash flows are not sufficient to satisfy short-term emergencies, such as significant withdrawals of customer deposits.

During the six months ended June 30, 2008, our sources of funds came primarily from net loan principal repayments of $39.4 million, proceeds from the sale of loans of $12.1 million, proceeds from the sale and repayments of securities of $14.6 million and an increase of $11.5 million in Federal Home Loan Bank advances. We used $56.2 million for brokered and other deposit maturities and withdrawals and $24.7 million was retained in cash and cash equivalents for liquidity purposes. Management believes that, over the next 12 months, funds will primarily be obtained from deposit growth and principal and interest payments on loans.

At June 30, 2008, loans-in-process, or closed loans scheduled to be funded over a future period of time, totaled $9.8 million. Available lines of credit totaled $11.0 million, loans committed, but not closed, totaled $843,000, and standby letters of credit totaled $831,000. Funding for these amounts is expected to be provided by the sources described above (other than Federal Home Loan Bank advances).

For the month of June 2008, Federal Trust Bank’s average liquidity ratio was 8.49%. This ratio is generally calculated by dividing average cash and other short-term investment securities by average borrowings and savings accounts. Federal Trust Bank’s 11 Central Florida branches are expected to generate deposits along with loan principal and interest payments to provide liquidity for new loan originations and other investments. The Asset/Liability Management Committee meets regularly, and reviews liquidity levels to ensure that funds are available as needed.

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

A summary of the amounts of the Company’s financial instruments with off-balance-sheet risk at June 30, 2008, follows ($ in thousands):

Contract Amount
Commitments to extend credit	$843

Unused lines of credit	$11,006

Standby letters of credit	$831

Loans in process	$9,847

Management believes the Company has adequate resources to fund all its commitments. At June 30, 2008, the Company had approximately $243.4 million in time deposits maturing in one year or less. Management also believes that, if so desired, it can adjust the rates on time deposits to retain or obtain new deposits in a changing interest rate environment. Management believes the Bank was in compliance with all minimum capital requirements that it was subject to at June 30, 2008. See note 4 to the unaudited condensed consolidated financial statements.

The following tables set forth the Average balance sheets, the total dollar amount of interest income and expense and the resulting average yields for the periods indicated ($ in thousands).

	Three Months Ended June 30,
	2008			2007
	Average Balance	Interest	Average Yield/ Cost (7)	Average Balance	Interest	Average Yield/ Cost (7)
Interest-earning assets:
Loans (1)	$527,860	$7,213	5.47%	$592,704	$9,704	6.55%
Securities	39,872	559	5.61	63,623	819	5.15
Other interest-earning assets (2)	37,047	274	2.96	8,945	167	7.47

Total interest-earning assets	604,779	8,046	5.32	665,272	10,690	6.43

Other noninterest-earning assets	38,649			44,478

Total assets	$643,428			$709,750

Noninterest-bearing demand deposits	$14,196	—	—	$12,427	—	—
Interest-bearing liabilities:
Interest-bearing demand and money-market deposits	116,744	684	2.34	116,454	1,118	3.84
Savings deposits	2,411	3	0.50	2,966	12	1.62
Time deposits	302,210	3,437	4.55	338,758	4,446	5.25

Total deposit accounts	435,561	4,124	3.79	470,605	5,576	4.74

FHLB advances and other borrowings (3)	168,990	1,801	4.26	176,927	2,039	4.61

Total interest-bearing liabilities (4)	590,355	5,925	4.01	635,105	7,615	4.80

Other noninterest-bearing liabilities	12,602			7,948
Stockholders’ equity	26,275			54,270

Total liabilities and stockholders’ equity	$643,428			$709,750

Net interest/dividend income		$2,121			$3,075

Net interest margin (5)			1.40%			1.85%

Interest-rate spread (6)			1.31%			1.63%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.02			1.05

(1)	Includes nonaccrual loans.
(2)	Includes Federal Home Loan Bank stock and interest-earning deposits.
(3)	Includes Federal Home Loan Bank advances, other borrowings and junior subordinated debentures.
(4)	Total interest-bearing liabilities exclude noninterest-bearing demand deposits.
(5)	Net interest margin is annualized net interest income divided by average interest-earning assets.
(6)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(7)	Annualized

	Six Months Ended June 30,
	2008			2007
	Average Balance	Interest	Average Yield/ Cost (7)	Average Balance	Interest	Average Yield/ Cost (7)
Interest-earning assets:
Loans (1)	$542,528	$15,212	5.61%	$598,784	$19,403	6.48%
Securities	42,436	1,200	5.66	64,133	1,663	5.19
Other interest-earning assets (2)	38,338	640	3.34	10,564	343	6.49

Total interest-earning assets	623,302	17,052	5.47	673,481	21,409	6.36

Other noninterest-earning assets	41,424			41,528

Total assets	$664,726			$715,009

Noninterest-bearing demand deposits	$14,292	—	—	$12,688	—	—
Interest-bearing liabilities:
Interest-bearing demand and money-market deposits	123,153	1,757	2.85	116,875	2,211	3.78
Savings deposits	2,424	8	0.66	3,052	26	1.70
Time deposits	313,552	7,458	4.76	337,096	8,706	5.17

Total deposit accounts	453,421	9,223	4.07	469,711	10,943	4.66
FHLB advances and other borrowings (3)	170,534	3,668	4.30	183,486	4,167	4.54

Total interest-bearing liabilities (4)	609,663	12,891	4.23	640,509	15,110	4.72

Other noninterest-bearing liabilities	12,304			7,394
Stockholders’ equity	28,467			54,418

Total liabilities and stockholders’ equity	$664,726			$715,009

Net interest/dividend income		$4,161			$6,299

Net interest margin (5)			1.34%			1.87%

Interest-rate spread (6)			1.24%			1.64%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.02			1.05

(1)	Includes nonaccrual loans.
(2)	Includes Federal Home Loan Bank stock and interest-earning deposits.
(3)	Includes Federal Home Loan Bank advances, other borrowings, junior subordinated debentures and capital lease obligation.
(4)	Total interest-bearing liabilities exclude noninterest-bearing demand deposits.
(5)	Net interest margin is annualized net interest income divided by average interest-earning assets.
(6)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(7)	Annualized

Comparison of Financial Condition at June 30, 2008 and December 31, 2007

Total assets at June 30, 2008 were $628.0 million, a decrease of $62.2 million, or 9%, from $690.3 million at December 31, 2007. This decrease in total assets during 2008 was part of our strategy to improve our liquidity and shrink the balance sheet due to our losses and the need to strengthen our regulatory capital ratios, combined with our efforts to change our asset/liability mix through a reduction in wholesale loan purchases and borrowed funds. Our portfolio of securities available for sale decreased by $15.1 million, or 29%, to $37.3 million at June 30, 2008, from $52.4 million at December 31, 2007. Total loans declined $62.6 million, or 11%, to $500.6 million at June 30, 2008, from $563.2 million at December 31, 2007. Residential mortgage loans and residential construction loans declined $29.5 million and $15.4 million, or 8% and 70%, respectively, from December 31, 2007. In addition, commercial real estate secured loans and land, development and construction loans declined $26.4 million and $9.7 million, or 31% and 13%, respectively, while commercial loans increased $8 million or 50% from December 31, 2007. The primary cause of the change in balances within the commercial loan portfolio is the result of the reclassification of certain individual loans to more accurately reflect the current classification of loans which comprise the portfolio. The funds provided by the sales and payoffs of loans and investments were used to repay brokered deposits and increase our liquidity. Cash and cash equivalents increased from $9.2 million at December 31, 2007 to $33.8 million at June 30, 2008.

Total deposits at June 30, 2008 were $425.5 million, a decrease of $56.2 million, or 12%, from $481.7 million at December 31, 2007. This decrease was primarily the result of a $31.2 million, or 39%, decrease in interest-bearing demand deposits from $80.3 million at December 31, 2007, to $49.1 million at June 30, 2008. Time deposits declined $24.7 million, or 8%, to $302.8 million at June 30, 2008, from $327.5 million at December 31, 2007, primarily due to $25.0 million in brokered deposits that matured and were not renewed. Federal Home Loan Bank advances increased $11.5 million, or 8%, during 2008 to $163.5 million at June 30, 2008. Total stockholders’ equity decreased $6.0 million in 2008 due primarily to the $5.1 million loss for the six months ended June 30, 2008.

Comparison of the Three-Month Periods Ended June 30, 2008 and 2007

General. The Company had a net loss for the three-month period ended June 30, 2008, of $4.6 million, or $.49 per basic and fully diluted share, compared to a net loss of $3.6 million or $.38 per basic and fully diluted share for the same period in 2007. The loss for the three months ended June 30, 2008, is primarily attributable to a $2.2 million provision for loan losses, together with interest income foregone as a result of the increase in nonperforming loans.

Interest Income. Interest income decreased $2.6 million to $8.0 million for the 2008 second quarter, from $10.7 million for the quarter ended June 30, 2007. The decrease in interest income was primarily due to a decrease in market interest rates from the second quarter of 2007 to the second quarter of 2008, and $745,000 in foregone interest for the three-months ended June 30, 2008 and a decrease in average interest-earning assets.

Interest Expense. Interest expense decreased $1.7 million, or 22%, due to a decrease in the average rate paid on interest-bearing liabilities from 4.80% in the quarter ending June 2007 to 4.01% for the 2008 second quarter. In addition, average interest bearing liabilities decreased from $635.1 million for the 2007 second quarter to $590.4 million for the second quarter of 2008.

Provision for Loan Losses. A provision for loan losses is charged to earnings based upon management’s evaluation of the loan portfolio. During the quarter ended June 30, 2008, the Bank recorded a provision for loan losses of $2.2 million based on its evaluation of the loan portfolio, compared to a provision of $5.1 million for the same period in 2007. The provision for the 2008 second quarter was due to the decline in real estate collateral values and an increase in nonaccrual loans. The allowance for loan losses at June 30, 2008, was $16.6 million compared to $10.3 million at June 30, 2007. Our evaluation of the allowance for loan losses at June 30, 2008, included an assessment of the current market values for the nonaccrual loans and an ongoing evaluation of the loan portfolio. As a percent of total loans outstanding, the allowance for loan losses increased to 3.16% at June 30, 2008 from 2.32% at December 31, 2007, and 1.62% at June 30, 2007. Management believes the allowance for loan losses at June 30, 2008, was adequate to absorb estimated loan losses in the loan portfolio at June 30, 2008. However, we can make no assurance that our allowance will be adequate to cover future loan losses given current and future market conditions, including the decline in real estate values and increase in loan delinquencies. In addition, our regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, based on judgments different than those of our management. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory agencies would have a negative effect on our operating results.

Other Income. Other income decreased 30% to $304,000 for the quarter ended June 30, 2008, from $436,000 for the 2007 second quarter due primarily to $33,000 in gains on the sale of loans recognized during the second quarter of 2007 compared to no gain on sale of loans during the second quarter of 2008, and $52,000 in losses on the sale of securities available for sale recognized in the second quarter of 2008.

Comparison of the Three-Month Periods Ended June 30, 2008 and 2007, Continued

Other Expenses. Total other expenses for the 2008 second quarter were $4.9 million, up $648,000, or 15%, from the second quarter of 2007. The increase was partially due to a $313,000 increase in net losses on the sale and write downs of foreclosed assets during the 2008 second quarter, compared to the second quarter of 2007. Other increases in operating expenses during the 2008 second quarter compared to the second quarter of 2007 were, a $301,000 increase in the Bank’s FDIC insurance premium, an $86,000 increase in occupancy expense resulting from our two new branches and the relocation of our New Smyrna Beach branch in the second half of 2007, and a $139,000 increase in expenses related to legal and foreclosure costs associated with our problem asset resolution efforts. Partially offsetting these second quarter expense increases was a decrease in personnel expense of $242,000, or 11% in 2008 compared to 2007.

Income Taxes. The Company established a valuation allowance for the full amount of the deferred tax of $9.1 million as of March 31, 2008 and therefore recognized no tax benefit relating to the operating loss for the three-months ended June 30, 2008. For the 2008 second quarter the tax benefit was offset by a $2.7 million addition to the valuation allowance on our deferred tax assets because management believes that it is more likely than not that the Company may not have sufficient earnings in the near term to realize the deferred tax asset. A tax benefit of $2.3 million (an effective rate of 39.2%) was recognized during the same period in 2007.

Comparison of the Six-Month Periods Ended June 30, 2008 and 2007

General. The Company had a net loss for the six-month period ended June 30, 2008, of $15.8 million, or $1.68 per basic and diluted share, compared to a net loss of $3.4 million, or $.36 per basic and diluted share, for the same period in 2007. The 2008 loss was the result of an $11.8 million valuation allowance on our deferred tax asset due to our assessment that it is more likely than not that the Company will not have sufficient future earnings to realize the deferred tax asset. Also included in the six-month loss, was a $4.2 million provision for loan losses and interest income foregone as a result of the increase of $35.4 million in non-performing assets from $33.6 million at June 30, 2007 to $69.0 million at June 30, 2008.

Interest Income. Interest income decreased by $4.4 million or 20% to $17.1 million for the six-month period ended June 30, 2008, from $21.4 million for the same period in 2007. Interest income on loans decreased $4.2 million or 22% to $15.2 million in 2008 from $19.4 million in 2007, as a result of a decrease in the average amount of loans outstanding from $598.8 million in 2007 to $542.5 million in 2008 and the negative effect of the $56.8 million of nonaccrual loans at June 30, 2008, in addition to a decrease in the average yield earned on loans from 6.48% for the six-month period ended June 30, 2007, to 5.61% for the comparable period in 2008. Interest income on securities decreased by $463,000 for the six-month period ended June 30, 2008, over the same period in 2007, primarily as a result of a decrease in the average balance of securities owned partially offset by an increase in the average yield. Interest income on other interest-earning assets increased $297,000 to $640,000 from $343,000 primarily as a result of an increase in average balances of our short-term liquid assets from $10.6 million for the six-month period ended June 30, 2007, to $38.3 million for the comparable period in 2008. Management expects the rates earned on the portfolio to fluctuate with general market conditions.

Interest Expense. Interest expense decreased by $2.2 million or 15% during the six-month period ended June 30, 2008, compared to the same period in 2007. Interest on deposits decreased $1.7 million or 16% to $9.2 million in 2008 from $10.9 million in 2007, as a result of a decrease in the average cost of deposits from 4.66% for the six-month period ended June 30, 2007, to 4.07% for the comparable period in 2008 and a decrease in average deposits outstanding from $469.7 million in 2007 to $453.4 million in 2008. Interest on other borrowings decreased to $3.7 million in 2008 from $4.2 million in 2007, primarily as a result of a decrease in the average balance of other borrowings from $183.5 million for the six-month period ended June 30, 2007 to $170.5 million for the comparable 2008 period and a decrease in the average rate paid on other borrowings from 4.54% in 2007 to 4.30% in 2008.

Provision for Loan Losses. During the six months ended June 30, 2008, a $4.2 million provision for loan losses was recorded, compared to $5.1 million recorded for the same period in 2007. The allowance for loan losses at June 30, 2008, was $16.6 million or 3.16% of total loans outstanding, up from $10.3 million, or 1.62% of total loans outstanding at June 30, 2007. Management believes the allowance for loan losses at June 30, 2008, was adequate to absorb estimated loan losses in the loan portfolio at June 30, 2008. However, we can make no assurance that our allowance will be adequate to cover future loan losses given current and future market conditions, including the decline in real estate values and increase in loan delinquencies. In addition, our regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, based on judgments different than those of our management. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory agencies would have a negative effect on our operating results.

Other Income. Other income increased $40,000, or 4%, from the six-month period ended June 30, 2007, to the same period in 2008. The increase in other income was primarily due to an increase of $94,000 in gains on sales of loans, a $46,000 increase in cash surrender values of life insurance policies and a $37,000 increase in service charges and fees, partially offset by a decrease in other income of $143,000, primarily caused by lower mortgage loan origination volumes and a decline in mortgage prepayment fees.

Other Expense. Other expense increased $1.6 million or 21% to $9.2 million for the six-month period ended June 30, 2008, from $7.6 million for the same period in 2007. The year-over-year expense growth was due to an increase in our deposit insurance premium of $593,000; net losses and writedowns on foreclosed assets of $394,000; occupancy expense of $275,000; foreclosure related expenses of $244,000; data processing of $122,000; professional fees of $116,000, partially offset by a decrease in salaries and employee benefits of $178,000 during the first six months of 2008.

Income Taxes. The Company’s consolidated tax position resulted in a tax expense of $7.5 million for the six months ending June 30, 2008, compared to a benefit of $2.3 million (an effective rate of 40.8%) for the same period in 2007. Included in the tax expense for the first six months of 2008, was a $11.8 million valuation allowance on our deferred tax assets because management believes it is more likely than not that the Company may not have sufficient future earnings to realize the deferred tax asset.

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

We have terminated our proposed stock offering. We may not be able to raise capital or sell control of part or all of the Company in a merger or other transaction.

Effective August 8, 2008, the Company terminated its proposed stock offering. In accordance with the terms of the previously disclosed Cease and Desist Order issued to the Company by the Office of Thrift Supervision, the Company is seeking to capitalize the Bank in a private transaction, or otherwise sell control of part or all of the Company in a merger or other transaction.

If the Company is not able to raise additional capital or sell control of all or part of the Company in a merger or other transaction, management believes that there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s operating and capital requirements and recurring losses due to increases in non-performing loans are contributing factors for this concern. There is no guarantee that the Company will be able to raise additional capital or sell control of part or all of the Company in a merger or other transaction, either on terms and conditions acceptable to the Company or the Office of Thrift Supervision, or at all.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders (the “Annual Meeting”) of Federal Trust was held on June 16, 2008, to consider the election of two Class III directors; the approval of an amendment to the Company’s articles of incorporation to increase the number of shares of authorized capital stock to 65,000,000 shares of common stock; the approval of an issuance of shares and warrants in a non-public offering in an amount in excess of 20% of the Company’s current outstanding shares of common stock; and the ratification of the appointment of the Company’s independent registered public accounting firm for the year ending December 31, 2008. Incumbent Directors Samuel C. Certo, PhD and Dennis T. Ward were elected for three-year terms. The terms of Directors Robert G. Cox, Kenneth W. Hill, A. George Igler, Eric J. Reinhold, and Charles R. Webb continued after the Annual Meeting.

At the Annual Meeting, 8,249,887 shares were present in person or by proxy. With respect to Proposal I, each share was entitled to vote for up to two directors and as to the other proposals, each share was entitled to one vote on each proposal. The following is a summary and tabulation of the matters that were voted upon at the Annual Meeting:

Item 4.	Submission of Matters to a Vote of Security Holders, Continued

Proposal I.

The election of two Class III directors for a term of three years:

	For	Withheld
Samuel C. Certo, PhD	6,770,236	1,479,651
Dennis T. Ward	6,851,901	1,397,986

Proposal II.

The approval of an amendment to the Company’s Restated Articles of Incorporation to increase the number of shares of authorized capital stock to 65,000,000 shares of common stock:

For	Against	Abstain	Broker Non-Votes
7,444,953	797,376	7,558	0

Proposal III.

The approval of an issuance of shares and warrants in a non-public offering in an amount in excess of 20% of the Company’s current outstanding shares of common stock:

For	Against	Abstain	Broker Non-Votes
4,245,529	869,676	9,640	3,090,367

Proposal IV:

The ratification of the appointment of Hacker, Johnson & Smith PA, as the Company’s independent registered public accounting firm for the year ending December 31, 2008:

For	Against	Abstain	Broker Non-Votes
7,868,729	370,360	10,798	0

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a)

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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