Form 10-Q
period 2008-09-30
FEDERAL TRUST CORP
filed 2008-11-10
CIK 842640

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 12b-25

                        Commission File Number: 001-31724

                           NOTIFICATION OF LATE FILING


(Check One):  [ ] Form 10-K  [ ] Form 20-F  [ ] Form 11-K  |X| Form 10-Q
[ ] Form N-SAR


For Period Ended:  September 30, 2008

[  ]  Transition Report on Form 10-K
[  ]  Transition Report on Form 20-F
[  ]  Transition Report on Form 11-K
[  ]  Transition Report on Form 10-Q
[  ]  Transition Report on Form N-SAR
For the Transition Period Ended:  _______________


If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:

-------------------------------------------------------------------------------

PART I - REGISTRANT INFORMATION

Full Name of Registrant:  Federal Trust Corporation
Former Name if Applicable:  N/A
Address of Principal Executive Offices (Street and Number): 312 West 1st Street City, State and Zip Code: Sanford, Florida 32771

PART II - RULES 12B-25(B) AND (C)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate)

[X] (a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

[X] (b) The subject annual report, semi-annual report, transition report on Form 10-K, Form 20-F, 11-K or Form N-SAR, or portion thereof, will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

[ ] (c) The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

PART III - NARRATIVE

State below in reasonable detail the reasons why Forms 10-K, 20-F, 11-K, 10-Q, N-SAR, N-CSR or the transition report portion thereof, could not be filed within the prescribed time period.

     The registrant requires additional time to fully develop financial information necessary to provide full and complete disclosure in its quarterly report on Form 10-Q (the "Form 10-Q"). As a result, the registrant was unable to complete the Form 10-Q by the prescribed date, without unreasonable effort and expense.

PART IV - OTHER INFORMATION

(1) Name and telephone number of person to contact in regard to this notification:

Dennis T. Ward           (407)               323-1833
----------------     -------------     --------------------
(Name)               (Area Code)       (Telephone Number)

(2) Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If the answer is no, identify report(s).
[X] Yes  [ ] No


(3) Is it anticipated that any significant change in results of operation from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?
[X] Yes [ ] No


If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.


                            Federal Trust Corporation
                            -------------------------
                (Name of Registrant as specified in its charter)

has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.

Date:  November 10, 2008           By:     /s/ Dennis T. Ward
                                           -------------------------------------
                                           Dennis T, Ward
                                           President and Chief Executive Officer

                            ATTACHMENT TO FORM 12b-25
                            FEDERAL TRUST CORPORATION


     The net loss of Federal Trust Corporation (the "Company") was $10.2 million for the three months ended September 30, 2008, compared to $6.1 million for the three months ended September 30, 2007. The net loss of the Company was $26.0 million for the six months ended June 30, 2008 compared to $9.5 million for the six months ended June 30, 2007. Although loss before income taxes was $18.5 million for the nine months ended September 30, 2008 compared to $15.6 million for the nine months ended September 30, 2007, the Company recognized tax expense of $7.5 million for the nine months ended September 30, 2008 compared to a tax benefit of $6.1 million for the nine months ended September 30, 2007. The tax expense for the 2008 period resulted from the previously-announced valuation allowance effective during the quarter ended March 31, 2008 for the full amount of the Company's deferred tax asset.