Form 10-Q
period 2008-09-30
FEDERAL TRUST CORP
filed 2008-11-17
CIK 842640

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2008.

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common stock, par value $.01 per share	9,436,305 Shares
(class)	Outstanding at November 12, 2008

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

($ in thousands, except share information)

	At
	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$38,916	$8,046
Interest-earning deposits	1,421	1,131

Cash and cash equivalents	40,337	9,177
Securities available for sale	32,906	52,449
Loans, less allowance for loan losses of $21,252 in 2008 and $13,869 in 2007	472,898	563,234
Accrued interest receivable	3,002	4,509
Premises and equipment, net	18,268	18,814
Foreclosed assets	15,590	9,522
Federal Home Loan Bank stock	8,505	8,129
Mortgage servicing rights, net	404	444
Bank-owned life insurance	7,758	7,504
Deferred tax asset, net of valuation allowance of $16,674 in 2008 and $0 in 2007	—	7,966
Other assets	2,073	8,516

Total assets	$601,741	$690,264

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	$11,559	$13,916
Interest-bearing demand deposits	34,131	80,275
Money-market deposits	66,308	57,608
Savings deposits	2,489	2,422
Time deposits	296,172	327,508

Total deposits	410,659	481,729
Federal Home Loan Bank advances	161,500	152,000
Other borrowings	—	16
Junior subordinated debentures	5,155	5,155
Accrued interest payable	1,201	2,597
Official checks	4,413	2,238
Other liabilities	8,952	6,843

Total liabilities	591,880	650,578

Stockholders’ equity:
Common stock, $.01 par value, 65,000,000 shares authorized at September 30, 2008, and 15,000,000 shares authorized at December 31, 2007; 9,436,305 shares outstanding in 2008 and 2007	94	94
Additional paid-in capital	44,590	44,515
Accumulated deficit	(29,797)	(3,755)
Unallocated ESOP shares (42,386 shares in 2008 and 2007)	(440)	(440)
Accumulated other comprehensive loss	(4,586)	(728)

Total stockholders’ equity	9,861	39,686

Total liabilities and stockholders’ equity	$601,741	$690,264

See Accompanying Notes to Condensed Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

($ in thousands, except per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Interest income:
Loans	$6,370	$9,729	$21,582	$29,132
Securities	534	801	1,734	2,463
Other	244	176	884	519

Total interest income	7,148	10,706	24,200	32,114

Interest expense:
Deposits	3,969	5,716	13,192	16,659
Other	1,811	2,239	5,479	6,406

Total interest expense	5,780	7,955	18,671	23,065

Net interest income	1,368	2,751	5,529	9,049
Provision for loan losses	6,100	5,115	10,265	10,410

Net interest expense after provision for loan losses	(4,732)	(2,364)	(4,736)	(1,361)

Other income:
Service charges and fees	121	107	371	320
Gains on sales of loans held for sale	27	14	226	120
Net gains (loss) on sales of securities available for sale	—	(139)	6	(104)
Rental income	92	97	296	266
Increase in cash surrender value of bank-owned life insurance policies	72	68	254	204
Other	112	158	223	412

Total other income	424	305	1,376	1,218

Other expenses:
Salary and employee benefits	1,972	4,782	5,827	8,815
Occupancy expense	693	565	2,072	1,669
Professional services	492	357	1,242	990
Deposit insurance premium	350	98	991	145
Data processing	261	279	838	735
Other-than-temporary impairment on securities available for sale	—	749	—	749
Foreclosure expenses	120	30	391	57
Net loss (gain) on sale and write downs of foreclosed assets	214	(36)	962	318
Offering expenses	1,330	—	1,330	—
Marketing and advertising	100	114	243	345
Other	387	868	1,255	1,631

Total other expenses	5,919	7,806	15,151	15,454

Loss before income taxes	(10,227)	(9,865)	(18,511)	(15,597)
Income tax expense (benefit)	—	(3,794)	7,531	(6,135)

Net loss	$(10,227)	$(6,071)	$(26,042)	$(9,462)

Loss per share:
Basic	$(1.09)	$(.65)	$(2.27)	$(1.01)

Diluted	$(1.09)	$(.65)	$(2.27)	$(1.01)

Weighted-average shares outstanding (in thousands):
Basic	9,394	9,367	9,394	9,357

Diluted	9,394	9,367	9,394	9,357

Cash dividends per share	$—	$—	$—	$.08

See Accompanying Notes to Condensed Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

For the Nine Months Ended September 30, 2008 and 2007

($ in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Unallocated ESOP Shares	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2006	9,351,542	$94	$43,858	$11,160	$(257)	$(235)	$54,620

Comprehensive income:
Net loss (unaudited)	—	—	—	(9,462)	—	—	(9,462)
Change in unrealized loss on securities available for sale, net of income taxes of $(346) (unaudited)	—	—	—	—	—	(572)	(572)

Comprehensive loss (unaudited)	—	—	—	—	—	—	(10,034)
Issuance of common stock options exercised (unaudited)	84,763	—	401	—	—	—	401
ESOP shares purchased (6,618 shares) (unaudited)	—	—	183	—	(183)	—	—
Share based compensation (unaudited)	—	—	51	—	—	—	51
Dividends paid (unaudited)	—	—	—	(752)	—	—	(752)

Balance at September 30, 2007 (unaudited)	9,436,305	$94	$44,493	$946	$(440)	$(807)	$44,286

Balance at December 31, 2007	9,436,305	$94	$44,515	$(3,755)	$(440)	$(728)	$39,686

Comprehensive loss:
Net loss (unaudited)	—	—	—	(26,042)	—	—	(26,042)
Change in unrealized loss on securities available for sale, net of deferred tax asset valuation allowance (unaudited)	—	—	—	—	—	(3,858)	(3,858)

Comprehensive loss (unaudited)	—	—	—	—	—	—	(29,900)
Share based compensation (unaudited)	—	—	75	—	—	—	75

Balance at September 30, 2008 (unaudited)	9,436,305	$94	$44,590	$(29,797)	$(440)	$(4,586)	$9,861

See Accompanying Notes to Condensed Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

($ in thousands)

	Nine Months Ended September 30,

	2008	2007
Cash flows from operating activities:
Net loss	$(26,042)	$(9,462)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	726	658
Provision for loan losses	10,265	10,410
Net loss on sale and write downs of foreclosed assets	962	318
Capitalized costs on foreclosed assets	(277)	(25)
Deferred tax expense (benefit)	7,527	(6,042)
Net amortization of premiums and discounts on securities	152	(84)
Net amortization of loan origination fees, costs, premiums and discounts	868	762
Amortization of mortgage servicing rights	82	142
Increase in cash surrender value of life insurance policies	(254)	(204)
Proceeds from sales of loans held for sale	2,315	6,140
Loans originated for resale	(2,476)	(5,257)
Gain on sale of loans held for sale	(226)	(120)
Market value adjustment on loans held for sale	—	328
Other-than-temporary impairment of securities held for sale	—	749
Net (gain) loss on sales of securities available for sale	(6)	104
Share based compensation	75	51
Cash provided by (used for) resulting from changes in:
Accrued interest receivable	1,507	254
Other assets	6,337	281
Accrued interest payable	(1,396)	919
Official checks	2,175	(52)
Other liabilities	801	4,483

Net cash provided by operating activities	2,811	4,353

Cash flows from investing activities:
Purchase of securities available for sale	(1,005)	(15,301)
Proceeds from principal repayments and sales of securities available for sale	17,287	22,631
Loan principal repayments, net of originations	55,971	28,196
Purchase of loans	—	(47,901)
Proceeds from sales of loans transferred to held for sale	12,051	2,491
Purchase of premises and equipment	(74)	(2,997)
(Purchase) redemption of Federal Home Loan Bank stock	(376)	157
Net proceeds from sales of foreclosed assets	4,773	269

Net cash provided by (used in) investing activities	88,627	(12,455)

Cash flows from financing activities:
Net increase (decrease) in deposits	(71,070)	8,613
Net increase in Federal Home Loan Bank advances	9,500	1,300
Net decrease in other borrowings	(16)	(323)
Principal repayments under capital lease obligation	—	(2,504)
Net increase in advance payments from borrowers for taxes and insurance	1,308	1,790
Dividends paid	—	(752)
Net proceeds from the exercise of options on common stock	—	401

Net cash provided by (used in) financing activities	(60,278)	8,525

Net increase in cash and cash equivalents	31,160	423
Cash and cash equivalents at beginning of period	9,177	8,680

Cash and cash equivalents at end of period	$40,337	$9,103

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued

($ in thousands)

	Nine Months Ended September 30,
	2008	2007
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$20,067	$22,146

Cash received during the period for income tax recoveries	$4,071	$—

Noncash transactions:
Foreclosed assets acquired in settlement of loans	$11,526	$5,649

Accumulated other comprehensive loss, net change in unrealized loss on securities available for sale, net of deferred tax asset valuation allowance	$(3,858)	$(572)

Mortgage servicing rights recognized upon sale of loans held for sale	$42	$25

ESOP shares purchased	$—	$183

Transfer from other assets to premises and equipment	$106	$—

Transfer of premises and equipment to other assets	$—	$882

See Accompanying Notes to Condensed Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) Description of Business and Basis of Presentation

Organization. Federal Trust Corporation (“Federal Trust”) is the sole shareholder of Federal Trust Bank (the “Bank”) and Federal Trust Mortgage Company (the “Mortgage Company”). Federal Trust operates as a unitary savings and loan holding company. Federal Trust’s primary business activity is the operation of the Bank and the Mortgage Company. The Bank is a federally-chartered stock savings bank. The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation. The Bank provides a wide range of banking services to individual and corporate customers through its 11 full-service branch offices located in Orange, Seminole, Volusia, Lake and Flagler Counties, Florida. Until April 2008, we operated a residential mortgage company, Federal Trust Mortgage Company, where the Company originated residential mortgage loan, purchased and sold mortgage loans in the secondary market, and serviced residential mortgage loans, including loans in Federal Trust Bank’s loan portfolio. In April 2008, Federal Trust Bank assumed the staff and operations of Federal Trust Mortgage Company.

The condensed consolidated financial statements include the accounts of Federal Trust, the Bank and the Mortgage Company (collectively referred to herein as, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (principally consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2008, and the results of operations and cash flows for the three- and nine-month periods ended September 30, 2008 and 2007. The results of operations for the nine-month period ended September 30, 2008, are not necessarily indicative of the results to be expected for the entire year ending December 31, 2008. These statements should be read in conjunction with the condensed consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Going Concern

If the Company is not able to raise additional capital or sell control of all or part of the Company in a merger or other transaction, management believes that there is substantial doubt about the Company’s and the Bank’s ability to continue as a going concern. The Bank’s operating and capital requirements, the recurring losses due to recent increases in nonperforming loans, declining net interest margin and continuing high levels of operating expenses are contributing factors for this concern. In order to comply with its regulatory capital requirements, the Bank needs to raise substantial additional capital. There is no guarantee that a merger or similar transaction or that sufficient capital will be available at acceptable terms, if at all.

Recent Accounting Pronouncements.

In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 157-3 Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. This FASB Staff Position clarifies the application of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (“SFAS 157”), in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FASB Staff Position is effective upon issuance, including prior periods for which financial statements have not been issued. The Company has used this guidance, along with earlier guidance in the joint press release issued September 30, 2008, by The Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) and FASB that addresses similar SFAS 157 application issues, in preparing the financial statements and related disclosures contained herein.

In May 2008, the FASB issued (SFAS) No. 162 The Hierarch of Generally Accepted Accounting Principals (“SFAS 162”). This statement identifies the sources of accounting principals and the framework for selecting the principals to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principals “GAAP”in the United States. This Statement is effective 60 days following the SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principals. Adoption of SFAS 162 will not be a change in the Company’s current practice and therefore, will not have a material impact on the Company’s consolidated financial condition or the results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). This standard requires enhanced disclosures regarding derivative instruments and hedging activities so as to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS 161 will have no impact on the Company’s financial condition and results of operations.

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

(2) Loans

The components of loans are summarized as follows ($ in thousands):

	At September 30, 2008	At December 31, 2007
	(unaudited)
Residential lending:
Mortgages (1)	$321,496	$359,954
Lot	39,157	39,994
Construction	4,749	21,926

Total residential lending	365,402	421,874

Commercial lending:
Real estate secured	53,987	85,492
Land, development and construction	54,078	73,752
Commercial loans	33,763	15,866

Total commercial lending	141,828	175,110

Consumer loans	141	214

Total loans	507,371	597,198

Add (deduct):
Allowance for loan losses	(21,252)	(13,869)
Net premiums, discounts, deferred fees and costs	2,189	3,033
Loans in process	(15,410)	(23,128)

Loans, net	$472,898	$563,234

(1)	Includes approximately $155,000 and $7.6 million of loans held for sale at September 30, 2008, and December 31, 2007, respectively.

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(2) Loans, Continued

During the third quarter of 2008, we continued to experience weakness in the real estate market throughout Florida and increases in loan delinquencies. As a result, we recorded a provision for loan losses in the 2008 third quarter of $6.1 million. Our loan charge-offs during the 2008 third quarter were $1.7 million, we recognized $344,000 in recoveries from the liquidation of Transland Financial Services, Inc. in settlement of the fraud loss we recognized in 2007. Our allowance for loan losses increased from $13.9 million at December 31, 2007, to $21.3 million at September 30, 2008.

The activity in the allowance for loan losses is as follows ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Balance at beginning of period	$16,557	$10,292	$13,869	$5,098
Provision for loan losses	6,100	5,115	10,265	10,410
Charge-offs	(1,749)	(4,902)	(3,282)	(5,004)
Recoveries	344	1	400	2

Balance at end of period	$21,252	$10,506	$21,252	$10,506

The following is a summary of information regarding nonaccrual and collateral dependent impaired loans ($ in thousands):

	At September 30, 2008	At December 31, 2007
Non-accrual loans	$59,707	$38,223

Accruing loans past due ninety days or more	$—	$—

Recorded investment in impaired loans for which there is a related allowance for loan losses	$16,650	$15,299

Allowance for loan losses related to impaired loans	$(8,138)	$(5,556)
Recorded investment in impaired loans for which there is no related allowance for loan losses	$42,397	$22,903

Net investment in impaired loans	$50,909	$32,646

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Interest income recognized and received on impaired loans	$111	$—	$1,774	$—

Average net recorded investment in impaired loans	$62,393	$20,041	$57,543	$13,076

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(2) Loans, Continued

	September 30, 2008	December 31, 2007
Non-accrual loans:
Residential loans:
Mortgages	$17,150	$4,993
Lot	10,995	6,578
Construction	4,051	7,317

Total residential loans	32,196	18,888

Commercial loans:
Real estate secured	5,662	7,520
Land, development and construction	16,693	11,063
Commercial business	5,124	752

Total commercial loans	27,479	19,335

Consumer loans	32	—

Total non-accrual loans	59,707	38,223

Foreclosed assets	15,590	9,522

Total non-performing assets	$75,297	$47,745

Total non-accrual loans to total loans	11.8%	6.4%

Total non-accrual loans to total assets	9.9%	5.5%

Total allowance for loan losses to total non-accrual loans	35.6%	36.3%

Total non-performing assets to total assets	12.5%	6.9%

Total non-performing assets, which includes non-accrual loans and foreclosed properties, increased from $47.7 million at December 31, 2007, to $75.3 million at September 30, 2008. The increase in non-performing assets during 2008 included net increases of $8.1 million in commercial loans, $13.3 million in residential loans, of which $8.9 million was to foreign national borrowers secured by investment homes in central Florida. Foreclosed properties also increased $6.1 million from December 2007 to September 2008. In addition to our non-performing assets, at September 30, 2008, we had $37.6 million in performing loans that exhibited weakness or concerns and were graded as classified or special mention; this total decreased $19.0 million from $56.6 million at December 31, 2007, due primarily to the loans transferred to non-accrual status and foreclosed properties.

Compared to June 2008, total non-performing assets increased by $6.3 million at September 2008. Residential loans to foreign national borrowers experienced the largest increase of $3.9 million to a total of $11.6 million at the end of September 30, 2008. Non-accruing residential lot loans increased $1.4 million to $11.0 million and non-accruing commercial loans decreased $2.0 million to $27.5 million at September 30, 2008. The decrease in non-accruing commercial loans during the 2008 third quarter was primarily due to a $3.0 million loan on vacant property that was transferred to foreclosed assets. This loan was also the primary reason for the increase in foreclosed assets from $12.2 million at June 30, 2008, to $15.6 million at September 30, 2008.

The increase in non-performing assets during the 2008 third quarter reflects the continuing weakness in the real estate market. The Bank completed foreclosure on 15 properties during the quarter for a total of $4.4 million, including the $3.0 million loan noted above. Partially offsetting these additions to the foreclosed properties was the sales of 11 residential properties totaling $1.1 million. Throughout 2008, the Bank has been actively engaged in the resolution efforts relating to problem assets. During the year, loan originations have decreased and our total loan portfolio has been reduced $90.3 million to $507.4 million.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(3) Deferred Tax Asset

Federal Trust Corporation assessed the loss and trends over the prior six quarters and the estimated future earnings of the Company, and determined that it is more likely than not that the deferred tax asset may not be realized. Accordingly, a valuation allowance of $16.7 million has been recorded on the deferred tax asset as of September 30, 2008. Accordingly, the Company recognized no income tax benefit for the loss incurred during the three months ended September 30, 2008.

(4) Regulatory Capital

The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at September 30, 2008, of the Bank’s actual capital on a percentage basis and the regulatory capital requirements for a financial institution to be classified as adequately capitalized or well capitalized. As a result of the 2008 third quarter loss and the failure to successfully complete the sale of additional common stock, the Bank’s capital ratios at September 30, 2008, fell below the level to satisfy minimum adequate capital requirements for regulatory capital purposes.

	Actual	For Minimum Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions
Total capital to risk-weighted assets	6.30%	8.00%	10.00%

Tier I capital to risk-weighted assets	3.36%	4.00%	6.00%

Tier I capital to total assets-leverage ratio	5.03%	4.00%	5.00%

(5) Loss Per Share of Common Stock

The Company follows the provisions of SFAS No. 128, Earnings Per Share (“SFAS No. 128”). SFAS No. 128 provides accounting and reporting standards for calculating loss per share. Basic loss per share of common stock has been computed by dividing the net loss for the period by the weighted-average number of shares outstanding. Shares of common stock purchased by the Company’s Employee Stock Ownership Plan (“ESOP”) are considered outstanding when the shares are allocated to participants. Diluted loss per share is computed by dividing net loss by the weighted-average number of shares outstanding including the dilutive effect of stock options computed using the treasury stock method and the restricted stock units. Outstanding stock options and restricted stock units are not considered dilutive securities for the three- and nine-month periods ended September 30, 2008 and 2007, due to the net loss incurred by the Company.

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(5) Loss Per Share of Common Stock, Continued

The following table presents the calculation of basic and diluted loss per share for the three- and nine-month periods ending September 30, 2008 and 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Weighted-average shares outstanding before adjustment for unallocated ESOP shares	9,436	9,418	9,436	9,399
Adjustment to reflect the effect of unallocated ESOP shares	(42)	(51)	(42)	(42)

Weighted-average shares outstanding for basic earnings per share	9,394	9,367	9,394	9,357

Basic loss per share	$(1.09)	$(.65)	$(2.27)	$(1.01)

Total weighted-average shares outstanding for basic earnings per share computation	9,394	9,367	9,394	9,357
Additional dilutive shares using the average market value for the period utilizing the treasury stock method regarding stock options	—	—	—	—

Weighted-average shares and equivalents outstanding for diluted earnings per share	9,394	9,367	9,394	9,357

Diluted loss per share	$(1.09)	$(.65)	$(2.27)	$(1.01)

(6) Stock Compensation Plans

The Company has three stock benefit plans. The Key Employee Stock Compensation Program (the “Employee Plan”) is authorized to issue up to 10% of the issued shares up to a maximum of 1,020,000 shares through the exercise of incentive stock options, compensatory stock options, stock appreciation rights or performance shares. All awards granted under the Employee Plan have been incentive stock options. These options have five to ten year terms and vest over various terms up to five years. At September 30, 2008, the Company had 432,417 options available for future grants under the Employee Plan.

The Directors’ Stock Option Plan (the “Directors’ Plan”) is authorized to issue up to 141,337 shares through the exercise of stock options. All options granted under the Directors’ Plan have five to ten-year terms, and vest over various terms up to five years. At September 30, 2008, the Company had 29,680 options available for future grants under the Directors’ Plan.

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

Options are granted to certain employees and directors at a price equal to the market value of the stock on the dates the options were granted. In accordance with SFAS No. 123, Share-Based Payment (“SFAS 123(R)”), the fair value of each option is amortized using the straight-line method over the requisite service period of each option. We have estimated the fair value of all option awards as of the grant date by applying the Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of compensation expense. There were no stock options issued during the third quarter of 2007 or 2008. The weighted average amounts for key assumptions used in determining the fair value of options granted during the nine-months ended September 30, 2008 and 2007 are as follows:

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Expected stock price volatility	32.67%	47.95%
Risk-free interest rate	2.64%	4.66%
Weighted average expected life in years	4.0	6.5
Expected dividend yield	0.00%	1.58%
Per share weighted-average grant date fair value of options issued during the period	$0.64	$4.66

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

A summary of stock option transactions for the nine-month period ended September 30, 2008, follows: ($ in thousands, except per share data):

	Number of Options	Weighted Avg. Per Option Exercise Price	Weighted Avg. Remaining Contract Term (in years)	Aggregate Intrinsic Value
Options Under the Employee Plan:

Outstanding at December 31, 2007	374,283	$7.87
Options exercised	—	—
Options forfeited	(205,716)	$9.46

Outstanding at September 30, 2008	168,567	$5.94	4.18	$—

Exercisable at September 30, 2008	79,611	$7.50	4.36	$—

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(6) Stock Compensation Plans, Continued

	Number of Options	Weighted Avg. Per Option Exercise Price	Weighted Avg. Remaining Contract Term (in years)	Aggregate Intrinsic Value
Options Under the Directors’ Plans: (includes the Directors’ Plan and the 2005 Directors’ Plan)

Outstanding at December 31, 2007	144,146	$7.17
Options granted	5,000	$2.15
Options forfeited	(35,292)	$4.98

Outstanding at September 30, 2008	113,854	$7.62	8.77	$—

Exercisable at September 30, 2008	46,054	$7.13	5.20	$—

As of September 30, 2008, the Company had 156,756 nonvested options outstanding resulting in approximately $222,000 of total unrecognized compensation expense related to these nonvested options. This expense is expected to be recognized monthly over the related vesting periods using the straight-line method through December 2011.

A summary of the Restricted Stock Unit transactions follows:

Number of Units
Restricted Stock Units under the 2005 Directors’ Plan:

Outstanding at December 31, 2007	11,815

Stock unit dividends earned	—
Stock units forfeited	—
Stock issued	—

Outstanding at September 30, 2008	11,815

A summary of the status of the Company’s nonvested restricted stock units as of December 31, 2007, and changes during the nine-months ended September 30, 2008, is presented below:

Nonvested Shares	Number of Units	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2007	6,471	$10.54
Dividends credited	—	—
Forfeited	—	—
Vested	(774)	$11.26

Nonvested at September 30, 2008	5,697	$10.12

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(7) Fair Value Measurements

In the first quarter of 2008, we adopted SFAS No. 157, for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This standard does not apply measurements related to share-based payments.

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

•

Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities that are not active; and model-driven valuations whose inputs are observable or whose significant value drivers are observable. Valuations may be obtained from, or corroborated by, third-party pricing services.

•

Level 3: Unobservable inputs to measure fair value of assets and liabilities for which there is little, if any market activity at the measurement date, using reasonable inputs and assumptions based upon the best information at the time, to the extent that inputs are available without undue cost and effort.

Our listing of financial assets and liabilities subject to fair value measurements on a recurring basis are as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	Fair Value as of 9/30/08	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$32,906	$—	$30,600	$2,306
Loans Held for Sale	155	—	155	—

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(7) Fair Value Measurements

The fair values of our securities available for sale are determined by a third-party pricing service utilizing various methods dependent upon the specific type of investment.

•

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is provided by independent third-party pricing services based upon quoted prices, if available. If quoted prices are not available, fair values are obtained from independent third party pricing services using computerized models or indicative values provided by their trading desk. Level 2 securities include government sponsored agency notes, collateralized mortgage obligations, corporate debt securities, and municipal bonds. Level 3 securities are asset-backed securities and other investments priced using computerized models heavily influenced by unobservable inputs or consensus pricing heavily influenced by unobservable inputs provided by the trading desk at our independent third-party pricing service.

•

Loans held for sale: Loans held for sale are carried at the lower of cost or market value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios or loans with similar characteristics. As such, the Company classifies loans subjected to nonrecurring fair value adjustments as Level 2.

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2008 (in thousands):

Three months ended September 30, 2008:

Available- For-Sale Securities
Balance, July 1, 2008	$3,635
Included in earnings	—
Included in other comprehensive income	(1,328)
Purchases, issuances and settlements	(1)
Transfers in to (out of) Level 3	—

Balance, September 30, 2008	2,306

Nine months ended September 30, 2008:

Available- For-Sale Securities
Balance, January 1, 2008	$4,784
Included in earnings	—
Included in other comprehensive income	(2,475)
Purchases, issuances and settlements	(3)
Transfers in to (out of) Level 3	—

Balance, September 30, 2008	2,306

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(7) Fair Value Measurements, Continued

Our listing of assets and liabilities subject to carrying value measurements on a non-recurring basis are as follows (in thousands):

		Carrying Value at September 30, 2008			Total losses included in operations as of Sept. 30, 2008
	Carrying Value as of Sept. 30, 2008	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$50,909	$—	$—	$50,909	$6,999

SFAS No. 157 applies to loans measured for impairment using the practical expedients permitted by SFAS 114, Accounting by Creditors for Impairment of a Loan, including impaired loans measured by an observable market price or at the fair value of the loans collateral if the loan is collateral dependent. If a loan is determined to be collateral dependent, the fair value of the collateral is determined by appraisals or independent valuation adjusted for costs related to the liquidation of the collateral.

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

As of September 30, 2007, $2.5 million of proceeds from sales of loans transferred to loans held for sale were incorrectly reported on the Condensed Consolidated Statement of Cash Flows as net cash flows from operating activities rather than net cash flows from investing activities as required by generally accepted accounting standards in the United States of America. These loan sale proceeds were reclassified to cash flows from investing activities for the nine months ended September 30, 2008. This change did not affect the previously reported amount of net decrease in cash and cash equivalents.

(10) Subsequent Events

On November 3, 2008 Federal Trust announced that on October 29, 2008, it received notice from the staff of the NYSE Alternext US (the “Exchange”) indicating the Exchange’s intent to delist Federal Trust common stock from the Exchange. The letter from the Exchange indicated that Federal Trust no longer complies with the Exchange’s continued listing standards. Specifically, the staff of the Exchange determined that Federal Trust is in violation of Section 1003(a)(iv) of the NYSE Alternext US LLC Company Guide (the “Company Guide”). The letter noted the issues raised by the Cease and Desist Order that has previously been issued to Federal Trust by the Office of Thrift Supervision, as well as Federal Trust’s inability to raise capital by the September 30, 2008 deadline previously established by the Office of Thrift Supervision. The Exchange has also determined that Federal Trust has become subject to Section 1002(b) of the Company Guide, which states that the Exchange will consider removal from listing of a security when, in the opinion of the Exchange, “it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make further dealings on the Exchange inadvisable.”

Federal Trust does not intend to appeal the Exchange’s intention to delist the common stock from the Exchange, will seek to have one or more market makers quote the common stock for trading through the OTC Bulletin Board or the “Pink Sheets.”

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

Allowance for Loan Losses

While we did not change our methodology for calculating the adequacy of the allowance for loan losses in 2008, we added $7.4 million to the allowance during the first nine months of 2008 due to the continuing weakness in the Florida real estate market and the increases in our past due and non-accrual loans.

The activity in the allowance for loan losses is as follows ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Balance at beginning of period	$16,557	$10,272	$13,869	$5,098
Provision for loan losses	6,100	5,115	10,265	10,410
Charge-offs	(1,749)	(4,902)	(3,282)	(5,004)
Recoveries	344	1	400	2

Balance at end of period	$21,252	$10,506	$21,252	$10,506

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

At September 30, 2008, the allowance for loan losses was $21.3 million, or 35.6% of non-performing loans and 4.19% of total loans outstanding at that date. At December 31, 2007, the allowance for loan losses was $13.9 million, or 36.3% of non-performing loans and 1.72% of total loans outstanding at that date. The allowance at September 30, 2008, consisted of reserves for performing loans in the portfolio and reserves against certain impaired loans based on management’s evaluation of these individual loans.

Weakening economic conditions in the residential real estate sector have adversely affected, and may continue to adversely affect our loan portfolio. Our percentage of non-performing assets relating to total assets, continued to increase in 2008 to 12.5% at September 30, 2008, as compared to 6.9% at December 31, 2007. If loans that are currently non-performing further deteriorate or loans that are currently performing become non-performing loans, we may need to increase our allowance for loan losses. Such an increase would have an adverse impact on our financial condition and results of operations.

Based on our analysis, management believes that the allowance for loan losses was adequate to absorb estimated loan losses inherent in the loan portfolio at September 30, 2008. Actual results could differ from these estimates. However, since the allowance is affected by management’s judgments and uncertainties, there is the likelihood that materially different amounts would be reported under different conditions or assumptions. To the extent that the economy, collateral values, reserve factors or the nature and volume of problem loans change, we may need to adjust the provision for loan losses. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance level based upon their judgment of the information available to them at the time of their examination. As we experienced in the nine months of 2008, material additions to our provision for loan losses for the remainder of the year could result in an increase in our operating losses and adversely effect capital.

Liquidity and Capital Resources

Like other financial institutions, we must ensure that sufficient funds are available to meet deposit withdrawals, loan commitments, investment needs and expenses. Control of our cash flow requires the anticipation of deposit flows and loan payments. Our primary sources of funds are deposits accounts, principal and interest payments on loans, maturities and calls of investment securities and sales of loans and investments. Historically, we have also relied on brokered deposits and Federal Home Loan Bank advances as funding sources, but we currently have no ability to renew, replace or accept brokered deposits without the prior approval of the Federal Deposit Insurance Corporation. In addition, we are not able to draw additional advances from the Federal Home Loan Bank.

We require funds in the short-term to finance ongoing operating expenses, pay liquidating deposits, and originate loans. We have changed our business strategy from purchasing pools of loans to focusing on originating in-market retail and small business loans to transition our asset and liability mix to that of a traditional community bank and to reduce our reliance on wholesale funding sources, such as brokered deposits and Federal Home Loan Bank advances. We believe this focus will build core relationships with our deposit and loan customers. As such, in the short-term, we anticipate our cash flow requirements for in-market retail and business loan originations to be less than the cash used historically for purchases of pooled residential real estate loans.

On August 7, 2008, we received conditional approval from the Federal Deposit Insurance Corporation (“FDIC”) to replace up to $25.2 million of the $30.2 million of brokered deposits maturing through November 30, 2008. The FDIC approval was contingent upon the Bank maintaining its regulatory capital ratios above the minimum threshold for capital adequacy. At September 30, 2008, the Bank’s capital ratio fell below the adequately capitalized level so we will not be able to renew or extend any additional brokered deposits until the capital level is raised above the minimum amount required and a new waiver is received from the FDIC. As of September 30, 2008, we had a total of $33.5 million of brokered deposits. The following table sets forth the maturities of those deposits ($ in thousands):

Maturity Date	Amount
November 28, 2008	$5,013
March 5, 2009	5,000
April 22, 2009	3,004
May 29, 2009	2,364
August 11, 2009	1,500
November 30, 2009	12,000
June 15, 2010	4,599

$33,480

Long-term funds are required to invest in loans for our portfolio, purchase fixed assets and provide for the liquidation of deposits maturing in the future. Long-term funding requirements are obtained from principal payments from maturing loans and investments, and the sale of loans investments. We have no plans to significantly change long-term funding requirements.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing and investing activities during any given period. At September 30, 2008, cash and cash equivalents totaled $40.3 million. Also, at September 30, 2008, we had investment securities with a market value of $10.1 million held at a correspondent bank that were available to secure short-term borrowings. In addition, principal and interest payments on loans will also be used for our short-term funding needs to cover shortfalls in the event our operating cash flows are not sufficient to satisfy short-term emergencies, such as significant withdrawals of customer deposits.

During the nine months ended September 30, 2008, our sources of funds came primarily from net loan principal repayments of $56.0 million, proceeds from the sale of loans of $12.1 million, proceeds from the sale and repayments of securities of $17.3 million and an increase of $9.5 million in Federal Home Loan Bank advances.

We used $71.0 million for brokered and other deposit maturities and withdrawals and $31.2 million was retained in cash and cash equivalents for liquidity purposes. Management believes that, over the next 12 months, funds will primarily be obtained from deposit growth and principal and interest payments on loans.

At September 30, 2008, loans-in-process, or closed loans scheduled to be funded over a future period of time, totaled $15.4 million. Available lines of credit totaled $12.1 million, and standby letters of credit totaled $831,000. Funding for these amounts is expected to be provided by the sources described above (other than Federal Home Loan Bank advances).

For the month of September 2008, Federal Trust Bank’s average liquidity ratio was 9.19%. This ratio is generally calculated by dividing average cash and other short-term investment securities by average borrowings and savings accounts. Federal Trust Bank’s 11 Central Florida branches are expected to generate deposits along with loan principal and interest payments to provide liquidity for new loan originations and other investments. The Asset/Liability Management Committee meets regularly and reviews liquidity levels to ensure that funds are available as needed.

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

A summary of the amounts of the Company’s financial instruments with off-balance-sheet risk at September 30, 2008, follows ($ in thousands):

Contract Amount
Commitments to extend credit	$—

Unused lines of credit	$12,114

Standby letters of credit	$831

Loans in process	$15,409

Management believes the Company has adequate resources to fund its commitments. At September 30, 2008, the Company had approximately $240.8 million in time deposits maturing in one year or less. Management also believes that, if so desired, it can adjust the rates on time deposits to retain or obtain new deposits in a changing interest rate environment.

The following tables set forth the average balance sheets, the total dollar amount of interest income and expense and the resulting average yields for the periods indicated ($ in thousands):

	Three Months Ended September 30,
	2008			2007
	Average Balance	Interest	Average Yield/ Cost (7)	Average Balance	Interest	Average Yield/ Cost (7)
Interest-earning assets:
Loans (1)	$517,980	$6,370	4.92%	$604,602	$9,729	6.44%
Securities	38,224	534	5.59	63,445	801	5.05
Other interest-earning assets (2)	42,164	244	2.31	10,702	176	6.58

Total interest-earning assets	598,368	7,148	4.78	678,749	10,706	6.31

Other noninterest-earning assets	33,073			43,480

Total assets	$631,444			$722,229

Noninterest-bearing demand deposits	$13,102			$12,260
Interest-bearing liabilities:
Interest-bearing demand and money-market deposits	110,085	643	2.34	126,365	1,359	4.30
Savings deposits	2,610	4	0.61	2,780	11	1.58
Time deposits	307,756	3,322	4.32	333,630	4,346	5.21

Total deposit accounts	433,553	3,969	3.66	475,035	5,716	4.81
FHLB advances and other borrowings (3)	169,244	1,811	4.28	188,682	2,239	4.75

Total interest-bearing liabilities (4)	589,695	5,780	3.92	651,457	7,955	4.88

Other noninterest-bearing liabilities	12,784			7,338
Stockholders’ equity	15,860			51,174

Total liabilities and stockholders’ equity	$631,441			$722,229

Net interest/dividend income		$1,368			$2,751

Net interest margin (5)			0.91%			1.62%

Interest-rate spread (6)			0.86%			1.42%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.01			1.04

(1)	Includes nonaccrual loans.
(2)	Includes Federal Home Loan Bank stock and interest-earning deposits.
(3)	Includes Federal Home Loan Bank advances, other borrowings and junior subordinated debentures.
(4)	Total interest-bearing liabilities exclude noninterest-bearing demand deposits.
(5)	Net interest margin is annualized net interest income divided by average interest-earning assets.
(6)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(7)	Annualized

	Nine Months Ended September 30,
	2008			2007
	Average Balance	Interest	Average Yield/ Cost (7)	Average Balance	Interest	Average Yield/ Cost (7)
Interest-earning assets:
Loans (1)	$530,254	$21,582	5.43%	$601,693	$29,132	6.46%
Securities	40,330	1,734	5.73	63,789	2,463	5.15
Other interest-earning assets (2)	40,251	884	2.93	10,633	519	6.51

Total interest-earning assets	610,835	24,200	5.28	676,115	32,114	6.33

Other noninterest-earning assets	42,262			42,504

Total assets	$653,097			$718,619

Noninterest-bearing demand deposits	$13,697			$12,474
Interest-bearing liabilities:
Interest-bearing demand and money-market deposits	116,619	2,400	2.74	121,620	3,571	3.91
Savings deposits	2,517	12	0.64	2,916	36	1.65
Time deposits	310,654	10,780	4.63	335,363	13,052	5.19

Total deposit accounts	443,487	13,192	3.97	472,373	16,659	4.70
FHLB advances and other borrowings (3)	169,889	5,479	4.30	186,084	6,406	4.59

Total interest-bearing liabilities (4)	599,679	18,671	4.15	645,983	23,065	4.76

Other noninterest-bearing liabilities	12,544			7,366
Stockholders’ equity	27,177			52,796

Total liabilities and stockholders’ equity	$653,097			$718,619

Net interest/dividend income		$5,529			$9,049

Net interest margin (5)			1.21%			1.78%

Interest-rate spread (6)			1.13%			1.57%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.02			1.05

(1)	Includes nonaccrual loans.
(2)	Includes Federal Home Loan Bank stock and interest-earning deposits.
(3)	Includes Federal Home Loan Bank advances, other borrowings, junior subordinated debentures and capital lease obligation.
(4)	Total interest-bearing liabilities exclude noninterest-bearing demand deposits.
(5)	Net interest margin is annualized net interest income divided by average interest-earning assets.
(6)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(7)	Annualized

Comparison of Financial Condition at September 30, 2008 and December 31, 2007

Total assets at September 30, 2008 were $601.7 million, a decrease of $88.6 million, or 13%, from $690.3 million at December 31, 2007. This decrease in total assets during 2008 was part of our strategy to improve our liquidity and shrink the balance sheet due to our operating losses and the need to strengthen our regulatory capital ratios, combined with our efforts to change our asset/liability mix through a reduction in wholesale loan purchases and borrowed funds. Our portfolio of securities available for sale decreased by $19.5 million, or 37%, to $32.9 million at September 30, 2008, from $52.4 million at December 31, 2007. Total loans declined $90.3 million, or 16%, to $472.9 million at September 30, 2008, from $563.2 million at December 31, 2007. Residential mortgage loans and residential construction loans declined $38.5 million and $17.2 million, or 11% and 78%, respectively, from December 31, 2007. In addition, commercial real estate secured loans and land, development and construction loans declined $31.5 million and $19.7 million, or 37% and 27%, respectively, while commercial loans increased $17.9 million or 113% from December 31, 2007. The primary cause of the change in balances within the commercial loan portfolio is the result of the reclassification of certain individual loans to more accurately reflect the current classification of loans which comprise the portfolio. The funds provided by the sales and payoffs of loans and investments were used to repay brokered deposits and increase our liquidity. Cash and cash equivalents increased from $9.2 million at December 31, 2007 to $40.3 million at September 30, 2008.

Total deposits at September 30, 2008 were $410.7 million, a decrease of $71.0 million, or 15%, from $481.7 million at December 31, 2007. This decrease was primarily the result of a $46.2 million, or 58%, decrease in interest-bearing demand deposits from $80.3 million at December 31, 2007, to $34.1 million at September 30, 2008. Time deposits declined $31.3 million, or 10%, to $296.2 million at September 30, 2008, from $327.5 million at December 31, 2007, primarily due to $45.1 million in brokered deposits that matured and were not renewed. Federal Home Loan Bank advances increased $9.5 million, or 6%, during 2008 to $161.5 million at September 30, 2008. Total stockholders’ equity decreased $29.8 million in 2008 due primarily to the $26.0 million loss for the nine months ended September 30, 2008.

Comparison of the Three-Month Periods Ended September 30, 2008 and 2007

General. The Company had a net loss for the three-month period ended September 30, 2008, of $10.2 million, or $1.09 per basic and fully diluted share, compared to a net loss of $6.1 million or $.65 per basic and fully diluted share for the same period in 2007. The loss for the three months ended September 30, 2008, is primarily attributable to a $6.1 million provision for loan losses, together with interest income foregone as a result of the increase in nonperforming loans and the $1.3 million write-off of the costs associated with our unsuccessful efforts to raise additional equity capital.

Interest Income. Interest income decreased $3.6 million to $7.1 million for the 2008 third quarter, from $10.7 million for the quarter ended September 30, 2007. The decrease in interest income was primarily due to a decrease in market interest rates from the third quarter of 2007 to the third quarter of 2008, foregone interest on non-performing loans for the three months ended September 30, 2008 and a decrease in average interest-earning assets. The average yield on earning assets for the third quarter of 2008 was 4.78%, compared to 6.31% for the 2007 third quarter. Similarly, the average balance of interest-earning assets decreased to $598.4 million from $678.7 million.

Interest Expense. Interest expense decreased $2.2 million, or 27%, due to a decrease in the average rate paid on interest-bearing liabilities from 4.88% in the quarter ending September 2007 to 3.92% for the 2008 third quarter. In addition, average interest bearing liabilities decreased from $651.5 million for the 2007 third quarter to $589.7 million for the third quarter of 2008.

Provision for Loan Losses. A provision for loan losses is charged to operations based upon management’s evaluation of the loan portfolio. During the quarter ended September 30, 2008, the Bank recorded a provision for loan losses of $6.1 million based on its evaluation of the loan portfolio, compared to a provision of $5.1 million for the same period in 2007. The provision for the 2008 third quarter was due to the decline in real estate collateral values and an increase in nonaccrual loans.

Comparison of the Three-Month Periods Ended September 30, 2008 and 2007, Continued

Other Income. Other income increased 39% to $424,000 for the quarter ended September 30, 2008, from $305,000 for the 2007 third quarter due primarily to $139,000 in losses on the sale of securities available for sale recognized during the third quarter of 2007 compared to no sales of securities available for sale during the third quarter of 2008.

Other Expenses. Total other expenses for the 2008 third quarter were $5.9 million, down $1.9 million, or 24%, from the third quarter of 2007. The decrease was primarily due to a $2.8 million decrease in employee compensation and benefits during the 2008 third quarter, compared to the third quarter of 2007 partially offset by $1.3 million in costs associated with the stock offering that was terminated during the quarter. The large decline in employee compensation is primarily the result of recognizing a $2.6 million charge associated with the termination of a former Chief Executive Officer during the third quarter of 2007, along with staff reductions during 2008. Other increases in operating expenses during the 2008 third quarter compared to the second quarter of 2007 were, a $252,000 increase in the Bank’s FDIC insurance premium, an $128,000 increase in occupancy expense resulting from our two new branches opened in the second half of 2007, and a $340,000 increase in expenses related to legal and foreclosure costs associated with our problem asset resolution efforts.

Income Taxes. The Company established a valuation allowance for the full amount of the deferred tax asset of $9.1 million as of March 31, 2008, and therefore recognized no tax benefit relating to the operating loss for the three-months ended September 30, 2008. For the 2008 third quarter, the tax benefit was offset by a $1.6 million addition to the valuation allowance on our deferred tax assets because management believes that it is more likely than not that the Company will not have sufficient future earnings to realize the deferred tax asset. A tax benefit of $3.8 million (an effective rate of 38.5%) was recognized during the same period in 2007.

Comparison of the Nine-Month Periods Ended September 30, 2008 and 2007

General. The Company had a net loss for the nine-month period ended September 30, 2008, of $26.0 million, or $2.27 per basic and diluted share, compared to a net loss of $9.5 million, or $1.01 per basic and diluted share, for the same period in 2007. The 2008 loss was the result of a $16.7 million valuation allowance on our deferred tax asset due to our assessment that it is more likely than not that the Company will not have sufficient future earnings to realize the deferred tax asset. Also included in the 2008 nine-month loss, was a $10.3 million provision for loan losses and interest income foregone as a result of the increase of $33.2 million in non-performing assets from $42.1 million at September 30, 2007 to $75.3 million at September 30, 2008.

Interest Income. Interest income decreased by $7.9 million or 25% to $24.2 million for the nine-month period ended September 30, 2008, from $32.1 million for the same period in 2007. Interest income on loans decreased $7.6 million or 26% to $21.6 million in 2008 from $29.1 million in 2007, as a result of a decrease in the average yield earned on loans from 6.46% for the nine-month period ended September 30, 2007, to 5.43% for the comparable period in 2008 and the negative effect of the $59.7 million of non-accrual loans at September 30, 2008, in addition to a decrease in the average amount of loans outstanding from $601.7 million in 2007 to $530.3 million in 2008. Interest income on securities decreased by $729,000 for the nine-month period ended September 30, 2008, from the same period in 2007, primarily as a result of a decrease in the average balance of securities owned partially offset by an increase in the average yield. Interest income on other interest-earning assets increased $365,000 to $884,000 from $519,000 primarily as a result of an increase in average balances of our short-term liquid assets from $10.6 million for the nine-month period ended September 30, 2007, to $40.3 million for the comparable period in 2008. Management expects the rates earned on the portfolio to fluctuate with general market conditions.

Interest Expense. Interest expense decreased by $4.4 million or 19% during the nine-month period ended September 30, 2008, compared to the same period in 2007. Interest on deposits decreased $3.5 million or 21% to $13.2 million in 2008 from $16.7 million in 2007, as a result of a decrease in the average cost of deposits from 4.70% for the nine-month period ended September 30, 2007, to 3.97% for the comparable period in 2008 and a decrease in average deposits outstanding from $472.4 million in 2007 to $443.5 million in 2008. Interest on other borrowings decreased to $5.5 million in 2008 from $6.4 million in 2007, primarily as a result of a decrease in the average balance of other borrowings from $186.1 million for the nine-month period ended September 30, 2007 to $169.9 million for the comparable 2008 period and a decrease in the average rate paid on other borrowings from 4.76% in 2007 to 4.15% in 2008.

Provision for Loan Losses. During the nine months ended September 30, 2008, a $10.3 million provision for loan losses was recorded, compared to $10.4 million recorded for the same period in 2007. The allowance for loan losses at September 30, 2008, was $21.3 million or 4.19% of total loans outstanding, up from $10.5 million, or 1.72% of total loans outstanding at September 30, 2007. The increase in the provision for loan losses was due to the continuing weakness in the Florida real estate market and the increases in our past due and non-accrual loans.

Comparison of the Nine-Month Periods Ended September 30, 2008 and 2007, Continued

Other Income. Other income increased $158,000, or 13%, from the nine-month period ended September 30, 2007, to the same period in 2008. The increase in other income was primarily due to an increase of $106,000 in gains on sales of loans, a $110,000 increase in gains on sales of securities available for sale, a $51,000 increase in cash surrender values of life insurance policies and a $51,000 increase in service charges and fees, partially offset by a decrease in other income of $190,000, primarily caused by lower mortgage loan origination volumes and a decline in mortgage prepayment fees.

Comparison of the Three-Month Periods Ended September 30, 2008 and 2007, Continued

Other Expense. Other expense decreased $303,000, or 2%, to $15.2 million for the nine-month period ended September 30, 2008, from $15.5 million for the same period in 2007. The decline in other expense was primarily the result of a decline of $3.0 million or 34% in employee compensation and benefits to $5.8 million in 2008, from $8.8 million in 2007, primarily the result of recognizing a $2.6 million charge associated with the termination of a former Chief Executive Officer during the nine months ended September 30, 2007. In addition, during the third quarter 2007, the Company recognized a $749,000 other-than-temporary charge to adjust for the market value decline on a single investment security. These savings were partially offset by $1.3 million in costs associated with the proposed stock offering terminated in August 2008, which we recognized during the third quarter of 2008. Other year-over-year expense growth was due to an increase in our deposit insurance premium of $846,000; net losses and writedowns on foreclosed assets of $644,000; occupancy expense of $403,000; foreclosure related expenses of $334,000; professional fees of $252,000; data processing of $103,000.

Income Taxes. The Company’s consolidated tax position resulted in a tax expense of $7.5 million for the nine months ending September 30, 2008, compared to a benefit of $6.1 million (an effective rate of 39.3%) for the same period in 2007. Included in the tax expense for the first nine months of 2008, was an $16.7 million valuation allowance on our deferred tax assets because management believes it is more likely than not that the Company will not have sufficient future earnings to realize the deferred tax asset.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable, as the Company is a smaller reporting company.

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

Our Expenses Will Increase as a Result of Increases in FDIC Insurance Premiums

The Federal Deposit Insurance Corporation (“FDIC”) imposes an assessment against institutions for deposit insurance. This assessment is based on the risk category of the institution and ranges from five to 43 basis points of the institution’s deposits. Federal law requires that the designated reserve ratio for the deposit insurance fund be established by the FDIC at 1.15% to 1.50% of estimated insured deposits. If this reserve ratio drops below 1.15% or the FDIC expects it to do so within six months, the FDIC must, within 90 days, establish and implement a plan to restore the designated reserve ratio to 1.15% of estimated insured deposits within five years (absent extraordinary circumstances).

Recent bank failures coupled with deteriorating economic conditions have significantly reduced the deposit insurance fund’s reserve ratio. As of June 30, 2008, the designated reserve ratio was 1.01% of estimated insured deposits at March 31, 2008. As a result of this reduced reserve ratio, on October 16, 2008, the FDIC published a proposed rule that would restore the reserve ratios to its required level. The proposed rule would raise the current deposit insurance assessment rates uniformly for all institutions by seven basis points (to a range from 12 to 50 basis points) for the first quarter of 2009. The proposed rule would also alter the way the FDIC calculates federal deposit insurance assessment rates beginning in the second quarter of 2009 and thereafter.

Under the proposed rule, the FDIC would first establish an institution’s initial base assessment rate. This initial base assessment rate would range, depending on the risk category of the institution, from 10 to 45 basis points. The FDIC would then adjust the initial base assessment (higher or lower) to obtain the total base assessment rate.

The adjustments to the initial base assessment rate would be based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits. The total base assessment rate would range from eight to 77.5 basis points of the institution’s deposits. There can be no assurance that the proposed rule will be implemented by the FDIC or implemented in its proposed form.

In addition, the Emergency Economic Stabilization Act of 2008 (EESA) temporarily increased the limit on FDIC insurance coverage for deposits to $250,000 through December 31, 2009, and the FDIC took action to provide coverage for newly issued senior unsecured debt and non-interest bearing transaction accounts in excess of the $250,000 limit, for which institutions will be assessed additional premiums.

These actions will significantly increase the Company’s non-interest expense in 2009 and in future years as long as the increased premiums are in place.

Our common stock was recently delisted from trading on the New York Stock Exchange. An active and liquid trading market for the stock may not develop.

Effective November 11, 2008, our common stock was delisted from trading on the New York Stock Exchange. An active market for the stock is not expected to exist. If a market in our stock does not develop, shareholders wishing to sell will be required to seek out willing buyers and negotiate a transaction price for each sale. This may make it difficult to buy or sell the stock, which may negatively affect the price of the stock or cause significant volatility in the price of our stock.

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

FEDERAL TRUST CORPORATION
(Registrant)

Date: November 14, 2008	By:	/s/ Dennis T. Ward
Dennis T. Ward
President and Chief Executive Officer

Date: November 14, 2008	By:	/s/ Gregory E. Smith
Gregory E. Smith
Executive Vice President and Chief Financial Officer