Form 10-K
period 2008-12-31
FEDERAL TRUST CORP
filed 2009-06-12
CIK 842640

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal ended December 31, 2008.

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from                      to                     .

Commission file number: 001-31724.

FEDERAL TRUST CORPORATION

(Exact name of registrant as specified in its charter)

Florida	59-2935028
(State or other jurisdiction of Identification No.)	(I.R.S. Employer incorporation or organization)

312 West 1st Street Sanford, Florida	32771
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (407) 323-1833

Securities registered pursuant to Section 12(b) of the Act: None

Title of Each Class	Name of Each Exchange on Which Registered

Securities registered pursuant to Section 12(g) of the Act: Common stock, par value $0.01 per share

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

YES  ☐    NO  ☒

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).

YES  ☐    NO  ☐

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

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES  ☐    NO  ☒

The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant (8,730,132 shares) on June 30, 2008, was approximately $4,365,000. The closing price of Registrant’s common stock on June 30, 2008 was $0.50 per share.

The number of shares outstanding of the Registrant’s common stock, as of May 31, 2009 was 9,436,305 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions and real estate values, either nationally or in our market areas, that are worse than expected;

•	competition among depository and other financial institutions;

•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•	adverse changes in the securities markets;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the Financial Accounting Standards Board;

•	the risk that the merger (the “Merger”) with a subsidiary of The Hartford Financial Services Group, Inc. (“The Hartford”) will not be consummated in a timely manner, if at all; and

•

conditions to the closing of the Merger may not be satisfied or the Agreement and Plan of Merger, dated as of November 14, 2008, by and between The Hartford, FT Acquisition Corporation and Federal Trust Corporation may be terminated prior to closing.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Please see “Risk Factors.”

PART I

ITEM 1.	BUSINESS

General

Federal Trust Corporation is a Florida corporation that was organized in February 1989 for the purpose of becoming the unitary savings and loan holding company of Federal Trust Bank, a federally-chartered stock savings bank. Federal Trust Corporation’s primary operating subsidiary is Federal Trust Bank. Federal Trust Corporation has also issued trust preferred securities through another subsidiary, Federal Trust Statutory Trust I. As a savings and loan holding company, Federal Trust Corporation has greater flexibility than Federal Trust Bank to diversify and expand its business activities, either through newly formed subsidiaries or through acquisitions. At December 31, 2008, Federal Trust Corporation had consolidated assets of $584.9 million, deposits of $411.8 million, Federal Home Loan Bank of Atlanta advances of $161.5 million and stockholders’ deficit of $2.8 million.

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

Federal Trust Bank is subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. Federal Trust Bank and Federal Trust Corporation are subject to Orders to Cease and Desist issued by the Office of Thrift Supervision, which places significant restrictions on our operations. Federal Trust Bank is also subject to a Prompt Corrective Action Directive issued by the Office of Thrift Supervision, and was designated by the Office of Thrift Supervision as being in “troubled condition.” See “Supervision and Regulation.”

Segment Reporting

Reportable segments are business units, which offer different products and services and require different management and marketing strategies. Our management considers that all banking operations are essentially similar within each of our subsidiaries and that there are no reportable operating segments.

Merger Agreement

On November 14, 2008, Federal Trust Corporation entered into a merger agreement with The Hartford Financial Services Group, Inc. (“The Hartford”) and FT Acquisition Corporation (the “Merger Agreement”). Under the terms of the Merger Agreement, Federal Trust Corporation will merge (the “Merger”) with FT Acquisition Corporation, a wholly owned subsidiary of The Hartford, and stockholders of Federal Trust Corporation will receive $1.00 for each of their shares of Federal Trust Corporation common stock.

The Merger Agreement contains customary representations, warranties and covenants of The Hartford and Federal Trust Corporation. Federal Trust Corporation has agreed not to (i) solicit proposals relating to alternative business combination transactions or (ii) subject to certain exceptions, enter into discussions or an agreement concerning, or to provide confidential information in connection with, any proposals for alternative business combination transactions.

If Federal Trust Corporation terminates the Merger to accept a superior proposal or breaches certain specified covenants in the Merger Agreement, The Hartford will be entitled to receive a termination fee of $3.5 million from Federal Trust Corporation.

For additional information regarding the Merger and the Merger Agreement, reference is made to Federal Trust Corporation’s definitive proxy materials dated December 22, 2008 for its special meeting of shareholders held January 26, 2009.

Market Area and Competition

We provide a wide variety of community banking services through our 11 full-service branch offices located in Orange, Seminole, Volusia, Lake and Flagler Counties. The total population of the five-county area is approximately 2.3 million, with the majority of the population in Orange and Seminole Counties. Our Sanford branch is located approximately 20 miles northeast of downtown Orlando. Sanford is the second largest city in Seminole County and is the county seat. Our Winter Park branch is located 13 miles southeast of Sanford and approximately seven miles northeast of downtown Orlando. Our Casselberry, Wekiva and Lake Mary branches are located in Seminole County between our Sanford and Winter Park branches. Our Wekiva branch is located in Longwood in southwest Seminole County, approximately seven miles west of our Casselberry branch. Our administrative and operations offices are located in Sanford. New Smyrna Beach and Port Orange are located in Volusia County near the Atlantic Ocean, south of Daytona Beach, Florida. Deltona and Orange City are both located in the western part of Volusia County along the Interstate 4 corridor between Orlando and Daytona Beach. Eustis is located in Lake County, 26 miles west of our Sanford branch. Our Palm Coast branch is located in Flagler County, which is approximately 32 miles north of Daytona Beach.

Our primary market area is comprised of the counties in which our branches are located, as well as Osceola County, which is contiguous to Orange County. Although our primary market area is best known as a tourist destination, with over 20 million visitors a year, the Central Florida area has become a center for industries such as aerospace and defense, electro-optics and lasers, computer simulated training, computer networking and data management. Many companies, including two in the Fortune 500, have chosen the greater Orlando area as a base for corporate, regional and divisional headquarters. The Orlando-Kissimmee metropolitan statistical area (MSA) has one of the strongest economies in the state of Florida. This MSA currently has an unemployment rate of 9.7%. The Orlando area currently leads the state of Florida in projected employment and population growth from 2007 to 2010, with estimated annual growth rates of 3.0% and 2.8%, respectively.

The area is also home to the University of Central Florida, the nation’s fifth largest university, with an enrollment of 50,300 and one of the fastest growing schools in the Florida state university system, as well as Valencia Community College and Seminole Community College, which have a combined enrollment exceeding 76,000. Winter Park is home to Rollins College, Florida’s oldest college. In addition, Stetson University, Florida’s first private university is located in Volusia County.

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

Lending Activities

General. Our residential lending traditionally has included the origination, purchase and sale of mortgage loans for the purchase, refinance or construction of residential real property, primarily secured by first liens on such property. These loans are typically conventional home mortgage loans or lot loans that are not insured by the Federal Housing Administration or partially secured by the Veterans Administration. Loans with fixed rates beyond five years are generally sold into the secondary market. Loans with fixed rates of five years or less are generally retained in our portfolio. Interest rates for construction loans are generally tied to the prime rate and float daily during the construction period. Such loans are converted to either fixed or adjustable permanent mortgages upon completion of construction. We also make home equity loans with second liens, and with interest rates that generally float daily with the prime rate. Other consumer related loans include savings account loans secured by certificates of deposit at an interest rate above the rate paid on the certificate. In January 2006, our residential mortgage origination and underwriting functions were transferred to our subsidiary, Federal Trust Mortgage Company. However, the staff and operations of Federal Trust Mortgage Company were consolidated into Federal Trust Bank in April 2008.

Our commercial real estate lending traditionally has included the origination of mortgage loans for the purchase, refinance or development of commercial and industrial properties. The loans are secured primarily by first liens on the property. Interest rates for these loans are generally tied to the prime rate and adjust daily. However, we also originate fixed-rate commercial real estate loans; such loans generally have a term of five years or less.

During 2008 and 2007, we increased our emphasis on commercial business lending in our Central Florida market area and on cross marketing business deposit accounts. Included in commercial lending are our business banking loans to local businesses secured by real estate used in the enterprise and, where appropriate, other assets of the borrower. We also make real estate loans for the acquisition and development of land for residential and income-producing projects. Commercial loans are generally priced on a floating prime rate basis or fixed at repricing intervals not to exceed five years. As a matter of policy, commercial loans are generally guaranteed by each borrower’s principals.

See “—Supervision and Regulation— Cease and Desist Orders; Troubled Condition Letters; Prompt Corrective Action Directive” for discussion of regulatory restrictions as they relate to our lending activities.

Loan Underwriting and Review. Our lending activities are subject to underwriting standards and loan origination procedures prescribed by the Board of Directors of Federal Trust Bank and management. Our commercial loan function is separated into three parts: sales, credit and administration. All loan requests are submitted to our underwriting staff at our administrative and operations office in Sanford to ensure compliance with our underwriting standards. In addition to information submitted by the applicant, we obtain a credit report on individuals sponsoring the credit request, evaluate market risk, assess the value of the collateral pledged and identify primary and secondary sources of repayment. Loan requests for commercial credit typically include the purpose of the request, current financial statements of the borrower, collateral offered to secure the loan, source of repayment information and guarantor financial information.

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

Loans are approved at various management levels up to and including the Directors’ Loan Committee of Federal Trust Bank’s Board of Directors. Loan approvals are made in accordance with delegated authority levels approved by our Board of Directors annually. Generally, loans less than $250,000 are approved by authorized officers and underwriters. Loans in excess of $250,000 and up to $4,000,000 require the concurrence of three or more authorized officers. Loans greater than $4,000,000 require approval of Federal Trust Bank’s Board of Directors’ Loan Committee. For loan approvals, the aggregate loans to the borrower and their related interests are used for determining the appropriate lending authority required for any new loans or renewals. Due to losses we recognized during 2008 and 2007 and the corresponding decrease in our capital, our lending limit is our loans-to-one borrower limit, which was approximately $1.5 million at December 31, 2008.

We conduct ongoing, internal reviews of our loan portfolio with the objective of identifying potential problems early to allow for faster resolution. During each of the last two years we have engaged an independent firm to evaluate segments of our loan portfolio to assess the underwriting, credit grading and credit quality of the portfolio. In addition, the Office of Thrift Supervision performs testing of our underwriting, credit administration, credit risk grading and credit quality. Based on these inspections, we then assign a grade to our loans using the classifications described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Classified Assets; Potential Problem Loans.”

General Lending Policies. We regularly review our loan policies to conform them to then-existing market conditions. As a part of this review we may determine the need to more completely rewrite and restructure our loan policies to ensure consistency as well as compliance with regulatory changes. We are currently undertaking such a review of our loan policies.

Our policy for all real estate loans is to have a valid mortgage lien on real estate securing a loan and to obtain a title insurance policy, which insures the validity and priority of the lien. Borrowers must also obtain hazard insurance policies prior to closing, and when the property is in a flood prone area, flood insurance is required.

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

Over the past five years, we have not originated or purchased any loans to borrowers with low credit scores, which are typically referred to as “sub-prime” borrowers. In addition, we have not originated or purchased any loans with below market interest rates that result in increasing loan balances or “negative amortization.” We have not originated and do not hold any reverse equity mortgages.

The loan-to-value ratio on multi-family residential and commercial real estate loans is generally limited to 80% of appraised value. Special purpose commercial real estate loans such as land or acquisition and development loans are underwritten at loan-to-value ratios of 75% or less based on the lesser of cost or a current appraisal. Loans that exceed our policy are monitored, reported to the Board of Directors of Federal Trust Bank and do not exceed our regulatory lending limits. In addition to considering loan-to-value ratios, we may also consider, among other factors, debt service coverage ratios, balance sheet and income statement covenants, pre-sale or pre-lease of commercial real estate properties and restrictions on the use of proceeds.

Historically, we were an active purchaser and seller of pools of conforming residential loans in the secondary market. However, recent changes in market conditions, our financial condition and our business strategy have caused us to limit purchase activities. We do not currently intend to purchase loan pools (either inside or outside of our market area) going forward.

The maximum amount that Federal Trust Bank may loan to one borrower and the borrower’s related entities at December 31, 2008, was approximately $1.5 million. Due to losses we recognized during 2008 and 2007 and the corresponding decrease in our capital, our loans-to-one-borrower limit has decreased substantially. As a result, we have 11 loan relationships at December 31, 2008, aggregating $61 million that exceed our current regulatory lending limits. Federal Trust Bank will not be allowed to advance additional funds to these borrowers and will work with the borrowers to bring their loan balances within our current loans-to-one-borrower limitation.

In addition to loans secured by real estate, Federal Trust Bank regularly makes loans to business customers secured by other types of collateral such as accounts receivable, inventory and equipment. We have established different lending guidelines depending on the specific type of collateral, and we have established monitoring procedures consistent with the collateral type.

Federal regulations permit Federal Trust Bank to originate or invest in loans secured by non-residential or commercial real estate in an aggregate amount up to four times our regulatory capital. As a result of the issuance by the Office of Thrift Supervision of an order to Cease and Desist and a reduction in capital due to recent operating losses, the Bank is not permitted to increase its current levels of commercial real estate loans. At December 31, 2008, we had $90.8 million in loans secured by non-residential or commercial real estate.

The risk of non-payment of loans is inherent in all lending activities. To address this risk, we carefully evaluate all loan applicants and attempt to minimize our credit risk exposure by using comprehensive loan application and approval procedures that we have established for each category of loan. In determining whether to make a loan, we consider the borrower’s credit history, analyze the borrower’s income and ability to service the loan, and evaluate the need for collateral to secure recovery in the event of default. While we do not use credit protection insurance or derivatives to mitigate our credit risk, management monitors market conditions and, based on then-current conditions, may change product offerings, interest rates charged and collateral requirements. We do not conduct stress testing or sensitivity analysis for risk management purposes. An allowance for loan losses is maintained based upon assumptions and judgments regarding the ultimate collectability of loans in our portfolio.

Income from Lending Activities and Loan Servicing. We assess fees in connection with loan commitments and originations, loan modifications, late payments, assumptions related to changes of property ownership and for miscellaneous services related to loans. We also receive fees for servicing residential loans owned by other financial institutions. At December 31, 2008, we were servicing $42.3 million in residential loans for other institutions, which produces servicing income, net of amortization of mortgage servicing rights.

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

Employees

At December 31, 2008, we had a total of 89 full-time employees. We consider our working relations with our employees to be excellent. Our employees are not represented by any collective bargaining group.

Seasonality

We do not consider our business to be seasonal in nature.

Monetary Policies

The results of our operations are affected by credit policies of monetary authorities, particularly the Federal Open Market Committee of the Board of Governors of the Federal Reserve System. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in U.S. government securities, changes in the federal funds and discount rates on member bank borrowings and changes in reserve requirements against member bank deposits. In view of changing conditions in the national economy and in the financial markets, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve Board, we cannot accurately predict possible future changes in interest rates, deposit levels, loan demand or our business results and earnings.

SUPERVISION AND REGULATION

General

As a federally chartered savings association, Federal Trust Bank is regulated and supervised by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. This supervision and regulation establishes a comprehensive framework of activities in which we may engage, and is intended primarily for the protection of depositors and the Federal Deposit Insurance Corporation’s deposit insurance fund. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, asset quality, management, earnings, liquidity and sensitivity to market interest rates. Federal Trust Bank also is a member of, and owns stock in, the Federal Home Loan Bank of Atlanta, which is one of the 12 regional banks in the Federal Home Loan Bank System. Federal Trust Bank also is regulated, to a lesser extent, by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters. The Office of Thrift Supervision examines Federal Trust Corporation and Federal Trust Bank and prepares reports for consideration by our Board of Directors on any operating concerns and deficiencies. Federal Trust Bank’s relationship with our depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of deposit accounts and the form and content of our loan documents.

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

Cease and Desist Orders; Troubled Condition Letters; Prompt Corrective Action Directive

In 2007, the Office of Thrift Supervision concluded examinations of the operations of Federal Trust Corporation and Federal Trust Bank. The Office of Thrift Supervision noted weaknesses and failures relating primarily to our real estate lending practices and asset quality, and their impact on our capital and earnings. As a result, the Office of Thrift Supervision has issued Cease and Desist Orders to Federal Trust Corporation and Federal Trust Bank, which orders are designed to ensure that the weaknesses noted in the recently concluded examinations are properly addressed. The orders provide that:

•

We must submit for review and approval or non-objection by the Office of Thrift Supervision a capital plan to raise additional capital for Federal Trust Bank or, if the additional capital cannot be raised, to seek a merger or acquisition partner;

•

Federal Trust Bank must submit for review and approval or non-objection by the Office of Thrift Supervision a detailed business plan to strengthen and improve Federal Trust Bank’s operations, earnings and capital;

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

•

Federal Trust Bank must submit for review and approval or non-objection by the Office of Thrift Supervision an asset review program that will (i) strengthen and ensure the timely identification and proper classification of problem assets, (ii) ensure adequate and proper levels of the Allowance for Loan and Lease Losses, and (iii) establish individualized resolution plans for problem assets;

•	Federal Trust Bank will not be permitted to declare a dividend without the prior written approval of the Office of Thrift Supervision;

•	Federal Trust Bank must revise its legal lending limit policies and procedures to ensure compliance with applicable law and devise an action plan to correct any legal lending limit violations;

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

•	the Board of Directors of Federal Trust Bank must submit a plan to strengthen the Board of Directors’ oversight of management and Federal Trust Bank’s operations;

•

the Board of Directors of Federal Trust Bank must conduct a review of Federal Trust Bank’s lending functions and assess the qualifications, experience and proficiency of Federal Trust Bank’s management and lending staff; and

•

the Board of Directors of Federal Trust Bank must establish a committee comprised of non-employee directors to monitor and coordinate Federal Trust Bank’s compliance with the provisions of the enforcement order.

On April 25, 2008, Federal Trust Corporation and Federal Trust Bank were notified by the Office of Thrift Supervision that the following regulatory and supervisory restrictions apply to Federal Trust Corporation and Federal Trust Bank as a result of Federal Trust Bank’s status as being in “troubled condition,” some of which restrictions are similar to those included in the Cease and Desist Orders:

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

In addition, the Office of Thrift Supervision placed the following restrictions on our operations, some of which restrictions are similar to those included in the Cease and Desist Orders:

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

On December 8, 2008, Federal Trust Bank was notified by the Office of Thrift Supervision that Federal Trust Bank was required, by applicable statutes and regulations, to submit a capital restoration plan to the Office of Thrift Supervision and the Federal Deposit Insurance Corporation by December 23, 2008. This requirement resulted from Federal Trust Bank falling into one of the three categories of undercapitalized institutions under federal Prompt Corrective Action statutes and regulations.

On December 23, 2008, Federal Trust Bank submitted a capital restoration plan stating that it intends to resolve its capital deficiency through consummation of the Merger. By letter dated January 12, 2009, the Office of Thrift Supervision deemed the capital restoration plan acceptable, subject to Federal Trust Bank stipulating to the issuance of a Prompt Corrective Action Directive.

On February 2, 2009, Federal Trust Bank stipulated to the issuance of the Prompt Corrective Action Directive (which became effective February 3, 2009). The Prompt Corrective Action Directive includes restrictions on the operations of Federal Trust Bank, many of which were already applicable pursuant to (i) the terms of the Cease and Desist Orders issued by the Office of Thrift Supervision, (ii) Federal Trust Bank’s status as being in “troubled condition” and (iii) Federal Trust Bank falling into one of the three categories of undercapitalized institutions under federal Prompt Corrective Action statutes and regulations, all as previously disclosed. The Prompt Corrective Action Directive also requires Federal Trust Bank to comply with the terms of the capital restoration plan, and further requires Federal Trust Bank, by February 13, 2009, to either (i) merge with or be acquired by another financial institution, financial holding company or “other entity” (as defined in the Prompt Corrective Action Directive) or (ii) sell all or substantially all of its assets and liabilities to another financial institution, financial holding company or “other entity.”

The Office of Thrift Supervision has extended to June 30, 2009 the date by which Federal Trust Bank must either (i) merge with or be acquired by another financial institution, financial holding company or “other entity” (as defined in the Prompt Corrective Action Directive) or (ii) sell all or substantially all of its assets and liabilities to another financial institution, financial holding company or “other entity.”

In the event we are in material non-compliance with the terms of the Cease and Desist Orders, Prompt Corrective Action Directive or other directives from the Office of Thrift Supervision, the Office of Thrift Supervision has the authority to subject us to the terms of a more restrictive enforcement order, to impose civil money penalties on us and our directors and officers, and to remove directors and officers from their positions with Federal Trust Corporation and Federal Trust Bank.

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

Because of Federal Trust Bank’s operating losses for the years ended December 31, 2008 and 2007, and restrictions placed on its operations by the Cease and Desist Orders, Federal Trust Bank cannot pay dividends to Federal Trust Corporation without regulatory approval.

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

In assessing an institution’s capital adequacy, the Office of Thrift Supervision takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual associations where necessary. At December 31, 2008, Federal Trust Bank was “critically undercapitalized.” Refer to Note 21 of Notes to Consolidated Financial Statements for further discussion of the Bank’s plans and actions to become “adequately capitalized” and regulatory restrictions placed on the Company and Bank.

The Office of Thrift Supervision and other federal banking agencies’ risk-based capital standards also take into account interest rate risk, concentration of risk and the risks of non-traditional activities. The Office of Thrift Supervision monitors the interest rate risk of individual institutions through use of its own simulation model with data provided by Federal Trust Bank. The ability of the Office of Thrift Supervision to impose individual minimum capital requirements on institutions that exhibit a high degree of interest rate risk, and the requirements of Thrift Bulletin 13a, provide guidance on the management of interest rate risk and the responsibility of boards of directors in this area.

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

See “—Deposit Insurance” for a discussion of the effects of our capital position on our operations.

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

At December 31, 2008, Federal Trust Bank was “critically undercapitalized.” See “Cease and Desist Orders; Troubled Condition Letters; Prompt Corrective Action Directive” for discussion of regulatory restrictions.

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

Deposit Insurance. Federal Trust Bank is a member of the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. On October 3, 2008, the Federal Deposit Insurance Corporation increased the deposit insurance available on all deposit accounts to $250,000 until December 31, 2009. On May 20, 2009, the Federal Deposit Insurance Corporation extended the insurance coverage of $250,000 on all deposit accounts until December 31, 2013. Thereafter, regular deposit accounts will be insured up to a maximum of $100,000 and self-directed retirement accounts up to a maximum of $250,000.

In order to maintain the Deposit Insurance Fund, member institutions are assessed an insurance premium. The amount of each institution’s premium is currently based on the balance of insured deposits and the degree of risk the institution poses to the Deposit Insurance Fund. Under the assessment system, the Federal Deposit Insurance Corporation assigns an institution to one of nine risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory subgroup assignment). Each risk category is assigned an assessment rate. Assessment rates at December 31, 2008, ranged from 0.05% of deposits for an institution in the highest category (i.e., well capitalized and financially sound, with no more than a few minor weaknesses) to 0.43% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concerns). The Federal Deposit Insurance Corporation is authorized to adjust the assessment rates as necessary to maintain the Deposit Insurance Fund. Federal Trust Bank’s assessment rate at December 31, 2008 was 0.43% per $100 of deposits.

On February 27, 2009, the Federal Deposit Insurance Corporation published a final rule raising the current deposit insurance assessment rates to a range from 12 to 45 basis points beginning April 1, 2009. On May 22, 2009, the Federal Deposit Insurance Corporation issued a final rule that will impose a special five basis points assessment on each institution’s assets minus Tier 1 capital as of June 30, 2009, which would be payable to the Federal Deposit Insurance Corporation on September 30, 2009. If after June 30, 2009, the reserve ratio of the Deposit Insurance Fund falls to a level that the Board of the Federal Deposit Insurance Corporation (“the Board”) believes would adversely affect public confidence or to a level close to or below zero at the end of any quarter, the Board may impose an additional special assessment of up to five basis points as of the end of any such quarter (with earliest assessment being September 30, 2009, with collection on December 30, 2009) on each institution’s assets minus Tier 1 capital for that quarter. The cost of this special five basis points assessment to Federal Trust Bank based on assets minus Tier 1 capital as of December 31, 2008, would be $290,000.

In addition, all Federal Deposit Insurance Corporation-insured institutions are required to pay a pro rata portion of the interest due on obligations issued by the Financing Corporation to fund the closing and disposal of failed thrift institutions by the Resolution Trust Corporation. At December 31, 2008, the Federal Deposit Insurance Corporation assessed Deposit Insurance Fund-insured deposits 1.14 basis points per $100 of deposits to cover those obligations. The Financing Corporation rate is adjusted quarterly to reflect changes in assessment bases of the Deposit Insurance Fund. This obligation will continue until the Financing Corporation bonds mature in 2017.

Loans to One Borrower. A federal savings association generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, not in excess of 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. The maximum amount that could have been loaned by Federal Trust Bank to one borrower and the borrower’s related entities at December 31, 2008, was approximately $1.5 million. Due to the losses we recognized during 2008 and 2007 and the corresponding decrease in capital, our loans to one borrower limit has decreased substantially. As a result, we have 11 loan relationships aggregating $61.0 million that exceed our current limitation. Federal Trust Bank will not be allowed to advance additional funds to these borrowers and will work with the borrowers to bring their balance within our current loans-to-one-borrower limitation.

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

A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. At December 31, 2008, Federal Trust Bank satisfied the qualified thrift lender test.

Brokered Deposits. Federal regulation imposes restrictions on the ability of financial institutions to accept brokered deposits. In general, well capitalized financial institutions may accept brokered deposits without the prior approval of the Federal Deposit Insurance Corporation, while adequately capitalized financial institutions must obtain the approval of the Federal Deposit Insurance Corporation to accept, renew, or roll over brokered deposits. At December 31, 2008, Federal Trust Bank was considered ”critically undercapitalized” and, therefore, we cannot renew, replace or accept brokered deposits. A total of $28.5 million in brokered deposits will mature during 2009 and 2010.

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

Federal Home Loan Bank System. Federal Trust Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks, each of which is subject to regulation and supervision of the Federal Housing Finance Board. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Banks. It makes loans or advances to members in accordance with policies and procedures, including collateral requirements, established by the respective boards of directors of the Federal Home Loan Banks. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All long-term advances are required to provide funds for residential home financing. The Federal Housing Finance Board has also established standards of community or investment service that members must meet to maintain access to such long-term advances. As a member of the Federal Home Loan Bank of Atlanta, Federal Trust Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2008, Federal Trust Bank owned $8.5 million of Federal Home Loan Bank stock and was in compliance with this requirement.

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

Holding Company Regulation

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

Under federal law, Federal Trust Corporation is limited to engaging in those activities permissible for financial holding companies or for savings and loan holding companies under Section 10(c)(2) of the Home Owners’ Loan Act. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance, and activities incidental to financial activities or complementary to a financial activity. Office of Thrift Supervision regulations implementing Section 10(c)(2) of the Home Owners’ Loan Act generally limit a savings and loan holding company to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain additional activities authorized by Office of Thrift Supervision regulations, including those permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act.

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

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002 was enacted to address, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. Under Section 302(a) of the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer are required to certify that its quarterly and annual reports filed with the Securities and Exchange Commission do not contain any untrue statement of a material fact. Rules promulgated under the Sarbanes-Oxley Act require that these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal controls; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal controls; and they have included information in our quarterly and annual reports about their evaluation and whether there have been significant changes in our internal controls or in other factors that could significantly affect internal controls.

Florida Business Corporation Act

As a Florida corporation, Federal Trust Corporation is subject to the provisions of the Florida Business Corporations Act, which authorizes the establishment of Florida corporations and sets forth the corporate governance standards for their operations. The statutory provisions govern items such as:

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

The Florida Business Corporations Act also permits supermajority voting requirements for stockholders, which may be considered to be anti-takeover provisions. We have amended our Articles of Incorporation to include certain supermajority voting requirements permitted by the Florida Business Corporations Act.

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

Although this Item 1A. is not applicable to Federal Trust Corporation as a Smaller Reporting Company, in addition to the other information contained this Annual Report on Form 10-K and the exhibits hereto, the following risk factor should be considered carefully in evaluating our business.

If We Do Not Consummate the Merger with The Hartford, it is Likely that Federal Trust Bank Will be Placed into Receivership by the Federal Deposit Insurance Corporation.

If we do not consummate the Merger with The Hartford, we believe that it is likely that Federal Trust Bank will be placed into receivership by the Federal Deposit Insurance Corporation, resulting in Federal Trust Corporation’s shareholders owning a company whose liabilities exceed its assets, which would result in the shareholders receiving no value for their shares. A number of factors could result in our not consummating the Merger including, but not limited to, conditions to the closing of the Merger not being satisfied, or the Merger Agreement being terminated prior to closing the Merger.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table sets forth certain information on our principal offices ($ in thousands):

	Net Carrying Value of Real Property at December 31, 2008	Lease Expiration
Sanford Branch (opened 1998) 420 West First Street Sanford, Florida 32771	$1,070	N/A
Winter Park Branch (opened 2000) 655 West Morse Blvd. Winter Park, Florida 32789	$106	12/31/10
Casselberry Branch (opened 2002) 487 Semoran Boulevard Casselberry, Florida 32707	$1,252	N/A
New Smyrna Beach Branch (opened 2003) 761 East Third Avenue New Smyrna Beach, Florida 32169	$133	10/11/25
Orange City Branch (opened 2003) 2690 Enterprise Road Orange City, Florida 32763	$1,270	N/A
Deltona Branch (opened 2003) 901 Doyle Road Deltona, Florida 32725	$869	N/A
Lake Mary Branch (opened 2006) (1) 791 Rinehart Road Lake Mary, Florida 32746	$1,196	3/31/25
Port Orange Branch (opened 2006) 3880 S. Nova Road Port Orange, Florida 32127	$1,547	N/A
Eustis Branch (opened 2006) 256 W. County Road 44 Eustis, Florida 32726	$1,436	N/A
Palm Coast Branch (opened 2007) (2) 108 Central Avenue Palm Coast, Florida 32164	$2,017	7/06/26
Wekiva Branch (opened 2007) 505 Wekiva Springs Road, Ste 700 Longwood, Florida 32779	$644	N/A
Corporate Headquarters (3) 312 West First Street Sanford, Florida 32771	$5,713	N/A

(1)	Federal Trust Bank has a ground lease on the Lake Mary branch site. The lease has a 20 year term with optional renewal periods. The building and improvements for the branch are owned by Federal Trust Bank.

(2)	Federal Trust Bank has a ground lease on the Palm Coast branch site. The lease has a 20 year term with optional renewal periods. The building and improvements for the branch are owned by Federal Trust Bank.

(3)	On January 30, 2007, we exercised our option to purchase the Sanford corporate headquarters building. The net settlement amount including closing costs was $2.4 million. The building has a total of 48,994 rentable square feet of which we occupy 28,168 square feet and 20,826 square feet is rented to various non-affiliated tenants.

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

During the fourth quarter of the fiscal year ended December 31, 2008, no matters were submitted to a vote of the security holders through a solicitation or otherwise.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Federal Trust Corporation’s common stock is listed on the Over the Counter Bulletin Board under the symbol “FDTRE.OB”. Prior to November 11, 2008, the common stock was listed on the NYSE Alternext US LLC (formerly the American Stock Exchange). Trading in the common stock was halted on September 30, 2008, and the common stock was delisted on November 11, 2008. The following table shows the high and low prices per share for Federal Trust Corporation common stock as reported on the American Stock Exchange (for periods prior to November 11, 2008), as known to Federal Trust Corporation (for periods beginning with and following November 11, 2008 prior to November 24, 2008) and as reported on the Over the Counter Bulletin Board (for periods beginning with and following November 24, 2008) and the cash dividends declared by Federal Trust Corporation for the periods indicated.

Year Ended December 31, 2008	High	Low	Cash Dividends Paid Per Share
Fourth quarter	$0.85	$0.0001	$—
Third quarter	0.95	0.13	—
Second quarter	1.85	0.30	—
First quarter	2.95	1.12	—

Year Ended December 31, 2007	High	Low	Cash Dividends Paid Per Share
Fourth quarter	$5.10	$2.05	$—
Third quarter	8.25	4.30	—
Second quarter	10.10	8.10	0.04
First quarter	10.37	9.71	0.04

(b) Not Applicable.

(c) There were no stock repurchases during the fourth quarter ended December 31, 2008.

ITEM 6.	SELECTED FINANCIAL DATA

CONSOLIDATED FINANCIAL HIGHLIGHTS

($ in thousands, except per share amounts)

	At December 31,
	2008	2007
Selected Financial Condition Data:
Total assets	$584,890	$690,264
Loans, net	450,172	563,234
Securities available for sale	33,237	52,449
Deposits	411,755	481,729
Federal Home Loan Bank advances	161,500	152,000
Stockholders’ equity (deficit)	(2,807)	39,686
Book value per share	NM	4.22
Shares outstanding	9,436,305	9,436,305
Equity (deficit)-to-assets ratio	(0.48)%	5.75%

	At or For the Years Ended December 31,
	2008	2007
Selected Operating Data:
Interest income	$30,597	$42,486
Interest expense	24,206	30,797

Net interest income	6,391	11,689
Provision for losses on loans	19,118	16,412

Net interest income after provision for loan losses	(12,727)	(4,723)
Other income	(550)	944
Other-than-temporary impairment	1,917	749
Other expenses	18,856	18,742

Loss before income taxes	(34,050)	(23,270)
Income tax (benefit) expense	7,530	(9,107)

Net loss	$(41,580)	$(14,163)

Basic loss per share	$(4.41)	$(1.51)
Diluted loss per share	$(4.41)	$(1.51)
Weighted average common shares outstanding (1)	9,436,305	9,363,223
Loss on average assets	(6.46)%	(1.97)%
Loss on average equity	(152.85)%	(26.83)%
Net interest margin	1.07%	1.74%
Average equity to average assets ratio	4.22%	7.33%
Dividend payout ratio	—%	—%
Allowance for loan losses as a percent of loans, net of loans in process	5.48%	2.42%

(1)	For loss per share calculation.

NM - Not meaningful, since the Company had a stockholders’ deficit of $2.8 million at December 31, 2008.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to help readers understand our financial performance through a discussion of the factors affecting the financial condition of Federal Trust Corporation and its subsidiaries and their results of operations during 2008 and 2007. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this annual report, particularly the consolidated financial statements and related notes appearing in Item 8.

Overview

We incurred a net loss of $41.6 million for the year ended December 31, 2008, or $4.41 per basic and diluted share, compared to a net loss of $14.2 million for the year ended December 31, 2007, or $1.51 per basic and diluted share. The primary reasons for the increase in net loss were a decrease in net interest income, an increase in the provision for loan losses and our establishing a valuation allowance on our net deferred tax asset.

Total assets decreased $105.4 million, or 15.3%, to $584.9 million at December 31, 2008 from $690.3 million at December 31, 2007. Our gross loan portfolio decreased $122.8 million, or 20.6%, to $474.4 million at December 31, 2008 from $597.2 million at December 31, 2007. Total liabilities decreased $62.9 million, or 9.7%, to $587.7 million at December 31, 2008 from $650.6 million at December 31, 2007.

Stockholders’ deficit was $2.8 million at December 31, 2008 compared to stockholders’ equity of $39.7 million at December 31, 2007.

Economic Conditions

The national economy, as well as the local economy, continues to weaken. The economy has been marked by higher unemployment rates, rising numbers of foreclosures, declining home prices and contractions in business and consumer credit. The national unemployment rate rose from 8.9% in April 2009 to 9.4% in May 2009, compared to 4.9% at the end of 2007. The Federal Open Market Committee has responded by reducing the federal funds rate from 4.25% at December 11, 2007 to the current rate between 0.00% and 0.25%. The unemployment rate in the Company’s market area in central Florida is slightly above the national average.

Critical Accounting Policies

Our financial condition and results of operations are sensitive to accounting measurements and estimates of matters that are inherently uncertain. A critical accounting policy is one that is both integral to the portrayal of a company’s financial condition and results, and requires difficult, subjective or complex judgments by management. When applying accounting policies in areas that are subjective in nature, we use our best judgments to arrive at the carrying value of certain assets. We believe the following are our critical accounting policies.

Allowance for Loan Losses. A number of factors affect the carrying value of the loan portfolio, including the calculation of the allowance for loan losses, the value of the underlying collateral, the timing of loan charge-offs and the amount and amortization of loan fees and deferred origination costs. We believe that the determination of the allowance for loan losses represents a critical accounting policy. The allowance for loan losses is maintained at a level management considers to be adequate to absorb probable loan losses inherent in the portfolio, based on evaluations of the collectability and historical loss experience of loans. Credit losses are charged and recoveries are credited to the allowance. Provisions for loan losses are based on our review of the historical loan loss experience and such factors that, in management’s judgment, deserve consideration under existing economic conditions in estimating probable credit losses.

The allowance for loan losses is based on ongoing assessments of the probable estimated losses inherent in the loan portfolio. Our methodology for assessing the appropriate allowance level consists of several key elements described in the section “—Allowance for Loan Losses.” The allowance for loan losses is also discussed in Notes 1 and 3 to the Consolidated Financial Statements appearing in Item 8 of this annual report.

Securities Impairment. We periodically perform analyses to determine whether there has been an other-than-temporary decline in the value of one or more of our securities. Our available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive loss in stockholders’ equity (deficit). We conduct a quarterly review and evaluation of the securities portfolio to determine if the value of any security has declined below its cost or amortized cost, and whether such decline is other-than-temporary. If such decline is deemed other-than-temporary, we would adjust the cost basis of the security by writing down the security to estimated fair market value through a charge to current period operations. The market values of our securities are affected by changes in interest rates and other factors, such as market liquidity. See Note 2 to Consolidated Financial Statements for further discussion regarding securities impairment.

Accounting for Valuation Allowance on Deferred Tax Asset. On a quarterly basis, we review the carrying amount of our deferred tax asset and consider positive and negative evidence to determine whether a valuation allowance is needed. If, based on available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized, a valuation allowance is recognized.

We assessed the recent operating losses during 2007 and 2008, estimated future operating results, tax planning strategies and the timing of reversals of temporary differences. At December 31, 2008, we determined that it is more likely than not that the deferred tax asset may not be realized. Accordingly, a valuation allowance has been established for the entire amount of our deferred tax asset at December 31, 2008. See Note 12 to Consolidated Financial Statements for further discussion regarding the valuation allowance on the deferred tax asset.

Comparison of Financial Condition at December 31, 2008 and 2007

Total Assets. Total assets decreased $105.4 million, or 15.3%, to $584.9 million at December 31, 2008 from $690.3 million at December 31, 2007. The decrease resulted from loan repayments and securities sales, calls and maturities, as well as a valuation allowance established on our entire net deferred tax asset, partially offset by an increase in cash and cash equivalents.

Our gross loan portfolio decreased $122.8 million, or 20.6%, to $474.4 million at December 31, 2008 from $597.2 million at December 31, 2007. Balances in all loan categories declined except for commercial business loans. The decrease in loan balances resulted from our retaining proceeds from loan repayments and prepayments instead of funding new loans, and from selling eligible loans in the secondary market, to assist us in maintaining higher levels of cash and cash equivalents. In addition, our portfolio growth is restricted by the Cease and Desist Order and the Prompt Corrective Action Directive, discussed elsewhere in this Annual Report. Our securities portfolio decreased $19.2 million, or 36.6%, to $33.2 million at December 31, 2008 from $52.4 million at December 31, 2007, with proceeds from sales, calls and maturities being retained instead of purchasing new securities. As a result of these actions, cash and cash equivalents increased to $45.5 million at December 31, 2008 from $9.2 million at December 31, 2007, as part of our plan to maintain higher levels of liquidity during the current economic environment for financial institutions.

During 2008, we determined it was more likely than not that our net deferred tax asset may not be realized. As of result, we established a valuation allowance for the entire net deferred tax asset, effectively writing the amount down to zero on our consolidated balance sheet.

Total Liabilities. Total liabilities decreased $62.9 million, or 9.7%, to $587.7 million at December 31, 2008 from $650.6 million at December 31, 2007. The decrease resulted from a decline in deposits, which decreased $70.0 million, or 14.5%, to $411.7 million at December 31, 2008 from $481.7 million at December 31, 2007. We made a strategic decision in early 2008 to reduce our reliance on higher cost deposits such as certificates of deposit and brokered funds as we reduced our total assets. This reduction was partially offset by an increase in lower cost money-market deposits during the year. Federal Home Loan Bank of Atlanta advances increased to $161.5 million at December 31, 2008 from $152.0 million at December 31, 2007. However, effective January 2008, we have not had access to additional Federal Home Loan Bank of Atlanta advances.

Stockholders’ Equity (Deficit). Stockholders’ deficit was $2.8 million at December 31, 2008 compared to stockholders’ equity of $39.7 million at December 31, 2007. The change resulted primarily from our net loss of $41.6 million for the year ended December 31, 2008.

Lending Activities

Loan Portfolio Composition. Our net loan portfolio, which consists of total loans plus premiums paid for loans purchased, less loans in process, deferred loan origination fees and costs and allowance for loan losses, totaled $450.2 million at December 31, 2008, representing 77% of total assets. At December 31, 2007, our net loan portfolio was $563.2 million, or 82% of total assets.

The following table sets forth information on our loan portfolio by type, and the amounts provided include loans held for sale of $0 and $7.6 million at December 31, 2008 and 2007, respectively ($ in thousands):

	At December 31,
	2008		2007
	Amount	Percent of Total	Amount	Percent of Total
Residential loans:
Mortgages	$312,219	65.8%	$359,954	60.3%
Lot loans	36,703	7.7	39,994	6.7
Construction	3,661.8		21,926	3.7

Total residential loans	352,583	74.3	421,874	70.7

Commercial loans:
Real estate secured	47,794	10.1	85,492	14.3
Land, development and construction	43,051	9.1	73,752	12.3
Commercial loans	30,856	6.5	15,866	2.7

Total commercial loans	121,701	25.7	175,110	29.3

Consumer loans	121	—	214	—

Total loans	474,405	100.0%	597,198	100.00%

Add (deduct):
Allowance for loan losses	(25,977)		(13,869)
Net premiums, discounts, deferred fees and costs	1,950		3,033
Loans in process	(206)		(23,128)

Net loans	$450,172		$563,234

We offer and purchase adjustable rate mortgage loans with maturities up to 30 years. As of December 31, 2008, approximately 90% of our residential loan portfolio consisted of adjustable-rate mortgage loans and 10% were fixed-rate. Fixed-rate loans are generally underwritten to secondary market standards to insure liquidity and interest-rate risk protection. Residential lot loans are secured by developed lots ready for construction of single-family homes. These loans are generally secured by property in Southwest Florida and Central Florida and are underwritten directly to the individual or family for their primary residence or second home.

At December 31, 2008 and 2007, our loan portfolio included $165.9 million and $184.0 million, respectively, of loans to foreign nationals, of which $99.2 million and $106.6 million, respectively, were to borrowers who reside in the United Kingdom. All of these loans are residential mortgage loans, and are primarily vacation and rental properties near the Orlando resort attractions. Our general strategy with respect to loans to foreign nationals was to originate these loans for retention in our portfolio. We also package and sell pools of such loans in the secondary market. However, with the weak secondary market for residential mortgage loans in 2008, we were not able to sell as many of these loans as we had originally planned. As a result, our portfolio balance of these loans currently exceeds our internal guidelines. See “—Non-performing Loans and Foreclosed Assets” for a discussion of the asset quality of our loans to foreign nationals.

Our commercial real estate loan portfolio includes loans to businesses to finance office, manufacturing or retail facilities. Our land loans are generally secured by larger parcels of property held for future development. Our development and construction loans include loans for the acquisition and development of both residential and commercial projects. Our construction loans are made directly to the builders of single and multi-family homes for pre-sold or speculative units. We also finance the construction of commercial facilities, generally for the owner/operator.

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

The table below shows the contractual maturities of Federal Trust Bank’s loan portfolio (total loans less loans in process) at December 31, 2008. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. The following table does not include prepayments ($ in thousands):

	Residential	Commercial	Consumer	Total Loans
Amounts due:
Less than one year	$14,363	$68,159	$92	$82,614

One year to three years	28,468	15,142	15	43,625
Over three years to five years	20,102	31,400	14	51,516
Over five years to 10 years	31,229	4,431	—	35,660
Over 10 years to 20 years	85,509	2,444	—	87,953
Over 20 years	172,706	125	—	172,831

Total due after one year	338,014	53,542	29	391,585

Total amounts due	$352,377	$121,701	$121	$474,199

Loans Due After December 31, 2009. The following table sets forth at December 31, 2008, the dollar amount of all loans due after December 31, 2009, classified according to whether such loans have fixed or adjustable interest rates ($ in thousands):

	Due after December 31, 2009
	Fixed	Adjustable	Total
Residential loans	$15,919	$322,095	$338,014
Commercial loans	28,563	24,979	53,542
Consumer loans	29	—	29

Total	$44,511	$347,074	$391,585

Purchase, Origination and Sale of Loans. Our loan portfolio consists of purchased and internally originated loans. When we acquired loans, the loan packages were generally between $2 million to $25 million in single-family residential mortgages, comprised of new and seasoned adjustable rate mortgage loans. In the past, when we purchased loan pools, we preferred to purchase loans secured by real estate located in Florida, but, because of pricing and the limited number of loan packages available consisting only of Florida loans, we also purchased loans secured by properties outside of Florida. When purchasing loan packages, we underwrote and reviewed each loan in a loan package prior to purchasing the loans. We did not purchase any loans in 2008, compared to $38.3 million purchased in 2007. During 2007, all of the loans we purchased were secured by residential properties located in Florida. Although we previously purchased loan pools, we do not currently intend to purchase loan pools (either inside or outside of our market area) going forward. See “—Non-performing Loans and Foreclosed Assets” for a discussion of the asset quality of certain construction loans we purchased from Transland Financial Services, Inc.

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

Loans that Federal Trust Bank originates are generally secured by real estate located in our primary lending area of Central Florida. Sources for residential mortgage loan originations include direct solicitation by employed loan originators, depositors and other existing customers, advertising and referrals from real estate brokers, mortgage brokers and developers. Our residential mortgage loans are originated in accordance with written underwriting standards approved by Federal Trust Bank’s Board of Directors. Most fixed-rate loan originations are eligible for sale to Fannie Mae and other investors in the secondary market.

Our loan officers and existing customers are the primary source of commercial and commercial real estate loan originations, while depositors and walk-in customers are the primary source of consumer loan originations. In addition, if the size of a particular loan request exceeds our legal or internal lending limit, we may sell a participation in that loan to a correspondent bank. From time to time, we also purchase participations from other correspondent banks. Our commercial and commercial real estate loans are predominately located in various areas through Florida, but we have originated and participated in loans outside the state. At December 31, 2008, $450,000 of such loans were secured by property outside of Florida.

Non-performing Loans and Foreclosed Assets. When a borrower fails to make a required payment on a loan, we take a number of steps to induce the borrower to cure the delinquency and restore the loan to current status. We attempt to collect the payment by contacting the borrower through our commercial loan officers or through our third party residential loan servicer. If a payment on a loan has not been received by the end of a grace period, notices are sent with follow-up contacts made thereafter. In many cases, the delinquencies are cured promptly. If the delinquency exceeds 90 days and is not cured through normal collection procedures, more formal measures are instituted to remedy the default, including the commencement of foreclosure proceedings. If foreclosure is affected, the property is sold at a public auction in which we typically participate as a bidder. If we are the successful bidder, the acquired real estate property is then included in our “foreclosed assets” account until it is sold. When assets are acquired through foreclosure, they are recorded at the lower of cost or fair value less estimated selling costs at the date of acquisition and any write-down resulting therefrom is charged to the allowance for loan losses.

At December 31, 2008, our foreclosed assets totaled $16.4 million, which included two commercial land projects for $3.5 million. The remaining balance includes one commercial shopping center for $4.9 million, residential lots for $1.2 million and 18 residential properties consisting of townhouses, condominiums and single-family units for $6.8 million.

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

Total non-accrual loans at December 31, 2008 were $62.6 million.

Included in the non-accrual residential loan category of $37.1 million was $22.9 million of loans secured by single-family residences. Loans totaling $16.4 million were mostly to borrowers who reside in the United Kingdom and substantially all of the homes securing the loans are located in Lake, Polk, Osceola and Orange counties, near the Orlando attractions. The remaining balance of $6.5 million is secured by residential properties located primarily in the state of Florida.

This real estate loan category also included loans for $11.5 million to individual borrowers secured by residential lots. In addition, the real estate loan category included $2.7 million for construction loans to individual borrowers, primarily secured by properties located in Lee County in Southwest Florida. These loans were originated by Transland Financial Services, Inc. and acquired by Federal Trust Bank. Included in this amount are single-family residences and completed homes that were never closed or occupied by the original buyer.

Included in the non-accrual commercial loan category of $25.5 million was $11.4 million of loans secured by commercial real estate. Commercial real estate loans included loans of $2.6 million secured by a hotel and vacant commercial building located in Volusia County; a loan of $2.6 million secured by a condominium project located in Panama City, Florida; a loan of $2.2 million secured by town-homes in Flagler County; and the remaining $4.0 million were secured by other commercial real estate properties throughout Central Florida.

This commercial loan category also included land, development and construction loans of $11.8 million. Four loans totaling $7.6 million were for commercial land assemblage and are secured by three parcels of vacant land; one of these for $5.0 million was for a property located in the Florida Panhandle area, the other two parcels are located in our Central Florida market area. Another $2.3 million represented residential construction loans to three separate builders; all of such loans are in process of foreclosure and are located primarily across Central Florida from Daytona Beach on the east coast to Tampa on the west coast. The remaining $1.9 million includes residential construction loans to builders on properties located outside of Central Florida.

Non-accrual commercial business loans at December 31, 2008, totaled $2.3 million.

Management is aggressively pursuing resolutions of these non-performing assets.

The following table sets forth certain information regarding our non-accrual loans and foreclosed assets, the ratio of such non-performing assets to total assets as of the dates indicated, and certain other related information:

	At December 31,
	2008	2007
	(Dollars in thousands)
Non-accrual loans:
Residential loans:
Mortgages	$22,921	$4,993
Lot	11,507	6,578
Construction	2,747	7,317

Total residential loans	37,175	18,888

Commercial loans:
Real estate secured	11,407	7,520
Land, development and construction	11,774	11,063
Commercial business	2,287	752

Total commercial loans	25,468	19,335

Consumer loans	—	—

Total non-accrual loans	$62,643	$38,223

Total non-accrual loans to total loans	13.2%	6.4%

Total non-accrual loans to total assets	10.7%	5.5%

Total allowance for loan losses to total non-accrual loans	41.5%	36.3%

Total foreclosed assets	$16,411	$9,522

Total non-performing assets	$79,054	$47,745

Total non-performing assets to total assets	13.5%	6.9%

At December 31, 2008, we had no accruing loans that were contractually past due 90 days or more as to principal or interest and no troubled debt restructurings as defined by Statement of Financial Accounting Standards No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructuring.” For the year ended December 31, 2008, interest income that would have been recorded under the original terms of non-accrual loans and interest income actually recognized is summarized below ($ in thousands):

Year Ended December 31, 2008
Interest income that would have been recorded	$4,672
Interest income recognized	1,523

Interest income foregone	$3,149

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

At December 31, 2008, we had loans totaling $14.0 million that were graded special mention. Our substandard loans included $62.6 million of non-accrual loans and $22.4 million of accruing loans. We also held $16.4 million of foreclosed assets, which are classified as substandard. There were no loans classified as doubtful or loss at December 31, 2008. Of the total special mention loans, there was one loan with a total balance of $5.4 million secured by land mitigation credits in Florida. An additional $5.4 million of loans were secured by commercial properties, one of which, for $1.5 million, was secured by property in Miami Beach, Florida and one of which, for $3.2 million, was secured by land for single-family and multi-family properties.

The $22.4 million of accruing substandard loans includes eight residential construction loans totaling $9.9 million and one loan in the amount of $6.0 million, which is a participation loan for the acquisition of the land. Two additional loans for $5.0 million are secured by residential and multi-family land and one loan for $1.5 million is secured by a commercial office building.

We closely monitor and are in regular contact with all borrowers of classified and special mention loans. The amount and timing of losses on these loans, if any, cannot be determined at the present time, however, we believe that the allowance for loan losses is adequate to absorb probable losses on the classified and special mention loans.

The following table sets forth our loan delinquencies by type and by amount at the dates indicated ($ in thousands).

	Loans Delinquent For				Total
	60-89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount
At December 31, 2008
Residential loans:
Mortgages	42	$9,232	105	$22,921	147	$32,153
Lot	5	459	67	11,507	72	11,966
Construction	1	177	17	2,747	18	2,924
Commercial loans:
Real estate secured	2	1,108	17	11,407	19	12,515
Land, development and construction	—	—	8	11,774	8	11,774
Commercial business	1	20	4	2,287	5	2,307
Consumer loans	2	46	—	—	2	46

Total	53	$11,042	218	$62,643	271	$73,685

At December 31, 2007
Residential loans:
Mortgages	24	$4,242	27	$4,993	51	$9,235
Lot	4	368	34	6,578	38	6,946
Construction	—	—	43	7,317	43	7,317
Commercial loans:
Real estate secured	1	1,448	4	7,520	5	8,968
Land, development and construction	—	—	19	11,063	19	11,063
Commercial business	3	600	2	752	5	1,352
Consumer loans	1	20	—	—	1	20

Total	33	$6,678	129	$38,223	162	$44,901

Allowance for Loan Losses

A number of factors are considered when establishing our allowance for loan losses. For loan loss purposes, the loan portfolio is segregated into broad segments, including: residential real estate loans to United States citizens; residential real estate loans to foreign national borrowers; various types of commercial real estate loans; land development and construction loans; commercial business loans and other loans. A general allowance for losses is then provided for each of the aforementioned categories, which consists of general loss percentages based upon historical analyses and probable losses that exist as of the evaluation date even though they might not have been identified by the more objective processes used to evaluate individual past due, special mention and classified loans. The adequacy of the allowance is subjective and requires complex judgments based on qualitative factors that do not lend themselves to exact mathematical calculations such as: trends in delinquencies and nonaccruals; trends in real estate values; migration trends in the portfolio; trends in volume, terms, and portfolio mix; new credit products and/or changes in the geographic distribution of those products; changes in lending policies and procedures; collection practices; examination results from bank regulatory agencies; external loan reviews and our internal credit review function; changes in the outlook for local, regional and national economic conditions; concentrations of credit; and peer group comparisons.

Large commercial loans that exhibit probable or observed credit weaknesses that we have graded special mention or classified, are subject to individual review for impairment. As part of our review for impairment of loans, we may assess the current value of the underlying collateral, which may include a current appraisal of property where the underlying collateral is real estate. We update our assessment of our special mention and classified assets at least quarterly. We may obtain a new appraisal at any time we feel necessary to establish value. We also use current sales listings, available inventory and recent sales to establish value of underlying collateral. Reserves are allocated to specific impaired loans based on our estimate of the borrower’s ability to repay the loan given the value of the underlying collateral, other sources of cash flows, and available legal options. Our review of individual loans is based on the definition of impairment as provided in Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” as amended. We evaluate the collectibility of both principal and interest when assessing the need for a specific reserve. Specific reserves on individual loans and historical loss rates are reviewed throughout the year and adjusted as necessary based on changing borrower and collateral conditions and actual collection and charge-off experience. Historical loss rates are used to evaluate the adequacy of the allowance on other commercial loans not subject to specific reserve allocations.

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

As part of our analysis of the adequacy of the allowance for loan losses we review our recent loan charge-off experience. We generally recognize loan charge-offs when we determine that the ultimate collectability of all or part of our remaining principal balance is unlikely based on the past due status, financial condition of the borrower and the value of underlying collateral, if any. However, for loans to individual borrowers on their residential properties, we recognize the charge-offs when we complete foreclosure and determine the current fair value of the property.

In 2008, we recognized $7.5 million in charge-offs compared to $7.6 million in 2007. The majority of charge-offs in 2008 consisted of $4.5 million in loans secured by residential properties. The largest charge-off in this category was for $1.9 million on a loan secured by property in the Florida panhandle that was going to be developed for condominiums. Also included in the 2008 charge-offs total was $2.0 million related to loans secured by residential lots. The largest charge-off in this category was $309,000. We also had charge-offs of $898,000 for loans secured by commercial real estate. The largest charge-off in this category was $400,000. In addition, we recognized $129,000 in charge-offs for loans secured by commercial non-real estate.

Included in the 2007 charge-off total was $2.8 million to three unrelated borrowers on loans secured by vacant land and residential properties. One of these loans was for $1.6 million, and was secured by land intended for a residential condominium project in the Florida panhandle. We foreclosed on this property in 2007. Also included in the charge-off total for 2007 was $1.9 million relating to a fraud loss from Transland Financial Services Inc. that we recognized when we determined that there were $2.4 million of loan principal payments on residential construction loans that were received by Transland and not remitted to us. We filed a claim with our insurance carrier after discovering this fraud loss and received a $500,000 payment in the first quarter of 2008. We also recognized charge-offs of $2.1 million on loans to four borrowers who were residential home builders. The borrowers defaulted on their loans with us due to the downturn in construction activity and/or, in some instances, when their customers failed to close on homes after construction was completed. During 2007, we received the title to all of the properties pledged as collateral on those loans, and the charge-off total reflected the updated appraisal values on such properties. We also recognized $438,000 in commercial loan charge-offs, one of which was for $344,000 on a delinquent loan secured by the second mortgage on a commercial property. During 2007, we recognized $290,000 in charge-offs on residential loans to individual borrowers.

Based on these procedures, management believes that the allowance for loan losses was adequate to absorb estimated probable loan losses in the loan portfolio at December 31, 2008 and 2007. Actual results could differ from these estimates. However, since the allowance is affected by management’s judgments and uncertainties, there is the likelihood that materially different amounts would be reported under different conditions or assumptions. To the extent that the economy, collateral values, reserve factors or the nature and volume of problem loans change, we may need to adjust the provision for loan losses. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance level based upon their judgment of the information available to them at the time of their examination. As we experienced in 2008 and 2007, material additions to our provision for loan losses in 2009 could result in a decrease in operating results and capital.

At December 31, 2008, the allowance for loan losses was $26.0 million, or 41.5% of non-performing loans and 5.48% of total loans net of loans in process at that date. At December 31, 2007, the allowance for loan losses was $13.9 million, or 36.3% of non-performing loans and 2.42% of total loans net of loans in process at that date. The allowance at December 31, 2008 and 2007 consisted of reserves for performing loans in the portfolio and reserves against certain impaired loans based on management’s evaluation of these individual loans.

The following table sets forth information with respect to our allowance for loan losses during the years indicated. The allowances shown in the table below should not be interpreted as an indication that charge-offs in future years will occur in these amounts or proportions or that the allowance indicates future charge-off amounts or trends ($ in thousands):

	At or For the Years Ended December 31,
	2008	2007
Average loans outstanding, net of loans in process	$518,871	$600,465

Allowance at beginning of year	13,869	5,098

Charge-offs:
Residential loans:
Mortgage	(4,474)	(290)
Lots	(1,998)	—
Construction	—	(4,072)
Commercial loans:
Real estate loans	(898)	(2,843)
Commercial business	(129)	(438)
Consumer loans	(1)	—

Total loan charge-offs	(7,500)	(7,643)

Recoveries:
Residential mortgage	469	2
Commercial business	21	—

Total recoveries	490	2

Net (charge-offs) recoveries	(7,010)	(7,641)

Provision for loan losses	19,118	16,412

Allowance at end of year	$25,977	$13,869

Ratio of net charge-offs (recoveries) to average loans outstanding, net of loans in process	1.35%	1.27%
Ratio of allowance to period-end total loans, net of loans in process	5.48%	2.42%
Period-end total loans, net of loans in process	$474,199	$574,070

The following table represents information regarding our allowance for loan losses, as well as the allocations to the various categories of loans. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories ($ in thousands):

	At December 31,
	2008		2007
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
Residential loans	$18,276	74.3%	$10,341	70.7%
Commercial loans	7,701	25.7%	3,528	29.3%
Consumer loans	—	—%	—	—%

Total allowance for loan losses	$25,977	100.0%	$13,869	100.0%

The allowance for loan losses allocated to residential loans at December 31, 2008 included $10.9 million for mortgage loans, $7.2 million for lot loans and $221,000 for construction loans. The allowance for loan losses allocated to commercial loans at December 31, 2008 included $2.5 million for real estate secured loans, $2.2 million for land, development and construction loans and $3.0 million for commercial business loans.

Weakening economic conditions in the residential real estate sector have adversely affected, and may continue to adversely affect, our loan portfolio. Our percentage of non-performing assets relating to total assets has increased significantly in recent periods and continued to increase in 2008 to 13.5% at December 31, 2008 as compared to 6.9% at December 31, 2007. If loans that are currently non-performing further deteriorate or loans that are currently performing become non-performing loans, we may need to increase our allowance for loan losses. Such an increase would have an adverse impact on our financial condition and results of operations.

Investment Activities

Mortgage-Backed Securities. We purchase mortgage-backed securities and other collateralized mortgage obligations, which are guaranteed as to principal and interest by Fannie Mae or Freddie Mac, which are enterprises sponsored by the United States Government. We also purchase mortgage-backed securities issued or guaranteed by entities that are not Federal government agencies or government sponsored enterprises. These securities are acquired primarily for their liquidity, yield and credit characteristics, and may be used as collateral for borrowings. The mortgage-backed securities we purchase are backed by either fixed-rate or adjustable-rate mortgage loans. At December 31, 2008, our mortgage-backed securities portfolio had a carrying value $17.7 million, including $7.3 million of collateralized mortgage obligations, $5.5 million of which were issued by Fannie Mae or Freddie Mac and $1.8 million were private label issues.

Other Investments. As a condition to our membership in the Federal Home Loan Bank of Atlanta we are required to own Federal Home Loan Bank stock. The Bank recognized dividend income on its Federal Home Loan Bank of Atlanta stock through the third quarter of 2008. The Board of Directors of the Federal Home Loan Bank of Atlanta did not declare a dividend for the fourth quarter of 2008. At December 31, 2008, we owned $8.5 million of Federal Home Loan Bank stock. We also purchase municipal bonds and corporate bonds, trust preferred securities and agency debt securities. At December 31, 2008, we held $6.0 million of insured, bank-qualified municipal bonds.

We invest in trust preferred securities, primarily issued by pools of issuers sponsored by financial institution holding companies. At December 31, 2008, the carrying value of our three trust preferred securities was $3.4 million, and included $1.8 million of securities related to financial institution holding company issuers and $1.6 million of securities related to insurance company issuers.

At December 31, 2008, we had $27.6 million in carrying value of investment securities and all of our Federal Home Loan Bank stock was pledged to the Federal Home Loan Bank as collateral for advances. At December 31, 2008, our entire investment securities portfolio was classified as available for sale.

Impairment of Securities. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to: (1) the length of time and the extent to which fair value has been less than cost; (2) the financial condition and near-term prospects of the issuer; (3) our intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair market value, and (4) evaluation of cash flows to determine if they had been adversely affected.

The Company recognized an other-than-temporary impairment (“OTTI”) loss of $1.9 million on three trust preferred securities during 2008. The Company used a discounted cash flow analysis to provide an estimate of the OTTI loss, which resulted from the fair value amount being less than the carrying amount. Inputs to the discount model included default rates, deferrals of interest, and other factors. The discount rate was based upon spreads currently observed in the market for similar securities. The increase in the defaults and deferrals to a range of 10.9% to 16.6% contributed to the other-than-temporary impairment loss.

During 2007, we recorded an other-than-temporary impairment write-down charge of $749,000 to adjust for the market value decline of one of our collateralized mortgage obligations. The investment was secured by second mortgage loans that had experienced significant delinquencies and some portfolio losses. At December 31, 2008, the remaining principal balance of this investment was $702,000, the market value was $703,000, and we expect to receive all of our remaining principal and interest due.

The following table sets forth the carrying values of our total investments as of the dates indicated ($ in thousands):

	At December 31,
	2008	2007
Interest-earning deposits	$39,756	$1,131
Mortgage-backed securities	17,667	20,169
Debt securities:
Government sponsored enterprises	5,211	10,703
Municipal bonds	6,039	15,237
Corporate debt	936	1,495
Trust preferred securities	3,384	4,785
Equity securities:
Federal Home Loan Bank stock	8,505	8,129
Corporate equity	—	60

Total investment portfolio	$81,498	$61,709

The following table sets forth the remaining maturity and weighted-average yields as of December 31, 2008 ($ in thousands):

	One Year or Less		Over One Year to Five Years		Over Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
Interest-earning deposits	$39,756	0.24%	$—	—%	$—	—%	$—	—%	$39,756	0.24%
Mortgage-backed securities (*)	—	—%	—	—%	—	—%	17,667	5.83%	17,667	5.83%
Government sponsored enterprises	—	—%	—	—%	1,234	5.01%	3,977	6.13%	5,211	5.86%
Municipal bonds (1)	—	—%	—	—%	—	—%	6,039	4.38%	6,039	4.38%
Corporate bonds	—	—%	—	—%	936	6.56%	—	—%	936	6.56%
Trust preferred securities	—	—%	—	—%	—	—%	3,384	3.51%	3,384	3.51%
FHLB stock (*)	—	—%	—	—%	—	—%	8,505	—%	8,505	—%

Total	$39,756	0.24%	$—	—%	$2,170	5.68%	$39,572	4.19%	$81,498	2.30%

*	Estimated and scheduled prepayments of principal on mortgage-backed securities are not allocated in the above table, and Federal Home Loan Bank stock are perpetual investments with no maturity date. Since the Federal Home Loan Bank of Atlanta did not declare a dividend for the fourth quarter of 2008, the Federal Home Loan Bank stock has been included in the table with a zero yield.

(1)	No tax equivalent adjustments were made.

Sources of Funds

General. Deposits are our primary source of funds for use in lending, investments and for other general business purposes. In addition to deposits, funds are also obtained from normal loan amortization, maturities of investment securities, prepayments of loan principal and loan sales. Historically, we have used brokered deposits as a supplemental source of funding for our operations, as these deposits generally have lower interest rates than rates offered for certificates of deposit in our local market area. It has been our recent funding strategy to reduce our reliance on brokered deposits, and instead focus on attracting retail deposits through our network of 11 branches. Currently, as described below, we cannot renew, replace or accept brokered deposits. Contractual loan payments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments and sales are significantly influenced by general market interest rates and economic conditions. Other borrowings are also used on a short-term basis to compensate for seasonal or other reductions in normal sources of funds, and provide diversity in our funding sources among providers and across maturities. Until recently, Federal Home Loan Bank borrowings have been used by Federal Trust Bank on a short-term and longer term basis to support expanded lending or investment activities. However, as described below, we are not currently able to access additional advances from the Federal Home Loan Bank. Borrowings by Federal Trust Corporation (like the trust preferred securities we have issued) can also be used as an additional source of capital for Federal Trust Bank.

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

Deposits have generally been obtained from residents in our primary market area and, to a lesser extent, nationwide, through a network of deposit brokers. Of the total $302.9 million in time deposits at December 31, 2008, $28.5 million were acquired through deposit brokers at rates that are typically less than rates on comparable term certificates offered in our local market. At December 31, 2008, Federal Trust Bank was considered “critically undercapitalized” and, therefore, we cannot renew, replace or accept brokered deposits.

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

The following table shows the average amount of and the weighted average rate paid on each of the following deposit categories during the years indicated ($ in thousands):

	For the Year Ended December 31,
	2008		2007
	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing checking accounts	$12,975	—%	$12,844	—%
Money market and interest-bearing checking accounts	111,817	2.73	125,054	3.96
Savings	2,472.65		2,808	1.53
Time deposits	307,494	4.51	332,839	5.19

Total deposits	$434,758	3.90%	$473,545	4.70%

On a weekly basis, we review the rates offered by other depository institutions in our market area and make adjustments to the rates we offer to meet our funding needs and to remain competitive with the local market.

The following table sets forth maturities of jumbo certificates of $100,000 and more at December 31, 2008 ($ in thousands):

Amount
Due three months or less	$19,739
Due over three months to six months	24,391
Due over six months to one year	65,621
Due over one year	21,667

$131,418

As of December 31, 2008, we had a total of $28.5 million of brokered deposits. The following table sets forth the maturities of those deposits ($ in thousands)

Maturity Date	Amount
March 5, 2009	$5,000
April 22, 2009	3,004
May 29, 2009	2,364
August 11, 2009	1,500
November 30, 2009	12,000
June 15, 2010	4,599

$28,467

Federal Home Loan Bank Advances. Advances from the Federal Home Loan Bank have been a significant source of funds that we have relied upon to support our lending activities. Such advances may be made pursuant to several different credit programs. Each credit program has its own interest rate based on the range of maturities. The Federal Home Loan Bank has limitations on the total amount and terms of advances that are available to Federal Trust Bank based on, among other things, asset size, capital strength, earnings and the amount of collateral available to be pledged for such advances. Prepayment of Federal Home Loan Bank advances may result in prepayment penalties. At December 31, 2008, we had $161.5 million in borrowings compared to $152.0 million at the end of 2007.

As a result of the Federal Home Loan Bank of Atlanta’s assessment of our recent financial condition, we will not be able to access additional advances from the Federal Home Loan Bank. Thirteen convertible advances with a total balance of $102.0 million and with rates ranging from 3.22% to 4.81% are callable during 2009. Although we do not know whether the Federal Home Loan Bank will call those advances with callable dates, due to the current level of market interest rates, Federal Trust Bank does not anticipate that the convertible advances will be called during 2009.

At December 31, 2008, Federal Trust Bank had pledged as collateral for Federal Home Loan Bank advances investment securities with a fair value of $27.6 million and Federal Home Loan Bank stock of $8.5 million. The Federal Home Loan Bank requires the purchase of Federal Home Loan Bank common stock based upon a certain percentage of Federal Trust Bank’s assets and advances. In addition, we have pledged residential mortgage loans and commercial real estate loans of $238.2 million and $20.8 million, respectively, under a specific lien for advances from the Federal Home Loan Bank of Atlanta.

The interest rate on the daily rate credit advances is subject to change daily and may be repaid at any time without penalty. Prepayment of fixed-rate advances could result in the payment of a prepayment penalty or receipt of a premium by Federal Trust Bank depending upon the interest rate on the advance and market rates at the time of prepayment.

Junior Subordinated Debentures. On September 17, 2003, Federal Trust Statutory Trust I sold adjustable-rate Trust Preferred Securities due September 17, 2033 in the aggregate principal amount of $5,000,000 in a pooled trust preferred securities offering. The interest rate on the Trust Preferred Securities adjusts quarterly, to a rate equal to the current three-month London Interbank Offered Rate, plus 295 basis points (4.82% at December 31, 2008). In addition, Federal Trust Corporation contributed capital of $155,000 to Federal Trust Statutory Trust I for the purchase of the common securities of Federal Trust Statutory Trust I. The proceeds from these sales were paid to Federal Trust Corporation in exchange for $5,155,000 of its adjustable-rate Junior Subordinated Debentures due September 17, 2033. The debentures have the same terms as the Trust Preferred Securities. The sole asset of Federal Trust Statutory Trust I, the obligor on the Trust Preferred Securities, is the debentures.

Federal Trust Corporation guaranteed Federal Trust Statutory Trust I’s payment of distributions on, payments on any redemptions of, and any liquidation distribution with respect to the Trust Preferred Securities. Cash distributions on both the Trust Preferred Securities and the debentures are payable quarterly in arrears on March 17, June 17, September 17 and December 17 of each year.

The Trust Preferred Securities are currently subject to mandatory redemption, in whole, but not in part, upon repayment of the debentures at stated maturity or, at the option of Federal Trust Corporation.

On June 27, 2008, Federal Trust Corporation notified the trustee of Federal Trust Statutory Trust I of Federal Trust Corporation’s intention to defer its payments on the debentures, meaning that Federal Trust Statutory Trust I will defer its payments of dividends on the trust preferred securities. Federal Trust Corporation may not resume these interest payments on the debentures until it receives prior regulatory approval from the Office of Thrift Supervision. At December 31, 2008, accrued interest payable on these debentures amounted to $161,000.

The following table sets forth certain information relating to our borrowings at the dates indicated ($ in thousands):

	At or For the Year Ended December 31,
	2008	2007
Federal Home Loan Bank advances:
Average balance outstanding	$163,930	$178,688
Maximum amount outstanding at any month end during the period	168,000	191,500
Balance outstanding at end of period	161,500	152,000
Weighted average interest rate during the period	4.23%	4.49%
Weighted average interest rate at end of period	3.99%	4.29%
Securities sold under agreement to repurchase;
Average balance outstanding	$5	$447
Maximum amount outstanding at any month end during the period	16	871
Balance outstanding at end of period	—	16
Weighted average interest rate during the period	3.70%	4.08%
Weighted average interest rate at end of period	—%	3.70%
Other borrowings and junior subordinated debentures:
Average balance outstanding	$5,155	$5,463
Maximum amount outstanding at any month end during the period	5,155	5,655
Balance outstanding at end of period	5,155	5,155
Weighted average interest rate during the period	6.26%	8.74%
Weighted average interest rate at end of period	4.82%	7.94%
Total borrowings:
Average balance outstanding	$169,090	$184,598
Maximum amount outstanding at any month end during the period	173,171	198,026
Balance outstanding at end of period	166,655	157,171
Weighted average interest rate during the period	4.29%	4.62%
Weighted average interest rate at end of period	4.02%	4.41%

Comparison of Operating Results for the Years Ended December 31, 2008 and 2007

General. We incurred a net loss of $41.6 million for the year ended December 31, 2008, or $4.41 per basic and diluted share, compared to a net loss of $14.2 million for the year ended December 31, 2007, or $1.51 per basic and diluted share.

Interest Income. Interest income decreased $11.9 million, or 28.0%, to $30.6 million for the year ended December 31, 2008 compared to $42.5 million for the year ended December 31, 2007. The decrease was caused primarily by a reduction in interest income on loans of $11.1 million, or 28.9%, to $27.4 million for the year ended December 31, 2008 compared to $38.5 million for the year ended December 31, 2007. Contributing to the decrease in interest income on loans was a decrease in both the average balance of loans and the average yield earned on loans. The average balance of loans decreased $81.6 million, or 13.6%, to $518.9 million for the year ended December 31, 2008 compared to $600.5 million for the year ended December 31, 2007, as we retained cash received from loan repayments and prepayments instead of funding new loans in an effort to maintain higher levels of liquidity. In addition, our portfolio growth is restricted by the Cease and Desist Order and the Prompt Corrective Action Agreement, discussed elsewhere in this Annual Report. The average yield on loans was 114 basis points lower at 5.28% for the year ended December 31, 2008 compared to 6.42% for the year ended December 31, 2007, caused primarily by declining market interest rates, and to a lesser extent, an increase in non-accrual loans.

Interest Expense. Interest expense decreased $6.6 million, or 21.4%, to $24.2 million for the year ended December 31, 2008 compared to $30.8 million for the year ended December 31, 2007. The decrease was caused primarily by a reduction in interest expense on deposits of $5.3 million, or 23.9%, to $17.0 million for the year ended December 31, 2008 compared to $22.3 million for the year ended December 31, 2007. Contributing to the decrease in interest expense on deposits was a decrease in both the average balance of deposits and the average rate paid on deposits. The average balance of deposits decreased $38.7 million, or 8.2%, to $434.8 million for the year ended December 31, 2008 compared to $473.5 million for the year ended December 31, 2007. We made a strategic decision in early 2008 to reduce our reliance on higher cost deposits such as certificates of deposit and brokered funds as we reduced our asset size. In addition, the average rate paid on deposits decreased 80 basis points to 3.90% for the year ended December 31, 2008 compared to 4.70% for the year ended December 31, 2007. Decreases in market interest rates and our decision to reduce our reliance on higher cost deposits were both factors in this decline.

Provision for Loan Losses. Our provision for loan losses was $19.1 million for the year ended December 31, 2008 compared to $16.4 million for the year ended December 31, 2007. Despite a decrease in our loan portfolio during 2008, we increased our allowance for loan losses to $26.0 million at December 31, 2008 compared to $13.9 million at December 31, 2007 due to an increase in delinquencies and non-accrual loans and continued weakness in residential and commercial real estate values primarily in Florida.

Total non-accrual loans increased to $62.6 million at December 31, 2008, or 13.2% of total loans at that date, compared to $38.2 million at December 31, 2007, or 6.4% of total loans at that date. Total loans delinquent 60 days or greater increased to $73.7 million at December 31, 2008, or 15.5% of total loans at that date, compared to $44.9 million at December 31, 2007, or 7.5% of total loans at that date.

Based on our analysis, we believe that our allowance for loan losses is adequate to absorb loan losses probable in the loan portfolio as of December 31, 2008. The allowance is based on the current operating conditions, thereby causing our estimate of probable losses to be susceptible to changes that could result in material adjustments to results of operations in the near term. The amount needed in the allowance for loan losses is based on the particular circumstances of the individual non-performing loans, including the type, amount and value of the collateral, if any. In addition, the overall composition and amount of the classified assets and performing loans in the portfolio at the time of evaluation is considered to determine the adequacy of the allowance, and, as a result, will vary over time. Although we believe our allowance for loan losses is adequate to absorb estimated probable loan losses in the loan portfolio as of December 31, 2008, further deterioration of the economy and/or declines in residential real estate prices in the market areas in which we extend credit could cause actual losses in future periods to exceed materially the allowance we have currently established.

Other Income. Other income was a net expense of $550,000 for the year ended December 31, 2008 compared to income of $944,000 for the year ended December 31, 2007. We experienced a loss on the sale of foreclosed assets of $2.2 million during the year ended December 31, 2008, compared to a loss of $618,000 on such sales during the year ended December 31, 2007. We sold $13.1 million of foreclosed assets during 2008 compared to $2.7 million of such assets during 2007.

Other Expense. Other expense was $20.8 million for the year ended December 31, 2008 compared to $19.5 million for the year ended December 31, 2007. We incurred $1.3 million of expenses for our stock offering efforts that were terminated in 2008. Deposit insurance premiums increased to $1.6 million for the year ended December 31, 2008 compared to $250,000 for the year ended December 31, 2007, as the Federal Deposit Insurance Corporation charges higher insurance premiums for financial institutions with weaker regulatory ratings. Salary and employee benefits decreased $3.4 million, or 31.2%, to $7.4 million for the year ended December 31, 2008 compared to $10.8 million for the year ended December 31, 2007. Salary and benefits expense for 2007 was adversely affected by our accrual of $2.9 million for termination and retirement benefits for our former Chief Executive Officer. Planned reductions in staffing levels and not replacing most employees who have terminated employment as part of our efforts to shrink our balance sheet and streamline our operations has also positively affected other expense for 2008. Foreclosure expenses increased by $525,000 to $705,000 for the year ended December 31, 2008 due to a higher balance of foreclosed assets. During the years ended December 31, 2008 and 2007, the Company recognized other-than-temporary impairment charges on three trust preferred securities of $1.9 million and one mortgage-backed security of $749,000, respectively. The impairment charges resulted from an increase in the default rates of the underlying assets.

Income Tax (Benefit) Expense. We incurred income tax expense of $7.5 million for the year ended December 31, 2008 compared to an income tax benefit of $9.1 million for the year ended December 31, 2007. During 2008, the Company determined that it is more likely than not that the deferred tax asset will not be realized in the near term. Accordingly, a valuation allowance was recorded on the previously recognized deferred tax assets.

Average Balance Sheet

The following table sets forth, for the years indicated, information regarding: (i) the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest rate spread; (v) net interest margin; and (vi) weighted average yields and rates. Average balances are based on average daily balances ($ in thousands):

	For The Year Ended December 31,
	2008			2007
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Interest-earning assets:
Loans(1)	$518,871	$27,418	5.28%	$600,465	$38,536	6.42%
Securities(2)	39,937	2,211	5.54	61,584	3,240	5.26
Other interest-earning assets(3)	38,021	968	2.55	11,081	710	6.41

Total interest-earning assets	596,829	30,597	5.13	673,130	42,486	6.31

Non-interest earning assets	47,272			46,699

Total assets	$644,101			$719,829

Non-interest bearing demand deposits	$12,975	—	—	$12,844	—	—
Interest-bearing liabilities:
Interest-bearing demand and money-market deposits	111,817	3,053	2.73	125,054	4,950	3.96
Savings deposits	2,472	16	0.65	2,808	43	1.53
Time deposits	307,494	13,876	4.51	332,839	17,280	5.19

Total deposit accounts	434,758	16,945	3.90	473,545	22,273	4.70
FHLB advances and other borrowings(4)	169,090	7,261	4.29	184,598	8,524	4.62

Total interest bearing liabilities(5)	590,873	24,206	4.10	645,299	30,797	4.77

Non-interest bearing liabilities	13,049			8,890
Stockholders’ equity	27,204			52,796

Total liabilities and stockholders’ equity	$644,101			$719,829

Net interest/dividend income		$6,391			$11,689

Net interest margin(6)			1.07%			1.74%

Interest rate spread(7)			1.03%			1.54%

Ratio of average interest-earning assets to average interest-bearing liabilities	101.01%			104.31%

(1)	Includes non-accrual loans as loans carrying a zero yield.

(2)	No tax equivalent adjustments were made.

(3)	Includes interest-earning deposits and Federal Home Loan Bank stock.

(4)	Includes Federal Home Loan Bank advances, other borrowings, junior subordinated debentures and capital lease obligation, and securities sold under agreements to repurchase.

(5)	Total interest-bearing liabilities exclude non-interest bearing demand deposits.

(6)	Net interest margin is net interest income divided by average interest earning assets.

(7)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

Rate/Volume Analysis

The following table sets forth certain information regarding changes in interest income and interest expense for the years indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) changes in rate (change in rate multiplied by prior volume); (ii) changes in volume (changes in volume multiplied by prior rate); and (iii) changes in rate-volume (change in rate multiplied by change in volume) ($ in thousands):

	Year Ended December 31, 2008 vs. 2007 Increase (Decrease) Due to Changes in
	Rate	Volume	Rate/Volume	Total
Interest-earning assets:
Loans	$(6,812)	$(5,232)	$926	$(11,118)
Securities	170	(1,139)	(60)	(1,029)
Other interest-earning assets	(429)	1,729	(1,042)	258

Total	(7,071)	(4,642)	(176)	(11,889)

Interest-bearing liabilities:
Deposit accounts	(3,822)	(1,843)	337	(5,328)
FHLB advances and other borrowings	(599)	(714)	50	(1,263)

Total	(4,421)	(2,557)	387	(6,591)

Net change in net interest income	$(2,650)	$(2,085)	$(563)	$(5,298)

Liquidity and Capital Resources

General. Like other financial institutions, we must ensure that sufficient funds are available to meet deposit withdrawals, loan commitments, investment needs and expenses. Control of our cash flow requires the anticipation of deposit flows and loan payments. Our primary sources of funds are deposit accounts, principal and interest payments on loans, maturities and calls of investment securities and sales of loans and investments. Historically, we have also relied on brokered deposits and Federal Home Loan Bank advances as funding sources, but we currently have no ability to renew, replace or accept brokered deposits without the prior approval of the Federal Deposit Insurance Corporation and no further access to Federal Home Loan Bank advances.

During the year ended December 31, 2008, we reduced our brokered deposit balances by $50.1 million (to $28.5 million). During the year ended December 31, 2008, our level of Federal Home Loan Bank advances increased by a total of $9.5 million. Historically, one of our primary uses of funds had been purchasing pools of residential real estate loans. During the second half of 2007, we changed our business strategy from purchasing pools of loans to focusing on originating in-market retail and small business loans. We believe this will build core relationships with our customers. As such, in the short term, we anticipate our cash flow requirements for in-market retail and business loan originations to be less than the cash used historically for purchases of pooled residential real estate loans.

We require funds in the short-term to finance ongoing operating expenses, pay liquidating deposits, and invest in loans. Historically, we funded short-term requirements through advances from the Federal Home Loan Bank, deposit growth, the sale of loans and investments and loan principal payments. However, by no longer focusing on the purchase of pooled residential real estate loans, we expect to be able to fund our short-term liquidity requirements (over the next 12 months) through principal and interest payments on loans and deposit growth in our branch network.

Long-term funds are required to invest in loans for our portfolio, purchase fixed assets and provide for the liquidation of deposits maturing in the future. Long-term funding requirements are obtained from principal payments from maturing loans, the sale of loans and the sale of investments. We have no plans to significantly change long-term funding requirements. In addition, we opened five new branches in 2006 and 2007 and moved our New Smyrna Beach branch to a larger, free-standing building with drive-up facilities that were not available in our prior location. We anticipate that the new branches and the local markets they serve will enhance our ability to grow our deposits and provide liquidity necessary for our operations.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing and investing activities during any given period. At December 31, 2008, cash and cash equivalents totaled $45.5 million. We believe these funds, in addition to principal and interest payments on loans, will satisfy our short-term funding needs, and would cover shortfalls in the event our operating cash flows are not sufficient to satisfy short-term emergencies, such as significant withdrawals of customer deposits.

During the year ended December 31, 2008, our sources of funds came primarily from net principal repayment of loans of $72.8 million, proceeds from the sale and repayments of securities of $17.9 million, proceeds from sale of foreclosed assets of $10.9 million, an increase of $9.5 million in Federal Home Loan Bank of Atlanta advances and loan sales of $1.8 million. We used $1.0 million to purchase securities, $70.0 million to fund deposit withdrawals and $1.6 million to originate loans for sale. Management believes that, over the next 12 months, funds will primarily be obtained from deposit growth and principal and interest payments on loans.

At December 31, 2008, loans-in-process totaled $206,000. Available lines of credit for borrowers totaled $10.6 million and standby letters of credit totaled $171,000. Funding for these amounts is expected to be provided by the sources described above (other than Federal Home Loan Bank advances).

For the month of December 2008, Federal Trust Bank’s average liquidity ratio was 9.0%. This ratio is generally calculated by dividing average cash and other short-term investment securities by average borrowings and savings accounts. Federal Trust Bank’s 11 Central Florida branches are expected to generate deposits along with loan principal and interest payments to provide liquidity for new loan originations and other investments. The Asset/Liability Management Committee meets regularly, and reviews liquidity levels to ensure that funds are available as needed.

We paid no cash dividends in 2008 and we do not anticipate paying dividends in the near future.

At December 31, 2008, Federal Trust Corporation, on an unconsolidated basis, had $214,000 in cash available for payment of operating expenses.

On June 27, 2008, Federal Trust Corporation notified the trustee of Federal Trust Statutory Trust I of Federal Trust Corporation’s intention to defer its payments on the debentures, meaning that Federal Trust Statutory Trust I will defer its payments of dividends on the trust preferred securities. Federal Trust Corporation may not resume these interest payments on the debentures until it receives prior regulatory approval from the Office of Thrift Supervision.

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

Refer to Note 11 in Notes to Consolidated Financial Statements for further information regarding our off-balance sheet financial instruments.

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

The balance sheet mix is monitored on a weekly basis and a report reflecting interest-sensitive assets and interest-sensitive liabilities is presented to Federal Trust Bank’s Board of Directors monthly. The objective is to control interest-sensitive assets and liabilities to maximize net interest income and minimize the impact on our operating results of substantial movements in interest rates.

Our operating results, like that of most financial institutions and their holding companies, are dependent to a large extent upon our net interest income, which is the difference between our interest income on interest-earning assets, such as loans, mortgage-backed securities and investment securities, and our interest expense on interest-bearing liabilities, such as deposits and other borrowings. Financial institutions are affected by general changes in levels of interest rates and other economic factors beyond our control. At December 31, 2008, our cumulative, one-year interest sensitivity gap (the difference between the amount of interest-earning assets anticipated to mature or reprice within one year and the amount of interest-bearing liabilities anticipated to mature or reprice within one year) as a percentage of total assets was a negative 9.0% while our three-month gap was somewhat matched with $217.0 million of assets and $171.0 million of liabilities scheduled or eligible for repricing during the period. Generally, an institution with a negative gap would experience a decrease in net interest income in a period of rising interest rates or an increase in net interest income in a period of declining interest rates since there will be more liabilities than assets that will either mature or be subject to repricing within that period. However, certain shortcomings are inherent in this rate sensitivity analysis. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different manners to changes in market interest rates. Therefore, no assurance can be given that we will be able to maintain our net interest-rate spread as market interest rates fluctuate.

The table below sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2008, that are expected to reprice, based upon certain assumptions and contractual maturities, in each of the future periods shown. In the following table, adjustable-rate mortgage-backed securities are scheduled according to their next adjustment date and fixed-rate mortgage-backed securities are scheduled according to their estimated amortization and prepayment rates. ($ in thousands):

	Three Months or Less	More than Three Months to Six Months	More than Six Months to 12 Months	More than One Year to Three Years	More than Three Years to Five Years	More than Five Years to Ten Years	More than Ten Years	Total
Rate-sensitive assets:
Residential lending	$79,623	$63,906	$78,758	$74,015	$37,486	$4,332	$14,463	$352,583
Commercial and consumer lending	81,423	1,900	2,391	10,497	19,208	4,150	2,253	121,822
Mortgage-backed securities	2,256	1,622	1,507	2,830	1,397	2,833	5,222	17,667
Debt securities	1,912	1,012	—	1,055	—	3,633	4,574	12,186
Trust preferred securities	3,384	—	—	—	—	—	—	3,384
FHLB stock	8,505	—	—	—	—	—	—	8,505
Interest-earning deposits	39,756	—	—	—	—	—	—	39,756
Other	155							155

Total interest-earning assets	217,014	68,440	82,656	88,397	58,091	14,948	26,512	556,058

Rate-sensitive liabilities:
Deposits:
Demand, money-market and savings accounts	99,100	—	—	—	—	—	—	99,100
Time deposits	51,205	55,130	152,568	36,746	7,288	—	—	302,937
FHLB advances	15,500	—	42,000	25,000	24,000	55,000	—	161,500
Other borrowings	5,155	—	—	—	—	—	—	5,155

Total interest-bearing liabilities	170,960	55,130	194,568	61,746	31,288	55,000	—	568,692

Interest-sensitive gap	$46,054	$13,310	$(111,912)	$26,651	$26,803	$(40,052)	$26,512	$(12,634)

Cumulative interest-sensitivity gap	$46,054	$59,364	$(52,548)	$(25,897)	$906	$(39,146)	$(12,634)

Cumulative interest-earning assets	$217,014	$285,454	$368,110	$456,507	$514,598	$529,546	$556,058

Cumulative interest-bearing liabilities	$170,960	$226,090	$420,658	$482,404	$513,692	$568,692	$568,692

Cumulative interest-sensitivity gap as a percentage of total assets	7.9%	10.1%	(9.0)%	(4.4)%	.2%	(6.7)%	(2.2)%
Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities	126.9%	126.3%	87.5%	94.6%	100.2%	93.1%	97.8%

Market Risk Management

The risk of loss of interest and principal that may result from changes in market prices and rates is our market risk. A simple interest rate “gap” analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Because gap analysis alone may not adequately address the interest rate risk, we also use a simulation model to analyze net interest income sensitivity to movements in interest rates. The measurement of market risk associated with financial instruments is meaningful only when related offsetting on- and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Accordingly, while the Asset/Liability Committee relies primarily on its asset liability structure to control interest rate risk, a sudden and substantial change in interest rates may adversely impact our operating results to the extent that the interest rates of our assets and liabilities do not change at the same speed, to the same extent or on the same basis.

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

Economic Value of Deficit. We measure the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as economic value of deficit (liabilities in excess of assets), using the simulation model. These simulations assess the changes in the market value of interest rate sensitive financial instruments that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates.

At December 31, 2008 our economic value of deficit exposure related to those hypothetical changes in market interest rates was within our current guidelines. The following table shows our projected change in economic value of deficit for this set of rate shock at December 31, 2008 ($ in thousands).

Interest Rate Scenario	Economic Value	Percentage Change From Base	Percentage of Total Assets
Up 200 basis points	$(4,854)	(22.76)%	(.85)%
Up 100 basis points	(6,485)	3.21	(1.12)
BASE	(6,283)	—	(1.07)
Down 100 basis points	(2,120)	(66.25)	(.36)

The computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and asset prepayments, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions we may undertake in response to changes in interest rates. Actual amounts may differ from the projections set forth above should market conditions vary from the underlying assumptions.

Net Interest Income Simulation. An additional tool we use to measure interest rate risk at December 31, 2008 is the simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between net interest income forecasted using rising and falling interest rate scenarios and a net interest income using a base market interest rate derived from the current treasury yield curve. The income simulation model includes various assumptions regarding the repricing relationship for each of our products. Many of our assets are floating rate loans, which are assumed to reprice immediately in proportion to a change in market rates as specified in the underlying contractual agreements. Accordingly, the simulation models use prepayment estimates based on historical experience at Federal Trust Bank and assume reinvestment of proceeds at current yields. Our non-term deposit products reprice more slowly, usually changing less than the change in market rates based on Asset/Liability Committee decisions, liquidity considerations and local competition.

This analysis indicates the impact of changes in net interest income for the next 12 months, based on our balance sheet at December 31, 2008 with the rate changes and assumptions. It assumes the balance sheet remains static and that its structure does not change over the course of the year. It does not account for all factors that could impact this analysis, including changes by management to mitigate the impact of interest rate changes or secondary impacts such as changes to our credit risk profile as interest rates change.

Furthermore, loan prepayment rate estimates and spread relationships change regularly. Interest rate changes create changes in actual loan prepayment rates that will differ from the market estimates incorporated in this analysis. Changes that vary significantly from the assumptions may have significant effects on our net interest income. For the rising and falling interest rate scenarios, the base market interest rate forecast over 12 months was increased by 100 and 200 basis points and decreased by 100 basis points.

Interest Rate Scenario	Adjusted Net Interest Income	Percentage Change From Base
Up 200 basis points	$4,376	14.35%
Up 100 basis points	3,898	1.85%
BASE	3,827	—
Down 100 basis points	3,703	(3.23)%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Certain information required by this Item is included in Item 6 of Part II of this report under the heading “Selected Quarterly Financial Data” and is incorporated by reference. All other information required by this Item is included in Item 15 of Part IV of this Form 10-K and is incorporated into this Item by reference.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

($ in thousands)

	At December 31,
	2008	2007
Assets
Cash and due from banks	$5,793	8,046
Interest-earning deposits	39,756	1,131

Cash and cash equivalents	45,549	9,177
Securities available for sale	33,237	52,449
Loans, less allowance for loan losses of $25,977 in 2008 and $13,869 in 2007	450,172	563,234
Accrued interest receivable	2,845	4,509
Premises and equipment, net	18,039	18,814
Foreclosed assets	16,411	9,522
Federal Home Loan Bank of Atlanta stock	8,505	8,129
Mortgage servicing rights, net	375	444
Bank-owned life insurance	7,778	7,504
Deferred tax asset, net	—	7,966
Other assets	1,979	8,516

Total assets	$584,890	690,264

Liabilities and Stockholders’ (Deficit) Equity
Liabilities:
Noninterest-bearing demand deposits	$9,718	13,916
Interest-bearing demand deposits	28,048	80,275
Money-market deposits	68,802	57,608
Savings deposits	2,250	2,422
Time deposits	302,937	327,508

Total deposits	411,755	481,729
Federal Home Loan Bank of Atlanta advances	161,500	152,000
Other borrowings	—	16
Junior subordinated debentures	5,155	5,155
Accrued interest payable	1,088	2,597
Official checks	834	2,238
Other liabilities	7,365	6,843

Total liabilities	587,697	650,578

Commitments and contingencies (Notes 5, 11, 20 and 21)
Stockholders’ (deficit) equity:
Common stock, $.01 par value, 15,000,000 shares authorized; 9,436,305 shares issued and outstanding	94	94
Additional paid-in capital	44,162	44,433
Accumulated deficit	(45,335)	(3,755)
Unallocated ESOP shares (34,482 shares in 2007)	—	(358)
Accumulated other comprehensive loss	(1,728)	(728)

Total stockholders’ (deficit) equity	(2,807)	39,686

Total liabilities and stockholders’ (deficit) equity	$584,890	690,264

See Accompanying Notes to Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

($ in thousands, except per share amounts)

	Years Ended December 31,
	2008	2007
Interest income:
Loans	$27,418	38,536
Securities – taxable	1,885	2,555
Securities – non-taxable	326	685
Other	968	710

Total interest income	30,597	42,486

Interest expense:
Deposits	16,945	22,273
Borrowings	7,261	8,524

Total interest expense	24,206	30,797

Net interest income	6,391	11,689
Provision for loan losses	19,118	16,412

Net interest income after provision for loan losses	(12,727)	(4,723)

Other income:
Service charges and fees	458	441
Gain on sale of loans held for sale	221	132
Net (loss) gain on sale of securities available for sale	6	(119)
Net loss on sale of foreclosed assets	(2,215)	(618)
Rental income	384	360
Increase in cash surrender value of life insurance policies	274	273
Other	322	475

Total other (expense) income	(550)	944

Other expense:
Salary and employee benefits	7,421	10,794
Occupancy expense	2,711	2,363
Professional services	1,739	1,335
Data processing	1,110	1,074
Marketing and advertising	314	419
Deposit insurance premium	1,553	250
Foreclosure expenses	705	180
Terminated offering expenses	1,330	—
Other-than-temporary impairment of securities available for sale	1,917	749
Other	1,973	2,327

Total other expense	20,773	19,491

Loss before income taxes	(34,050)	(23,270)
Income taxes (benefit)	7,530	(9,107)

Net loss	$(41,580)	(14,163)

Loss per share:
Basic	$(4.41)	(1.51)

Diluted	$(4.41)	(1.51)

See Accompanying Notes to Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit)

Years Ended December 31, 2008 and 2007

($ in thousands)

	Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Unallocated ESOP	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Shares	Loss	Equity (Deficit)
Balance at December 31, 2006	9,351,542	$94	43,858	11,160	(257)	(235)	54,620

Comprehensive loss:
Net loss	—	—	—	(14,163)	—	—	(14,163)
Change in net unrealized loss on securities available for sale, net of taxes of $298	—	—	—	—	—	(493)	(493)

Comprehensive loss							(14,656)

Issuance of common stock:
Options exercised and stock unit shares issued	84,763	—	401	—	—	—	401
ESOP shares purchased (17,618 shares)	—	—	183	—	(183)		—
ESOP shares to be allocated (7,904 shares)	—	—	(82)	—	82	—	—
Share based compensation	—	—	73	—	—	—	73
Dividends paid, $.08 per share	—	—	—	(752)	—	—	(752)

Balance at December 31, 2007	9,436,305	$94	44,433	(3,755)	(358)	(728)	39,686
Comprehensive loss:
Net loss	—	—	—	(41,580)	—	—	(41,580)
Change in net unrealized loss on securities available for sale, net of deferred tax asset valuation allowance of $439	—	—	—	—	—	(1,000)	(1,000)

Comprehensive loss							(42,580)
ESOP shares to be allocated (34,482 shares)	—	—	(358)	—	358	—	—
Share based compensation	—	—	87	—	—	—	87

Balance at December 31, 2008	9,436,305	$94	44,162	(45,335)	—	(1,728)	(2,807)

See Accompanying Notes to Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

($ in thousands)

	Years Ended December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(41,580)	(14,163)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	970	909
Provision for loan losses	19,118	16,412
Net loss on sale of foreclosed assets	2,215	618
Capitalized costs on foreclosed assets	—	(25)
Net amortization of premiums and discounts on securities	(195)	(120)
Net amortization of loan origination fees, costs, premiums and discounts	1,152	1,016
Amortization of mortgage servicing rights	111	180
Increase in cash surrender value of life insurance policies	(274)	(273)
Proceeds from sales of loans held for sale	1,861	6,516
Loans originated for resale	(1,640)	(6,033)
Gain on sale of loans held for sale	(221)	(132)
Market value adjustment on loans held for sale	—	328
Net loss (gain) on sale of securities available for sale	(6)	119
Other-than-temporary impairment of securities available for sale	1,917	749
Deferred income taxes	7,527	(5,671)
Share-based compensation	87	73
Cash provided by (used in) resulting from changes in:
Accrued interest receivable	1,664	323
Other assets	6,495	(4,489)
Accrued interest payable	(1,509)	1,091
Official checks	(1,404)	305
Other liabilities	781	2,975

Net cash (used in) provided by operating activities	(2,931)	708

Cash flows from investing activities:
Principal repayments, net of loans originated	72,818	45,854
Purchase of loans	—	(38,286)
Proceeds from sales of loans transferred to held for sale	—	2,789
Purchase of securities available for sale	(1,005)	(15,302)
Proceeds from principal repayments, calls and sales of securities available for sale	17,940	26,872
Proceeds from the sale of foreclosed assets	10,870	2,115
Redemption (purchase) of Federal Home Loan Bank stock	(376)	1,462
Purchase of premises and equipment	(195)	(3,227)

Net cash provided by investing activities	100,052	22,277

Cash flows from financing activities:
Net (decrease) increase in deposits	(69,974)	8,935
Net (decrease) increase in Federal Home Loan Bank advances	9,500	(27,700)
Net decrease in other borrowings	(16)	(1,377)
Principal repayments under capital lease obligation	—	(2,504)
Net (decrease) increase in advance payments by borrowers for taxes and insurance	(259)	509
Dividends paid	—	(752)
Net proceeds from the issuance of common stock	—	401

Net cash used in financing activities	(60,749)	(22,488)

Net increase in cash and cash equivalents	36,372	497
Cash and cash equivalents at beginning of year	9,177	8,680

Cash and cash equivalents at end of year	$45,549	9,177

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued

($ in thousands)

	Year Ended December 31,
	2008	2007
Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Interest	$25,715	29,791

Income taxes	$(4,071)	—

Noncash transactions:
Other comprehensive loss, net change in unrealized loss on securities available for sale, net of deferred tax asset valuation and tax	$(1,000)	(493)

Foreclosed assets acquired in settlement of loans	$19,974	12,194

Transfer of loans in portfolio to loans held for sale	$—	9,985

Mortgage servicing rights recognized upon sale of loans held for sale	$42	25

ESOP shares purchased	$—	183

Transfer of premises to other assets	$—	882

See Accompanying Notes to Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

At December 31, 2008 and 2007

and for the Years then Ended

(1)	Organization and Summary of Significant Accounting Policies

Organization. Federal Trust Corporation (“Federal Trust”) is the sole shareholder of Federal Trust Bank (the “Bank”) and Federal Trust Mortgage Company (“Mortgage Company”). Federal Trust operates as a unitary savings and loan holding company. Federal Trust’s business activities are primarily the operation of the Bank and the Mortgage Company. The Bank is federally-chartered as a stock savings bank. The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation. The Bank provides a wide range of banking services to individual and corporate customers through its 11 offices located in Seminole, Orange, Volusia, Lake and Flagler Counties, Florida. Until April 2008, the Mortgage Company originated residential mortgage loans, purchased and sold mortgage loans in the secondary market, and services residential mortgage loans, including loans in the Bank’s portfolio. In April 2008, the Bank assumed the staff and operations of the Mortgage Company.

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

Going Concern. The accompanying financial statements have been prepared assuming that we will continue as a going concern. Although we have entered into a merger agreement and certain conditions to the merger have been satisfied, the Company is unable at this time to determine whether the merger will be completed. In addition, the Bank’s operating and capital requirements, the recurring losses due to recent increases in nonperforming loans, declining net interest margin and continuing high levels of operating expenses are all factors which raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. See note 21 for further discussion of the merger agreement.

Use of Estimates. The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. The most significant estimates made by management that are particularly susceptible to significant change in the near term relate to the determination of the adequacy of the allowance for loan losses, valuation of deferred tax assets and write-down for other-than-temporary impairment losses on securities. Actual results could differ from these estimates.

Cash and Cash Equivalents. For the purposes of reporting cash flows, cash and cash equivalents includes cash and due from banks and interest-earning deposits with maturities of three months or less. Interest-earning deposits includes $38.4 million held with the Federal Reserve Bank. The Bank is required by law or regulation to maintain cash reserves in the form of vault cash or in a noninterest-earning account with the Federal Reserve Bank or other qualified banks, based on its transaction deposit accounts. These reserve balances at December 31, 2008 and 2007 were approximately $796,000 and $5,544,000, respectively.

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)	Organization and Summary of Significant Accounting Policies, Continued

Securities. The Company may classify its securities as either trading, held to maturity or available for sale. Trading securities are held principally for resale and recorded at their fair values. Unrealized gains and losses on trading securities are included immediately in operations. Held-to-maturity securities are those which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Available-for-sale securities consist of securities not classified as trading securities nor as held-to-maturity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are excluded from the statement of operations and reported in accumulated other comprehensive loss. A security is considered impaired if its fair value is less than its accumulated cost. If the impairment is considered to be other-than-temporary, an impairment loss is recognized in operations equal to the difference between the security’s cost and its fair value. In estimating other-than-temporary impairment losses, management considers: (a) the length of time and extent that fair value has been less than cost, (b) the financial condition and near term prospects of the issuer, (c) the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value and (d) evaluation of cash flows to determine if they have been adversely affected. During the years ended December 31, 2008 and 2007, the Company recorded other-than-temporary losses of approximately $1.9 million and $749,000, respectively (see note 2). Gains and losses on the sale of available-for-sale securities are recorded on the trade date and determined using the specific-identification method. Premiums and discounts on securities available for sale are recognized in interest income using the interest method over the period to maturity.

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

Large commercial loans that exhibit probable or observed credit weaknesses are subject to individual review. Where appropriate, reserves are allocated to individual loans based on our estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flows, and available legal options. Included in the review of individual loans, are those that are impaired as provided in Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan” as amended. Any specific reserves for impaired loans are measured based on the fair market value of the underlying collateral. We evaluate the collectability of both principal and interest when assessing the need for a specific reserve. Specific reserves on individual loans and historical loss rates are reviewed throughout the year and adjusted as necessary based on changing borrower and collateral conditions and actual collection and charge-off experience. Historical loss rates are applied to other commercial loans not subject to specific reserve allocations.

Homogenous loans, such as installment and residential mortgage loans are not individually reviewed by management except in the case of delinquencies. Reserves are established for each pool of loans based on the expected net charge-offs. Loss rates are based on the average net charge-off history and an analysis of the risks and trend information by loan category.

Historical loss rates for loans may be adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions or loss recognition. Based on these procedures, management believes that the allowance for loan losses is adequate to absorb estimated probable loan losses associated with the loan portfolio at December 31, 2008 and 2007. Actual results could differ from these estimates. However, since the allowance is affected by management’s judgments and uncertainties, there is the possibility that materially different amounts would be reported under different conditions or assumptions. To the extent that real estate values and the general economy, collateral values, reserve factors, or the nature and volume of problem loans change, we may need to adjust the provision for loan losses. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance level based upon their judgment of the information available to them at the time of their examination. Material additions to our provision for loan losses would result in an increase in net losses and a decrease in capital.

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)	Organization and Summary of Significant Accounting Policies, Continued

Allowance for Loan Losses, continued.

At December 31, 2008, the allowance for loan losses was $26.0 million, or 41.5% of non-performing loans and 5.48% of total loans net of loans in process (“LIP”) compared to $13.9 million, or 36.3% of non-performing loans and 2.42% of total loans net of LIP at December 31, 2007. The allowance at December 31, 2008 and 2007, consisted of reserves for the performing loans in the portfolio and specific reserves against certain loans based on management’s evaluation of these loans.

Loans Held for Sale. Loans originated that are intended to be sold in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to operations. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the loans sold. The Company had approximately $7.6 million of loans held for sale at December 31, 2007, which are included in loans on the accompanying consolidated balance sheet. There were no loans held for sale at December 31, 2008. During 2007, the Company recorded a write down of $328,000 to recognize a decline in value of loans held for sale. Loan origination fees are deferred and direct loan origination costs are capitalized until the related loan is sold, at which time the net fees are included in the gain on sale of loans held for sale in the consolidated statements of operations.

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

In the normal course of business, the Company sells originated mortgage loans to other correspondent banks and into the secondary mortgage loan markets. The Company maintains a risk management program to protect and manage interest-rate risk and pricing associated with its mortgage commitment pipeline. The Company’s mortgage commitment pipeline may, at times, include interest-rate lock commitments (“IRLCs”) that have been extended to borrowers who have applied for loan funding and met certain defined credit and underwriting standards. IRLC’s could include fixed-rate, adjustable-rate, or floating-rate derivative loan commitments. During the term of the IRLCs, the Company may be exposed to interest-rate risk, in that the value of the IRLCs may change significantly before the loans close. To mitigate this interest-rate risk, the Company enters into loan sale agreements that require the Company to deliver an individual mortgage of a specified principal amount and quality to an investor if the loan to the underlying borrower closes. In accordance with SFAS 133 the Company classifies and accounts for IRLCs as nondesignated derivatives if the loan that will result from the exercise of that commitment will be held for sale upon funding. The loan sale agreements currently negotiated by the Company are termed a “best efforts contract” referring to a loan sales agreement that commits to deliver an individual mortgage loan of a specified principal amount and quality if the loan to the underlying borrower closes but does not require or permit net settlement. Loan sale agreements with this characteristic are not considered derivatives. At December 31, 2008 and 2007, IRLC’s were not material.

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

Foreclosed Assets. Assets acquired in the settlement of loans are initially recorded at the lower of cost (principal balance of the former loan plus costs of obtaining title and possession) or estimated fair value at the date of acquisition. Subsequently, such assets acquired are carried at the lower of cost or fair value less estimated costs to sell. Costs relating to development and improvement of foreclosed assets are capitalized, whereas costs relating to holding the foreclosed assets are charged to operations. Foreclosed assets also include properties for which the Company has taken physical possession, even though formal foreclosure proceedings have not taken place.

Long-Term Assests. Premises and equipment and other long-term assets are reviewed for impairment when events indicate that their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

Federal Home Loan Bank of Atlanta Stock. Federal Home Loan Bank (FHLB) of Atlanta stock is carried at cost, which represents redemption value. The Bank is a member of the Federal Home Loan Bank of Atlanta. The required investment in the common stock is based upon a certain percentage of the Bank’s assets and advances.

The Bank recognized dividend income through the third quarter of 2008. The Board of Directors of the FHLB of Atlanta did not declare a dividend for the fourth quarter of 2008.

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

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)	Organization and Summary of Significant Accounting Policies, Continued

Mortgage Servicing Rights, continued

Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized costs. Impairment is determined by stratifying rights into tranches based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance account, to the extent that all or a portion of the impairment no longer exists based on the fair value, a reduction of the allowance may be recorded as an increase to income. There was no valuation allowance at December 31, 2008 or 2007.

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income.

Bank Owned Life Insurance. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Stock Compensation Plans. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS Statement No. 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified-prospective-transition method. Under that transition method, compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Under the fair value recognition provisions of SFAS 123(R), the Bank recognizes stock-based compensation in salaries and employee benefits in the accompanying consolidated statement of operations as the options vest. The amounts recognized in operations for the years ending December 31, 2008 and 2007 were $87,000 and $73,000, respectively.

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)	Organization and Summary of Significant Accounting Policies, Continued

Employee Stock Ownership Plan (ESOP). The cost of shares issued to the ESOP, but not yet committed to be released, is shown as a reduction of stockholders’ equity (deficit). For ESOP shares committed to be released, the Company recognizes compensation expense equal to the average fair values of the shares committed to be released during the period in accordance with the provisions of Statement of Position 93-6. To the extent that the fair value of the ESOP shares differs from the cost of such shares, the difference is charged or credited to stockholders’ equity (deficit) as additional paid-in capital. Dividends on allocated ESOP shares are paid to participants of the ESOP and charged to retained earnings (accumulated deficit). Dividends on unallocated ESOP shares are used to repay the ESOP loan and related accrued interest.

Comprehensive Loss. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net loss. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the stockholders’ equity (deficit) section of the consolidated balance sheets, such items, along with net loss, are components of comprehensive loss. The components of the net change of other comprehensive loss and related tax effects, net of valuation allowance, are as follows ($ in thousands):

	Year Ended December 31,
	2008	2007
Unrealized holding losses on securities available for sale	$(2,472)	(1,659)
Reclassification adjustments for:
Losses (gains) from sales realized in operations	(6)	119
Other-than-temporary impairment of securities recognized in operations	1,917	749

Net change in unrealized amount	(561)	(791)
Valuation allowance and income tax benefit	(439)	298

Net change amount	$(1,000)	(493)

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)	Organization and Summary of Significant Accounting Policies, Continued

Loss Per Share of Common Stock. The Company follows the provisions of SFAS No. 128, Earnings Per Share (“SFAS 128”), which provides accounting and reporting standards for calculating loss per share. Basic loss per share of common stock have been computed by dividing the net loss for the year by the weighted-average number of shares outstanding. Shares of common stock purchased by the Company’s Employee Stock Ownership Plan (“ESOP”) are considered outstanding when the shares are allocated to participants. Diluted loss per share is computed by dividing net loss by the weighted-average number of shares outstanding including the dilutive effect of stock options and stock units computed using the treasury stock method. The following table presents the calculation of basic and diluted loss per share of common stock for the years ending December 31, 2008 and 2007 ($ in thousands, except basic and diluted per share amounts):

	Year Ended December 31,
	2008	2007
Weighted-average shares outstanding before adjustment for unallocated ESOP shares	9,436	9,408
Adjustment to reflect the effect of unallocated ESOP shares	—	(45)

Weighted-average shares outstanding for basic and diluted loss per share	9,436	9,363

Basic and diluted loss per share	$(4.41)	(1.51)

None of the options or units were included in the loss per share calculations because they were anti-dilutive.

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

Loss Contingencies. Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonable estimated.

Fair Value of Financial Instruments. Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 10. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Reclassifications. Some items in the prior year financial statements were reclassified to conform to the current presentation.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements- an amendment of ARB No. 51.” SFAS No. 160 improves the relevance, comparability, and transparency of the financial information that an entity provides in its consolidated financial statements by establishing accounting and reporting standards for a noncontrolling interest or minority interest, the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS No. 141 (R) is effective for the Company’s financial statements for the years beginning January 1, 2009 and early implementation is not permitted. SFAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Acquisition related costs including finder’s fees, advisory, legal, accounting, valuation and other professional and consulting fees are required to be expensed as incurred.

SFAS No. 160 and SFAS No. 141 (R) are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. SFAS No. 160 and SFAS No. 141 (R) were adopted January 1, 2009 and did not have a material impact on the Company’s financial position or results of operation. At December 31, 2008, the Company did not have a noncontrolling interest.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and improves the transparency of financial reporting. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. SFAS No. 161 was adopted January 1, 2009 and did not have a material impact on the Company’s financial position or results of operation.

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)	Organization and Summary of Significant Accounting Policies, Continued

Recent Accounting Pronouncements, Continued

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in preparation of financial statements that are presented in conformity with U.S. generally accepted accounting principles. SFAS No. 162 is effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”

In February 2008, the FASB issued FASB Staff Position (FSP) SFAS No. 157-2, “Effective Date of FASB Statement No. 157.” The Bank adopted this FSP for non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements, effective January 1, 2009. The FSP did not have a material impact on the Company’s financial condition or results of operation.

In April 2009, the FASB issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP SFAS No. 157-4 provides factors to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability and circumstances that may indicate that a transaction is not orderly. In those instances, adjustments to the transactions or quoted prices may be necessary to estimate fair value with SFAS No. 157. This FSP does not apply to Level 1 inputs. FSP SFAS No. 157 also requires additional disclosures, including inputs and valuation techniques used, and changes thereof, to measure the fair value. FSP SFAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. Early adoption is permitted for periods ending after March 15, 2009. Management of the Company is in the process of evaluating the impact of FSP SFAS No. 157-4 and will adopt this FSP, effective June 30, 2009.

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP SFAS No. 115-2 and SFAS No. 124-2 applies to debt securities classified as available-for-sale and held-to-maturity and makes other-than-temporary impairment guidance more operational and improves related presentation and disclosure requirements. This FSP requires that impairment losses related to credit losses will be included in operations. Impairments related to other factors will be included in other comprehensive loss, when management asserts it does not have the intent to sell the security and it is not more likely than not that it will have to sell the security before its recovery.

For debt securities held at the beginning of the interim period of adoption for which an other-than-temporary impairment was previously recognized, if the entity does not intend to sell and it is not more likely than not that it will be required to sell the security before recovery of its amortized cost basis, the entity will recognize the cumulative-effect adjustment, including related tax effects, to the beginning balance of retained deficit and corresponding adjustment to accumulated other comprehensive loss. FSP SFAS No. 115-2 and SFAS No. 124-2 is effective for interim and annual periods ending after June 15, 2009. This FSP amends SFAS No. 115 and other related guidance. Early adoption is permitted for periods ending after March 15, 2009. This FSP amends SFAS No. 157 and supersedes FSP SFAS No. 157-3. Management of the Company is in the process of evaluating the impact of FSP SFAS No. 115-2 and SFAS No. 124-2 and will adopt this FSP, effective June 30, 2009.

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)	Organization and Summary of Significant Accounting Policies, Continued

Recent Accounting Pronouncements, Continued

In April 2009, the FASB issued FSP SFAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP requires public entities to disclose the fair values of financial instruments for interim reporting periods. FSP SFAS No. 107-1 and APB No. 28-1 is effective for interim reporting periods after June 15, 2009. This FSP may be early adopted if FSP SFAS No. 157-4 and FSP SFAS No. 115-2 and SFAS No. 124-2 are early adopted. Management of the Company is in the process of evaluating the impact of FSP SFAS No. 107-1 and APB No. 28-1 and will adopt this FSP, effective June 30, 2009.

In April 2009, the FASB issued FSP SFAS No. 141 (R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” This FSP amends and clarifies application issues regarding the initial recognition, measurement, accounting and disclosure of assets and liabilities arising from contingencies in a business combination. FSP SFAS No. 141 (R)-1 is effective for business combinations that occur during the first annual reporting period beginning after December 15, 2008. FSP SFAS No. 141 (R)-1 was adopted January 1, 2009 and did not have a material impact on the Company’s financial position or results of operation.

(2)	Securities Available for Sale

All securities have been classified as available for sale by management. The amortized cost and estimated fair values of securities available for sale are as follows ($ in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2008:
Mortgage-backed securities	$17,150	581	(64)	17,667
Municipal bonds	7,325	—	(1,286)	6,039
U.S. government sponsored enterprise securities	5,106	105	—	5,211
Corporate bonds	2,000	—	(1,064)	936
Trust preferred securities	3,384		—	3,384

	$34,965	686	(2,414)	33,237

At December 31, 2008, our mortgage-backed securities portfolio had a carrying value of $17.7 million, including $7.3 million of collateralized mortgage obligations, $5.5 million of which were issued by Fannie Mae or Freddie Mac and $1.8 million were private label issues.

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

The amortized cost and estimated fair values of securities available for sale at December 31, 2008 are detailed below by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties ($ in thousands):

	Amortized Cost	Fair Value
Due after five years up to ten years	$3,217	2,170
Due after ten years	14,598	13,400
Mortgage-backed securities	17,150	17,667

	$34,965	33,237

The following summarizes sales of securities ($ in thousands):

	Year Ended December 31,
	2008	2007
Proceeds from sales	$8,297	13,797

Gross gains from sales	$111	38
Gross losses from sales	(105)	(157)

Net gain (loss)	$6	(119)

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(2)	Securities Available for Sale, Continued

Information pertaining to securities with gross unrealized losses at December 31, 2008 and 2007 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows ($ in thousands):

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
At December 31, 2008:
Mortgage-backed securities	$(3)	174	(61)	17,493
Municipal bonds	—	—	(1,286)	6,039
Corporate bonds	—	—	(1,064)	936

	$(3)	174	(2,411)	24,468

At December 31, 2007:
Mortgage-backed securities	$(24)	1,695	(57)	4,031
Municipal bonds	(367)	13,178	—	—
Corporate equity securities	(49)	60	—	—
U.S. government sponsored enterprise securities	(12)	1,357	—	—
Corporate bonds	—	—	(505)	1,495
Trust preferred securities	(280)	3,025	(240)	1,760

	$(732)	19,315	(802)	7,286

At December 31, 2008, the unrealized losses on the Company’s seven mortgage-backed securities, six municipal bonds and one corporate bond were caused primarily by decreased liquidity and larger risk premiums for these securities. Management of the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity. Accordingly, the Company does not consider those securities to be other-than-temporarily impaired at December 31, 2008.

At December 31, 2007, the Company had unrealized losses on nine mortgage-backed securities, 19 municipal bonds, one corporate equity security, two U.S. government agency securities, three trust preferred securities, and one corporate bond. Management believes these unrealized losses relate to changes in interest rates and not credit quality. Management also believes the Company has the ability and intent to hold these securities until maturity or for the foreseeable future and therefore no declines are deemed to be other-than-temporary except for the investment security secured by second mortgage loans, described below.

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(2)	Securities Available for Sale, Continued

The Company recognized an other-than-temporary impairment (“OTTI”) loss of $1.9 million on three trust preferred securities during 2008. The Company used a discounted cash flow (“DCF”) analysis to provide an estimate of the OTTI loss, which resulted from the fair value amount being less than the carrying amount. Inputs to the discount model included default rates, deferrals of interest and other factors. The discount rate was based upon spreads currently observed in the market for similar securities. The increase in the defaults and deferrals, to a range of 10.9% to 16.6%, contributed to the other-than-temporary impairment loss.

During 2007, the Company recorded an other-than-temporary impairment write-down of approximately $749,000 to adjust for the market value declines on a single investment security secured by second mortgage loans which has experienced significant delinquencies and some portfolio losses. At December 31, 2008, our remaining principal balance in this investment was $702,000 and the market value was $703,000 and we expect to receive all remaining principal and interest due.

At December 31, 2008, the Bank had a total of $27.6 million in fair value of investments pledged to the Federal Home Loan Bank as collateral for advances. In addition, the Bank pledged securities of $7.0 million to the Federal Reserve Bank as a result of certain restrictions placed on the activities and transactions of the Bank (see note 21).

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(3)	Loans

The components of loans are summarized as follows ($ in thousands):

	At December 31,
	2008	2007
Residential lending:
Mortgages (*)	$312,219	359,954
Lot loans	36,703	39,994
Construction	3,661	21,926

Total residential lending	352,583	421,874

Commercial lending:
Real estate secured	47,794	85,492
Land, development and construction	43,051	73,752
Commercial loans	30,856	15,866

Total commercial lending	121,701	175,110

Consumer loans	121	214

Total loans	474,405	597,198
Add (deduct):
Allowance for loan losses	(25,977)	(13,869)
Net premiums, discounts, deferred fees and costs	1,950	3,033
Undisbursed portion of loans in process	(206)	(23,128)

Loans, net	$450,172	563,234

(*)	Includes approximately $7.6 million of loans held for sale at December 31, 2007. There were no loans held for sale at December 31, 2008.

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(3)	Loans, Continued

Residential mortgage loans, not including construction and lot loans, continue to comprise the largest group of loans in the loan portfolio, totaling $312.2 million, or 66% of the total loan portfolio at December 31, 2008, up from $360.0 million, or 60% of the total loan portfolio at December 31, 2007. The Company offers and purchases adjustable rate mortgage loans with maturities up to 30 years. As of December 31, 2008, approximately 90% of the residential loan portfolio consisted of adjustable-rate mortgage loans and 10% were fixed-rate. Fixed-rate loans are generally underwritten to secondary market standards to insure liquidity and interest-rate risk protection. Residential lot loans totaled $36.7 million, or 7% of total loans at December 31, 2008. These loans are secured by developed lots ready for construction of single-family homes. As a result of the softening in the housing market during 2008, the Company also reduced its residential construction loans to $3.7 million, or 1% of total loans at December 31, 2008, from $21.9 million, or 4% of total loans at the end of 2007. These loans are generally secured by property in Southwest Florida and Central Florida and are underwritten directly to the individual or family for their primary residence or second home.

At December 31, 2008 and 2007, the loan portfolio included $165.9 million and $184.0 million, respectively, of loans to foreign nationals, of which $99.2 million and $106.6 million, respectively, were to borrowers who reside in the United Kingdom. All of these loans are residential mortgage loans, and are primarily vacation and rental properties near the Orlando resort attractions. Our general strategy with respect to loans to foreign nationals was to originate these loans for retention in the Bank’s portfolio. The Bank also packages and sells pools of such loans in the secondary market. However, with the weak secondary market for residential mortgage loans in 2008, the Bank was not able to sell as many of these loans as originally planned. As a result, the portfolio balance of these loans currently exceeds the Bank’s internal guidelines.

Commercial real estate secured loans totaled $47.8 million, or 10% of the total loan portfolio at December 31, 2008, compared to $85.5 million, or 14% of total loans at December 31, 2007. This portfolio includes loans to businesses to finance office, manufacturing or retail facilities. Commercial land, development and construction loans totaled $43.1 million, or 9% of total loans at December 31, 2008, down from $73.8 million, or 12% of total loans at December 31, 2007. The land loans are generally secured by larger parcels of property held for future development. The development and construction loans include loans for the acquisition and development of both residential and commercial projects. The construction loans are made directly to the builders of single and multi-family homes for pre-sold or speculative units. The Bank also finances the construction of commercial facilities, generally for the owner/operator.

Commercial loans totaled $30.9 million and $15.9 million at December 31, 2008 and 2007, respectively. These loans are generally secured by the assets of the borrower including accounts receivable; inventory and fixed assets, including company owned real estate and is usually personally guaranteed by the owners.

Consumer loans, consisting of installment loans and savings account loans, totaled $121,000 and $214,000 at December 31, 2008 and 2007, respectively, or less than 1% of the total loan portfolio.

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(3)	Loans, Continued

The following is a summary of information regarding non-accrual and impaired loans (in thousands):

	At December 31,
	2008	2007
Non-accrual loans	$62,643	38,223

Accruing loans past due 90 days or more	$—	—

Recorded investment in impaired loans for which there is a related allowance for loan losses	$16,416	15,229

Recorded investment in impaired loans for which there is no related allowance for loan losses	$37,646	22,903

Allowance for loan losses related to impaired loans	$10,683	5,556

	Interest Income Recognized and Received On Impaired Loans	Average Impaired Loans
For the Year Ended December 31:
2008	$2,026	$59,100

2007	$327	19,340

Total non-accrual loans at December 31, 2008 were $62.6 million.

Included in non-accrual loans were $22.9 million of loans secured by single-family residences. Loans totaling $16.4 million were mostly to borrowers who reside in the United Kingdom and substantially all of the homes securing the loans are located in Lake, Polk, Osceola and Orange counties, near the Orlando attractions. The remaining balance of $6.5 million is secured by residential properties located primarily in the state of Florida.

Non-accrual loans also included loans for $11.5 million to individual borrowers secured by residential lots. In addition, non-accrual loans included $2.7 million for construction loans to individual borrowers, primarily secured by properties located in Lee County in Southwest Florida. These loans were originated by Transland Financial Services, Inc. and acquired by Federal Trust Bank. Included in this amount are single-family residences and completed homes that were never closed or occupied by the original buyer.

Commercial real estate non-accrual loans included a $2.6 million loan secured by a hotel and vacant commercial building located in Volusia County; a loan of $2.6 million secured by a condominium project located in Panama City, Florida; a loan of $2.2 million secured by town-homes in Flagler County; and the remaining $4.0 million were secured by other commercial real estate properties throughout Central Florida.

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(3)	Loans, Continued

Land, development and construction non-accrual loans were $11.8 million. Four loans totaling $7.6 million were for commercial land assemblage and are secured by three parcels of vacant land; one of these for $5.0 million was for a property located in the Florida Panhandle area, the other two parcels are located in our Central Florida market area. Another $2.3 million represented residential construction loans to three separate builders; all of such loans are in process of foreclosure and are located primarily across Central Florida from Daytona Beach on the east coast to Tampa on the west coast. The remaining $1.9 million includes residential construction loans to builders on properties located outside of Central Florida.

Non-accrual commercial business loans at December 31, 2008, totaled $2.3 million.

Management is aggressively pursuing resolutions of these non-performing loans.

The activity in the allowance for loan losses is as follows ($ in thousands):

	For the Year Ended December 31,
	2008	2007
Balance at beginning of year	$13,869	5,098
Provision for loan losses	19,118	16,412
Charge-offs	(7,500)	(7,643)
Recoveries	490	2

Balance at end of year	$25,977	13,869

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(4)	Loan Servicing

Loans serviced for other entities are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were approximately $42.3 million and $45.1 million at December 31, 2008 and 2007, respectively.

Loan servicing income, net of amortization of mortgage servicing rights, was approximately $162,000 and $102,000 for the years ended December 31, 2008 and 2007, respectively and is included in other noninterest income in the consolidated statements of operations.

The balance and fair value of capitalized servicing rights, net of valuation allowances, at December 31, 2008 and 2007, was approximately $375,000 and $444,000, respectively. The fair value of servicing rights at December 31, 2008 was determined using discount rates ranging from 8% to 12.5%, prepayment speeds (“PSA”) ranging from 177 to 915, depending upon the stratification of the specific right, ancillary income of $35 per loan annually, cost to service between $40 and $75 per loan annually and float earnings rate of 2% per annum.

The following summarizes mortgage servicing rights capitalized and amortized, along with the aggregate activity in related valuation allowances ($ in thousands):

	Year Ended December 31,
	2008	2007
Mortgage servicing rights capitalized	$42	25
Mortgage servicing rights amortized	111	180
Valuation (credits) provisions during year	—	—
Valuation allowances at year-end	—	—

The Company also owns loans serviced by other entities. These loans totaled approximately $193.5 million and $240.4 million at December 31, 2008 and 2007, respectively.

(5)	Premises and Equipment, Net

Premises and equipment, net consists of the following ($ in thousands):

	At December 31,
	2008	2007
Land	$2,402	2,408
Buildings and improvements	16,274	16,610
Leasehold improvements	1,213	673
Furniture, fixtures and equipment	3,077	3,236

Total	22,966	22,927
Accumulated depreciation and amortization	(4,927)	(4,113)

Premises and equipment, net	$18,039	18,814

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(5)	Premises and Equipment, Net, Continued

The Company opened three new branches during 2006 and two in 2007. The Lake Mary branch opened in January 2006. In July 2006, the Port Orange branch opened followed by Eustis, our first branch in Lake County, which opened in October 2006. Our Palm Coast branch in Flagler County opened in August 2007 and the Wekiva branch in Seminole County opened in November 2007. While we anticipate that our branch expansion will enhance franchise value, their positive effect on operations will not be realized until the branches have been given an opportunity to mature and reach their expected efficiency levels. We expect that our branch expansion plan will enhance our franchise value because the new branches are located in desirable high growth markets. With the completion of our current branch expansion plan, our focus is on sales training and building core deposits.

The Bank owns a four acre parcel of property in Edgewater, in Eastern Volusia County, Florida. Approximately three acres were under contract to sell for a retail plaza and the Bank planned to build a branch on the remaining portion of the site. The developer of the plaza did not proceed with the project and the Bank cancelled the plans for the branch construction since we had the opportunity to acquire the Wekiva branch. The Edgewater site has been listed for sale and we do not anticipate recognizing a loss on the property. In January 2007, the Company elected to exercise a purchase option in the lease agreement and acquired the administrative office building located in Sanford, Florida for approximately $2.4 million. The original lease term on the building was for fifteen years with fixed annual lease payments and an option to purchase the building for $1 at the end of the term. The agreement was accounted for as a capital lease and we had the option to purchase the building at the end of five years.

The Company leases the office space for two branch offices, and has ground leases for the Lake Mary and Palm Coast branches. Each of these leases is accounted for as operating leases. At one of the locations during 2007, a portion of the leased space on the second floor was subleased to an unrelated business. The space is now vacant and we intend to release the excess space. The terms of these branch and land leases are for up to 20 years and the leases contain escalation clauses and renewal options. Rent expense under operating leases was approximately $808,000 and $534,000 for the years ended December 31, 2008 and 2007, respectively. At December 31, 2008, future minimum payments under operating leases are as follows ($ in thousands):

Year Ending December 31,	Amount
2009	$717
2010	446
2011	451
2012	455
2013	460
Thereafter	8,903

$11,432

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(5)	Premises and Equipment, Net, Continued

The Company also leases space to third parties in its administration building and pays a fee to a third party to manage the property. The Company recognized approximately $384,000 and $360,000 in rental income during the years ended December 31, 2008 and 2007, respectively.

(6)	Deposits

At December 31, 2008 and 2007, time deposits of $100,000 or more were approximately $131.4 million and $ 179.0 million, respectively. At December 31, 2008 the scheduled maturities of time deposits are as follows ($ in thousands):

Year Ending December 31,	Amount
2009	$258,903
2010	14,673
2011	22,073
2012	5,890
2013	1,398

$302,937

At December 31, 2008 and 2007, time deposits included brokered deposits of $28.5 million and $78.6 million, respectively. As a result of the Bank’s weak capital position, the Bank cannot renew, replace or accept brokered deposits.

Interest expense on deposits is as follows ($ in thousands):

	Year Ended December 31,
	2008	2007
Interest-bearing demand deposits	$1,175	2,378
Money-market accounts	1,878	2,572
Savings accounts	16	43
Time deposits, net of penalties	13,876	17,280

	$16,945	22,273

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(7)	Federal Home Loan Bank of Atlanta Advances

A summary of advances from the Federal Home Loan Bank of Atlanta (“FHLB”) is as follows ($ in thousands):

	Under 1 Year	1 to 5 Years	After 5 Years	2008 Total	2007 Total
By remaining contractual maturity at December 31, 2008:
Variable rate	$2,500	—	—	2,500	—
Fixed rate	50,000	7,000	—	57,000	50,000
Callable	5,000	42,000	55,000	102,000	102,000

Total advances from FHLB	$57,500	49,000	55,000	161,500	152,000

Interest rate	.46-5.35%	3.34-4.78%	3.22-4.00%	.46-5.35%	3.22-5.35%

By next call or repricing date as of December 31, 2008:
Variable rate	$2,500	—	—	2,500	—
Fixed rate	50,000	7,000	—	57,000	50,000
Callable	102,000	—	—	102,000	102,000

Total advances from FHLB	$154,500	7,000	—	161,500	152,000

Interest rate	.46-5.35%	3.34%	—%	.46-5.35%	3.22-5.35%

At December 31, 2008, the Bank had pledged residential mortgage loans and commercial real estate loans of $238.2 million and $20.8 million, respectively, under a specific lien for advances from the FHLB of Atlanta. In addition, the Bank pledged $27.6 million of securities and $8.5 million of FHLB stock.

As a result of the operating losses in 2008 and 2007 and the weakened capital position, the Bank will not be able to access additional advance funds from the FHLB. Thirteen convertible advances with a total balance of $102.0 million are callable during 2009 with rates ranging from 3.22% to 4.81%. Due to the current level of market interest, the Bank does not anticipate that the convertible advances will be called during 2009.

(8)	Other Borrowings

Other borrowings amounted to $16,000 at December 31, 2007 and represented an overnight sweep account with a customer.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(9)	Junior Subordinated Debentures

Federal Trust Statutory Trust I (“Statutory Trust I”) was formed in 2003 for the sole purpose of issuing $5,000,000 of trust preferred securities. In accordance with Financial Accounting Standards Interpretation No. 46 Consolidation of Variable Interest Entities, Federal Trust accounts for Statutory Trust I under the equity method of accounting.

The Statutory Trust I sold adjustable-rate Trust Preferred Securities due September 17, 2033 in the aggregate principal amount of $5.0 million (the “Trust Preferred Securities”) in a pooled trust preferred securities offering. The interest rate on the Trust Preferred Securities adjusts quarterly, to a rate equal to the then-current three-month London Interchange Bank Offering Rate (“LIBOR”), plus 295 basis points (4.82% at December 31, 2008). In addition, Federal Trust contributed capital of $155,000 to Statutory Trust I for the purchase of the common securities of Statutory Trust I. The proceeds from these sales were paid to Federal Trust in exchange for $5.2 million of its adjustable-rate Junior Subordinated Debentures (the “Debentures”) due September 17, 2033. The Debentures have the same terms as the Trust Preferred Securities. The sole asset of Statutory Trust I, the obligor on the Trust Preferred Securities, is the Debentures.

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

On June 27, 2008, Federal Trust Corporation notified the trustee of Federal Trust Statutory Trust I of Federal Trust Corporation’s intention to defer its payments on the debentures, meaning that Federal Trust Statutory Trust I will defer its payments of dividends on the trust preferred securities. Federal Trust Corporation may not resume these interest payments on the debentures until it receives prior regulatory approval from the Office of Thrift Supervision. We anticipate that we would not request such approval unless we raise additional capital as required by the terms of the Cease and Desist Order entered into with the Office of Thrift Supervision. At December 31, 2008, accrued interest payable on these debentures amounted to $161,000.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(10)	Fair Value Measurements and Fair Value of Financial Instruments

General. Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements,” for financial assets and liabilities. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy prioritizes the assumptions that market participants would use in pricing the assets or liabilities (the “inputs”) into three broad levels.

The fair value hierarchy gives the highest priority (Level 1) to quoted prices in active markets for identical assets and liabilities and the lowest priority (Level 3) to unobservable inputs in which little, if any, market activity exists, requiring entities to develop their own assumptions and data.

Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. These inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in market areas that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks and default rates) or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Valuation Techniques. Available for sale securities are carried at fair value on a recurring basis utilizing Level 2 and Level 3 inputs. Level 2 securities include mortgage-backed securities, municipal bonds, government sponsored agency notes, collateralized mortgage obligations and corporate bonds, which the Company obtains fair value measurements from an independent third party pricing service using computerized models or indicative values provided by their trading desk. The fair value measurements consider observable data that may include dealer quotes, live trading levels, trade execution data, cash flows, market consensus prepayment speeds, market spreads, credit information and the U.S. Treasury yield curve. Level 3 securities include trust preferred securities, which the Company obtains fair values using a discounted cash flow analysis. Assumptions used in the analysis include the default rate, deferral of interest and other factors. The discount rate was based upon spreads currently observed in the market for similar securities.

Impaired loans are carried at fair value on a non-recurring basis utilizing Level 3 inputs, consisting of appraisals of underlying collateral. A loan is impaired when full payment under the loan terms is not expected. Commercial and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Financial Assets Measured at Fair Value on a Recurring Basis. The following table summarizes financial assets measured at fair value on a recurring basis at December 31, 2008, segregated by the level of the inputs within the hierarchy used to measure fair value:

	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Available for sale securities:
Mortgage-backed securities	$—	17,667	—	17,667
Municipal bonds	—	6,039	—	6,039
U.S. government sponsored enterprise securities	—	5,211	—	5,211
Corporate bonds	—	936	—	936
Trust preferred securities	—	—	3,384	3,384

	$—	29,853	3,384	33,237

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3). A reconciliation of the beginning and ending balances for trust preferred securities using Level 3 inputs was as follows:

Balance, January 1, 2008	$4,785
Reversal of unrealized losses included in other comprehensive loss	516
Other-than-temporary impairment loss included in non-interest expense	(1,917)

Balance, December 31, 2008	$3,384

Financial Assets Measured at Fair Value on a Non-recurring Basis. Assets measured at fair value on a non-recurring basis at December 31, 2008, include impaired loans of $54,062, utilizing level 3 inputs. The impaired loans are collateral dependent and the allowance for losses on the impaired loans was $10,683 at December 31, 2008.

The activity in the allowance for losses on impaired loans during the year-ended December 31, 2008, was as follows:

Balance, January 1, 2008	$5,556
Provision for loan losses	8,383
Charge-offs	(3,256)

Balance, December 31, 2008	$10,683

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(10)	Fair Value Measurements and Fair Value of Financial Instruments, continued

Fair Value of Financial Instruments - The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument or may not necessarily represent the underlying fair value. The following methods and assumptions were used by the Company in estimating fair values of financial instruments, exclusive of securities which were discussed under the caption “Valuation Techniques.”

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

Deposits - The fair values for noninterest-bearing demand, interest-bearing demand, money-market and savings deposits are, by definition, equal to the amount payable on demand (that is their carrying amounts). Fair values for time deposits are estimated using an asset liability model acquired from an outside vendor, which utilizes current rates for similar deposits.

Federal Home Loan Bank Advances - Fair values for Federal Home Loan Bank advances are estimated using an asset liability model acquired from an outside vendor, which utilizes current rates for similar borrowings.

Other Borrowings and Junior Subordinated Debentures - Fair values of these borrowings are estimated using an asset liability model acquired from an outside vendor. The carrying amounts of other borrowings and junior subordinated debentures approximates fair value.

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows ($ in thousands):

	At December 31,
	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$45,349	45,349	9,177	9,177
Securities available for sale	33,237	33,237	52,449	52,449
Loans, net	450,172	447,092	563,234	566,627
Federal Home Loan Bank stock	8,505	8,505	8,129	8,129
Accrued interest receivable	2,845	2,845	4,509	4,509
Mortgage servicing rights	375	364	444	619
Financial liabilities:
Deposits	$411,755	413,057	481,729	484,879
Federal Home Loan Bank advances	161,500	172,413	152,000	155,980
Other borrowings	—	—	16	16
Junior subordinated debentures	5,155	5,155	5,155	5,155
Accrued interest payable	1,088	1,088	2,597	2,597
Off-balance sheet financial instruments	—	—	—	—

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(11)	Off-Balance Sheet Financial Instruments

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

At December 31, 2008
Commitment to extend credit	$—

Unused lines of credit	$10,570

Standby letters of credit	$171

Undisbursed portion of construction loans in process	$206

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case by case basis.

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

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(12)	Income Taxes

Allocation of Federal and state income taxes (benefit) between current and deferred portions is as follows ($ in thousands):

	Current	Deferred	Total
Year Ended December 31, 2008:
Federal	$3	6,426	6,429
State	—	1,101	1,101

Total	$3	7,527	7,530

Year Ended December 31, 2007:
Federal	$(3,436)	(4,391)	(7,827)
State	—	(1,280)	(1,280)

Total	$(3,436)	(5,671)	(9,107)

The effective tax rate was different than the statutory Federal income tax rate. A summary and the reasons for the difference are as follows ($ in thousands):

	Year Ended December 31,
	2008		2007
	Amount	% of Pretax Loss	Amount	% of Pretax Loss
Income taxes (benefit) at statutory rate	$(11,577)	(34.0)%	$(7,912)	(34.0)%
Increase (decrease) in tax resulting from:
State income taxes, net of federal income tax benefit	(1,244)	(3.7)	(844)	(3.6)
Increase in valuation allowance	20,804	61.1	—	—
Tax-exempt income	(111)	(.3)	(233)	(1.0)
Officers’ life insurance, meals and entertainment and other permanent items	(342)	(1.0)	(118)	(0.5)

Income taxes (benefit)	$7,530	22.1%	$(9,107)	(39.1)%

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(12)	Income Taxes, Continued

The tax effects of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts which give rise to significant portions of deferred tax assets and liabilities, are as follows ($ in thousands):

	At December 31,
	2008	2007
Deferred tax assets:
Allowance for loan losses	$9,880	$5,219
Net operating loss carryforwards	7,876	538
Deferred compensation	1,438	1,504
Impaired loan interest	173	286
Impaired securities	1,003	282
Unrealized loss on securities available for sale	650	439
Other	253	343

Total gross deferred tax assets	21,273	8,611
Valuation allowance	(20,804)	—

Total deferred tax assets	469	8,611

Deferred tax liabilities:
Depreciation	(66)	(108)
Mortgage servicing rights	(141)	(167)
Deferred loan fees and costs, net	(258)	(318)
Accrued dividends	(4)	(52)

Total deferred tax liabilities	(469)	(645)

Net deferred tax assets	$—	$7,966

During 2008, the Company assessed its earning history and trend over the past year, its estimate of future earnings and the expiration date of net operating loss carryforwards, and determined that it is more likely than not that these deferred tax assets will not be realized in the near term. Accordingly, a valuation allowance has been recorded on the deferred tax assets as of December 31, 2008.

At December 31, 2008, the Company had net operating loss carryforwards of approximately $19,995,000 and $29,700,000 available to offset future Federal and Florida taxable income, respectively. These carryforwards will begin to expire in 2027.

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

The following tables summarize the capital thresholds for the minimum and well capitalized designations at December 31, 2008 and 2007. An institution’s capital category is based on whether it meets the threshold for all three capital ratios within the category. At December 31, 2008, the Bank’s Tier 1 capital ratio was below 2%, and accordingly, the Bank was designated as a “critically under-capitalized” institution. See note 21 for discussion of the Bank’s plans and actions to become “adequately capitalized” and regulatory restrictions placed on the Company and Bank.

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(13)	Regulatory Capital, Continued

	Actual		For Minimum Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	%	Amount	%	Amount	%
At December 31, 2008:
Total capital (to risk-weighted assets)	$9,915	2.6%	$30,446	8.0%	$38,058	10.0%
Tier I capital (to risk-weighted assets)	5,010	1.3	15,223	4.0	22,834	6.0
Tier I capital (to average adjusted assets)	5,010.8		23,469	4.0	29,337	5.0
At December 31, 2007:
Total capital (to risk-weighted assets)	$42,637	9.1%	$37,546	8.0%	$46,932	10.0%
Tier I capital (to risk-weighted assets)	36,740	7.8	18,773	4.0	28,159	6.0
Tier I capital (to average adjusted assets)	36,740	5.4	27,303	4.0	34,128	5.0

(14)	Stock Compensation Plans

The Company has three stock benefit plans. The Key Employee Stock Compensation Program (the “Employee Plan”) is authorized to issue up to 10% of the issued shares up to a maximum of 1,020,000 shares through the exercise of incentive stock options, compensatory stock options, stock appreciation rights or performance shares. All awards granted under the Employee Plan have been incentive stock options. These options have five to ten year terms and vest over various terms up to five years. At December 31, 2008, the Company had 226,701 options available for future grants under the Employee Plan.

The Directors’ Stock Option Plan (the “Directors’ Plan”) is authorized to issue up to 140,000 shares through the exercise of stock options. All options granted under the Directors’ Plan have ten-year terms, are fully vested and exercisable and all options authorized under the Plan had been granted as of December 31, 2008.

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

Options are granted to certain employees and directors at a price equal to the market value of the stock on the dates the options were granted. In accordance with SFAS 123(R), the fair value of each option is amortized using the straight-line method over the requisite service period of each option. We have estimated the fair value of all option awards as of the grant date by applying the Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of compensation expense. The weighted average amounts for key assumptions used in determining the fair value of options granted during the years ended December 31, 2008 and 2007 follows:

	Year Ended December 31,
	2008	2007
Expected stock price volatility	32.67%	29.00%
Risk-free interest rate	2.64%	3.91%
Weighted average expected life in years	4.00	4.50
Expected dividend yield	0.00%	.35%
Per share weighted-average grant date fair value of options issued during the year	$.64	$1.78

As part of its adoption of SFAS 123(R), the Company examined its historical pattern of option exercises in an effort to determine if there was any pattern based on certain employee populations. From this analysis, the Company could not identify any patterns in the exercise of options. The Company used the guidance in Staff Accounting Bulletin No. 110 issued by the Securities and Exchange Commission to determine the estimated life of options issued. As such, the expected life of the options was based on the average of the option life and vesting period. Historical information was the primary basis for the selection of expected volatility and expected dividend yield. The risk-free rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(14)	Stock Compensation Plans, Continued

A summary of stock option transactions for the years ended December 31, 2008 and 2007 follows ($ in thousands, except per share data):

	Number of Options	Weighted Avg. Per Option Exercise Price	Weighted Avg. Remaining Contract Term (in years)	Aggregate Intrinsic Value
Options under the Employee Plan:
Outstanding at December 31, 2006	432,388	$8.33
Options granted	81,000	3.93
Options exercised	(83,781)	4.65
Options forfeited	(55,324)	10.53

Outstanding at December 31, 2007	374,283	$7.87
Options forfeited	(210,716)	9.30

Outstanding at December 31, 2008	163,567	$6.03	5.54	$—

Exercisable at December 31, 2008	104,942	$6.66	4.37	$—

	Number of Options	Weighted Avg. Per Option Exercise Price	Weighted Avg. Remaining Contract Term (in years)	Aggregate Intrinsic Value
Options Under the Director Plans:
Outstanding at December 31, 2006	95,646	$6.79
Options granted	48,500	7.91

Outstanding at December 31, 2007	144,146	$7.17
Options granted	5,000	2.15
Option forfeited	(35,292)	4.98

Outstanding at December 31, 2008	113,854	$7.62	5.30	$—

Exercisable at December 31, 2008	52,720	$6.83	4.93	$—

The total intrinsic value of options exercised during the year ended December 31, 2008 and 2007 was $0 and $323,000. As of December 31, 2008, the Company had 156,756 nonvested options outstanding resulting in approximately $208,000 of total unrecognized compensation cost related to these nonvested options. This cost is expected to be recognized monthly over the related vesting periods using the straight-line method through December 2011.

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(14)	Stock Compensation Plans, Continued

A summary of the status of the Company’s nonvested restricted stock units as of December 31, 2008 and 2007, and changes during the year ended December 31, 2008, is presented below:

Nonvested Shares	Number of Units	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2007	6,471	$10.54
Dividends credited	—	—
Forfeited	—	—
Vested	(3,939)	10.80

Nonvested at December 31, 2008	2,532	$10.12

Total unrecognized compensation cost related to these nonvested restricted stock units amounted to $26,000 at December 31, 2008. This cost is expected to be recognized monthly over the related vesting period using the straight-line method through November 2009.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(15)	Employee Benefit Plans

The Company maintains a qualified employee stock ownership plan (the “ESOP”). The ESOP is qualified under Section 4975(e)(7) of the Internal Revenue Code. In addition, the ESOP meets all applicable requirements of the Tax Reform Act of 1986 and is qualified under Section 401(k) of the Internal Revenue Code. At the discretion of the Board of Directors, the Company may make a contribution to the ESOP of up to 15% of total compensation paid to employees during the year. Employees are 100% vested after three years of service. Forfeited shares, if any, are redistributed to ESOP participants. The ESOP purchases the Company’s common stock from former employees who request to liquidate their vested shares, or in the open market. The ESOP acquires shares to hold for future allocations and for the investment of cash dividends on allocated shares. At December 31, 2008, the ESOP held 178,241 allocated shares and 34,482 shares to be allocated. At December 31, 2007, the ESOP held 170,337 allocated shares, 7,904 shares to be allocated and 34,482 unallocated shares. At December 31, 2008 and 2007, the fair value of the unallocated ESOP shares amounted to $0 and $263,000, respectively.

At the end of 2007, $428,000 in short-term funds were available for investment by the ESOP. During 2008, the ESOP utilized the remaining funds available for investment of $428,000 to repay a portion of the loan, with the remaining $88,000 of the ESOP loan being forgiven and expensed in operations. The loan repayment and forgiveness released the 34,482 remaining unallocated shares of Federal Trust Stock. During 2007, loan forgiveness of $161,000 was expensed in operations.

In addition, the Company sponsors an employee savings plan (the “401(k) Plan”), which qualifies as a 401(k) plan under the Internal Revenue Code. Under the 401(k) Plan, employees can contribute up to 15% of their pre-tax compensation to the plan. The Company makes contributions based on a matching schedule approved by the Board of Directors. Participants vest immediately in their own contributions and after three years of service in matching contributions made by the Company. One of the investment options available to 401(k) Plan participants is the Company’s common stock. The 401(k) Plan Administrator will purchase the Company’s common stock in open-market transactions after each pay period for those electing to invest in the Company’s stock. The 401(k) Plan expenses for the years ended December 31, 2008 and 2007 were approximately $126,000 and $117,000, respectively.

The Company also sponsors the Key Employee Stock Bonus Plan (the “Bonus Plan”). The Bonus Plan is authorized to acquire and issue up to 2% of the Company’s outstanding common stock to non-executive officer employees of the Company. The Company makes contributions to the Bonus Plan that is approved by the Board of Directors. The Bonus Plan then purchases the Company’s common stock in open-market transactions and distributes these shares to employees as they are awarded. The Company recognized an expense of $7,000 in connection with the Bonus Plan for the year ended December 31, 2008.

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

The Company has approximately $2.9 million in deferred compensation at both December 31, 2008 and 2007, which is included in other liabilities in the accompanying consolidated balance sheets. The Company also recognized net expense of approximately $48,000 and $1.5 million, consisting of compensation expenses accrued, net of the earnings on bank-owned life insurance policies, in connection with the Plan during 2008 and 2007, respectively. Included in the expense recognized during 2007, was the $1.8 million present value of the vested benefit for the former Chief Executive Officer whose employment was terminated in October 2007.

(17)	Termination of Employment Agreement

Included in salary and employee benefits expense during 2007 was $1.1 million representing payments to be made to the former Chief Executive Officer in connection with the termination of his employment agreement in October 2007.

(18)	Related Party Transactions

There were no loans to directors, officers and major stockholders (5% or more) of the Company outstanding at December 31, 2008 or December 31, 2007, and no such loans were originated in either 2008 or 2007.

Federal Trust and the Bank have one current and one former director whose firms provide legal services for the Company. One director’s firm serves as corporate counsel for the Company. During the years ended December 31, 2008 and 2007, the Company paid this related party’s firm approximately $10,000 and $111,000, respectively, in legal and compliance review fees including reimbursed expenses. Federal Trust has a current director whose firm provides consulting services for the Company. During 2008 and 2007, the Company paid this firm $80,000 and $150,000, respectively, in consulting fees including reimbursable expenses.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(19)	Condensed Parent Company Financial Statements

The condensed financial statements of Federal Trust are presented as follows:

Condensed Balance Sheets

($ in thousands)

	At December 31,
	2008	2007
Assets:
Cash, deposited with bank subsidiary	$214	556
Investment in subsidiaries	3,496	43,267
Securities available for sale	—	60
Other assets	526	1,763

Total assets	$4,236	45,646

Liabilities and stockholders’ equity (deficit):
Liabilities:
Junior subordinated debentures	5,155	5,155
Other liabilities	1,839	738

Total liabilities	6,994	5,893

Stockholders’ equity (deficit)	(2,758)	39,753

Total liabilities and stockholders’ equity (deficit)	$4,236	45,646

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(19)	Condensed Parent Company Financial Statements, Continued

Condensed Statements of Operations

($ in thousands)

	For the Year Ended December 31,
	2008	2007
Income:
Interest and dividend income	$26	115
Gain (loss) on sale of securities	(52)	20
Other income	—	46

Total income	(26)	181

Expenses:
Salary and employee benefits	363	1,122
Occupancy expense	—	63
Professional services	188	414
Interest expense	323	472
Terminated offering expenses	359	—
Other expense	129	116

Total expenses	1,362	2,187

Loss before income tax (benefit) expense and loss of subsidiaries	(1,388)	(2,006)
Income tax (benefit) expense	1,515	(762)

Loss before loss of subsidiaries	(2,903)	(1,244)
Equity in loss of subsidiaries	(38,695)	(12,852)

Net loss	$(41,598)	(14,096)

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(19)	Condensed Parent Company Financial Statements, Continued

Condensed Statements of Cash Flows

($ in thousands)

	For the Year Ended December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(41,598)	(14,096)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	12
(Loss) gain on sale of investments	52	(20)
Share-based compensation	87	73
Equity in loss (earnings) of subsidiaries	38,695	12,852
Cash provided by (used in) resulting from changes in:
Other assets	1,237	(361)
Other liabilities	1,101	633

Net cash used in operating activities	(426)	(907)

Cash flows from investing activities:
Investment in subsidiaries	—	(591)
Dividends received from subsidiary	76	750
Purchase of securities available for sale	—	(51)
Proceeds from sale of securities available for sale	8	96
Sale of premises and equipment	—	4,492

Net cash provided by investing activities	84	4,696

Cash flows from financing activities:
Net decrease in other borrowings	—	(500)
Net proceeds from the sale of common stock	—	401
Principal repayments under capital lease obligation	—	(2,504)
Dividends paid	—	(752)

Net cash used in financing activities	—	(3,355)

Net (decrease) increase in cash	(342)	434
Cash at beginning of year	556	122

Cash at end of year	$214	556

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(20)	Contingencies

Various legal claims arise from time to time in the normal course of business. In the opinion of management of the Company, none have occurred that will have a material effect on the Company’s consolidated financial statements.

(21)	Regulatory Matters and Merger Agreement, including Subsequent Events

In 2007, the Office of Thrift Supervision concluded examinations of the operations of Federal Trust and the Bank. The Office of Thrift Supervision noted weaknesses and failures relating primarily to the Company’s real estate lending practices and asset quality, and their impact on capital and earnings. As a result, the Office of Thrift Supervision has issued Cease and Desist Orders to the Company and Bank, which are designed to ensure that the weaknesses noted in the recently concluded examinations are properly addressed. The orders provide that:

•

Federal Trust must submit for review and approval or non-objection by the Office of Thrift Supervision a capital plan to raise additional capital for the Bank and, if the additional capital cannot be raised to enter into a merger agreement with a merger or acquisition partner;

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

(21)	Regulatory Matters and Merger Agreement, including Subsequent Events, Continued

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

On April 15, 2008, the Federal Reserve Bank (the “FRB”) placed restrictions on the activities and transactions of the Bank. Those restrictions include being placed on a Real-Time Monitor status of the Bank’s account and a zero limit on the daylight overdraft capacity. In addition, the FRB has requested pledged collateral to the discount window as a result of these restrictions.

On November 14, 2008, Federal Trust Corporation entered into a merger agreement with The Hartford Financial Services Group, Inc. (“The Hartford”) and FT Acquisition Corporation (the “Merger Agreement”). Under the terms of the Merger Agreement, Federal Trust Corporation will merge (the “Merger”) with FT Acquisition Corporation, a wholly owned subsidiary of The Hartford, and stockholders of Federal Trust Corporation will receive $1.00 for each of their shares of Federal Trust Corporation common stock.

The Merger Agreement contains customary representations, warranties and covenants of The Hartford and Federal Trust Corporation. Federal Trust Corporation has agreed not to (i) solicit proposals relating to alternative business combination transactions or (ii) subject to certain exceptions, enter into discussions or an agreement concerning, or to provide confidential information in connection with, any proposals for alternative business combination transactions.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(21)	Regulatory Matters and Merger Agreement, including Subsequent Events, Continued

If Federal Trust Corporation terminates the Merger to accept a superior proposal or breaches certain specified covenants in the Merger Agreement, The Hartford will be entitled to receive a termination fee of $3.5 million from Federal Trust Corporation.

On January 12, 2009, the OTS approved the Bank’s capital restoration plan, subject to the Bank stipulating to the issuance of a Prompt Corrective Action Directive (the “Directive”). The Directive was issued and became effective on February 3, 2009 and includes restrictions on the operations of the Bank, many of which were already applicable to the Order; the Bank’s status as being in “troubled condition;” and the Bank falling into one of the three categories of undercapitalized institutions under Prompt Corrective Action statutes and regulations. The Directive also requires the Bank to comply with the terms of capital restoration plan and to either merge or be acquired by another financial institution.

On March 31, 2009, the Company and Bank entered into a Note Purchase Agreement (the “Agreement”) with The Hartford. Pursuant to the Agreement, the Company has issued and sold a note to The Hartford with a principal amount of $20.0 million. The note bears interest at a rate of 10.00% per year, and matures March 31, 2010. The proceeds of the note have been contributed by the Company to the Bank.

In addition on March 31, 2009, the OTS modified the Directive to extend to June 30, 2009, the date by which the Company must either merge or be acquired by another financial institution.

At March 31, 2009, the Bank reported Total Capital, Tier 1 Risk-based Capital and Tier 1 Capital of 5.4%, 4.1% and 2.7%, respectively. The injection of capital by The Hartford, partially offset by operating losses in the first quarter of 2009, changed the Company’s capital category from “critically under-capitalized” to “under-capitalized.”

On May 14, 2009, The Hartford received preliminary approval to participate in the U.S. Treasury’s Capital Purchase Program.

Although certain conditions to the merger have been satisfied, the Company is unable at this time to determine whether the merger will be completed. In addition, the Bank’s operating and capital requirements, the recurring losses due to recent increases in nonperforming loans, declining net interest margin and continuing high levels of operating expenses are all factors which raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Federal Trust Corporation

Sanford, Florida:

We have audited the accompanying consolidated balance sheets of Federal Trust Corporation and Subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 21 to the consolidated financial statements, the Company’s operating and capital requirements, the recurring losses due to recent increases in nonperforming loans, declining net interest margin and continuing high levels of operating expenses are all factors which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Notes 1 and 21. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HACKER, JOHNSON & SMITH PA

Orlando, Florida

June 12, 2009

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Not applicable.

ITEM 9A(T).	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Management, including the Company’s Chief Executive Officer (who is acting as the Company’s Chief Financial Officer), has made an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report pursuant to Exchange Act Rule 13(a)-15. Based upon the evaluation, the Chief Executive Officer has concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures are not effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

The Chief Executive Officer’s conclusion was based upon the fact that, at December 31, 2008, the Company did not have a Chief Financial Officer or other employee with requisite experience to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and, at December 31, 2008, as previously disclosed, the Company had not yet been permitted by the Office of Thrift Supervision to hire an outside firm or consultant to assist the Company with such tasks.

Notwithstanding the foregoing, management believes that the financial statements included in this Annual Report fairly present in all material respects the Company’s consolidated financial position, results of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America.

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

Due to limited resources, management has not assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. Based on the fact that the Company’s procedures were not adequately evaluated, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was not effective based on the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only the management’s report in this annual report.

(c)	Changes in Internal Controls

Effective November 14, 2008, the Company’s Chief Financial Officer resigned. There have been no other changes in the Company’s internal control over financial reporting during the fourth quarter of 2008 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

General

The table below sets forth certain information regarding our Board of Directors, Executive Officers and Directors of Federal Trust Bank who are not directors of Federal Trust Corporation as of December 31, 2008, including the terms of office of Board members.

Name (1)	Age	Current Term to Expire
DIRECTORS OF FEDERAL TRUST CORPORATION

Kenneth W. Hill	76	2009
Eric J. Reinhold	44	2009
Robert G. Cox	68	2010
Charles R. Webb	67	2010
Samuel C. Certo, PhD.	62	2011
Dennis T. Ward	57	2011
A. George Igler (2)	57	N/A
EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

Jennifer B. Brodnax	51	N/A
Mark E. McRae	40	N/A
DIRECTORS OF FEDERAL TRUST BANK WHO ARE NOT DIRECTORS OF FEDERAL TRUST CORPORATION

W. Daniel Allen	48	2009
A. Stewart Hall, Jr.	66	2009

All Directors and Executive Officers as a Group (10 persons)

(1)	The mailing address for each person listed is 312 West First Street, Suite 110, Sanford, Florida 32771.

(2)	Mr. Igler resigned as a director of Federal Trust Corporation effective March 27, 2009.

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

Dennis T. Ward was named President and Chief Executive Officer and Director of Federal Trust Corporation in September 2007. Mr. Ward was also appointed Chairman of the Board, President and Chief Executive Officer of Federal Trust Bank in September 2007. Mr. Ward joined Federal Trust as Executive Vice President and Chief Operating Officer in February 2007. Prior to joining Federal Trust Corporation, he served as Central Florida President for Regions Bank for nine years. His previous banking experience includes International Banking for SunTrust and National Bank of Detroit. Mr. Ward has over 32 years of banking experience.

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

Jennifer B. Brodnax joined Federal Trust Bank in June 1987 during its organization. For the past 21 years with Federal Trust Bank, Mrs. Brodnax has served in various management capacities. Mrs. Brodnax was appointed Executive Vice President, Retail Banking in January 2008.

Mark E. McRae joined Federal Trust Bank as Executive Vice President and Senior Loan Officer in November 2007. Mr. McRae has 18 years of commercial banking experience, primarily focused in middle market and business banking. Prior to joining Federal Trust Corporation, from 2004 to 2007, Mr. McRae was with Regions Bank in Central Florida as Commercial Middle Market Sales Manager. From 1995 to 2003, Mr. McRae was employed by Southtrust Bank, working in Tampa, Florida.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and any person who beneficially owns more than 10% of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Securities and Exchange Commission rules require disclosure in our Proxy Statement and Annual Report on Form 10-K of the failure of an officer, director or 10% beneficial owner of the shares of common stock to file a Form 3, 4 or 5 on a timely basis. Based on our review of such ownership reports, we believe that no officer, director or 10% beneficial owner failed to file such ownership reports on a timely basis for the year ended December 31, 2008.

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

Procedures for the Recommendation of Director Nominees by Shareholders

There have been no material changes to Federal Trust Corporation’s procedures for the submission of recommendations for director nominees by shareholders, as previously disclosed in our definitive proxy materials for the 2008 Annual Meeting of Shareholders.

Audit Committee

The Audit Committee reviews Federal Trust Corporation’s auditing, accounting, financial reporting, and internal control functions; recommends our independent auditor; and reviews its services. The Audit Committee is comprised of Kenneth W. Hill (Chairman), Robert G. Cox and Eric J. Reinhold, each of whom is considered independent under AMEX listing standards (which standards we are using to determine independence of our directors). Director Cox is the Audit Committee’s designated financial expert. The Audit Committee met three times during 2008.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation

Compensation Committee Determination of Executive Compensation

The Compensation Committee’s responsibilities, as they pertain to executive and director compensation, include:

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

At the beginning of each calendar year, the Compensation Committee, in consultation with the Chief Executive Officer, determines target base and total direct compensation levels for our executive officers based on several factors, including:

•	the executive officer’s role and responsibilities;

•	the significant and perhaps unexpected business challenges that the executive has faced or is likely to face;

•	the total compensation of executives who perform similar duties at other companies;

•	the total compensation for the executive officer during the prior fiscal year;

•	how the executive officer has contributed to our performance during the prior year;

•	the executive officer’s expected contribution and goals for the current year; and

•	our performance in comparison to our peers.

The Compensation Committee’s goal is to design a compensation program that will attract and retain executive officers by rewarding them for performance in relationship to achievement of corporate and personal performance goals.

The Compensation Committee has the sole authority with respect to retaining and terminating consulting firms that assist in the evaluation of the compensation of the Chief Executive Officer and other executive officers. For 2008, the Compensation Committee did not utilize any consulting firms.

Summary Compensation Table

The following Summary Compensation table provides information for the fiscal years ended December 31, 2008 and 2007 concerning the total compensation paid to the individual who served as our Chief Executive Officer during 2008 and the three other most highly compensated executive officers of Federal Trust Corporation and its subsidiaries during the year ended December 31, 2008. These officers are referred to as the “named executive officers” in the following discussions. The columns entitled “Bonus,” “Stock Awards,” “Nonequity incentive plan compensation” and “Nonqualified deferred compensation earnings” have been omitted as inapplicable.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Dennis T. Ward, Chief Executive Officer and President	2008	250,000	17,102	29,302	296,404
	2007	178,846	2,850	15,511	197,207
Gregory E. Smith (4) Executive Vice President and Chief Financial Officer	2008	156,115	3,798	24,934	184,847
	2007	164,615	12,703	24,228	201,546
Jennifer B. Brodnax Executive Vice President – Retail Banking, Federal Trust Bank	2008	103,000	1,389	19,532	123,921
	2007	102,885	—	22,451	125,336
Mark E. McRae Executive Vice President and Senior Loan Officer, Federal Trust Bank	2008	145,000	1,389	18,617	165,006

(1)	Includes all compensation in the year earned whether received or deferred at the election of the executive.

(2)	Reflects the value of stock options granted under the Amended and Restated 1998 Key Employee Stock Compensation Program. The value is the amount recognized for financial statement reporting purposes in accordance with Statement of Financial Accounting Standards 123(R), “Share-Based Payment.” The assumptions used in the valuation of these awards are included in Notes 1 and 14 to our audited financial statements for the year ended December 31, 2008 included in this Annual Report on Form 10-K for the year ended December 31, 2008.

(3)	All Other Compensation for 2008 includes the value of:

	Dennis T. Ward	Gregory E. Smith	Jennifer B. Brodnax	Mark E. McRae
Health & life insurance premiums	$16,442	$16,442	$16,442	$16,442
Social/country club dues	5,937	—	—	—
401(k) plan contributions	6,923	4,683	3,090	2,175
Unused vacation days	—	3,809	—	—

Total	$29,302	$24,934	$19,532	$18,617

(4)	Mr. Smith resigned effective November 14, 2008.

Our total compensation consists of five components:

•	base salary;

•	cash performance-based annual incentives;

•	stock options;

•	deferred compensation (qualified and nonqualified); and

•	other benefits and limited perquisites.

Base Salary. When determining base salary, the Compensation Committee takes into consideration a number of factors, including market data, prior salary, job responsibilities and changes in job responsibilities, achievement of specified goals, individual experience, demonstrated leadership, performance potential, actual performance, and retention considerations. These factors are not weighed or ranked in any particular way. For 2008, none of our executive officers received increases in base salary.

Annual Incentives. Annual cash incentives are awarded to executive officers based upon their individual performance and our financial performance. Bonuses for executive officers are not established pursuant to incentive plans, but can be recommended by the Compensation Committee for Board of Directors approval. The Board of Directors adopted the Compensation Committee’s recommendation not to pay cash bonuses to named executive officers for 2008.

Long-Term Incentive Compensation. We also provide long-term incentive compensation to our executive officers through the 1998 Key Employee Stock Compensation Program (the “Program”). The Compensation Committee believes stock-based awards help align the financial interests of management with the shareholders’ interests, since the ultimate value of stock-based awards is tied to the value of our stock.

The Program allows us to grant stock options and stock appreciation rights. These types of awards measure financial performance over a longer period of time than the other methods of compensation. To date, our long-term incentive compensation for executive officers has been comprised of stock options only.

When granting awards, the Compensation Committee takes into account the following subjective and objective factors:

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

Stock Options. We did not grant any stock options to the named executive officers in 2008.

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

Employee Stock Ownership Plan contributions are determined annually by Federal Trust Corporation’s Board of Directors, taking into consideration prevailing financial conditions, our fiscal requirements, and other factors deemed relevant by the Board of Directors. In general, contributions of up to 15% of total compensation paid to employees during the year can be made to the Employee Stock Ownership Plan. The contribution made on behalf of each participant equals the proportion that each participant’s compensation for the year bears to the total compensation of all participants for the year. In 2008, the Employee Stock Ownership Plan utilized the remaining funds available for investment of $428,000 to repay a portion of the loan, with the remaining $88,000 of the Employee Stock Ownership Plan loan being forgiven and expensed in operations. As a result, the remaining 34,482 unallocated shares are to be allocated to the participants of the Employee Stock Ownership Plan. In 2007, loan forgiveness of $161,000 was expensed in operations.

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

Other Benefits and Perquisites. Executive officers receive other benefits also available to other employees. For example, we provide executive officers and other salaried employees with health and disability insurance, vacation pay, and sick pay. We also provide our Chief Executive Officer with a country club membership. The executive officers are responsible for reimbursing us for any “social expenses” incurred, except to the extent that they are specifically, directly, and exclusively made in connection with business development, such as travel and boarding for conferences, trade association meetings, and dinners or social outings with vendors and potential bank customers.

Retirement Benefits. Retirement benefits are intended both to recognize, over the long term, services rendered to Federal Trust Corporation and to keep our overall pay packages for executives comparable to those of our competitors in our markets. We maintain supplemental earnings and retirement plans for our Executive Vice President and Chief Financial Officer, Gregory E. Smith ($10,000 per year at age 65, for life), and for Federal Trust

Bank Senior Vice President/Retail Banking Jennifer B. Brodnax ($20,000 per year at age 65, for life). The executive officers can opt for early retirement at age 62, provided they have ten years of service. If an officer elects early retirement, the retirement benefit would be reduced by 15%. Mr. Smith forfeited these benefits when he resigned in 2008.

In addition, we maintain a 401(k) Plan, which permits participants to defer additional portions of their salary for retirement. We match a portion of these contributions for executive officers and all other eligible participants. The Compensation Committee believes it is appropriate to maintain these additional contributory plans, with the matching feature, to provide an additional incentive for the participants to further provide for their retirement.

Severance and Other Employment-Related Agreements. Federal Trust Corporation currently has severance agreements with each of the named executive officers. We believe these types of agreements are necessary so that we may attract and retain key executives. The amount of each termination benefit is two times the executive officers’ highest salary, and such benefit is paid if an executive officer is terminated without “Just Cause” (as defined in the severance agreements) or the executive officer terminates his or her own employment, each after a “Change in Control” of Federal Trust Corporation (as defined in the severance agreements). The termination amounts were considered to be reasonable based upon the banking experience and knowledge of these senior executive officers. The benefits include a lump sum cash payment (base salary only) and continued health benefits for an extended period of time. In addition, the individual stock option agreements for executives who have been awarded stock options provide for full acceleration of all outstanding and unvested equity awards in the event of a Change in Control of Federal Trust Corporation.

2008 Outstanding Equity Awards at Fiscal Year-End

The following table discloses the stock options owned by the named executives at December 31, 2008.

Name	Number of Securities Underlying Unexercised Options Exercisable (1)	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price (1)		Option Expiration Date
Dennis T. Ward, Chief Executive Officer and President	16,666	33,334	(2)		$4.80	10/25/2010
Gregory E. Smith Executive Vice President and Chief Financial Officer	3,333 4,080 15,300 15,300	6,667 6,120 — —	(3) (4)	$ $ $ $	2.53 12.16 4.99 7.47	12/17/2014 1/29/2016 4/24/2013 10/23/2013
Jennifer B. Brodnax Executive Vice President – Retail Banking, Federal Trust Bank	1,666 24,117 1,382 5,100	3,334 — — —	(3)	$ $ $ $	2.53 7.47 3.92 3.92	12/17/2014 10/23/2013 9/30/2012 5/21/2008
Mark E. McRae Executive Vice President and Senior Loan Officer, Federal Trust Bank	1,666	3,334	(3)		$2.53	12/17/2014

(1)	Number of shares and exercise price have been adjusted for the 2% stock dividend distributed on June 12, 2006.

(2)	Reflects a grant of 50,000 stock options on October 25, 2007, which vest over three years starting one year from the date of grant.

(3)	Reflects a grant of options on December 17, 2007, which vest over three years starting one year from the date of grant.

(4)	Reflects a grant of options (split-adjusted) granted January 30, 2006, which vest over five years starting one year from the date of grant.

Director Compensation

For 2008, we accrued for payment to each Federal Trust Corporation director a quarterly retainer of $2,500, and paid $2,250 per Board meeting attended in person. Mr. Ward does not receive the quarterly retainer or board fees for his service on the boards of directors.

For 2008, we paid to each Federal Trust Bank director $1,000 per full Board meeting and $250 per committee meeting

Directors fees that have been accrued, but not yet paid, have been deferred until the completion of the Merger with The Hartford.

The following table summarizes the compensation paid to or accrued for payment to the non-employee directors of Federal Trust Corporation and Federal Trust Bank during 2008. The columns entitled “Nonequity incentive plan compensation,” “Nonqualified deferred compensation earnings” and “All other compensation” have been omitted as inapplicable.

2008 Director Compensation Table

	Federal Trust Corporation					Federal Trust Bank Fees	Total ($)
Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)		Stock Awards ($)(2)		Earned or Paid in Cash ($)
Samuel C. Certo, PhD.	$23,500	$—		$10,045	(3)	$14,500	$48,045
Robert G. Cox	$23,500	$31,176	(4)	$19,257	(4)	$—	$73,933
Kenneth W. Hill	$23,500	$—	(5)	$—		$15,000	$38,500
A. George Igler	$21,250	$—	(6)	$—		$—	$21,250
Eric J. Reinhold	$21,250	$3,260	(7)	$—		$—	$24,510
Charles R. Webb	$23,500	$23,282	(8)	$—		$—	$46,782

(1)	Reflects the value of stock options granted under the 1998 Directors’ Stock Option Plan and the 2005 Directors’ Stock Plan. The value is the amount recognized for financial statement reporting purposes in accordance with Statement of Financial Accounting Standards 123(R), “Share-Based Payment.” The assumptions used in the valuation of these awards are included in Notes 1 and 14 to our audited financial statements for the year ended December 31, 2008 included in this Annual Report on Form 10-K for the year ended December 31, 2008.

(2)	The value is the amount recognized for financial statement reporting purposes in accordance with Statement of Financial Accounting Standards 123(R), “Share-Based Payment,” in connection with our 2005 Director Stock Plan. Expense for restricted stock units for a year is calculated by multiplying the number of units initially granted by the closing price of our shares of common stock on the date of grant, and then dividing that total by the number of restricted stock units that vest during the year.

(3)	At December 31, 2008, Dr. Certo had 4,219 vested restricted stock units.

(4)	At December 31, 2008, Mr. Cox had 5,000 vested stock options, 45,000 unvested stock options, 3,798 vested restricted stock units and 3,798 unvested restricted stock units.

(5)	At December 31, 2008, Mr. Hill had 12,374 vested stock options.

(6)	At December 31, 2008, Mr. Igler had 22,620 vested stock options.

(7)	At December 31, 2008, Mr. Reinhold had 1,400 vested stock options.

(8)	At December 31, 2008, Mr. Webb had 10,000 vested stock options.

1998 Directors’ Stock Option Plan. Our 1998 Directors’ Stock Option Plan (“1998 Directors’ Plan”) was approved by our shareholders at the 1998 Annual Meeting, and was subsequently amended at the 2002 Annual Meeting to increase the number of shares reserved for issuance. The 1998 Directors’ Plan authorizes the granting of up to 141,337 shares of common stock (reflecting the 2% stock dividend) through the granting of compensatory stock options.

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

2005 Directors’ Stock Plan. At the 2005 Annual Meeting, our shareholders approved the adoption of the 2005 Directors’ Stock Plan (the “2005 Plan”). Under the 2005 Plan, 91,800 shares of Federal Trust Corporation’s common stock have been reserved (reflecting the 2% stock dividend). Awards made under the 2005 Plan may be in the form of shares of common stock, stock units, or stock options. Each director of Federal Trust Corporation and its subsidiaries may be granted an annual stock retainer, in which the director annually elects to receive either shares or stock units. A stock unit is the right to receive a share of common stock on a date elected by the director. Awards made as part of an annual stock retainer will be granted quarterly to coincide with the quarterly payment of the director’s annual cash retainer. The number of shares or stock units granted each quarter will be equal to up to 25% of the director’s annual cash retainer divided by the fair market value per share on the date of the award.

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

The 2005 Plan also provides for discretionary awards, which may be granted by the Board in its sole discretion, to recognize any additional services provided to the Board or Federal Trust Corporation or as a special grant to all directors. These discretionary awards may be in the form of stock options, award of shares, or stock units; provided, however, that any stock options granted may not be exercisable for less than fair market value per share on the date of grant, and must be exercised at least six months from the date of grant and before the earlier of: (i) up to ten years after the date of the award; or (ii) one year from the date the director’s service is terminated by reason of retirement or death.

Effects of the Merger on Executive and Director Compensation.

Employee Severance Agreements. In the event of their termination of employment in connection with the Merger, and subject to Office of Thrift Supervision approval, Senior Vice President/Retail Banking Jennifer B. Brodnax and Executive Vice President and Senior Loan Officer Mark E. McRae would be entitled to a cash severance payment equal to $206,000 and $290,000, respectively.

Amended and Restated Employee Severance Agreement. In connection with the Merger, The Hartford and Federal Trust Bank intend to amend and restate the severance agreement with President and Chief Executive Officer Dennis T. Ward. This restated agreement will be effective upon consummation of the Merger. The agreement provides for the continued at will employment of Mr. Ward with a base salary of $250,000 per year. Under the agreement, Mr. Ward will be eligible in 2009 to participate in a bonus program with a “target bonus” equal to 35% of Mr. Ward’s annual base salary, and will also be eligible to receive a cash retention payment equal to $500,000, payable in two installments, the first of which is payable in an amount of $166,665 30 days after the effective date of the Merger, and the remainder of which is payable on the first anniversary of the effective date of the Merger, provided that Mr. Ward is employed by Federal Trust Bank on the payment date or his employment has been terminated without “Just

Cause” (as defined in the agreement) or the executive has resigned with “Good Reason” (as defined in the agreement) prior to the payment date. In the event of Mr. Ward’s termination of employment without “Just Cause” or upon his resignation for “Good Reason” during the one-year period following the effective date of the Merger, Mr. Ward will be entitled to continued life, health and disability insurance coverage until the earlier of his obtaining new employment with similar coverage or one year from the date of termination.

Salary Continuation Agreement. Federal Trust Bank maintains a Salary Continuation Agreement with Senior Vice President/Retail Banking Jennifer B. Brodnax, which provides for the payment of an annual benefit of $20,000, payable in monthly installments of $1,666.66, commencing on January 1 of the year following the year in which the executive attains her normal retirement date (age 65) and continuing for life. In the event of a change in control while the executive is employed by Federal Trust Bank, the executive will be entitled to 100% of the normal retirement benefit, as if the executive worked until age 65. Payment will be made as a present value lump sum payment within 60 days of the change in control, based on a discount rate of 8% and a life expectancy of age 82. Ms. Brodnax will be entitled to a cash lump sum payment of $59,088 within 60 days following the Merger under the Salary Continuation Agreement.

Stock Options. At the effective date of the Merger, each outstanding option granted by Federal Trust Corporation to purchase shares of Federal Trust Corporation common stock, whether vested or unvested, pursuant to the Amended and Restated 1998 Key Employees Stock Compensation Program, the Amended and Restated 1998 Directors’ Stock Option Plan, and the 2005 Directors’ Stock Plan, will be canceled, in exchange for a cash payment equal to the number of shares of Federal Trust Corporation covered by the option, multiplied by the amount, if any, by which $1.00, without interest, exceeds the exercise price per share under the option, less any required withholding taxes. No outstanding options have an exercise price less than $1.00. Accordingly, no payments will be made to any option holder in connection with the cancellation of the options (including officers and directors).

Restricted Stock Units. At the effective date of the Merger, each unvested restricted stock unit with respect to shares of Federal Trust Corporation common stock granted pursuant to the 2005 Directors’ Stock Plan that is outstanding immediately prior to the effective date of the Merger will be canceled, in exchange for a cash payment equal to the number of shares subject to the restricted stock units, multiplied by $1.00, without interest, less any required withholding taxes. The stock unit award agreements provide that vested restricted stock units will be distributed following the earlier of the director’s retirement, resignation, or removal as a director.

Employee Stock Ownership Plan. At the effective time of the Merger, each share of common stock held by the Federal Trust Bank Employee Stock Ownership Plan will be converted into the right to receive $1.00.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table contains information concerning the persons and entities known to us to be beneficial owners of 5% or more of our outstanding shares common stock as of May 31, 2009.

Name and Address of Beneficial Owner	Number of Shares		Percent of Class (1)
Estate of Einar Paul Robsham Post Office Box 5183 Cochituate, MA 01778	488,400	(2)	5.20%
Benjamin Partners 589 Broadway New York, NY 10012	507,960	(3)	5.41%

(1)	Based upon 9,436,305 shares outstanding as of the record date.

(2)	As reported in the Schedule 13D filed with the Securities and Exchange Commission on June 19, 2000.

(3)	As reported in the Schedule 13D filed with the Securities and Exchange Commission on February 15, 2007. Includes other affiliated parties, in addition to Benjamin Partners.

Security Ownership of Management

The table below sets forth information regarding share ownership of our Board of Directors, Executive Officers and Directors of Federal Trust Bank who are not directors of Federal Trust Corporation as of May 31, 2009.

Name	Shares of Common Stock Beneficially Owned (1)		Percent of Class
DIRECTORS OF FEDERAL TRUST CORPORATION
Kenneth W. Hill	67,814	(2)	*
Eric J. Reinhold	7,400	(3)	*
Robert G. Cox	37,991	(4)	*
Charles R. Webb	23,000	(5)	*
Samuel C. Certo, PhD.	99,063	(6)	1.0%
Dennis T. Ward	19,766	(7)	*
EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS
Jennifer B. Brodnax	100,544	(8)	1.1
Mark E. McRae	1,666	(9)	*
DIRECTORS OF FEDERAL TRUST BANK WHO ARE NOT DIRECTORS OF FEDERAL TRUST CORPORATION
W. Daniel Allen	100		*
A. Stewart Hall, Jr.	8,160		*
All Directors and Executive Officers as a Group (10 persons)	712,610	(10)	7.6%

*	Less than 1%.

(1)	Includes shares for which the named person has sole voting and investment power, has shared voting and investment power with a spouse or holds in an IRA or other retirement plan program, unless otherwise indicated in these footnotes.

(2)	Includes 55,080 shares of common stock and 12,734 options to purchase common stock that have vested or vest within 60 days of May 31, 2009.

(3)	Includes 6,000 shares of common stock and 1,400 options to purchase common stock that have vested or vest within 60 days of May 31, 2009.

(4)	Includes 15,860 shares of common stock, 18,333 options to purchase common stock that have vested or vest within 60 days of May 31, 2009 and 3,798 restricted stock units that have vested or vest within 60 days of May 31, 2009.

(5)	Includes 13,000 shares of common stock and 10,000 options to purchase common stock that have vested or vest within 60 days of May 31, 2009.

(6)	Includes 94,844 shares of common stock and 4,219 restricted stock units that have vested or vest within 60 days of May 31, 2009.

(7)	Includes 3,100 shares of common stock and 16,666 options to purchase common stock that have vested or vest within 60 days of May 31, 2009.

(8)	Includes 29,117 shares owned directly, 1,816 shares in Federal Trust Corporation’s Stock Bonus Plan, over which Ms. Brodnax has sole voting and investment power, 26,301 shares in Federal Trust Corporation’s 401(k) Plan, 16,145 shares held in the Federal Trust Corporation employee stock ownership plan and 27,165 options to purchase common stock that have vested or vest within 60 days of May 31, 2009.

(9)	Consists of options to purchase common stock that have vested or vest within 60 days of May 31, 2009.

(10)	Includes 269,523 shares of common stock, 87,964 options to purchase shares of common stock that have vested or vest within 60 days of May 31, 2009, 8,017 restricted stock units that have vested or vest within 60 days of May 31, 2008, 160,961 shares held under the Federal Trust Corporation 401(k) Plan, for which our executive officers serve as trustees and 186,145 shares held under the Federal Trust Corporation Employee Stock Ownership Plan, for which our executive officers serve as trustees. Such totals do not include 401(k) Plan and Employee Stock Ownership Plan shares held for the benefit of Ms. Brodnax.

Changes in Control

Except for the Merger, as contemplated by the Merger Agreement, Federal Trust Corporation is not aware of any arrangements, including any pledge by any person of its securities, the operation of which may, at a subsequent date result in a change in control of Federal Trust Corporation.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information at December 31, 2008, about the number of shares reserved for issuance under our 1998 Key Employee Stock Compensation Program, the 1998 Directors Stock Option Plan, the Key Employee Stock Bonus Plan and the 2005 Directors Stock Plan. No disclosure is provided for our Employee Stock Ownership Plan, which is a qualified plan under Section 401(a) of the Internal Revenue Code.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants or Rights	Weighted Average Exercise Price of Outstanding Options, Warrants or Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:
1998 Key Employee Stock Compensation Program	163,567	$5.83	437,417
1998 Directors Stock Option Plan	64,020	$4.83	4,180
2005 Directors Stock Plan	87,763	$9.04	3,055

	315,530	$6.52	444,652
Equity compensation plans not approved by security holders:
Key Employee Stock Bonus Plan	—	N/A	7,050

Total	315,530	$6.52	451,702

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

There are no family relationships, as defined in the Securities and Exchange Commission rules or the AMEX rules, between any of our executive officers or directors. When a transaction, however, involves an officer, director, principal shareholder or affiliate of Federal Trust Corporation, Federal Trust Bank or Federal Trust Mortgage Company, it is our policy that the transaction must be on terms no less favorable to us than could be obtained from an unaffiliated party. All such transactions must be approved in advance by a majority of Federal Trust Corporation’s or Federal Trust Bank’s independent and disinterested directors. As of December 31, 2008, there were no such loans outstanding. The Board of Directors has determined that Messrs. Igler and Webb are independent, notwithstanding the relationships described below.

In the ordinary course of business, we may use the services of companies, partnerships, or firms of which our directors are officers, directors or owners. We have retained in the past the law firm of Igler & Dougherty, P.A., Tallahassee, Florida, of which Director A. George Igler is a member. Legal fees paid to the firm for its services, exclusive of direct costs, were $7,974 in 2008 and $147,795 in 2007.

We have entered into a consulting agreement with Ernst & Webb, LLC, of which Director Charles R. Webb is a Principal. Consulting fees paid to Ernst & Webb, LLC, exclusive of direct costs, were $115,696 in 2008.

Director Independence

The Board of Directors has determined that all of our directors presently in office are independent, except for Chief Executive Officer and President Dennis T. Ward.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Auditor Fees and Services

The following table sets for the aggregate fees billed for professional services rendered to Federal Trust Corporation for years indicated.

	For the Year Ended December 31,
	2008	2007
Audit Fees	$89,000	$137,000
Audit Related Charges	—	—
Tax Fees	11,000	11,000
All Other Fees	30,000	—

Total	$130,000	$148,000

Audit Fees were for professional services by Hacker, Johnson & Smith PA in connection with the audit of our consolidated financial statements, reviews of the financial statements included in our quarterly filings with the Securities and Exchange Commission and statutory and subsidiary audits.

Tax Fees were for tax compliance and consulting, including the preparation of our corporate tax returns.

All other fees relate to the Company’s stock offering efforts.

Our Audit Committee Charter provides that the Audit Committee shall approve in advance all audit, audit related, tax, and other non-audit services to be provided by the independent registered public accounting firm. In all instances, Hacker, Johnson & Smith PA’s performance of the services described above for 2008 and 2007 was pre-approved by our Audit Committee.

Compatibility of Fees

The Audit Committee has considered the provision of non-audit services by Hacker, Johnson & Smith, P.A. for such services and believes that the provision of such services and their fees are compatible with maintaining Hacker, Johnson & Smith, P.A.’s independence.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

The following documents are filed as part of this report under “Item 8. Financial Statements and Supplementary Data.”

•	Consolidated Financial Statements of Federal Trust (including all required schedules):

1.	Consolidated Balance Sheets at December 31, 2008 and 2007;

2.	Consolidated Statements of Operations, Stockholders’ Equity (Deficit), and Cash Flows for years ended December 31, 2008 and 2007;

3.	Notes to Consolidated Financial Statements; and

4.	Report of Independent Registered Public Accounting Firm.

Exhibits

	Exhibit No.	Description of Exhibit

(1)	3.1	1996 Amended Articles of Incorporation and the 1995 Amended and Restated Articles of Incorporation of Federal Trust
(1)	3.2	1995 Amended and Restated Bylaws of Federal Trust
(2)	3.3	1998 Articles of Amendment to Articles of Incorporation of Federal Trust
(3)	3.4	1999 Articles of Amendment to Articles of Incorporation of Federal Trust
(11)	3.5	Amendments to Bylaws of Federal Trust
(12)	3.6	2008 Articles of Amendment to Articles of Incorporation of Federal Trust
(1)	4.0	Specimen of Common Stock Certificate
(4)	10.1	Amended and Restated 1998 Key Employee Stock Compensation Program
(5)	10.2	Amended and Restated 1998 Directors’ Stock Option Plan
(6)	10.3	2005 Directors’ Stock Plan
(7)	10.4	Severance and Release Agreement with James V. Suskiewich
(8)	10.5	Employee Severance Agreement with Dennis T. Ward
(8)	10.6	Employee Severance Agreement with Gregory E. Smith
(8)	10.7	Employee Severance Agreement with Jennifer B. Brodnax
(8)	10.8	Employee Severance Agreement with Mark E. McRae
(8)	10.9	Amended Salary Continuation Agreement with Gregory E. Smith
(8)	10.10	Amended Salary Continuation Agreement with Jennifer B. Brodnax
(8)	10.11	Employee Stock Ownership Plan
(10)	10.12	Key Employee Stock Bonus Plan and Trust Agreement
	10.13	Prompt Corrective Action Directive, Including Amendments
	10.14	Notice, dated February 26, 2009, of Extension of Initial End Date of Agreement and Plan of Merger by and between The Hartford Financial Services Group, Inc., FT Acquisition Corporation and Federal Trust Corporation, dated as of November 14, 2008
	10.15	Note Purchase Agreement, dated as of March 31, 2009
	10.16	Note Due March 31, 2010 dated March 31, 2009, principal amount U.S. $20,000,000
(9)	14.1	Code of Ethical Conduct
	31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to Rule 13a – 14(a)
	32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from Registrant’s Registration Statement on form SB-1, as declared effective on October 7, 1997 (Commission File No. 333-30883).

(2)	Incorporated by reference from Registrant’s Definitive Proxy Statement for its 1998 Annual Meeting of Shareholders, filed on April 28, 1998 (Commission File No. 001-31724).

(3)	Incorporated by reference from Registrant’s 1999 Definitive Proxy Statement for its 1999 Annual Meeting of Shareholders, filed on April 16, 1999 (Commission File No. 001-31724).

(4)	Incorporated by reference from Registrant’s Registration Statement on form S-8, filed on December 10, 2002 (Commission File No. 333-101738).

(5)	Incorporated by reference from Registrant’s Registration Statement on form S-8, filed on December 10, 2002 (Commission File No. 333-101736).

(6)	Incorporated by reference from Registrant’s Definitive Proxy Statement for its 2005 Annual Meeting of Shareholders, filed on April 25, 2005 (Commission File No. 001-31724).

(7)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2007, filed on November 9, 2007 (Commission File No. 001-31724).

(8)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2007, filed on March 17, 2008 (Commission File No. 001-31724).

(9)	Incorporated by reference from Registrant’s Annual Report on Form 10-KSB for the Fiscal Year Ended December 31, 2003, filed on March 30, 2004 (Commission File No. 001-31724).

(10)	Incorporated by reference from Registrant’s Amendment No. 1 to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2007, filed on April 29, 2008 (Commission File No. 001-31724).

(11)	Incorporated by reference from Registrant’s Amendment No. 2 to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2007, filed on June 27, 2008 (Commission File No. 001-31724).

(12)	Incorporated by reference from Registrant’s Registration Statement on Form S-1, initially filed on April 2, 2008 (Commission File No. 333-150051).

SIGNATURES

Pursuant to the requirement of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL TRUST CORPORATION
(Registrant)

Date:	June 12, 2009	By:	/s/ Dennis T. Ward
Dennis T. Ward
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Dennis T. Ward Dennis T. Ward	President and Chief Executive Officer	June 12, 2009

/s/ Samuel C. Certo Samuel C. Certo	Director	June 12, 2009

/s/ Kenneth W. Hill Kenneth W. Hill	Director	June 12, 2009

/s/ Eric J. Reinhold Eric J. Reinhold	Director	June 12, 2009

/s/ Robert J. Cox Robert G. Cox	Director	June 12, 2009

/s/ Charles E. Webb Charles R. Webb	Director	June 12, 2009