Form 10-Q
period 2009-03-31
FEDERAL TRUST CORP
filed 2009-06-12
CIK 842640

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2009.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files.)    YES  ☐    NO  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common stock, par value $.01 per share	9,436,305 Shares
(class)	Outstanding at June 10, 2009

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

($ in thousands)

	At
	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$3,886	$5,793
Interest-earning deposits	52,637	39,756

Cash and cash equivalents	56,523	45,549

Securities available for sale	28,998	33,237
Loans, less allowance for loan losses of $26,575 in 2009 and $25,977 in 2008	440,224	450,172
Accrued interest receivable	2,571	2,845
Premises and equipment, net	17,817	18,039
Foreclosed assets	16,273	16,411
Federal Home Loan Bank of Atlanta stock	7,758	8,505
Mortgage servicing rights, net	349	375
Bank-owned life insurance	7,862	7,778
Other assets	1,762	1,979

Total assets	$580,137	$584,890

Liabilities and Stockholders’ Deficit

Liabilities:
Noninterest-bearing demand deposits	$10,301	$9,718
Interest-bearing demand deposits	26,749	28,048
Money-market deposits	81,362	68,802
Savings deposits	2,279	2,250
Time deposits	288,679	302,937

Total deposits	409,370	411,755

Federal Home Loan Bank of Atlanta advances	149,000	161,500
Other borrowings	20,000	—
Junior subordinated debentures	5,155	5,155
Accrued interest payable	1,300	1,088
Official checks	1,094	834
Other liabilities	7,006	7,365

Total liabilities	592,925	587,697

Commitments and contingencies

Stockholders’ deficit:
Common stock, $.01 par value, 15,000,000 shares authorized; 9,436,305 shares issued and outstanding	94	94
Additional paid-in capital	44,182	44,162
Accumulated deficit	(54,673)	(45,335)
Accumulated other comprehensive loss	(2,391)	(1,728)

Total stockholders’ deficit	(12,788)	(2,807)

Total liabilities and stockholders’ deficit	$580,137	$584,890

See Accompanying Notes to Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

($ in thousands, except per share information)

	Three Months Ended March 31,
	2009	2008
Interest income:
Loans	$5,161	$7,999
Securities - taxable	368	548
Securities - nontaxable	77	93
Other	12	366

Total interest income	5,618	9,006

Interest expense:
Deposits	3,543	5,099
Borrowings	1,608	1,867

Total interest expense	5,151	6,966

Net interest income	467	2,040

Provision for loan losses	3,797	1,965

Net interest income after provision for loan losses	(3,330)	75

Other income:
Service charges and fees	109	125
Gain on sale of loans held for sale	1	199
Net gain on sale of securities available for sale	—	58
Net loss on sale of foreclosed assets	(285)	(81)
Rental income	99	104
Increase in cash surrender value of life insurance policies	84	109
Other	30	53

Total other income	38	567

Other expenses:
Salary and employee benefits	1,594	1,986
Occupancy expense	683	700
Professional services	199	331
Data processing	279	285
Marketing and advertising	—	63
Deposit insurance premium	530	307
Foreclosure expenses	191	152
Other-than-temporary impairment of securities available for sale	2,262	—
Other	308	470

Total other expenses	6,046	4,294

Loss before income taxes	(9,338)	(3,652)

Income tax benefit	—	7,531

Net loss	$(9,338)	$(11,183)

Loss per share:
Basic	$(.99)	$(1.19)

Diluted	$(.99)	$(1.19)

Weighted-average shares outstanding for (in thousands):
Basic	9,436	9,394

Diluted	9,436	9,394

Cash dividends per share	$—	$—

See Accompanying Notes to Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit)

For the Three Months Ended March 31, 2009 and 2008

($ in thousands)

	Common Stock		Additional Paid-In	Accumulated	Unallocated ESOP	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	Shares	Loss	(Deficit)
Balance at December 31, 2007	9,436,305	$94	$44,433	$(3,755)	$(358)	$(728)	$39,686

Comprehensive loss:
Net loss (unaudited)	—	—	—	(11,183)	—	—	(11,183)

Change in unrealized loss on securities available for sale, net of deferred tax asset valuation allowance (unaudited)	—	—	—	—	—	(724)	(724)

Comprehensive loss (unaudited)	—	—	—	—	—	—	(11,907)

ESOP shares committed to be allocated	—	—	(74)	—	74	—	—

Share-based compensation (unaudited)	—	—	25	—	—	—	25

Balance at March 31, 2008 (unaudited)	9,436,305	$94	$44,384	$(14,938)	$(284)	$(1,452)	$27,804

Balance at December 31, 2008	9,436,305	$94	$44,162	$(45,335)	$—	$(1,728)	$(2,807)

Comprehensive loss:
Net loss (unaudited)	—	—	—	(9,338)	—	—	(9,338)
Change in unrealized loss on securities available for sale, net of deferred tax asset valuation allowance (unaudited)	—	—	—	—	—	(663)	(663)

Comprehensive loss (unaudited)	—	—	—	—	—	—	(10,001)

Share-based compensation (unaudited)	—	—	20	—	—	—	20

Balance at March 31, 2009 (unaudited)	9,436,305	$94	$44,182	$(54,673)	$—	$(2,391)	$(12,788)

See Accompanying Notes to Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

($ in thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(9,338)	$(11,183)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	222	254
Provision for loan losses	3,797	1,965
Net loss on sale of foreclosed assets	285	81
Net amortization of premiums and discounts on securities	(62)	(47)
Net amortization of loan origination fees, costs, premiums and discounts	221	293
Amortization of mortgage servicing rights	26	26
Increase in cash surrender value of life insurance policies	(84)	(109)
Proceeds from sales of loans held for sale	169	601
Loans originated for sale	(168)	(634)
Gain on sale of loans held for sale	(1)	(199)
Loss on disposal of fixed assets	—	11
Net gain on sales of securities available for sale	—	(58)
Other-than-temporary impairment of securities available for sale	2,262	—
Deferred tax expense	—	7,544
Share-based compensation	20	25
Cash provided by (used in) resulting from changes in:
Accrued interest receivable	274	862
Other assets	217	2,222
Accrued interest payable	212	(330)
Official checks	260	(346)
Other liabilities	(775)	(39)

Net cash provided by (used in) operating activities	(2,463)	939

Cash flows from investing activities:
Proceeds from principal repayments and sales of securities available for sale	1,376	11,097
Loan principal repayments, net of originations	2,454	25,480
Proceeds from sales of loans transferred to held for sale	—	12,051
Purchase of premises and equipment	—	(79)
(Purchase) redemption of Federal Home Loan Bank stock	747	(534)
Net proceeds from sale of foreclosed assets	3,329	432

Net cash provided by investing activities	7,906	48,447

Cash flows from financing activities:
Net decrease in deposits	(2,385)	(27,686)
Net increase (decrease) in Federal Home Loan Bank advances	(12,500)	13,000
Net increase in other borrowings	20,000	—
Net increase in advance payments from borrowers for taxes and insurance	416	399

Net cash provided by (used in) financing activities	5,531	(14,287)

Net increase in cash and cash equivalents	10,974	35,099

Cash and cash equivalents at beginning of period	45,549	9,177

Cash and cash equivalents at end of period	$56,523	$44,276

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited), Continued

($ in thousands)

	Three Months Ended March 31,
	2009	2008
Supplemental disclosure of cash flow information- Cash paid during the period for:
Interest	$4,939	$7,296

Income taxes	$—	$—

Noncash transactions:

Foreclosed assets acquired in settlement of loans	$3,476	$1,084

Other comprehensive loss, net change in unrealized loss on securities available for sale, net of tax	$(663)	$(724)

Transfer of loans in portfolio to loans held for sale	$—	$4,227

Mortgage servicing rights recognized upon sale of loans held for sale	$—	$42

Transfer from other assets to premises and equipment	$—	$106

See Accompanying Notes to Consolidated Financial Statements.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1) Description of Business and Basis of Presentation

Organization. Federal Trust Corporation (“Federal Trust”) is the sole shareholder of Federal Trust Bank (the “Bank”) and Federal Trust Mortgage Company (the “Mortgage Company”). Federal Trust operates as a unitary savings and loan holding company. Federal Trust’s primary business activity is the operation of the Bank and the Mortgage Company. The Bank is a federally-chartered stock savings bank. The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation. The Bank provides a wide range of banking services to individual and corporate customers through its 11 full-service branch offices located in Orange, Seminole, Volusia, Lake and Flagler Counties, Florida. Until April 30, 2008, the Mortgage Company originated residential mortgage loans, purchased and sold mortgage loans in the secondary market, and serviced residential mortgage loans including loans in the Bank’s portfolio. In April 2008, the Bank assumed the staff and operations of the Mortgage Company.

The consolidated financial statements include the accounts of Federal Trust, the Bank and the Mortgage Company (collectively referred to herein as, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (principally consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2009, and the results of operations and cash flows for the three-month periods ended March 31, 2009 and 2008. The results of operations for the three-month period ended March 31, 2009, are not necessarily indicative of the results to be expected for the entire year ending December 31, 2009. These statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Going Concern. The accompanying financial statements have been prepared assuming that we will continue as a going concern. Although we have entered into a merger agreement and certain conditions to the merger have been satisfied, the Company is unable at this time to determine whether the merger will be completed. In addition, the Bank’s operating and capital requirements, the recurring losses due to recent increases in nonperforming loans, declining net interest margin and continuing high levels of operating expenses are also factors which raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent Accounting Pronouncements. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, for discussion of recent accounting pronouncements.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(2) Securities

Information pertaining to securities with gross unrealized losses at March 31, 2009 and December 31, 2008 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows ($ in thousands):

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
At March 31, 2009:
Mortgage-backed securities	$—	—	(72)	2,789
Municipal bonds	—	—	(1,260)	6,062
Corporate bonds	—	—	(1,416)	584
Trust preferred securities	—	—	(458)	516

	$—	—	(3,206)	9,951

At December 31, 2008:
Mortgage-backed securities	$(3)	174	(61)	17,493
Municipal bonds	—	—	(1,286)	6,039
Corporate bonds	—	—	(1,064)	936

	$(3)	174	(2,411)	24,468

At March 31, 2009, the unrealized losses on the Company’s seven mortgage-backed securities, six municipal bonds, one corporate bond and one trust preferred security were caused primarily by decreased liquidity and larger risk premiums for these securities. Management of the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity. Accordingly, the Company does not consider those securities to be other-than-temporarily impaired at March 31, 2009.

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

The Company recognized an other-than-temporary impairment (“OTTI”) loss of $2.3 million on two trust preferred securities during the three months ended March 31, 2009. There was no OTTI loss recognized in the three months ended March 31, 2008. The Company used a discounted cash flow analysis to provide an estimate of the OTTI loss, which resulted from the fair value amount being less than the carrying amount. Inputs to the discount model included default rates, deferrals of interest and other factors. The discount rate was based upon spreads currently observed in the market for similar securities. The increase in the defaults and deferrals, to a range of 17.5% to 19.4%, contributed to the OTTI loss.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(3) Loans

The components of loans are summarized as follows ($ in thousands):

	At March 31, 2009	At December 31, 2008
	(unaudited)
Residential lending:
Mortgages (1)	$307,233	$312,219
Lot	34,689	36,703
Construction	3,108	3,661

Total residential lending	345,030	352,583

Commercial lending:
Real estate secured	48,505	47,794
Land, development and construction	41,967	43,051
Commercial loans	29,977	30,856

Total commercial lending	120,449	121,701

Consumer loans	110	121

Total loans	465,589	474,405

Add (deduct):
Allowance for loan losses	(26,575)	(25,977)
Net premiums, discounts, deferred fees and costs	1,652	1,950
Loans in process	(442)	(206)

Loans, net	$440,224	$450,172

(1)	There were no loans held for sale at March 31, 2009 or December 31, 2008.

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited), Continued

(3) Loans, Continued

During the first quarter of 2009, there was continued weakness in the real estate market in Central Florida and increases in loan delinquencies. As a result, we recorded a provision for loan losses in the 2009 first quarter of $3.8 million. Our loan charge-offs during the 2009 first quarter were $3.3 million, we recognized $71,000 in recoveries and our allowance for loan losses increased from $26.0 million at December 31, 2008, to $26.6 million at March 31, 2009.

The activity in the allowance for loan losses is as follows ($ in thousands):

	Three Months Ended March 31,
	2009	2008
Balance at beginning of period	$25,977	$13,869
Provision for loan losses	3,797	1,965
Charge-offs	(3,270)	(50)
Recoveries	71	9

Balance at end of period	$26,575	$15,793

The following is a summary of information regarding nonaccrual and impaired loans ($ in thousands):

	At March 31, 2009	At December 31, 2008
Non-accrual loans	$76,403	$62,643

Accruing loans past due 90 days or more	$—	$—

Recorded investment in impaired loans for which there is a related allowance for loan losses	$15,919	$16,416

Recorded investment in impaired loans for which there is no related allowance for loan losses	$35,813	$37,646

Allowance for loan losses related to impaired loans	$9,471	$10,683

	Three Months Ended March 31,
	2009	2008
Interest income recognized and received on impaired loans	$211	$418

Average net recorded investment in impaired loans	$52,897	$47,843

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited), Continued

(3) Loans, Continued

	March 31, 2009	December 31, 2008
Non-accrual loans:
Residential loans:
Mortgages	$33,619	$22,921
Lot	11,314	11,507
Construction	1,778	2,747

Total residential loans	46,711	37,175

Commercial loans:
Real estate secured	13,210	11,407
Land, development and construction	14,173	11,774
Commercial business	2,307	2,287

Total commercial loans	29,690	25,468

Consumer loans	2	—

Total non-accrual loans	76,403	62,643
Foreclosed assets	16,273	16,411

Total non-performing assets	$92,676	$79,054

Total non-accrual loans to total loans	16.4%	13.2%

Total non-accrual loans to total assets	13.2%	10.7%

Total allowance for loan losses to total non-accrual loans	34.8%	41.5%

Total non-performing assets to total assets	16.0%	13.5%

At March 31, 2009, we had no accruing loans that were contractually past due 90 days or more as to principal or interest and no troubled debt restructurings as defined by Statement of Financial Accounting Standards No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructuring.” For the three months ended March 31, 2009, interest income that would have been recorded under the original terms of non-accrual loans and interest income actually recognized is summarized below ($ in thousands):

Three Months Ended
March 31, 2009
Interest income that would have been recorded	$1,210
Interest income recognized	26

Interest income foregone	$1,184

Total non-performing assets, which includes non-accrual loans and foreclosed properties, increased from $79.1 million at December 31, 2008, to $92.7 million at March 31, 2009. The increase in non-performing assets during the first quarter of 2009 resulted primarily from a higher level of non-accrual residential loans. Non-accrual loans to borrowers who reside in the United Kingdom securing homes located primarily in Lake, Polk, Osceola and Orange counties, near Orlando attractions, increased from $16.4 million at December 31, 2008, to $23.0 million at March 31, 2009. Other non-accrual residential loans secured by properties located primarily in the state of Florida, increased from $6.5 million at December 31, 2008, to $10.4 million at March 31, 2009.

In addition to our non-performing assets discussed above, at March 31, 2009, we had $17.7 million in performing loans that exhibited weakness or concerns and were classified as substandard and $16.3 million in loans were graded as special mention. Accruing loans classified as substandard and other loans graded as special mention were $22.4 million and $14.0 million, respectively, at December 31, 2008.

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

The following tables summarize the capital thresholds for the minimum and well capitalized designations at March 31, 2009 and December 31, 2008. An institution’s capital category is based on whether it meets the threshold for all three capital ratios within the category. At March 31, 2009 and December 31, 2008, the Bank’s Tier 1 capital ratio was 2.7% and 0.8%, respectively, and accordingly, the Bank was designated as a “significantly under capitalized” institution at March 31, 2009. See note 11 for discussion of the Bank’s plans and actions to become “adequately capitalized” and regulatory restrictions placed on the Company and Bank.

	Actual		For Minimum Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	%	Amount	%	Amount	%
At March 31, 2009:
Total capital (to risk-weighted assets)	$20,721	5.4%	$30,560	8.0%	$38,200	10.0%
Tier I capital (to risk-weighted assets)	15,779	4.1	15,281	4.0	22,920	6.0
Tier I capital (to average adjusted assets)	15,779	2.7	23,305	4.0	29,131	5.0

At December 31, 2008:
Total capital (to risk-weighted assets)	$9,915	2.6%	$30,446	8.0%	$38,058	10.0%
Tier I capital (to risk-weighted assets)	5,010	1.3	15,223	4.0	22,834	6.0
Tier I capital (to average adjusted assets)	5,010	0.8	23,469	4.0	29,337	5.0

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited), Continued

(5) Loss Per Share of Common Stock

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share (“SFAS No. 128”). SFAS No. 128 provides accounting and reporting standards for calculating loss per share. Basic loss per share of common stock, has been computed by dividing the net loss for the period by the weighted-average number of shares outstanding. Shares of common stock purchased by the Company’s Employee Stock Ownership Plan (“ESOP”) are considered outstanding when the shares are allocated to participants. Diluted loss per share is computed by dividing net loss by the weighted-average number of shares outstanding including the dilutive effect of stock options computed using the treasury stock method and the restricted stock units.

The following table presents the calculation of basic and diluted loss per share for the three-month periods ending March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008
Weighted-average shares outstanding before adjustment for unallocated ESOP shares	9,436	9,436
Adjustment to reflect the effect of unallocated ESOP shares	—	—

Weighted-average shares outstanding for basic and diluted loss per share	9,436	9,436

Basic and diluted loss per share	$(.99)	$(1.19)

None of the options or awards were included in the loss per share calculations because they were anti-dilutive.

(6) Stock Compensation Plans

The Company has three stock benefit plans. The Key Employee Stock Compensation Program (the “Employee Plan”) is authorized to issue up to 10% of the issued shares up to a maximum of 1,020,000 shares through the exercise of incentive stock options, compensatory stock options, stock appreciation rights or performance shares. All awards granted under the Employee Plan have been incentive stock options. These options have five to ten year terms and vest over various terms up to five years. At March 31, 2009, the Company had 488,217 options available for future grants under the Employee Plan.

The Directors’ Stock Option Plan (the “Directors’ Plan”) is authorized to issue up to 141,000 shares through the exercise of stock options. All options granted under the Directors’ Plan have ten-year terms, are fully vested and exercisable and all options authorized under the Plan had been granted as of March 31, 2009.

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

Options are granted to certain employees and directors at a price equal to the market value of the stock on the dates the options were granted. In accordance with SFAS 123(R), the fair value of each option is amortized using the straight-line method over the requisite service period of each option. We have estimated the fair value of all option awards as of the grant date by applying the Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of compensation expense. The weighted average amounts for key assumptions used in determining the fair value of options granted during the three-months ended March 31, 2009 and 2008 follows:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Expected stock price volatility	—	32.67%
Risk-free interest rate	—	2.64%
Weighted average expected life in years		4.0
Expected dividend yield	—	0.00%
Per share weighted-average grant date fair value of options issued during the period	—	$0.64

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

A summary of stock option transactions for the three-month period ended March 31, 2009, follows: ($ in thousands, except per share data):

	Number of Options	Weighted Avg. Per Option Exercise Price	Weighted Avg. Remaining Contract Term (in years)	Aggregate Intrinsic Value
Options Under the Employee Plan:

Outstanding at December 31, 2008	163,567	$6.03	5.54
Options exercised	—
Options forfeited	(50,800)	$6.69

Outstanding at March 31, 2009	112,767	$5.73	7.37	$—

Exercisable at March 31, 2009	66,929	$6.72	4.10	$—

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited), Continued

(6) Stock Compensation Plans, Continued

	Number of Options	Weighted Avg. Per Option Exercise Price	Weighted Avg. Remaining Contract Term (in years)	Aggregate Intrinsic Value
Options Under the Directors’ Plans:

Outstanding at December 31, 2008	113,854	$7.62	5.30
Options granted	—	—
Options forfeited	—	—

Outstanding at March 31, 2009	113,854	$7.62	5.81	$—

Exercisable at March 31, 2009	60,087	$7.01	4.98	$—

As of March 31, 2009, the Company had 156,756 nonvested options outstanding resulting in approximately $193,000 of total unrecognized compensation expense related to these nonvested options. This expense is expected to be recognized monthly over the related vesting periods using the straight-line method through December 2011.

A summary of the status of the Company’s nonvested restricted stock units as of March 31, 2009, and changes during the three-months ended March 31, 2009, is presented below:

Nonvested Shares	Number of Units	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2008	2,532	$10.12
Dividends credited	—	—
Forfeited	—	—
Vested	—	—

Nonvested at March 31, 2009	2,532	$10.12

Total unrecognized compensation cost related to these non-vested restricted stock units amounted to $21,000 at March 31, 2009. This cost is expected to be recognized monthly over the related vesting period using the straight-line method through November 2009.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited), Continued

(7) Fair Value Measurements

General. The Company applies the provisions of SFAS No. 157, “Fair Value Measurements,” for financial assets and liabilities. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy prioritizes the assumptions that market participants would use in pricing the assets or liabilities (the “inputs”) into three broad levels.

The fair value hierarchy gives the highest priority (Level 1) to quoted prices in active markets for identical assets and liabilities and the lowest priority (Level 3) to unobservable inputs in which little, if any, market activity exits, requiring entities to develop their own assumptions and data.

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

Valuation Techniques. Available for sale securities are carried at fair value on a recurring basis utilizing Level 2 and Level 3 inputs. Level 2 securities include mortgage-backed securities, municipal bonds, government sponsored agency notes, collateralized mortgage obligations and corporate bonds, which the Company obtains fair value measurements from an independent third party pricing services using computerized models or indicative values provided by their trading desk. The fair value measurements consider observable data that may include dealer quotes, live trading levels, trade execution data, cash flows, market consensus prepayment speeds, market spreads, credit information and the U.S. Treasury yield curve. Level 3 securities include trust preferred securities, which the Company obtains fair values using a discounted cash flow analysis. Assumptions used in the analysis include the default rate, deferral of interest and other factors. The discount rate was based upon spreads currently observed in the market for similar securities.

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

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited), Continued

(7) Fair Value Measurements, Continued

Financial Assets Measured at Fair Value on a Recurring Basis. The following table summarizes financial assets measured at fair value on a recurring basis at March 31, 2009 and December 31, 2008, segregated by the level of the inputs within the hierarchy used to measure fair value:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets at March 31, 2009

Available for sale securities:
Mortgage-backed securities	$—	16,499	—	$16,499
Municipal bonds	—	6,062	—	6,062
U.S. government sponsored enterprise securities	—	5,190	—	5,190
Corporate bonds	—	584	—	584
Trust preferred securities	—	—	663	663

	$—	28,335	663	28,998

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets at December 31, 2008

Available for sale securities:
Mortgage-backed securities	$—	17,667	—	$17,667
Municipal bonds	—	6,039	—	6,039
U.S. government sponsored enterprise securities	—	5,211	—	5,211
Corporate bonds	—	936	—	936
Trust preferred securities	—	—	3,384	3,384

	$—	29,853	3,384	33,237

(Continued)

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited), Continued

(7) Fair Value Measurements, Continued

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3). A reconciliation of the beginning and ending balances for trust preferred securities using Level 3 inputs was as follows:

	Three Months Ended March 31,
	2009	2008
Balance, beginning of period	$3,384	4,784
Unrealized losses in other comprehensive loss	(459)	(565)
Other-than-temporary impairment loss included in non-interest expense	(2,262)	—
Amortization	—	(1)

Balance, end of period	$663	4,218

Financial Assets Measured at Fair Value on a Non-Recurring Basis. Assets measured at fair value on a non-recurring basis at March 31, 2009 and December 31, 2008, include impaired loans of $51,732, and $54,062, respectively, utilizing level 3 inputs. The impaired loans are collateral dependent and the allowance for losses on the impaired loans was $9,471 and $10,683 at March 31, 2009 and December 31, 2008, respectively.

The activity in the allowance for losses on impaired loans during the three months ended March 31, 2009 and 2008, respectively, was as follows:

	Three Months Ended March 31,
	2009	2008
Balance, beginning of period	$10,683	5,556
Provision for loan losses	332	46
Charge-offs	(1,544)	—

Balance, end of period	$9,471	5,602

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited), Continued

(8) Comprehensive Loss

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

	Three Months Ended March 31,
	2009	2008
Unrealized holding losses on securities available for sale	$(2,925)	(244)
Reclassification adjustments for:
Gains from sales realized in operations	—	(58)
Other-than-temporary impairment of securities	2,262	—

Net change in unrealized amount	(663)	(302)

Valuation allowance and income tax benefit	—	(422)

Net change amount	$(663)	(724)

(9) Legal Contingencies

Various legal claims arise from time to time in the normal course of business. In the opinion of management of the Company, none have occurred that will have a material effect on the Company’s consolidated financial statements.

(10) Reclassification

Certain amounts in the prior period consolidated financial statements have been reclassified to conform with the 2009 presentation.

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited), Continued

(11) Regulatory Matters, Merger Agreement, including Subsequent Events

In 2007, the Office of Thrift Supervision concluded examinations of the operations of Federal Trust and the Bank. The Office of Thrift Supervision noted weaknesses and failures relating primarily to the Company’s real estate lending practices and asset quality, and their impact on capital and earnings. As a result, the Office of Thrift Supervision has issued Cease and Desist Orders to the Company and Bank, which orders are designed to ensure that the weaknesses noted in the recently concluded examinations are properly addressed. The orders provide that:

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

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited), Continued

(11) Regulatory Matters, Merger Agreement, including Subsequent Events, Continued

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

FEDERAL TRUST CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited), Continued

(11) Regulatory Matters, Merger Agreement, including Subsequent Events, Continued

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

On May 14, 2009, The Hartford received preliminary approval to participate in Treasury’s Capital Purchase Program.

Although certain conditions to the merger have been satisfied, the Company is unable at this time to determine whether the merger will be completed. In addition, the Bank’s operating and capital requirements, the recurring losses due to recent increases in nonperforming loans, declining net interest margin and continuing high levels of operating expenses are also factors which raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions and real estate values, either nationally or in our market areas, that are worse than expected;

•	competition among depository and other financial institutions;

•	inflation and adverse changes in the securities markets;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	changes in consumer spending, borrowing and savings habits;

•	changes in demand for new housing in our market area;

•	unfavorable changes in economic conditions affecting housing markets, credit markets, real estate values or oil and gas prices, either nationally or locally;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the Financial Accounting Standards Board;

•	changes in our organization, compensation and benefit plans;

•	the risk that the merger (the “Merger”) with a subsidiary of The Hartford Financial Services Group, Inc. (“The Hartford”) will not be consummated in a timely manner, if at all; and

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

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that the critical accounting policies upon which our financial condition and results of operation depend, and that involve the most complex subjective decisions or assessments, are included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission. There are no material changes to the critical accounting policies disclosed in the Annual Report on Form 10-K.

Capital Resources and Liquidity

During the three months ended March 31, 2009, the Company’s primary source of funds consisted of net principal repayments and sales of loans of $2.4 million, net principal repayments and sales of securities available for sale of $1.4 million and an increase in other borrowings of $20.0 million. We used $12.5 million to decrease our Federal Home Loan Bank of Atlanta advances and fund $2.4 million of deposit withdrawals. The continued decline in residential real estate values in Florida and the increase in nonaccrual loans has had a significant negative impact on the operations and capital resources of the Company.

On March 31, 2009, the Company and Bank entered into a Note Purchase Agreement (the “Agreement”) with The Hartford (see Note 11 to Consolidated Financial Statements). Pursuant to the Agreement, the Company has issued and sold a note to The Hartford with a principal amount of $20.0 million. The note bears interest at a rate of 10.00% per year, and matures March 31, 2010. The proceeds of the note have been contributed by the Company to the Bank as capital.

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

A summary of the amounts of the Company’s financial instruments, with off-balance-sheet risk at March 31, 2009, follows ($ in thousands):

Contract Amount
Commitments to extend credit	$131

Unused lines of credit	$9,927

Standby letters of credit	$123

Loans in process	$442

Management believes the Company has adequate resources to fund all its commitments. At March 31, 2009, the Company had approximately $241.8 million in time deposits maturing in one year or less. Management also believes that, if so desired, it can adjust the rates on time deposits to retain or obtain new deposits in a changing interest rate environment.

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

	Three Months Ended March 31,
	2009			2008
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Interest-earning assets:
Loans (1)	$470,338	$5,161	4.45%	$557,196	$7,999	5.74%
Securities (2)	33,012	445	5.47	45,000	641	5.70
Other interest-earning assets (3)	48,396	12	0.10	39,629	366	3.69

Total interest-earning assets	551,746	5,618	4.13	641,825	9,006	5.61

Other noninterest-earning assets	26,569			53,063

Total assets	$578,315			$694,888

Noninterest-bearing demand deposits	$9,987	—	—	$14,388	—	—
Interest-bearing liabilities:
Interest-bearing demand and money- market deposits	102,360	600	2.38	129,562	1,073	3.31
Savings deposits	2,259	3	0.54	2,437	4	0.66
Time deposits	297,511	2,940	4.01	324,894	4,022	4.95

Total deposit accounts	412,117	3,543	3.49	471,281	5,099	4.33

FHLB advances and other borrowings (4)	160,549	1,608	4.06	172,078	1,867	4.34

Total interest-bearing liabilities (5)	562,679	5,151	3.71	628,971	6,966	4.43

Other noninterest-bearing liabilities	11,324			12,006
Stockholders’ equity (deficit)	(5,675)			39,523

Total liabilities and stockholders’ equity (deficit)	$578,315			$694,888

Net interest/dividend income		$467			$2,040

Net interest margin (6)			0.34%			1.27%

Interest-rate spread (7)			0.42%			1.18%

Ratio of average interest-earning assets to average interest-bearing liabilities	98.06%			102.04%

(1)	Includes nonaccrual loans.
(2)	No tax equivalent adjustments were made
(3)	Includes Federal Home Loan Bank stock and interest-earning deposits.
(4)	Includes Federal Home Loan Bank advances, other borrowings and junior subordinated debentures
(5)	Total interest-bearing liabilities exclude noninterest-bearing demand deposits.
(6)	Net interest margin is annualized net interest income divided by average interest-earning assets.
(7)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

Comparison of the Three-Month Periods Ended March 31, 2009 and 2008

General. The Company had a net loss for the three-month period ended March 31, 2009, of $9.4 million, or $0.99 per basic and fully diluted share, compared to a net loss of $11.2 million or $1.19 per basic and fully diluted share for the same period in 2008. The decrease in net loss for the three months ended March 31, 2009 is primarily attributable to a $7.5 million income tax expense related to a valuation allowance established on the deferred tax asset during the March 2008 quarter, partially offset by a $3.8 million provision for loan losses for the quarter ended March 31, 2009, (compared to $2.0 million for the quarter ended March 31, 2008), together with interest income foregone as a result of the increase in nonperforming assets, and a $1.8 million increase in other expenses.

Interest Income. Interest income decreased $3.4 million to $5.6 million for the 2009 first quarter, from $9.0 million for the quarter ended March 31, 2008. The decrease in interest income was primarily due to a decrease in market interest rates from the first quarter of 2008 to the first quarter of 2009, and $1.2 million in foregone interest for the three-months ended March 31, 2009.

Interest Expense. Interest expense decreased $1.8 million, or 26.1%, due to a decrease in the average rate paid on interest-bearing liabilities from 4.43% in the quarter ending March 2008 to 3.71% for the 2009 first quarter. In addition, average interest bearing liabilities decreased from $629.0 million for the 2008 first quarter to $562.7 million for the first quarter of 2009.

Provision for Loan Losses. A provision for loan losses is charged to operations based upon management’s evaluation of the loan portfolio. During the quarter ended March 31, 2009, the Bank recorded a provision for loan losses of $3.8 million based on its evaluation of the loan portfolio, compared to $2.0 million for the same period in 2008. The increased provision for the 2009 first quarter was due to the decline in real estate collateral values and an increase in nonaccrual loans. The allowance for loan losses at March 31, 2009, was $26.6 million compared to $15.8 million at March 31, 2008. Our evaluation of the allowance for loan losses at March 31, 2009, included an assessment of the current market values for the nonaccrual loans, and an ongoing evaluation of the loan portfolio. As a percent of total loans outstanding, the allowance for loan losses increased to 5.7% at March 31, 2009 from 5.5% at December 31, 2008, and 3.0% at March 31, 2008. Management believes the allowance for loan losses at March 31, 2009, was adequate to absorb estimated loan losses in the loan portfolio at March 31, 2009. However, we can make no assurance that our allowance will be adequate to cover future loan losses given current and future market conditions, including the recent downturn in our local real estate markets. In addition, our regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, based on judgments different than those of our management. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory agencies would have a negative effect on our operating results.

Other Income. Other income decreased to $38,000 for the quarter ended March 31, 2009, from $567,000 for the 2008 first quarter due primarily to an increase in net loss on the sale of foreclosed assets during the first quarter of 2009, as well as net gains on sales of loans and securities of $257,000 in the 2008 first quarter, compared to $1,000 of such gains in the first quarter of 2009.

Comparison of the Three-Month Periods Ended March 31, 2009 and 2008, Continued

Other Expenses. Total other expenses for the 2009 first quarter were $6.0 million, up $1.8 million or 40.8% from the first quarter of 2008. The increase was primarily due to our taking a charge of $2.3 million for other-than-temporary impairment of securities during the first quarter of 2009, as discussed in Note 2 to the unaudited Consolidated Financial Statements.

Income Taxes. The Company’s consolidated tax position resulted in no income tax expense or benefit for the three-months ended March 31, 2009, compared to a tax expense of $7.5 million for the same period in 2008. During the three months ended March 31, 2008, the Company determined that it is more likely than not that the deferred tax asset will not be realized in the near term. Accordingly, a valuation allowance was recorded on the previously recognized deferred tax assets.

Comparison of Financial Condition at March 31, 2009 and December 31, 2008

Total assets at March 31, 2009 were $580.1 million, compared to $584.9 million at December 31, 2008. This decrease in total assets during 2009 was part of our continued strategy to improve our liquidity and shrink the balance sheet due to our losses and the need to strengthen our regulatory capital ratios, combined with our efforts to change our asset/liability mix through a reduction in wholesale loan purchases and borrowed funds. Our portfolio of securities available for sale decreased by $4.2 million, or 12.8%, to $29.0 million at March 31, 2009, from $33.2 million at December 31, 2008. Total loans declined $8.7 million, or 1.8%, to $465.6 million at March 31, 2009, from $474.3 million at December 31, 2008. Residential loans declined $7.5 million, or 2.1%, from December 31, 2008. In addition, commercial loans declined $1.3 million, or 1.0%, from December 31, 2008. The funds provided by the sales and payoffs of loans and investments were used to repay brokered deposits and increase our liquidity. Cash and cash equivalents increased from $45.5 million at December 31, 2008 to $56.5 million at March 31, 2009.

Total deposits at March 31, 2009 were $409.4 million compared to $411.8 million at December 31, 2008. This decrease was primarily the result of a decrease of $14.2 million, or 4.7% in time deposits from $302.9 million at December 31, 2008, to $288.7 million at March 31, 2009. Included in the decline of time deposits for the three-month period ending March 31, 2009, were $5.0 million in brokered deposits that matured and were not renewed, rolled over or replaced and a decline in our retail time deposits of $9.2 million. The decline in time deposits was part of our ongoing strategy to reduce our reliance and high cost sources of funding and shrink the balance sheet. Federal Home Loan Bank advances decreased $12.5 million, or 7.7%, during 2009 to $149.0 million at March 31, 2009. We no longer have access to additional Federal Home Loan Bank advances. Total stockholders’ deficit was $12.8 million at March 31, 2009 due primarily to the $9.3 million loss for the three months ended March 31, 2009.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in the Company’s market risk exposure since December 31, 2008.

Item 4.	Controls and Procedures

Not applicable

Item 4T.	Controls and Procedures

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

The Chief Executive Officer’s conclusion was based upon the fact that, at March 31, 2009, the Company did not have a Chief Financial Officer or other employee with requisite experience to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and, at March 31, 2009, as previously disclosed, the Company had not yet been permitted by the Office of Thrift Supervision to hire an outside firm or consultant to assist the Company with such tasks.

Notwithstanding the foregoing, management believes that the unaudited financial statements included in this Quarterly Report fairly present in all material respects the Company’s consolidated financial position, results of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America.

Changes in Internal Controls. During the period covered by this report, there was no change in internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings to which the Company is a party or of which any of its property is subject. From time to time, the Company is a party to various legal proceedings incident to its business.

Item 1A.	Risk Factors

Not required for smaller reporting companies. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for discussion of risk factors at December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a.	There were no sales of registered equity securities during the period covered by this Report.

b.	Not applicable.

c.	There were no issuer repurchases of equity securities during the period covered by this Report.

Item 3.	Defaults under Senior Securities

As disclosed in previous filings with the Securities and Exchange Commission, on June 27, 2008, Federal Trust Corporation notified the trustee of Federal Trust Statutory Trust I of Federal Trust Corporation’s intention to defer its payments on the Junior Subordinated Debentures due September 17, 2033 related to the trust preferred securities issued by Federal Trust Statutory Trust I, meaning that Federal Trust Statutory Trust I will defer its payments of dividends on the trust preferred securities. Federal Trust Corporation may not resume these interest payments on the debentures until it receives prior regulatory approval from the Office of Thrift Supervision. At March 31, 2009, accrued interest payable on these debentures amounted to $222,000.

Item 4.	Submission of Matters to a Vote of Security Holders

A Special Meeting of Shareholders (the “Special Meeting”) of Federal Trust was held on January 26, 2009, to consider (i) the Agreement and Plan of Merger, dated as of November 14, 2008, by and between The Hartford Financial Services Group, Inc., FT Acquisition Corporation (formed by The Hartford to facilitate the merger) and Federal Trust Corporation (the “Merger Agreement”) and (ii) any adjournment or postponement of the special meeting, if deemed necessary or appropriate, to solicit additional proxies in the event there were not sufficient votes represented in person or by proxy at the time of the Special Meeting to approve the Merger Agreement.

At the Annual Meeting, 5,877,558 shares were present in person or by proxy. The following is a summary and tabulation of the matters that were voted upon at the Annual Meeting:

Proposal I.

The proposal to approve the Agreement and Plan of Merger, dated as of November 14, 2008, by and between The Hartford Financial Services Group, Inc., FT Acquisition Corporation and Federal Trust Corporation, pursuant to which FT Acquisition Corporation, a newly incorporated wholly owned subsidiary of The Hartford Financial Services Group, Inc., will merge with and into Federal Trust Corporation and each of the outstanding shares of Federal Trust Corporation common stock will be converted into the right to receive $1.00 in cash:

For	Against	Abstain	Broker Non-Votes
5,799,553	72,628	5,377	0

Proposal II.

The potential adjournment of the special meeting of shareholders if necessary or appropriate to solicit additional proxies:

For	Against	Abstain	Broker Non-Votes
5,752,039	91,422	34,097	0

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a)

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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